Form 10-Q
period 2013-03-31
OSHKOSH CORP
filed 2013-04-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 25, 2013, 87,987,817 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED March 31, 2013

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$1,984.4	$2,062.3	$3,734.2	$3,930.8
Cost of sales	1,681.0	1,818.2	3,184.8	3,461.8
Gross income	303.4	244.1	549.4	469.0

Operating expenses:
Selling, general and administrative	154.3	145.4	305.6	276.5
Amortization of purchased intangibles	14.5	14.6	28.9	29.3
Total operating expenses	168.8	160.0	334.5	305.8
Operating income	134.6	84.1	214.9	163.2

Other income (expense):
Interest expense	(16.4)	(18.0)	(32.8)	(38.5)
Interest income	1.7	0.6	4.2	1.2
Miscellaneous, net	0.1	1.3	0.4	(4.3)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	120.0	68.0	186.7	121.6
Provision for income taxes	34.8	24.4	55.8	36.8
Income from continuing operations before equity in earnings of unconsolidated affiliates	85.2	43.6	130.9	84.8
Equity in earnings of unconsolidated affiliates	0.7	—	1.3	0.7
Income from continuing operations, net of tax	85.9	43.6	132.2	85.5
Income (loss) from discontinued operations, net of tax	0.6	(5.6)	0.8	(8.2)
Net income	86.5	38.0	133.0	77.3
Net income attributable to noncontrolling interest	—	(0.7)	—	(1.1)
Net income attributable to Oshkosh Corporation	$86.5	$37.3	$133.0	$76.2

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$0.98	$0.47	$1.48	$0.92
From discontinued operations	0.01	(0.06)	0.01	(0.09)
	$0.99	$0.41	$1.49	$0.83

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$0.96	$0.47	$1.46	$0.92
From discontinued operations	0.01	(0.06)	0.01	(0.09)
	$0.97	$0.41	$1.47	$0.83

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$86.5	$38.0	$133.0	$77.3
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	1.4
Employee pension and postretirement benefits	1.0	1.5	2.0	3.0
Currency translation adjustments	(10.0)	11.8	(1.4)	3.7
Total other comprehensive income (loss), net of tax	(9.0)	13.3	0.6	8.1
Comprehensive income	77.5	51.3	133.6	85.4
Comprehensive (income) loss attributable to noncontrolling interest	—	(0.7)	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$77.5	$50.6	$133.6	$84.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$452.3	$540.7
Receivables, net	970.3	1,018.6
Inventories, net	1,060.7	937.5
Deferred income taxes	66.7	69.9
Prepaid income taxes	77.9	98.0
Other current assets	31.1	29.8
Total current assets	2,659.0	2,694.5
Investment in unconsolidated affiliates	20.1	18.8
Property, plant and equipment, net	357.2	369.9
Goodwill	1,033.2	1,033.8
Purchased intangible assets, net	750.2	775.4
Other long-term assets	54.9	55.4
Total assets	$4,874.6	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$32.5	$—
Accounts payable	659.5	683.3
Customer advances	529.1	510.4
Payroll-related obligations	109.2	130.1
Accrued warranty	96.9	95.0
Deferred revenue	28.0	113.0
Other current liabilities	159.4	172.7
Total current liabilities	1,614.6	1,704.5
Long-term debt, less current maturities	922.5	955.0
Deferred income taxes	115.3	129.6
Other long-term liabilities	334.5	305.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,096,465 and 92,086,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	711.6	703.5
Retained earnings	1,396.6	1,263.5
Accumulated other comprehensive loss	(100.8)	(101.4)
Common Stock in treasury, at cost (4,117,598 and 528,695 shares, respectively)	(120.6)	(13.0)
Total shareholders’ equity	1,887.7	1,853.5
Total liabilities and shareholders' equity	$4,874.6	$4,947.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Equity
(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Net income	—	—	76.2	—	—	1.1
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—
Employee pension and postretirement benefits, net of tax of $1.8	—	—	—	3.0	—	—
Currency translation adjustments, net	—	—	—	3.7	—	—
Exercise of stock options	—	2.2	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	6.6	—	—	—	—
Other	—	0.4	—	—	(0.6)	—
Balance at March 31, 2012	$0.9	$694.8	$1,108.9	$(114.5)	$—	$1.2

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$—
Net income	—	—	133.0	—	—	—
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	2.0	—	—
Currency translation adjustments, net	—	—	—	(1.4)	—	—
Repurchase of common stock	—	—	—	—	(125.1)	—
Exercise of stock options	—	(1.1)	—	—	16.8	—
Stock-based compensation and award of nonvested shares	—	10.8	—	—	—	—
Tax benefit related to stock-based compensation	—	(0.8)	—	—	—	—
Other	—	(0.8)	0.1	—	0.7	—
Balance at March 31, 2013	$0.9	$711.6	$1,396.6	$(100.8)	$(120.6)	$—

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended March 31,
	2013	2012
Operating activities:
Net income	$133.0	$77.3
Depreciation and amortization	63.3	64.3
Deferred income taxes	(13.8)	(11.8)
Other non-cash adjustments	4.1	4.4
Changes in operating assets and liabilities	(142.2)	(87.3)
Net cash provided by operating activities	44.4	46.9

Investing activities:
Additions to property, plant and equipment	(15.4)	(24.1)
Additions to equipment held for rental	(10.1)	(3.1)
Proceeds from sale of property, plant and equipment	0.1	6.1
Proceeds from sale of equipment held for rental	3.9	2.4
Other investing activities	(3.4)	(0.7)
Net cash used by investing activities	(24.9)	(19.4)

Financing activities:
Repayment of long-term debt	—	(72.5)
Repurchases of common stock	(125.1)	—
Proceeds from exercise of stock options	15.7	2.9
Other financing activities	0.8	(0.2)
Net cash used by financing activities	(108.6)	(69.8)

Effect of exchange rate changes on cash	0.7	2.2
Decrease in cash and cash equivalents	(88.4)	(40.1)
Cash and cash equivalents at beginning of period	540.7	428.5
Cash and cash equivalents at end of period	$452.3	$388.4

Supplemental disclosures:
Cash paid for interest	$30.2	$37.0
Cash paid for income taxes	44.0	31.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in Oshkosh Corporation and its subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2012. "Oshkosh" refers to Oshkosh Corporation, not including its subsidiaries. The interim results are not necessarily indicative of results for the full year.

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

3.    Discontinued Operations

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in SMIT, a European mobile medical trailer manufacturer, for nominal cash consideration. In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. All three businesses were previously included in the Company's fire & emergency segment. Due to the sale and/or closure of these businesses, they have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income. Results of discontinued operations were the following (in millions):

	Three Months Ended		Six Months Ended
	March 31		March 31,
	2013	2012	2013	2012
Net sales	$9.0	$13.0	$20.2	$23.1
Cost of sales	7.9	17.7	18.8	30.2
Gross income (loss)	1.1	(4.7)	1.4	(7.1)
Operating expenses:
Selling, general and administrative	—	3.3	(0.2)	4.5
Amortization of purchased intangibles	—	0.2	—	0.4
Total operating expenses	—	3.5	(0.2)	4.9
Operating income (loss)	1.1	(8.2)	1.6	(12.0)
Other income (expense)	(0.1)	(0.2)	(0.4)	(0.3)
Income (loss) before income taxes	1.0	(8.4)	1.2	(12.3)
Provision for (benefit from) income taxes	0.4	(2.8)	0.4	(4.1)
Income (loss) from discontinued operations, net of tax	$0.6	$(5.6)	$0.8	$(8.2)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2013	2012
U.S. government:
Amounts billed	$141.4	$99.2
Costs and profits not billed	54.2	251.7
	195.6	350.9
Other trade receivables	749.7	633.0
Finance receivables	5.5	5.2
Notes receivable	23.9	24.6
Other receivables	33.0	35.6
	1,007.7	1,049.3
Less allowance for doubtful accounts	(23.3)	(18.0)
	$984.4	$1,031.3

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At March 31, 2013, the Company had recorded $89.8 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded income (expense) of $3.3 million and $(2.8) million for the six months ended March 31, 2013 and 2012, respectively, related to changes in estimates on these contracts. The changes increased (decreased) net income by $2.1 million, or $0.02 per share, and $(1.8) million, or $(0.02) per share, respectively.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2013	2012
Current receivables	$970.3	$1,018.6
Long-term receivables	14.1	12.7
	$984.4	$1,031.3

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance receivables consisted of the following (in millions):

	March 31,	September 30,
	2013	2012
Finance receivables	$6.4	$6.0
Less unearned income	(0.9)	(0.8)
Net finance receivables	5.5	5.2
Less allowance for doubtful accounts	(1.3)	(1.4)
	$4.2	$3.8

Contractual maturities of the Company’s finance receivables at March 31, 2013 were as follows: 2013 (remaining six months) - $2.4 million; 2014 - $1.3 million; 2015 - $0.8 million; 2016 - $0.4 million; 2017 - $0.4 million; 2018 - $0.4 million; and thereafter - $0.7 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2013, approximately 93% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$0.1	$0.1	$—	$—
Greater than 60 days and less than 90 days	0.1	—	—	—
Greater than 90 days	1.5	1.3	—	—

Receivables on nonaccrual status	3.1	3.4	18.9	19.0
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.4	1.5	1.6	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	5.1	3.7	22.3	24.6
Allowance for doubtful accounts	(1.3)	(1.4)	(11.0)	(8.0)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2013, restructured finance receivables and notes receivables were $4.1 million and $23.1 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2013.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.5	$8.0	$9.0	$18.5	$3.7	$8.7	$8.7	$21.1
Provision for doubtful accounts, net of recoveries	(0.2)	3.0	2.4	5.2	(0.6)	(0.2)	1.7	0.9
Charge-off of accounts	—	—	(0.4)	(0.4)	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	—	—	—	—
Allowance for doubtful accounts at end of period	$1.3	$11.0	$11.0	$23.3	$3.1	$8.5	$10.2	$21.8

	Six Months Ended March 31, 2013				Six Months Ended March 31, 2012
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.4	$8.0	$8.6	$18.0	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(0.1)	3.0	2.8	5.7	(3.1)	(0.2)	2.3	(1.0)
Charge-off of accounts	—	—	(0.4)	(0.4)	(5.3)	(0.2)	(1.2)	(6.7)
Foreign currency translation	—	—	—	—	—	—	—	—
Allowance for doubtful accounts at end of period	$1.3	$11.0	$11.0	$23.3	$3.1	$8.5	$10.2	$21.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Inventories

Inventories consisted of the following (in millions):

		March 31,	September 30,
		2013	2012
Raw materials		$462.8	$558.0
Partially finished products		317.6	318.3
Finished products		499.0	371.0
Inventories at FIFO cost		1,279.4	1,247.3
Less:	Progress/performance-based payments on U.S. government contracts	(144.7)	(238.0)
	Excess of FIFO cost over LIFO cost	(74.0)	(71.8)
		$1,060.7	$937.5

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments. Finished goods inventory at March 31, 2013 included approximately $175 million of inventory related to an international defense order, which will be shipped and recognized as sales in the third and fourth quarters of fiscal 2013.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	March 31,	September 30,
	2013	2012
RiRent (The Netherlands)	$10.9	$10.5
Other	9.2	8.3
	$20.1	$18.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $0.2 million and $1.7 million for the six months ended March 31, 2013 and 2012, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (71.2% as of March 31, 2013).

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2013	2012
Land and land improvements	$46.1	$45.8
Buildings	237.4	236.3
Machinery and equipment	560.5	550.6
Equipment on operating lease to others	20.9	23.8
	864.9	856.5
Less accumulated depreciation	(507.7)	(486.6)
	$357.2	$369.9

Depreciation expense recorded in continuing operations was $32.0 million and $31.8 million for the six months ended March 31, 2013 and 2012, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at March 31, 2013 and September 30, 2012 was $15.3 million and $9.4 million, respectively.

8.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2013 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2012	$906.1	$106.1	$21.6	$1,033.8
Foreign currency translation	(0.5)	—	(0.1)	(0.6)
Net goodwill at March 31, 2013	$905.6	$106.1	$21.5	$1,033.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2013			September 30, 2012
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,837.7	$(932.1)	$905.6	$1,838.2	$(932.1)	$906.1
Fire & emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.4	(175.9)	21.5	197.5	(175.9)	21.6
	$2,149.4	$(1,116.2)	$1,033.2	$2,150.0	$(1,116.2)	$1,033.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.9)	$32.5
Non-compete	10.5	56.3	(56.0)	0.3
Technology-related	11.9	104.3	(62.5)	41.8
Customer relationships	12.7	562.1	(286.2)	275.9
Other	16.6	16.6	(13.1)	3.5
	14.4	794.7	(440.7)	354.0
Non-amortizable trade names		396.2	—	396.2
		$1,190.9	$(440.7)	$750.2

	September 30, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.2)	$33.2
Non-compete	10.5	56.9	(55.5)	1.4
Technology-related	12.0	100.9	(58.4)	42.5
Customer relationships	12.7	563.8	(265.5)	298.3
Other	16.5	16.6	(12.8)	3.8
	14.4	793.6	(414.4)	379.2
Non-amortizable trade names		396.2	—	396.2
		$1,189.8	$(414.4)	$775.4

Amortization expense recorded in continuing operations was $28.9 million and $29.3 million for the six months ended March 31, 2013 and 2012, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2013 and the five years succeeding September 30, 2013 are as follows: 2013 (remaining six months) - $27.5 million; 2014 - $55.0 million; 2015 - $54.2 million; 2016 - $53.7 million; 2017 - $45.9 million and 2018 - $38.1 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2013	2012
Senior Secured Term Loan	$455.0	$455.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
	955.0	955.0
Less current maturities	(32.5)	—
	$922.5	$955.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	32.5	—
	$32.5	$—

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. At March 31, 2013, outstanding letters of credit of $186.5 million reduced available capacity under the Revolving Credit Facility to $338.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2013, the interest spread on the Revolving Credit Facility and Term Loan was 175 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2013 was 1.95%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 23 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At March 31, 2013, the fair value of the Senior Notes was estimated to be $550 million and the fair value of the Term Loan approximated book value.

10.    Warranties

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2013	2012
Balance at beginning of period	$95.0	$75.0
Warranty provisions	24.3	26.8
Settlements made	(25.0)	(24.2)
Changes in liability for pre-existing warranties, net	3.6	2.6
Foreign currency translation	(1.0)	0.7
Balance at end of period	$96.9	$80.9

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

11.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $365.7 million in indebtedness of customers, including $128.0 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at March 31, 2013 was $89.2 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Balance at beginning of period	$4.7	$4.7	$5.0	$6.5
Provision for new credit guarantees	0.4	0.5	0.4	0.7
Settlements made	—	—	(0.1)	(0.5)
Changes for pre-existing guarantees, net	(0.2)	(0.6)	(0.3)	(1.7)
Amortization of previous guarantees	(0.1)	(0.1)	(0.2)	(0.5)
Foreign currency translation	—	0.1	—	0.1
Balance at end of period	$4.8	$4.6	$4.8	$4.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Oshkosh Corporation Shareholders' Equity

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

In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. During the six months ended March 31, 2013, the Company had repurchased 4,250,072 shares of its Common Stock at an aggregate cost of $125.1 million. As a result, 6,749,928 shares of Common Stock remained under this repurchase authorization at March 31, 2013. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

13.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB ASC Topic 815, Derivatives and Hedging. At March 31, 2013 and 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2013, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $118.0 million in notional amounts, including $79.3 million in contracts to sell Euro and $24.4 million in contracts to sell Australian dollars, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2013		September 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$1.5	$0.4	$0.4	$—

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31,		Six Months Ended March 31,
		2013	2012	2013	2012
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$—	$—	$(2.2)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	2.1	(4.0)	0.1	(6.9)
		$2.1	$(4.0)	$0.1	$(9.1)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended March 31, 2013.

As of March 31, 2013, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivatives (a)	$—	$1.5	$—	$1.5

Liabilities:
Foreign currency exchange derivatives (a)	$—	$0.4	$—	$0.4
_________________________

(a)	Based on observable market transactions of forward currency prices.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.    Stock-Based Compensation

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

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At March 31, 2013, the Company had reserved 9,944,976 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 was $12.3 million ($7.8 million net of tax) and $18.7 million ($11.9 million net of tax), respectively. Total stock-based compensation expense included in the Company's Condensed Consolidated Statements of Income for the three and six months ended March 31, 2012 was $5.8 million ($3.7 million net of tax) and $10.2 million ($6.5 million net of tax), respectively.

16.    Restructuring and Other Charges

Pre-tax restructuring charges (credits) included in continuing operations for the three and six months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Cost of Sales	Selling, General and Administrative	Total	Cost of Sales	Selling, General and Administrative	Total
Access equipment	$(0.2)	$—	$(0.2)	$(0.1)	$—	$(0.1)
Defense	0.5	—	0.5	—	—	—
Fire & emergency	—	—	—	0.2	0.2	0.4
Commercial	—	—	—	0.1	—	0.1
	$0.3	$—	$0.3	$0.2	$0.2	$0.4

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended March 31, 2013			Six Months Ended March 31, 2012
	Cost of Sales	Selling, General and Administrative	Total	Cost of Sales	Selling, General and Administrative	Total
Access equipment	$(0.2)	$—	$(0.2)	$(0.6)	$—	$(0.6)
Defense	0.5	—	0.5	—	—	—
Fire & emergency	—	—	—	0.2	0.3	0.5
Commercial	—	—	—	0.1	—	0.1
	$0.3	$—	$0.3	$(0.3)	$0.3	$—

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

Employee Severance and Termination Benefits
Balance at September 30, 2012	$1.9
Restructuring provisions	0.3
Utilized - cash	(0.1)
Foreign currency translation	0.1
Balance at March 31, 2013	$2.2

17.    Employee Benefit Plans

Defined Benefit Plans - Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh and Pierce Manufacturing Inc. ("Pierce") employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. In September 2012, the Company amended its Oshkosh and Pierce defined benefit plans, freezing benefit accruals for Oshkosh and Pierce salaried employees effective December 31, 2012. The amendment provided that salaried participants in the Oshkosh and Pierce pension plans would not receive credit, other than for vesting purposes, for eligible earnings paid for any month of service worked after the effective date. All accrued benefits under the plans as of the effective date remained intact, and service credits for vesting and retirement eligibility continued in accordance with the terms of the plans. As a result of the formal decision to freeze the plans benefit accruals, net periodic benefit costs decreased significantly in fiscal 2013. The pension benefit is expected to be offset by additional employer contributions to the Company's defined contribution plan which began in January 2013.

Postretirement Medical Plans - Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG Industries, Inc. and Kewaunee Fabrications, LLC hourly and salaried active employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded. In September 2012, the Oshkosh plan was amended to eliminate postretirement benefits coverage for salaried employees retiring at age 55 or older effective December 31, 2012, except for existing eligible employees who are at least age 55 with at least five years of service by December 31, 2012 who elect to retire on or before December 31, 2013.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$3.6	$5.5	$7.6	$11.1
Interest cost	4.0	4.1	8.0	8.2
Expected return on plan assets	(4.1)	(3.9)	(8.3)	(7.8)
Amortization of prior service cost	0.4	0.6	0.9	1.2
Curtailment	1.9	—	2.8	—
Amortization of net actuarial loss	1.1	1.8	2.2	3.6
Net periodic benefit cost	$6.9	$8.1	$13.2	$16.3

In connection with staffing reductions in the defense segment as a result of declining sales to the U.S. Department of Defense ("DoD"), pension curtailment charges of $1.9 million and $2.8 million were recorded for the three and six months ended
March 31, 2013. The Company expects to contribute between $10.0 million and $15.0 million to its pension plans in fiscal 2013 compared to $35.8 million in fiscal 2012.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$1.8	$1.8	$3.8	$3.6
Interest cost	0.8	0.8	1.6	1.7
Amortization of prior service cost	(0.1)	—	(0.2)	—
Curtailment	(1.0)	—	(1.0)	—
Amortization of net actuarial loss	0.3	0.3	0.6	0.6
Net periodic benefit cost	$1.8	$2.9	$4.8	$5.9

In connection with staffing reductions in the defense segment, an other post-employment curtailment benefit of $1.0 million was recorded for the three and six months ended March 31, 2013. The Company made contributions to fund benefit payments of $0.8 million and $0.7 million for the six months ended March 31, 2013 and 2012, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $0.8 million under these other post-employment benefit plans prior to the end of fiscal 2013.

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees. Amounts expensed for Company matching and discretionary contributions were $8.1 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. Amounts expensed for Company matching and discretionary contributions were $13.4 million and $9.5 million for the six months ended March 31, 2013 and 2012, respectively. The increase in defined contribution costs during fiscal 2013 was generally a result of Company contributions beginning in January 2013 to the defined benefit replacement plan.

18.    Income Taxes

The Company's effective income tax rate was 29.9% and 30.3% of pre-tax income for the six months ended March 31, 2013 and 2012, respectively. The effective income tax rate for the six months ended March 31, 2013 was favorably impacted by the reinstatement of the U.S. research and development income tax credit (250 basis points) and reported lower foreign income taxes (400 basis points). The effective income tax rate for the six months ended March 31, 2012 was favorably impacted by net discrete tax benefits aggregating 660 basis points including adjustments to reflect positions taken on previously filed tax returns

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(270 basis points), the settlement of foreign tax audits (200 basis points) and reductions of the liability for unrecognized tax benefits related to the expiration of statutes of limitations (80 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $36.3 million and $33.9 million as of March 31, 2013 and September 30, 2012, respectively. As of March 31, 2013, net unrecognized tax benefits, excluding interest and penalties, of $25.2 million would affect the Company’s net income if recognized, including $24.6 million which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2013 and 2012, the Company recognized a charge of $1.4 million and a benefit of $1.2 million, respectively, related to interest and penalties. At March 31, 2013, the Company had accruals for the payment of interest and penalties of $15.5 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.5 million, because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At March 31, 2013, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2011 and 2010.

19.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2013			Six Months Ended March 31, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(98.6)	$6.8	$(91.8)	$(99.6)	$(1.8)	$(101.4)
Other comprehensive income (loss) before reclassifications	—	(10.0)	(10.0)	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	1.0	2.0	—	2.0
Net current period other comprehensive income (loss)	1.0	(10.0)	(9.0)	2.0	(1.4)	0.6
Balance at end of period	$(97.6)	$(3.2)	$(100.8)	$(97.6)	$(3.2)	$(100.8)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) was as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013
Amortization of Employee Pension and Postretirement Benefits items
Prior service costs	$(0.4)	$(0.9)
Actuarial losses	(1.1)	(2.2)
Total before tax	(1.5)	(3.1)
Tax benefit	0.5	1.1
Net of tax	$(1.0)	$(2.0)

20.    Earnings (Loss) Per Share

Net income (loss) attributable to Oshkosh Corporation common shareholders was as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income from continuing operations	$85.9	$42.9	$132.2	$84.4
Less: net earnings allocated to participating securities	(0.5)	(0.1)	(0.8)	(0.2)
Net income available to Oshkosh Corporation common shareholders	$85.4	$42.8	$131.4	$84.2

Net income (loss) from discontinued operations	$0.6	$(5.6)	$0.8	$(8.2)

Basic and diluted weighted-average shares used in the denominator of the per share calculations was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	87,112,173	91,359,575	88,706,133	91,272,488
Effect of dilutive stock options and equity-based compensation awards	1,454,176	583,987	1,315,578	557,472
Diluted weighted-average shares outstanding	88,566,349	91,943,562	90,021,711	91,829,960

Options to purchase 1,132,150 shares and 1,168,850 shares of Common Stock were outstanding during the three and six months ended March 31, 2013, respectively, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive. Options to purchase 3,097,327 shares of Common Stock were outstanding during the three and six months ended March 31, 2012, but were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

21.    Contingencies, Significant Estimates and Concentrations

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

The Company had reserves of $1.9 million and $2.0 million for losses related to environmental matters that were probable and estimable at March 31, 2013 and September 30, 2012, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $3.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2013 and September 30, 2012, reserves for product and general liability claims were $43.9 million and $45.6 million, respectively, based on available information. There

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $244.1 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $186.5 million at March 31, 2013.

Other Matters - The Company is subject to other environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary due to, among other things, the uncertainties involved in litigation.

22.    Business Segment Information

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$379.3	$—	$379.3	$388.3	$—	$388.3
Telehandlers	307.4	—	307.4	239.9	—	239.9
Other	130.7	—	130.7	131.2	1.0	132.2
Total access equipment	817.4	—	817.4	759.4	1.0	760.4

Defense	826.7	0.9	827.6	986.5	0.8	987.3

Fire & emergency	161.8	12.2	174.0	157.7	10.8	168.5

Commercial
Concrete placement	92.2	—	92.2	52.7	—	52.7
Refuse collection	61.3	—	61.3	79.7	—	79.7
Other	25.0	7.0	32.0	26.3	9.0	35.3
Total commercial	178.5	7.0	185.5	158.7	9.0	167.7
Intersegment eliminations	—	(20.1)	(20.1)	—	(21.6)	(21.6)
Consolidated sales	$1,984.4	$—	$1,984.4	$2,062.3	$—	$2,062.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended March 31,
	2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$631.5	$—	$631.5	$633.6	$—	$633.6
Telehandlers	514.3	—	514.3	382.6	—	382.6
Other	252.8	0.1	252.9	248.3	123.6	371.9
Total access equipment	1,398.6	0.1	1,398.7	1,264.5	123.6	1,388.1

Defense	1,654.5	1.8	1,656.3	2,036.7	1.6	2,038.3

Fire & emergency	333.2	22.9	356.1	305.9	15.5	321.4

Commercial
Concrete placement	155.5	—	155.5	99.4	—	99.4
Refuse collection	142.1	—	142.1	175.0	—	175.0
Other	50.3	14.9	65.2	49.3	15.6	64.9
Total commercial	347.9	14.9	362.8	323.7	15.6	339.3
Intersegment eliminations	—	(39.7)	(39.7)	—	(156.3)	(156.3)
Consolidated sales	$3,734.2	$—	$3,734.2	$3,930.8	$—	$3,930.8

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Operating income (loss) from continuing operations:
Access equipment	$95.0	$68.4	$143.9	$81.5
Defense	67.0	41.9	127.9	134.3
Fire & emergency	2.7	(3.0)	8.1	(9.3)
Commercial	7.6	3.9	15.6	10.8
Corporate	(37.9)	(27.0)	(80.6)	(54.1)
Intersegment eliminations	0.2	(0.1)	—	—
Consolidated	134.6	84.1	214.9	163.2
Interest expense net of interest income	(14.7)	(17.4)	(28.6)	(37.3)
Miscellaneous other income (expense)	0.1	1.3	0.4	(4.3)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$120.0	$68.0	$186.7	$121.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31,	September 30,
	2013	2012
Identifiable assets:
Access equipment:
U.S.	$1,816.2	$1,754.6
Europe (a)	702.1	684.2
Rest of World	240.1	283.1
Total access equipment	2,758.4	2,721.9
Defense - U.S.	694.7	684.5
Fire & emergency - U.S.	536.5	534.0
Commercial:
U.S.	316.2	304.5
Rest of World (a)	37.4	37.0
Total commercial	353.6	341.5
Corporate:
U.S. (b)	524.4	658.1
Rest of World	7.0	7.8
Total corporate	531.4	665.9
Consolidated	$4,874.6	$4,947.8
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2013	2012
Net sales:
United States	$3,016.2	$3,149.5
Other North America	116.5	109.3
Europe, Africa and Middle East	366.7	421.2
Rest of World	234.8	250.8
Consolidated	$3,734.2	$3,930.8

23.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$863.3	$908.0	$250.5	$(37.4)	$1,984.4
Cost of sales	771.2	723.2	224.0	(37.4)	1,681.0
Gross income	92.1	184.8	26.5	—	303.4
Selling, general and administrative expenses	64.0	82.8	7.5	—	154.3
Amortization of purchased intangibles	—	10.0	4.5	—	14.5
Operating income	28.1	92.0	14.5	—	134.6
Interest expense	(50.7)	(14.0)	(0.8)	49.1	(16.4)
Interest income	0.6	9.1	41.1	(49.1)	1.7
Miscellaneous, net	12.2	(37.4)	25.3	—	0.1
Income (loss) from continuing operations before income taxes	(9.8)	49.7	80.1	—	120.0
Provision for (benefit from) income taxes	(3.0)	15.4	22.4	—	34.8
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(6.8)	34.3	57.7	—	85.2
Equity in earnings of consolidated subsidiaries	93.3	28.5	34.8	(156.6)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.7	—	0.7
Income from continuing operations	86.5	62.8	93.2	(156.6)	85.9
Discontinued operations, net of tax	—	0.6	—	—	0.6
Net income	86.5	63.4	93.2	(156.6)	86.5
Net income attributable to the noncontrolling interest	—	—	—	—	—
Net income attributable to Oshkosh Corporation	$86.5	$63.4	$93.2	$(156.6)	$86.5

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,016.0	$847.4	$249.6	$(50.7)	$2,062.3
Cost of sales	944.7	698.5	225.0	(50.0)	1,818.2
Gross income	71.3	148.9	24.6	(0.7)	244.1
Selling, general and administrative expenses	56.3	45.0	44.1	—	145.4
Amortization of purchased intangibles	—	10.0	4.6	—	14.6
Operating income	15.0	93.9	(24.1)	(0.7)	84.1
Interest expense	(45.8)	(19.7)	(1.2)	48.7	(18.0)
Interest income	0.6	7.6	41.1	(48.7)	0.6
Miscellaneous, net	2.8	(56.2)	54.7	—	1.3
Income (loss) from continuing operations before income taxes	(27.4)	25.6	70.5	(0.7)	68.0
Provision for (benefit from) income taxes	(6.2)	7.4	23.5	(0.3)	24.4
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(21.2)	18.2	47.0	(0.4)	43.6
Equity in earnings of consolidated subsidiaries	58.7	28.5	20.2	(107.4)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	0.2	—	—
Income from continuing operations	37.3	46.7	67.4	(107.8)	43.6
Discontinued operations, net of tax	—	(5.2)	(0.4)	—	(5.6)
Net income	37.3	41.5	67.0	(107.8)	38.0
Net income attributable to the noncontrolling interest	—	—	(0.7)	—	(0.7)
Net income attributable to Oshkosh Corporation	$37.3	$41.5	$66.3	$(107.8)	$37.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income
For the Six Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,721.7	$1,639.5	$440.7	$(67.7)	$3,734.2
Cost of sales	1,540.4	1,320.3	391.7	(67.6)	3,184.8
Gross income	181.3	319.2	49.0	(0.1)	549.4
Selling, general and administrative expenses	135.8	156.8	13.0	—	305.6
Amortization of purchased intangibles	0.1	19.9	8.9	—	28.9
Operating income	45.4	142.5	27.1	(0.1)	214.9
Interest expense	(101.5)	(28.0)	(1.9)	98.6	(32.8)
Interest income	1.2	19.1	82.5	(98.6)	4.2
Miscellaneous, net	21.3	(65.1)	44.2	—	0.4
Income (loss) from continuing operations before income taxes	(33.6)	68.5	151.9	(0.1)	186.7
Provision for (benefit from) income taxes	(10.4)	21.3	44.9	—	55.8
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(23.2)	47.2	107.0	(0.1)	130.9
Equity in earnings of consolidated subsidiaries	156.2	45.5	46.6	(248.3)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	1.3	—	1.3
Income from continuing operations	133.0	92.7	154.9	(248.4)	132.2
Discontinued operations, net of tax	—	0.8	—	—	0.8
Net income	133.0	93.5	154.9	(248.4)	133.0
Net income attributable to the noncontrolling interest	—	—	—	—	—
Net income attributable to Oshkosh Corporation	$133.0	$93.5	$154.9	$(248.4)	$133.0

Condensed Consolidating Statement of Income
For the Six Months Ended March 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$2,086.8	$1,582.1	$462.1	$(200.2)	$3,930.8
Cost of sales	1,895.4	1,355.4	410.4	(199.4)	3,461.8
Gross income	191.4	226.7	51.7	(0.8)	469.0
Selling, general and administrative expenses	110.9	84.1	81.5	—	276.5
Amortization of purchased intangibles	0.1	20.0	9.2	—	29.3
Operating income	80.4	122.6	(39.0)	(0.8)	163.2
Interest expense	(93.9)	(39.1)	(2.2)	96.7	(38.5)
Interest income	1.1	15.1	81.7	(96.7)	1.2
Miscellaneous, net	4.9	(91.2)	82.0	—	(4.3)
Income (loss) from continuing operations before income taxes	(7.5)	7.4	122.5	(0.8)	121.6
Provision for (benefit from) income taxes	(2.0)	1.5	37.6	(0.3)	36.8
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(5.5)	5.9	84.9	(0.5)	84.8
Equity in earnings of consolidated subsidiaries	81.9	48.9	13.7	(144.5)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	0.9	—	0.7
Income from continuing operations	76.2	54.8	99.5	(145.0)	85.5
Discontinued operations, net of tax	—	(7.7)	(0.5)	—	(8.2)
Net income	76.2	47.1	99.0	(145.0)	77.3
Net income attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income attributable to Oshkosh Corporation	$76.2	$47.1	$97.9	$(145.0)	$76.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$86.5	$63.4	$93.2	$(156.6)	$86.5
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	—	—
Employee pension and postretirement benefits	1.0	—	—	—	1.0
Currency translation adjustments	(10.0)	0.1	(10.1)	10.0	(10.0)
Total other comprehensive income (loss), net of tax	(9.0)	0.1	(10.1)	10.0	(9.0)
Comprehensive income	77.5	63.5	83.1	(146.6)	77.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Oshkosh Corporation	$77.5	$63.5	$83.1	$(146.6)	$77.5

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$37.3	$41.5	$67.0	$(107.8)	$38.0
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	—	—
Employee pension and postretirement benefits	1.5	—	—	—	1.5
Currency translation adjustments	11.8	0.4	11.4	(11.8)	11.8
Total other comprehensive income (loss), net of tax	13.3	0.4	11.4	(11.8)	13.3
Comprehensive income	50.6	41.9	78.4	(119.6)	51.3
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(0.7)	—	(0.7)
Comprehensive income attributable to Oshkosh Corporation	$50.6	$41.9	$77.7	$(119.6)	$50.6

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$133.0	$93.5	$154.9	$(248.4)	$133.0
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	—	—
Employee pension and postretirement benefits	2.0	—	—	—	2.0
Currency translation adjustments	(1.4)	0.1	(1.5)	1.4	(1.4)
Total other comprehensive income (loss), net of tax	0.6	0.1	(1.5)	1.4	0.6
Comprehensive income	133.6	93.6	153.4	(247.0)	133.6
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Oshkosh Corporation	$133.6	$93.6	$153.4	$(247.0)	$133.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended March 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$76.2	$47.1	$99.0	$(145.0)	$77.3
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	1.4	—	—	—	1.4
Employee pension and postretirement benefits	3.0	—	—	—	3.0
Currency translation adjustments	3.7	2.6	1.1	(3.7)	3.7
Total other comprehensive income (loss), net of tax	8.1	2.6	1.1	(3.7)	8.1
Comprehensive income	84.3	49.7	100.1	(148.7)	85.4
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$84.3	$49.7	$99.0	$(148.7)	$84.3

Condensed Consolidating Balance Sheet
As of March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$418.5	$9.9	$23.9	$—	$452.3
Receivables, net	322.0	513.6	173.9	(39.2)	970.3
Inventories, net	395.8	424.4	241.9	(1.4)	1,060.7
Other current assets	105.5	47.5	22.3	0.4	175.7
Total current assets	1,241.8	995.4	462.0	(40.2)	2,659.0
Investment in and advances to consolidated subsidiaries	2,365.5	(1,115.5)	3,407.9	(4,657.9)	—
Intangible assets, net	2.3	1,090.7	690.4	—	1,783.4
Other long-term assets	146.3	148.8	137.1	—	432.2
Total assets	$3,755.9	$1,119.4	$4,697.4	$(4,698.1)	$4,874.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$286.3	$301.3	$104.7	$(32.8)	$659.5
Customer advances	329.2	196.8	3.1	—	529.1
Other current liabilities	157.1	190.9	85.4	(7.4)	426.0
Total current liabilities	772.6	689.0	193.2	(40.2)	1,614.6
Long-term debt, less current maturities	922.5	—	—	—	922.5
Other long-term liabilities	173.1	132.8	143.9	—	449.8
Shareholders' equity	1,887.7	297.6	4,360.3	(4,657.9)	1,887.7
Total liabilities and shareholders' equity	$3,755.9	$1,119.4	$4,697.4	$(4,698.1)	$4,874.6

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(114.1)	$33.4	$125.1	$—	$44.4

Investing activities:
Additions to property, plant and equipment	(5.7)	(5.3)	(4.4)	—	(15.4)
Additions to equipment held for rental	—	—	(10.1)	—	(10.1)
Intercompany investing	147.5	(10.7)	(122.0)	(14.8)	—
Other investing activities	—	—	0.6	—	0.6
Net cash provided (used) by investing activities	141.8	(16.0)	(135.9)	(14.8)	(24.9)

Financing activities:
Repayment of long-term debt	—	—	—	—	—
Repurchase of common stock	(125.1)	—	—	—	(125.1)
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Intercompany financing	(0.6)	(13.0)	(1.2)	14.8	—
Other financing activities	0.8	—	—	—	0.8
Net cash provided (used) by financing activities	(109.2)	(13.0)	(1.2)	14.8	(108.6)

Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Increase (decrease) in cash and cash equivalents	(81.5)	4.4	(11.3)	—	(88.4)
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$418.5	$9.9	$23.9	$—	$452.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(40.1)	$(16.7)	$103.7	$—	$46.9

Investing activities:
Additions to property, plant and equipment	(12.0)	(7.7)	(4.4)	—	(24.1)
Additions to equipment held for rental	—	—	(3.1)	—	(3.1)
Intercompany investing	81.2	28.7	(96.9)	(13.0)	—
Other investing activities	5.2	1.0	1.6	—	7.8
Net cash provided (used) by investing activities	74.4	22.0	(102.8)	(13.0)	(19.4)

Financing activities:
Repayment of long-term debt	(72.5)	—	—	—	(72.5)
Repurchase of Common Stock	—	—	—	—	—
Proceeds from exercise of stock options	2.9	—	—	—	2.9
Intercompany financing	(0.6)	(13.0)	0.6	13.0	—
Other financing activities	(0.4)	—	0.2	—	(0.2)
Net cash provided (used) by financing activities	(70.6)	(13.0)	0.8	13.0	(69.8)

Effect of exchange rate changes on cash	—	0.8	1.4	—	2.2
Increase (decrease) in cash and cash equivalents	(36.3)	(6.9)	3.1	—	(40.1)
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$340.0	$6.6	$41.8	$—	$388.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's access equipment, commercial and fire & emergency markets, especially in the current environment where there are conflicting signs regarding the global economic outlook and the ability of the U.S. government to resolve budgetary and debt issues; the expected level and timing of the U.S. Department of Defense ("DoD") procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company's ability to successfully manage the cost reductions required as a result of the significant projected decrease in sales levels in the defense segment; the Company's ability to comply with laws and regulations applicable to U.S. government contractors; the Company's ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company's intangible assets and/or a slower recovery in the Company's cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company's products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; and risks related to the Company's ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 30, 2013 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

All references herein to earnings per share refer to earning per share assuming dilution. Results have been revised to exclude from continuing operations the results of the Company's ambulance and mobile medical trailers businesses. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, military simulator shelters and other emergency vehicles sold primarily to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and television stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

As a result of a disciplined execution of the Company's MOVE strategy, the Company reported another strong quarter of performance for the second quarter of fiscal 2013. Higher sales for the second quarter of fiscal 2013 in each of the Company's non-defense segments significantly offset an expected decline in defense segment sales. The access equipment segment continued to benefit from replacement driven demand and improved pricing, while concrete placement product sales in the commercial segment reached the highest level of quarterly sales in nearly five years. Despite a decline in overall sales, consolidated operating income in the second quarter of fiscal 2013 increased $50.5 million, or 60.0%, compared to the second quarter of fiscal 2012 to $134.6 million, or 6.8% of sales. The improved operating income on lower sales reflects the realization of price increases, higher margins associated with international sales of Mine Resistant Ambush Protected All-Terrain Vehicles ("M-ATVs") and operational efficiencies. Improved operating results along with a favorable income tax rate due primarily to the reinstatement of the United States research & development income tax credit, resulted in the more than doubling of earnings per share in the second quarter of fiscal 2013 compared to the second quarter of the prior year.

The Company ramped-up delivery of M-ATVs to the United Arab Emirates ("UAE") in the second quarter of fiscal 2013. The Company expects the defense segment to continue to benefit from the shipment of M-ATVs to the UAE in the third quarter of fiscal 2013. Also in the quarter, the defense segment secured an initial order for M-ATVs from the Kingdom of Saudi Arabia, with delivery expected to take place in fiscal 2014. The Company expects daily production rates in the defense segment beginning in June 2013, to decline by approximately 30% as compared to second quarter production driven by lower orders from the DoD. As a result, the Company announced in April 2013 that it plans to reduce its workforce by approximately 700 production employees and 200 salaried employees and contractors in June and July 2013. Net charges in the second quarter relating to the planned workforce reductions totaled $1.4 million.

In the second quarter of fiscal 2013, the fire & emergency segment reported its fourth consecutive quarterly profit. While sequestration is compounding already weak United States federal spending for fire & emergency equipment, municipal demand began to improve in some parts of the United States. Further, the Company completed the exit of its ambulance business in the second quarter of fiscal 2013, allowing the segment to focus on its other businesses.

As a result of the Company's strong performance in the second quarter of fiscal 2013 and the Company's outlook for the remainder of the year, the Company increased its estimated range of adjusted earnings from continuing operations from $2.80 to $3.05 per share up to $2.90 to $3.15 per share. These estimates exclude $0.11 per share incurred in the first quarter of fiscal 2013 related to the unsolicited tender offer for the Company's Common Stock and threatened proxy contest. Including costs related to the unsolicited tender offer for the Company's Common Stock and threatened proxy contest, the Company believes earnings from continuing operations will be in a range of $2.79 to $3.04 per share.

The Company now expects sales in the access equipment segment to be between $2.85 billion and $3.05 billion for fiscal 2013, up from the Company's previous sales estimate range of $2.8 billion to $3.0 billion. The Company believes that operating income margins in the access equipment segment for fiscal 2013 will now be in the 10.5% to 11.0% range, up from the Company's previous estimate of 10.5%, reflecting absorption benefits associated with the higher sales estimate range and continued operational improvements.

The Company now expects sales in the defense segment to be between $3.1 billion and $3.2 billion for fiscal 2013, down from the Company's previous sales estimate range of $3.2 billion to $3.3 billion. The Company expects its aftermarket sales in the second half of fiscal 2013 will be lower than previously estimated, with part of the reduction due to the impact of sequestration, and that some defense vehicle sales the Company previously estimated would occur in fiscal 2013 will now occur in fiscal 2014. Due to expected continued operational efficiency improvements, the Company believes operating income margins in the defense segment for fiscal 2013 will be slightly higher than its previous expectations, increasing to approximately 7.0%.

Consistent with the Company's previous expectations, the Company believes that fire & emergency segment sales for fiscal 2013 will be in the range of $720 million to $750 million. The Company continues to believe that fire & emergency segment operating income margins will be in the 2.0% to 2.5% range for fiscal 2013.

The Company believes that sales in the commercial segment for fiscal 2013 will also be in the range of $720 million to $750 million, unchanged from previous expectations. The Company continues to believe that operating income margins in the commercial segment in fiscal 2013 will be in the 4.5% to 5.0% range.

The Company expects that corporate expenses will be between $156 million and $161million for fiscal 2013. Excluding $16 million of costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, the Company expects that adjusted corporate expenses will be between $140 million and $145 million for fiscal 2013. This estimate is higher than the Company's previous estimate due to the impact of a higher stock price on variable share-based compensation. The Company now believes that its fiscal 2013 effective income tax rate will approximate 31%, down from its previous estimate of 32%. The Company's expectations assume a full-year fiscal 2013 share count of 89.0 million shares, reflecting the Company's share repurchase activity only through the end of the second fiscal quarter. The Company is lowering its estimated capital expenditures for fiscal 2013 to approximately $50 million.

The Company expects its third quarter to be its strongest quarter of the fiscal year, primarily as a result of continued strong, seasonally-driven demand for products with exposure to construction markets and continued sales of M-ATVs to the UAE in the defense segment. The Company expects its fourth quarter results will be the lowest quarter of the year as it starts to experience the seasonal decline in sales in the access equipment and commercial segments and due to the previously discussed expected decline in defense segment sales.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2013	2012	2013	2012
Net sales:
Access equipment	$817.4	$760.4	$1,398.7	$1,388.1
Defense	827.6	987.3	1,656.3	2,038.3
Fire & emergency	174.0	168.5	356.1	321.4
Commercial	185.5	167.7	362.8	339.3
Intersegment eliminations	(20.1)	(21.6)	(39.7)	(156.3)
Consolidated	$1,984.4	$2,062.3	$3,734.2	$3,930.8

Second Quarter Fiscal 2013 Compared to 2012

Consolidated net sales decreased $77.9 million, or 3.8%, to $1.98 billion in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. An increase in sales in all non-defense segments was not sufficient to offset an expected decline in defense segment sales.

Access equipment segment net sales increased $57.0 million, or 7.5%, to $817.4 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Access equipment sales increased principally due to higher replacement demand for telehandlers in North America (up $51 million), the realization of previously announced price increases (up $26 million) and higher aftermarket parts & service sales (up $11 million), offset in part by lower unit sales volume in Australia (down $28 million) due to a pause in purchasing by a major customer and as a result of a slowdown in mining and energy activity.

Defense segment net sales decreased $159.7 million, or 16.2%, to $827.6 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The decrease in defense segment sales was primarily due to expected lower M-ATV aftermarket parts & service sales (down $196 million) and lower Family of Medium Tactical Vehicle ("FMTV") unit sales (down $52 million), offset in part by higher international sales of M-ATVs (up $105 million). During the second quarter of fiscal 2013, the defense segment ramped up delivery under a 750-unit M-ATV order from the UAE.

Fire & emergency segment net sales increased $5.5 million, or 3.3%, to $174.0 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase in fire & emergency segment sales primarily reflected the sale of a higher percentage of units built on custom chassis, which have higher prices than units built on commercial chassis (up $18 million) and the realization of previously announced price increases (up $6 million), offset in part by lower unit sales volumes (down $18 million). The second quarter of fiscal 2012 included the delivery of 42 Rapid Intervention Vehicles under a contract with the United States Air Force.

Commercial segment net sales increased $17.8 million, or 10.6%, to $185.5 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products sales due to increased demand in the concrete mixer market (up $32 million) and improved aftermarket parts & service sales (up $8 million), offset in part by lower refuse collection vehicle sales (down $18 million) as one of the commercial segment's largest customers shifted a significant portion of their expected 2013 orders to the back half of calendar 2013. The Company has recently started to receive 2013 orders from this customer, but these orders are not expected to be reflected in sales until the third quarter of fiscal 2013 and some of the orders are likely to slip into the first quarter of fiscal 2014.

First Six Months of Fiscal 2013 Compared to 2012

Consolidated net sales decreased $196.6 million, or 5.0%, to $3.73 billion in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to an expected decline in defense segment sales. Sales increased in all non-defense segments.

Access equipment segment net sales increased $10.6 million, or 0.8%, to $1.40 billion in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Access equipment segment sales in the first six months of fiscal 2012 included $123.6 million of sales to the defense segment. Access equipment segment sales to external customers in the first six months of fiscal 2013 increased $134.1 million, or 10.6%, compared to the first six months of fiscal 2012. Access equipment segment sales to external customers increased principally due to an increase in telehandler unit sales volumes (up $112 million), primarily in North America, the realization of previously announced price increases (up $49 million) and improved aftermarket sales (up $22 million), offset in part by lower unit sales volume in Australia (down $51 million) due to a pause in purchasing by a major customer and as a result of a slowdown in mining and energy activity.

Defense segment net sales decreased $382.0 million, or 18.7%, to $1.66 billion in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The decrease in defense segment sales was primarily due to expected lower M-ATV shipments to the DoD (down $226 million) and lower aftermarket parts sales (down $386 million), offset in part by higher Family of Heavy Tactical Vehicle ("FHTV") sales (up $135 million) and higher international sales (up $126 million). Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain FHTVs to recognize revenue in fiscal 2012. During the first quarter of fiscal 2013, tires were obtained and the vehicles were completed and sold, resulting in the recognition of revenue.

Fire & emergency segment net sales increased $34.7 million, or 10.8%, to $356.1 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The increase in fire & emergency segment sales primarily reflected the sale of a higher percentage of units built on custom built chassis, which have higher prices than units built on commercial built chassis (up $30 million) and the realization of previously announced price increases (up $11 million), offset in part by lower unit sales volumes (down $7 million).

Commercial segment net sales increased $23.5 million, or 6.9%, to $362.8 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products volume due to increased demand in the concrete mixer market (up $45 million) and improved aftermarket parts & service sales (up $14 million), offset in part by lower refuse collection vehicle volume (down $35 million) as one of the commercial segment's largest customers shifted a significant portion of their expected 2013 orders to the back half of calendar 2013. The Company has recently started to receive 2013 orders from this customer, but these orders are not expected to be reflected in sales until the third quarter of fiscal 2013 and some of the orders are likely to slip into the first quarter of fiscal 2014.

Analysis of Consolidated Cost of Sales

Second Quarter Fiscal 2013 Compared to 2012

Consolidated cost of sales was $1.68 billion, or 84.7% of sales, in the second quarter of fiscal 2013 compared to $1.82 billion, or 88.2% of sales, in the second quarter of fiscal 2012. The 350 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2013 was primarily due to higher sales prices (210 basis points), favorable product mix largely as a result of a higher mix of M-ATVs, which have higher margins and lower relative costs of sales (120 basis points) and operational efficiencies associated with MOVE initiatives (80 basis points).

First Six Months of Fiscal 2013 Compared to 2012

Consolidated cost of sales was $3.18 billion, or 85.3% of sales, in the first six months of fiscal 2013 compared to $3.46 billion, or 88.1% of sales, in the first six months of fiscal 2012. The 280 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2013 was primarily due to higher sales prices (200 basis points) and improved performance on the FMTV contract in the defense segment (50 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2013	2012	2013	2012
Operating income (loss):
Access equipment	$95.0	$68.4	$143.9	$81.5
Defense	67.0	41.9	127.9	134.3
Fire & emergency	2.7	(3.0)	8.1	(9.3)
Commercial	7.6	3.9	15.6	10.8
Corporate	(37.9)	(27.0)	(80.6)	(54.1)
Intersegment eliminations	0.2	(0.1)	—	—
Consolidated	$134.6	$84.1	$214.9	$163.2

Second Quarter Fiscal 2013 Compared to 2012

Consolidated operating income increased 60.0%, to $134.6 million, or 6.8% of sales, in the second quarter of fiscal 2013 compared to $84.1 million, or 4.1% of sales, in the second quarter of fiscal 2012. Operating income margins improved in the second quarter of fiscal 2013 as a result of improved pricing, higher margins associated with international sales of M-ATVs and operational efficiencies.

Access equipment segment operating income increased 38.9% to $95.0 million, or 11.6% of sales, in the second quarter of fiscal 2013 compared to $68.4 million, or 9.0% of sales, in the second quarter of fiscal 2012. The increase in operating income was primarily the result of the realization of previously announced price increases (up $26 million), improved product mix (up $7 million) and benefits from MOVE initiatives (up $6 million), offset in part by lower unit sales volume in Australia.

Defense segment operating income increased 59.7% to $67.0 million, or 8.1% of sales, in the second quarter of fiscal 2013 compared to $41.9 million, or 4.2% of sales, in the second quarter of fiscal 2012. The increase in operating income was largely due to a favorable product mix (up $18 million) that included a large percentage of international M-ATV sales, improved operational efficiencies (up $9 million) and lower new product development spending (down $5 million), offset in part by lower sales volumes.

The fire & emergency segment reported operating income of $2.7 million, or 1.6% of sales, in the second quarter of fiscal 2013 compared to an operating loss of $3.0 million, or 1.8% of sales, in the second quarter of fiscal 2012. Operating results for the second quarter of fiscal 2013 were positively impacted by improved price realization (up $6 million) and lower operating expenses (down $5 million), offset in part by lower absorption as a result of the lower unit sales volumes.

Commercial segment operating income increased 97.8% to $7.6 million, or 4.1% of sales, in the second quarter of fiscal 2013 compared to $3.9 million, or 2.3% of sales, in the second quarter of fiscal 2012. The increase in operating income was primarily a result of higher sales volumes.

Corporate operating expenses increased $10.9 million to $37.9 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase in corporate expenses in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was related to higher share-based compensation expense (up $6 million), largely as a result of the impact of an increase in the Company's share price on variable share-based compensation, as well as higher information technology spending (up $3 million). Results for the second quarter of fiscal 2012 also included pre-tax costs of $3.6 million incurred in connection with a proxy contest.

Consolidated selling, general and administrative expenses increased 6.1% to $154.3 million, or 7.8% of sales, in the second quarter of fiscal 2013 compared to $145.4 million, or 7.1% of sales, in the second quarter of fiscal 2012. The increase in selling, general and administrative expenses was primarily due to a $6.5 million increase in incentive share-based compensation expense, largely as a result of the impact of an increase in the Company's share price on variable share-based compensation. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to the other segments, in large part due to concentration of business with the DoD. The defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As defense segment sales have decreased and access equipment and commercial segments sales have increased, consolidated selling, general and administrative expenses as a percent of sales have increased.

First Six Months of Fiscal 2013 Compared to 2012

Consolidated operating income increased 31.7% to $214.9 million, or 5.8% of sales, in the first six months of fiscal 2013 compared to $163.2 million, or 4.2% of sales, in the first six months of fiscal 2012. The increase in operating income in the first six months of fiscal 2013 was largely attributable to gross profit on higher sales and improved performance in the Company's access equipment and fire & emergency segments. Operating income in the first six months of fiscal 2013 was significantly impacted by costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest ($9.9 million more than costs for a proxy contest in the first six months of fiscal 2012) and higher incentive share-based compensation costs (up $8.5 million) compared to the first six months of fiscal 2012, in part due to the impact of an increase in the Company's share price on variable share-based compensation.

Access equipment segment operating income increased 76.6% to $143.9 million, or 10.3% of sales, in the first six months of fiscal 2013 compared to $81.5 million, or 5.9% of sales, in the first six months of fiscal 2012. The increase in operating income was primarily the result of the realization of previously announced price increases (up $49 million), operational efficiencies (up $10 million) and lower material costs (down $26 million), offset in part by the the absence of intercompany sales to the defense segment.

Defense segment operating income decreased 4.8% to $127.9 million, or 7.7% of sales, in the first six months of fiscal 2013 compared to $134.3 million, or 6.6% of sales, in the first six months of fiscal 2012. The decrease in operating income was largely due to lower gross profit on lower sales volumes and an adverse sales mix related to a greater concentration of lower margin FMTV sales (down $28 million), offset in part by the receipt of contractually agreed price increases (up $24 million), operational improvements (up $21 million) and lower new product development spending (down $8 million). Operating income margins increased 110 basis points on lower sales volumes primarily as a result of operational improvements in production of FMTVs.

The fire & emergency segment reported operating income of $8.1 million, or 2.3% of sales, in the first six months of fiscal 2013 compared to an operating loss of $9.3 million, or 2.9% of sales, in the first six months of fiscal 2012. Operating results for the first six months of fiscal 2013 were positively impacted by improved price realization (up $11 million) and lower operating expenses (down $6 million). Operating results in the first six months of fiscal 2012 included environmental remediation and litigation charges totaling $2.9 million.

Commercial segment operating income increased 45.4% to $15.6 million, or 4.3% of sales, in the first six months of fiscal 2013 compared to $10.8 million, or 3.2% of sales, in the first six months of fiscal 2012. The increase in operating income was primarily a result of gross profit on higher sales volumes.

Corporate operating expenses increased $26.5 million to $80.6 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012, largely due to costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, which were $9.9 million higher than costs for a proxy contest in the first six months of fiscal 2012, an $8.5 million increase in incentive share-based compensation costs, higher information technology spending (up $3 million) and investments in research & development (up $3 million).

Consolidated selling, general and administrative expenses increased 10.6% to $305.6 million, or 8.2% of sales, in the first six months of fiscal 2013 compared to $276.5 million, or 7.0% of sales, in the first six months of fiscal 2012. The increase in selling, general and administrative expenses was primarily due to costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, which were $9.9 million higher than costs for a proxy contest in the first six months of fiscal 2012 and an $8.5 million increase in incentive share-based compensation expense. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2013 Compared to 2012

Interest expense net of interest income decreased $2.7 million to $14.7 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 as a result of lower interest rates, lower average debt outstanding and the recognition in the second quarter of fiscal 2013 of $1.3 million of interest income upon receipt of payment on a customer note receivable on nonaccrual status.

Other miscellaneous income of $0.1 million in the second quarter of fiscal 2013 and $1.3 million in the second quarter of fiscal 2012 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 29.0% of pre-tax income in the second quarter of fiscal 2013 compared to 35.8% in the prior year quarter. In the second quarter of fiscal 2013, the Company recorded a $4.6 million benefit related to the reinstatement of the U.S. research & development income tax credit and reported lower foreign income taxes.

Equity in earnings of unconsolidated affiliates of $0.7 million in the second quarter of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2013 Compared to 2012

Interest expense net of interest income decreased $8.7 million to $28.6 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012, as a result of lower interest rates, lower average debt outstanding, the recognition of interest on a note receivable from a customer of $3.6 million in the first six months of fiscal 2013 and the expiration of the Company's interest rate swap in the first quarter of fiscal 2012. Interest expense for the first six months of fiscal 2012 included $2.2 million of expense related to the Company's interest rate swap.

Other miscellaneous income of $0.4 million in the first six months of fiscal 2013 and $4.3 million of expense in the first six months of fiscal 2012 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 29.9% of pre-tax income in the first six months of fiscal 2013 compared to 30.3% in the prior year period. The effective tax rate for the first six months of fiscal 2013 was favorably impacted by $4.6 million (250 basis points) related to the reinstatement of the U.S. research & development income tax credit and reported lower foreign income taxes (400 basis points). The effective tax rate for the first six months of fiscal 2012 was favorably impacted by discrete tax benefits, including adjustments to reflect positions taken on previously filed tax returns (270 basis points), the settlement of foreign tax audits (200 basis points) and reductions of tax reserves related to the expiration of statutes of limitations (80 basis points).

Equity in earnings of unconsolidated affiliates of $1.3 million in the first six months of fiscal 2013 and $0.7 million in the first six months of fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2013

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2013	2012
Cash and cash equivalents	$452.3	$540.7
Total debt	955.0	955.0
Shareholders’ equity	1,887.7	1,853.5
Total capitalization (debt plus equity)	2,842.7	2,808.5
Debt to total capitalization	33.6%	34.0%

The Company's debt to total capitalization remained within its targeted range during the second quarter of fiscal 2013, down slightly from September 30, 2012. In the first six months of fiscal 2013, the Company repurchased 4.25 million shares of its Common Stock at an aggregate cost of $125.1 million. The Company is targeting to spend an additional $175 million to repurchase shares over the next six to twelve months.

In addition to cash and cash equivalents, the Company had $338.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31, 2013. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 43 days at September 30, 2012 to 42 days at March 31, 2013. Days sales outstanding for segments other than the defense segment were 52 days at March 31, 2013, consistent with September 30, 2012. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) decreased from 6.0 times at September 30, 2012 to 5.3 times at March 31, 2013. The decrease in inventory turns was primarily due to seasonal sales fluctuations in the access equipment segment and larger in-transit times for international sales in the defense segment.

Cash Flows

Operating Cash Flows

The Company generated $44.4 million of cash from operating activities during the first six months of fiscal 2013 compared to $46.9 million during the first six months of fiscal 2012. The decrease in cash generated from operating activities was primarily due to higher working capital requirements in the defense segment as a result of the decrease in sales to the DoD. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first six months of fiscal 2013 was $24.9 million compared to $19.4 million in the first six months of fiscal 2012. Capital spending, excluding equipment held for rental, of $15.4 million in the first six months of fiscal 2013 reflected a decrease of $8.7 million compared to capital spending in the first six months of fiscal 2012. In fiscal 2013, the Company expects capital spending to approximate $50 million, which is down from its previous estimate of $60 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $108.6 million in the first six months of fiscal 2013 compared to a net use of cash of $69.8 million in the first six months of fiscal 2012. In the first six months of fiscal 2013, the Company repurchased 4.25 million shares of its Common Stock under its share repurchase program at an aggregate cost of $125.1 million.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $452.3 million, the Company had $338.5 million of unused availability under the Revolving Credit Facility as of March 31, 2013. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 23 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2013.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2012 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2012 have not materially changed since that report was filed.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 40% of the Company’s net sales in the first six months of fiscal 2013. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2013 decreased 27.7% to $4.03 billion compared to $5.58 billion at March 31, 2012. Access equipment segment backlog decreased 17.3% to $778.7 million at March 31, 2013 compared to $941.5 million at March 31, 2012 due largely to the timing of orders in North America, lower mining and energy activity in Australia and a slowdown in defense spending in the United States. Defense segment backlog decreased 34.4% to $2.58 billion at March 31, 2013 compared to $3.93 billion at March 31, 2012 due largely to the fulfillment of FHTV and FMTV orders and lower DoD budgets for tactical wheeled vehicles. Fire & emergency segment backlog decreased 11.5% to $500.6 million at March 31, 2013 compared to $565.8 million at March 31, 2012 due to the discontinuance of the ambulance business and weak federal spending in the United States. Commercial segment backlog increased 24.4% to $170.8 million at March 31, 2013 compared to $137.3 million at March 31, 2012. Unit backlog for concrete mixers was up 50.2% compared to March 31, 2012. The Company believes that aged fleets and recent increases in housing starts contributed to recent larger, multiple-unit orders for concrete mixers. Unit backlog for refuse collection vehicles was down 14.0% at March 31, 2013 compared to March 31, 2012 which the Company believes is due to the timing of orders from one of the commercial segment's largest customers.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 32% of the Company’s March 31, 2013 backlog is not expected to be filled in fiscal 2013.

Non-GAAP Financial Measures

The Company is forecasting corporate operating expenses and earnings per share from continuing operations excluding items that affect comparability. When the Company forecasts corporate operating expenses and earnings per share from continuing operations, excluding certain items as described below, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors in comparing the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.

The table below presents a reconciliation of the Company's presented non-GAAP financial measures to the most directly comparable GAAP financial measures (in millions, except per share amounts):

	Fiscal 2013 Expectations
	Low	High
Corporate
Non-GAAP operating expenses	$140.0	$145.0
Tender offer and proxy contest costs	16.3	16.3
GAAP operating expenses	$156.3	$161.3

Consolidated
Non-GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$2.90	$3.15
Tender offer and proxy contest costs, net of tax	(0.11)	(0.11)
GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$2.79	$3.04

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense segment from 2002 to 2012 was due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014, both of which will likely result in further reductions to the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. As expected, the DoD budget for fiscal 2013 included significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President's fiscal 2014 defense budget request, which includes projected funding requests for defense programs through fiscal 2018, includes slightly lower funding levels for the FHTV and FMTV programs than the already significantly reduced levels that were included in the fiscal 2013 budget and includes no planned funding for the FMTV program starting in fiscal 2015. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires an additional $600 billion of cuts to defense spending over the next ten years. Sequestration took effect on March 1, 2013 following the failure by Congress to enact the necessary legislation to reduce the U.S. federal deficit as mandated by the Budget Control Act of 2011. The magnitude of the adverse impact that federal budget pressures and expected reductions in future defense funding as a result of the withdrawal of U.S. troops from Iraq and planned withdrawal of U.S. troops from Afghanistan will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new contract awards that we may receive.

The decline, compared to historical levels, in overall customer demand in our commercial and fire & emergency markets that we have experienced since the start of the global economic downturn and any further decline could have a material adverse effect on our operating performance. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession and housing starts have begun to improve to support recovery in several of our product lines, such demand is dependent on the global economies and may not be sustainable. Specifically, there are concerns about European economies. Further, sales in Australia have declined in fiscal 2013 from the prior year and there are mixed economic signs in the U.S. All of these factors, whether taken together or individually, could result in lower demand for our products. The access equipment market is highly cyclical and impacted by the strength of economies in general, by residential and non-residential construction spending, by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, by capital expenditures of rental companies in general and by other factors. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures by large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. In addition, the global economic weakness has resulted in lending institutions imposing tighter credit lending standards, which has continued to restrict our customers' access to capital. Continued weakness in U.S. and European housing starts and non-residential construction spending from historical levels in most geographical areas of the world are further contributing to the lower sales volumes. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may cause future weakness in demand for our products. Municipal tax revenues in the U.S. remain weak, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. Furthermore, growth in some emerging markets has slowed and could slow even further, which could negatively impact our growth in those markets. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 91% of our defense segment sales in fiscal 2012 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq, the plans to withdraw U.S. troops from Afghanistan by December 2014, sequestration and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

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

•
We recognize revenue on certain undefinitized contracts with the DoD to the extent that we can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when we and the DoD have not agreed upon all contract terms before we begin performance under the contracts. At March 31, 2013, we had recorded $89.8 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, we record those adjustments as a change in estimate in the period of change. While we believe the definitization of contracts will not have a material adverse effect on our financial condition, actual results could vary from current estimates.

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

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. This was the case in October 2012 when we announced the layoff of 450 full time employees and 40 contractors effective January 2013 due to a reduction in production levels. This was also the case when we recently-announced plans to lay-off approximately 700 additional production employees and 200 salaried employees and contractors in June and July 2013. If we are unable to effectively reduce our cost structure commensurate with the completion of certain large defense contracts, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction in projected U.S. defense funding.

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

In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals, particularly gold, are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. Our supply chain is complex. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries, we expect to incur significant costs to determine the source and custody of any “conflict minerals” necessary to the functionality of the products we manufacture. We may also face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in our products, or if we are unable to certify that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict-free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	6,749,928
February 1 - February 28	—	—	—	6,749,928
March 1 - March 31	—	—	—	6,749,928
Total	—	—	—	6,749,928
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of March 31, 2013, the Company had repurchased 4,250,072 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

10.1	Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

10.2	Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 30, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

April 30, 2013	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2013	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

10.1	Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

10.2	Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.