Form 10-Q
period 2013-06-30
OSHKOSH CORP
filed 2013-07-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, 86,981,752 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED June 30, 2013

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,204.4	$2,159.8	$5,938.6	$6,090.6
Cost of sales	1,818.9	1,885.2	5,003.7	5,347.0
Gross income	385.5	274.6	934.9	743.6

Operating expenses:
Selling, general and administrative	146.0	134.3	451.6	410.8
Amortization of purchased intangibles	13.9	14.1	42.8	43.4
Total operating expenses	159.9	148.4	494.4	454.2
Operating income	225.6	126.2	440.5	289.4

Other income (expense):
Interest expense	(16.6)	(18.3)	(49.4)	(56.8)
Interest income	3.1	0.4	7.3	1.6
Miscellaneous, net	(4.7)	(0.8)	(4.3)	(5.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	207.4	107.5	394.1	229.1
Provision for income taxes	59.9	31.6	115.7	68.4
Income from continuing operations before equity in earnings of unconsolidated affiliates	147.5	75.9	278.4	160.7
Equity in earnings of unconsolidated affiliates	0.9	1.2	2.2	1.9
Income from continuing operations, net of tax	148.4	77.1	280.6	162.6
Income (loss) from discontinued operations, net of tax	0.3	(1.4)	1.1	(9.6)
Net income	148.7	75.7	281.7	153.0
Net income attributable to noncontrolling interest	—	—	—	(1.1)
Net income attributable to Oshkosh Corporation	$148.7	$75.7	$281.7	$151.9

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$1.69	$0.85	$3.16	$1.77
From discontinued operations	—	(0.02)	0.01	(0.11)
	$1.69	$0.83	$3.17	$1.66

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$1.67	$0.84	$3.12	$1.76
From discontinued operations	—	(0.02)	0.01	(0.11)
	$1.67	$0.82	$3.13	$1.65

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$148.7	$75.7	$281.7	$153.0
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	—	1.4
Employee pension and postretirement benefits	1.2	1.5	3.2	4.5
Currency translation adjustments	(3.4)	(22.2)	(4.8)	(18.5)
Total other comprehensive income (loss), net of tax	(2.2)	(20.7)	(1.6)	(12.6)
Comprehensive income	146.5	55.0	280.1	140.4
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$146.5	$55.0	$280.1	$139.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$585.8	$540.7
Receivables, net	934.0	1,018.6
Inventories, net	878.7	937.5
Deferred income taxes	66.0	69.9
Prepaid income taxes	22.8	98.0
Other current assets	33.6	29.8
Total current assets	2,520.9	2,694.5
Investment in unconsolidated affiliates	21.1	18.8
Property, plant and equipment, net	347.9	369.9
Goodwill	1,032.5	1,033.8
Purchased intangible assets, net	736.3	775.4
Other long-term assets	71.9	55.4
Total assets	$4,730.6	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$48.8	$—
Accounts payable	516.5	683.3
Customer advances	358.1	510.4
Payroll-related obligations	134.2	130.1
Accrued warranty	99.6	95.0
Deferred revenue	26.1	113.0
Other current liabilities	196.8	172.7
Total current liabilities	1,380.1	1,704.5
Long-term debt, less current maturities	906.2	955.0
Deferred income taxes	111.9	129.6
Other long-term liabilities	333.7	305.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,096,465 and 92,086,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	715.6	703.5
Retained earnings	1,545.2	1,263.5
Accumulated other comprehensive loss	(103.0)	(101.4)
Common Stock in treasury, at cost (5,119,713 and 528,695 shares, respectively)	(160.0)	(13.0)
Total shareholders’ equity	1,998.7	1,853.5
Total liabilities and shareholders' equity	$4,730.6	$4,947.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Equity
(In millions; unaudited)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1
Net income	—	—	151.9	—	—	1.1
Change in fair value of derivative instruments, net of tax of $0.8	—	—	—	1.4	—	—
Employee pension and postretirement benefits, net of tax of $2.6	—	—	—	4.5	—	—
Currency translation adjustments, net	—	—	—	(18.5)	—	—
Exercise of stock options	—	2.4	—	—	0.7	—
Stock-based compensation and award of nonvested shares	—	9.0	—	—	—	—
Other	—	0.4	0.1	—	(0.7)	(1.2)
Balance at June 30, 2012	$0.9	$697.4	$1,184.7	$(135.2)	$(0.1)	$—

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$—
Net income	—	—	281.7	—	—	—
Employee pension and postretirement benefits, net of tax of $1.9	—	—	—	3.2	—	—
Currency translation adjustments, net	—	—	—	(4.8)	—	—
Repurchase of common stock	—	—	—	—	(169.0)	—
Exercise of stock options	—	(1.5)	—	—	21.4	—
Stock-based compensation and award of nonvested shares	—	15.3	—	—	—	—
Tax benefit related to stock-based compensation	—	(0.9)	—	—	—	—
Other	—	(0.8)	—	—	0.6	—
Balance at June 30, 2013	$0.9	$715.6	$1,545.2	$(103.0)	$(160.0)	$—

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating activities:
Net income	$281.7	$153.0
Depreciation and amortization	95.2	95.8
Stock-based compensation expense	15.3	9.0
Deferred income taxes	(17.2)	(35.2)
Dividends from equity method investees	—	6.5
Other non-cash adjustments	(2.7)	0.8
Changes in operating assets and liabilities	(124.8)	(155.6)
Net cash provided by operating activities	247.5	74.3

Investing activities:
Additions to property, plant and equipment	(25.2)	(33.9)
Additions to equipment held for rental	(13.1)	(5.9)
Contribution to rabbi trust	(19.4)	—
Proceeds from sale of property, plant and equipment	0.1	7.5
Proceeds from sale of equipment held for rental	6.9	3.2
Proceeds from sale of equity method investments	—	8.7
Other investing activities	(3.1)	7.2
Net cash used by investing activities	(53.8)	(13.2)

Financing activities:
Repayment of long-term debt	—	(105.0)
Repurchase of common stock	(169.0)	—
Proceeds from exercise of stock options	19.9	3.1
Other financing activities	0.6	(0.2)
Net cash used by financing activities	(148.5)	(102.1)

Effect of exchange rate changes on cash	(0.1)	3.2
Increase (decrease) in cash and cash equivalents	45.1	(37.8)
Cash and cash equivalents at beginning of period	540.7	428.5
Cash and cash equivalents at end of period	$585.8	$390.7

Supplemental disclosures:
Cash paid for interest	$35.0	$44.1
Cash paid for income taxes	45.4	59.5

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

2.    New Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, to require all non-owner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this amendment, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is no longer permitted to present the components of other comprehensive income as part of the statement of equity. The Company adopted the new presentation requirements as of October 1, 2012. The adoption of the new presentation requirements did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.    Discontinued Operations

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in SMIT, a European mobile medical trailer manufacturer, for nominal cash consideration. In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. All three businesses were previously included in the Company's fire & emergency segment. Due to the sale and/or closure of these businesses, they have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income. Results of discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$0.4	$16.5	$20.6	$39.6
Cost of sales	(0.2)	18.0	18.6	48.2
Gross income (loss)	0.6	(1.5)	2.0	(8.6)
Operating expenses:
Selling, general and administrative	—	0.1	(0.2)	4.6
Amortization of purchased intangibles	—	0.1	—	0.5
Total operating expenses	—	0.2	(0.2)	5.1
Operating income (loss)	0.6	(1.7)	2.2	(13.7)
Other income (expense)	—	(0.2)	(0.4)	(0.5)
Income (loss) before income taxes	0.6	(1.9)	1.8	(14.2)
Provision for (benefit from) income taxes	0.3	(0.5)	0.7	(4.6)
Income (loss) from discontinued operations, net of tax	$0.3	$(1.4)	$1.1	$(9.6)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2013	2012
U.S. government:
Amounts billed	$129.3	$99.2
Costs and profits not billed	59.0	251.7
	188.3	350.9
Other trade receivables	727.5	633.0
Finance receivables	4.4	5.2
Notes receivable	23.8	24.6
Other receivables	25.7	35.6
	969.7	1,049.3
Less allowance for doubtful accounts	(21.9)	(18.0)
	$947.8	$1,031.3

Costs and profits not billed generally result from undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At June 30, 2013, the Company had recorded $99.1 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded pre-tax income (expense) of $5.0 million and $(7.8) million for the three months ended June 30, 2013 and 2012, respectively, related to changes in estimates on these contracts. The changes increased (decreased) net income by $3.1 million, or $0.04 per share, and $(4.9) million, or $(0.05) per share, respectively. The Company recorded pre-tax income (expense) of $9.6 million and $(11.2) million for the nine months ended June 30, 2013 and 2012, respectively, related to changes in estimates on these contracts. The changes increased (decreased) net income by $6.1 million, or $0.07 per share, and $(7.1) million, or $(0.08) per share, respectively.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2013	2012
Current receivables	$934.0	$1,018.6
Long-term receivables	13.8	12.7
	$947.8	$1,031.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Finance receivables consisted of the following (in millions):

	June 30,	September 30,
	2013	2012
Finance receivables	$5.2	$6.0
Less unearned income	(0.8)	(0.8)
Net finance receivables	4.4	5.2
Less allowance for doubtful accounts	(1.1)	(1.4)
	$3.3	$3.8

Contractual maturities of the Company’s finance receivables at June 30, 2013 were as follows: 2013 (remaining three months) - $1.5 million; 2014 - $1.1 million; 2015 - $0.8 million; 2016 - $0.4 million; 2017 - $0.4 million; 2018 - $0.3 million; and thereafter - $0.7 million. Historically, obligors have paid off finance receivables prior to their contractual due dates, although actual repayment timing is impacted by a number of factors, including the economic environment at the time. As a result, contractual maturities are not to be regarded as a forecast of future cash flows.

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2013, approximately 94% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$0.1	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	1.7	1.3	—	—

Receivables on nonaccrual status	2.9	3.4	18.9	19.0
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.5	1.5	1.4	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	2.9	3.7	22.4	24.6
Allowance for doubtful accounts	(1.0)	(1.4)	(11.0)	(8.0)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At June 30, 2013, restructured finance receivables and notes receivables were $3.6 million and $22.6 million, respectively. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2013.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.3	$11.0	$11.0	$23.3	$3.1	$8.5	$10.2	$21.8
Provision for doubtful accounts, net of recoveries	(0.2)	—	(0.6)	(0.8)	(0.2)	(0.1)	0.7	0.4
Charge-off of accounts	—	—	(0.6)	(0.6)	(1.3)	(0.3)	(0.4)	(2.0)
Foreign currency translation	—	—	—	—	—	—	—	—
Allowance for doubtful accounts at end of period	$1.1	$11.0	$9.8	$21.9	$1.6	$8.1	$10.5	$20.2

	Nine Months Ended June 30, 2013				Nine Months Ended June 30, 2012
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.4	$8.0	$8.6	$18.0	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(0.3)	3.0	2.2	4.9	(3.3)	(0.3)	3.0	(0.6)
Charge-off of accounts	—	—	(1.0)	(1.0)	(6.6)	(0.5)	(1.6)	(8.7)
Foreign currency translation	—	—	—	—	—	—	—	—
Allowance for doubtful accounts at end of period	$1.1	$11.0	$9.8	$21.9	$1.6	$8.1	$10.5	$20.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Inventories

Inventories consisted of the following (in millions):

		June 30,	September 30,
		2013	2012
Raw materials		$407.5	$558.0
Partially finished products		310.0	318.3
Finished products		345.3	371.0
Inventories at FIFO cost		1,062.8	1,247.3
Less:	Progress/performance-based payments on U.S. government contracts	(108.8)	(238.0)
	Excess of FIFO cost over LIFO cost	(75.3)	(71.8)
		$878.7	$937.5

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	June 30,	September 30,
	2013	2012
RiRent (The Netherlands)	$11.3	$10.5
Other	9.8	8.3
	$21.1	$18.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $1.5 million and $5.0 million for the nine months ended June 30, 2013 and 2012, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €15.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (73.3% as of June 30, 2013).

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2013	2012
Land and land improvements	$46.2	$45.8
Buildings	237.6	236.3
Machinery and equipment	563.2	550.6
Equipment on operating lease to others	18.3	23.8
	865.3	856.5
Less accumulated depreciation	(517.4)	(486.6)
	$347.9	$369.9

Depreciation expense recorded in continuing operations was $48.8 million and $47.9 million for the nine months ended June 30, 2013 and 2012, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at June 30, 2013 and September 30, 2012 was $12.9 million and $9.4 million, respectively.

8.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2013 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2012	$906.1	$106.1	$21.6	$1,033.8
Foreign currency translation	(1.1)	—	(0.2)	(1.3)
Net goodwill at June 30, 2013	$905.0	$106.1	$21.4	$1,032.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2013			September 30, 2012
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,837.1	$(932.1)	$905.0	$1,838.2	$(932.1)	$906.1
Fire & emergency	108.1	(2.0)	106.1	114.3	(8.2)	106.1
Commercial	197.3	(175.9)	21.4	197.5	(175.9)	21.6
	$2,142.5	$(1,110.0)	$1,032.5	$2,150.0	$(1,116.2)	$1,033.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	June 30, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(23.3)	$32.1
Non-compete	10.5	56.3	(56.0)	0.3
Technology-related	11.9	103.9	(64.7)	39.2
Customer relationships	12.7	562.5	(297.4)	265.1
Other	16.6	16.6	(13.2)	3.4
	14.4	794.7	(454.6)	340.1
Non-amortizable trade names		396.2	—	396.2
		$1,190.9	$(454.6)	$736.3

	September 30, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.2)	$33.2
Non-compete	10.5	56.9	(55.5)	1.4
Technology-related	12.0	100.9	(58.4)	42.5
Customer relationships	12.7	563.8	(265.5)	298.3
Other	16.5	16.6	(12.8)	3.8
	14.4	793.6	(414.4)	379.2
Non-amortizable trade names		396.2	—	396.2
		$1,189.8	$(414.4)	$775.4

Amortization expense recorded in continuing operations was $42.8 million and $43.4 million for the nine months ended June 30, 2013 and 2012, respectively. The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2013 and the five years succeeding September 30, 2013 were as follows: 2013 (remaining three months) - $13.7 million; 2014 - $54.9 million; 2015 - $54.3 million; 2016 - $53.7 million; 2017 - $45.9 million and 2018 - $38.1 million.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2013	2012
Senior Secured Term Loan	$455.0	$455.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
	955.0	955.0
Less current maturities	(48.8)	—
	$906.2	$955.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	48.8	—
	$48.8	$—

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. At June 30, 2013, outstanding letters of credit of $185.0 million reduced available capacity under the Revolving Credit Facility to $340.0 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2013, the interest spread on the Revolving Credit Facility and Term Loan was 175 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2013 was 1.94%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At June 30, 2013, the fair value of the Senior Notes was estimated to be $539 million and the fair value of the Term Loan approximated book value.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2013	2012
Balance at beginning of period	$95.0	$75.0
Warranty provisions	38.0	43.8
Settlements made	(37.3)	(40.2)
Changes in liability for pre-existing warranties, net	5.0	8.6
Foreign currency translation	(1.1)	0.4
Balance at end of period	$99.6	$87.6

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

11.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $361.8 million in indebtedness of customers, including $350.1 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at June 30, 2013 was $91.7 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$4.8	$4.6	$5.0	$6.5
Provision for new credit guarantees	1.3	0.9	1.7	1.6
Settlements made	(0.1)	(0.4)	(0.2)	(0.9)
Changes for pre-existing guarantees, net	(0.1)	0.3	(0.4)	(1.4)
Amortization of previous guarantees	(0.3)	(0.3)	(0.5)	(0.8)
Foreign currency translation	(0.1)	(0.2)	(0.1)	(0.1)
Balance at end of period	$5.5	$4.9	$5.5	$4.9

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Oshkosh Corporation Shareholders' Equity

In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. During the nine months ended June 30, 2013, the Company repurchased 5,394,742 shares of its Common Stock at an aggregate cost of $169.0 million. As a result, 5,605,258 shares of Common Stock remained available for repurchase under this repurchase authorization at June 30, 2013. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

13.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB ASC Topic 815, Derivatives and Hedging. At June 30, 2013 and 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2013, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $124.6 million in notional amounts, including $79.7 million in contracts to sell Euro, $19.6 million in contracts to sell Australian dollars and $13.0 million in contracts to buy U.K. pound sterling, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2013		September 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$2.5	$0.4	$0.4	$—

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30,		Nine Months Ended June 30,
		2013	2012	2013	2012
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$—	$—	$(2.2)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	1.1	3.8	1.2	(3.1)
		$1.1	$3.8	$1.2	$(5.3)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the nine months ended June 30, 2013.

As of June 30, 2013, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust investments (a)	$19.4	$—	$—	$19.4
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
_________________________

(a)
The rabbi trust investments provide security for the Company's obligations under its nonqualified supplemental executive retirement plans ("SERPs"). The fair values of these investments are estimated using a market approach. The Level 1 investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of the rabbi trust investments in the Condensed Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At June 30, 2013, the Company had reserved 9,796,512 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 was $4.4 million ($2.7 million net of tax) and $23.1 million ($14.6 million net of tax), respectively. Total stock-based compensation expense included in the Company's Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2012 was $3.4 million ($2.1 million net of tax) and $13.6 million ($8.6 million net of tax), respectively.

16.    Restructuring and Other Charges

Pre-tax restructuring charges (credits) included in continuing operations for the three and nine months ended June 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Cost of Sales	Selling, General and Administrative	Total	Cost of Sales	Selling, General and Administrative	Total
Access equipment	$—	$—	$—	$(0.1)	$—	$(0.1)
Defense	0.6	—	0.6	—	—	—
Fire & emergency	—	—	—	—	—	—
Commercial	0.9	0.4	1.3	—	—	—
	$1.5	$0.4	$1.9	$(0.1)	$—	$(0.1)

	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2012
	Cost of Sales	Selling, General and Administrative	Total	Cost of Sales	Selling, General and Administrative	Total
Access equipment	$(0.2)	$—	$(0.2)	$(0.7)	$—	$(0.7)
Defense	1.1	—	1.1	—	—	—
Fire & emergency	—	—	—	0.2	0.3	0.5
Commercial	0.9	0.4	1.3	0.1	—	0.1
	$1.8	$0.4	$2.2	$(0.4)	$0.3	$(0.1)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s restructuring reserves included within “Other current liabilities” in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other	Total
Balance at September 30, 2012	$1.9	$—	$—	$1.9
Restructuring provisions	0.9	0.5	0.8	2.2
Utilized - cash	(1.7)	—	—	(1.7)
Utilized - noncash	—	(0.5)	(0.8)	(1.3)
Foreign currency translation	0.1	—	—	0.1
Balance at June 30, 2013	$1.2	$—	$—	$1.2

17.    Employee Benefit Plans

Defined Benefit Plans - Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh and Pierce Manufacturing Inc. ("Pierce") employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. In September 2012, the Company amended its Oshkosh and Pierce defined benefit plans, freezing benefit accruals for Oshkosh and Pierce salaried employees effective December 31, 2012. The amendment provided that salaried participants in the Oshkosh and Pierce pension plans would not receive credit, other than for vesting purposes, for eligible earnings paid for any month of service worked after the effective date. All accrued benefits under the plans as of the effective date remained intact, and service credits for vesting and retirement eligibility continued in accordance with the terms of the plans. As a result of the formal decision to freeze the plans' benefit accruals, net periodic benefit costs decreased significantly in fiscal 2013. The employee pension benefit is expected to be offset by additional employer contributions to the Company's defined contribution plan which began in January 2013.

SERPs - The Company maintains defined benefit SERPs for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. The Oshkosh SERP was amended to freeze benefits under the plan effective December 31, 2012. The Company has established a rabbi trust (the "Trust") to fund obligations under the Oshkosh SERP. The Trust is invested in money market and mutual funds. As of June 30, 2013, the Trust held assets of $19.4 million. The Trust assets are subject to the claims of the Company's creditors. The Trust assets are included in "Other long-term assets" in the accompanying Condensed Consolidated Balance Sheets.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$3.7	$5.6	$11.3	$16.7
Interest cost	3.9	4.0	11.9	12.2
Expected return on plan assets	(4.1)	(3.9)	(12.4)	(11.7)
Amortization of prior service cost	0.4	0.5	1.3	1.7
Curtailment	—	—	2.8	—
Amortization of net actuarial loss	1.1	1.9	3.3	5.5
Net periodic benefit cost	$5.0	$8.1	$18.2	$24.4

In connection with staffing reductions in the defense segment as a result of declining sales to the U.S. Department of Defense ("DoD"), pension curtailment charges of $2.8 million were recorded for the nine months ended June 30, 2013. The Company expects to contribute between $10.0 million and $15.0 million to its pension plans in fiscal 2013 compared to $35.8 million in fiscal 2012.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$1.6	$1.8	$5.4	$5.4
Interest cost	0.8	0.9	2.4	2.6
Amortization of prior service cost	(0.1)	—	(0.3)	—
Curtailment	(1.9)	—	(2.9)	—
Amortization of net actuarial loss	0.2	0.3	0.8	0.9
Net periodic benefit cost	$0.6	$3.0	$5.4	$8.9

In connection with staffing reductions in the defense segment, other post-employment curtailment benefits of $1.9 million and $2.9 million were recorded for the three and nine months ended June 30, 2013. The Company made contributions to fund benefit payments of $1.3 million and $1.0 million for the nine months ended June 30, 2013 and 2012, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $0.4 million under these other post-employment benefit plans prior to the end of fiscal 2013.

401(k) Plans - The Company has defined contribution 401(k) plans covering substantially all domestic employees. Amounts expensed for Company matching and discretionary contributions were $7.3 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively. Amounts expensed for Company matching and discretionary contributions were $20.7 million and $14.2 million for the nine months ended June 30, 2013 and 2012, respectively. The increase in defined contribution costs during fiscal 2013 was generally a result of additional Company contributions beginning in January 2013 to offset benefit reductions associated with the curtailment of benefits under the defined benefit pension plan.

18.    Income Taxes

The Company's effective income tax rate was 29.4% and 29.9% of pre-tax income for the nine months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the nine months ended June 30, 2013 as compared to the statutory income tax rate was favorably impacted by the reinstatement of the U.S. research and development income tax credit (150 basis points), adjustments to reflect positions taken on previously filed tax returns (100 basis points), lower foreign income taxes (150 basis points) and the elimination of a valuation allowance on state net operating loss carryforwards (60 basis points). The effective

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

income tax rate for the nine months ended June 30, 2012 was favorably impacted by adjustments to reflect positions taken on previously filed tax returns (420 basis points), the settlement of foreign tax audits (90 basis points) and other (90 basis points), partially offset by higher foreign taxes (150 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $36.4 million and $33.9 million as of June 30, 2013 and September 30, 2012, respectively. As of June 30, 2013, net unrecognized tax benefits, excluding interest and penalties, of $25.4 million would affect the Company’s net income if recognized, including $24.8 million which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2013 and 2012, the Company recognized charges of $1.7 million and $0.7 million, respectively, related to interest and penalties. At June 30, 2013, the Company had accruals for the payment of interest and penalties of $15.9 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.5 million, because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At June 30, 2013, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2011 and 2010.

19.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2013			Nine Months Ended June 30, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(97.6)	$(3.2)	$(100.8)	$(99.6)	$(1.8)	$(101.4)
Other comprehensive income (loss) before reclassifications	—	(3.4)	(3.4)	—	(4.8)	(4.8)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	1.2	3.2	—	3.2
Net current period other comprehensive income (loss)	1.2	(3.4)	(2.2)	3.2	(4.8)	(1.6)
Balance at end of period	$(96.4)	$(6.6)	$(103.0)	$(96.4)	$(6.6)	$(103.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) was as follows (in millions):

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.1)	$(1.0)
Actuarial losses	(1.9)	(4.1)
Total before tax	(2.0)	(5.1)
Tax benefit	0.8	1.9
Net of tax	$(1.2)	$(3.2)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

20.    Earnings (Loss) Per Share

The Company grants restricted stock awards that contain a nonforfeitable right to dividends, if declared. In accordance with FASB ASC Topic 260, Earnings Per Share, these awards are considered to be participating securities and as a result, earnings per share is calculated using the two-class method. The two-class method is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings. The calculation of basic and diluted earnings per common share for the three and nine months ended June 30, 2013 and 2012 was as follows (in millions, except number of share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$148.4	$77.1	$280.6	$161.5
Income (loss) from discontinued operations	0.3	(1.4)	1.1	(9.6)
Net income	148.7	75.7	281.7	151.9
Earnings allocated to participating securities	(0.9)	(0.2)	(1.8)	(0.3)
Earnings available to common shareholders	$147.8	$75.5	$279.9	$151.6

Basic EPS:
Weighted-average common shares outstanding	87,110,576	91,417,937	88,174,280	91,320,794

Diluted EPS:
Basic weighted-average common shares outstanding	87,110,576	91,417,937	88,174,280	91,320,794
Dilutive stock options and other equity-based compensation awards	1,396,076	507,158	1,304,075	494,823
Participating restricted stock	(260,326)	(109,559)	(207,382)	(77,518)
Diluted weighted-average common shares outstanding	88,246,326	91,815,536	89,270,973	91,738,099

The shares included in the following table were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Stock options	1,130,650	3,012,460	1,167,350	3,012,460

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had reserves of $1.9 million and $2.0 million for losses related to environmental matters that were probable and estimable at June 30, 2013 and September 30, 2012, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2013 and September 30, 2012, reserves for product and general liability claims were $41.6 million and $45.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $250.9 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $185.0 million at June 30, 2013.

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

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations ("FAR"). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards ("CAS"). The CAS requirements for pension and other postretirement benefit costs differ from the FASB under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Per CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. The Company believes that it is entitled to an equitable adjustment of approximately $10 million under CAS related to the pension plan curtailment. This amount is subject to negotiation with the U.S. government. Because of uncertainty pertaining to the amount and form of any ultimate settlement (current payment or adjustment to future contracts), the Company has not recognized any income from this matter.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$485.4	$—	$485.4	$426.1	$—	$426.1
Telehandlers	317.3	—	317.3	260.8	—	260.8
Other	138.8	—	138.8	127.0	0.7	127.7
Total access equipment	941.5	—	941.5	813.9	0.7	814.6

Defense	878.9	0.7	879.6	957.9	0.6	958.5

Fire & emergency	192.9	11.4	204.3	217.5	12.1	229.6

Commercial
Concrete placement	101.2	—	101.2	67.4	—	67.4
Refuse collection	65.8	—	65.8	77.5	—	77.5
Other	24.1	3.6	27.7	25.6	5.7	31.3
Total commercial	191.1	3.6	194.7	170.5	5.7	176.2
Intersegment eliminations	—	(15.7)	(15.7)	—	(19.1)	(19.1)
Consolidated sales	$2,204.4	$—	$2,204.4	$2,159.8	$—	$2,159.8

	Nine Months Ended June 30,
	2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,116.9	$—	$1,116.9	$1,059.8	$—	$1,059.8
Telehandlers	831.6	—	831.6	643.4	—	643.4
Other	391.6	0.1	391.7	375.2	124.3	499.5
Total access equipment	2,340.1	0.1	2,340.2	2,078.4	124.3	2,202.7

Defense	2,533.4	2.5	2,535.9	2,994.6	2.2	2,996.8

Fire & emergency	526.1	34.3	560.4	523.4	27.6	551.0

Commercial
Concrete placement	256.7	—	256.7	166.8	—	166.8
Refuse collection	207.9	—	207.9	252.5	—	252.5
Other	74.4	18.5	92.9	74.9	21.3	96.2
Total commercial	539.0	18.5	557.5	494.2	21.3	515.5
Intersegment eliminations	—	(55.4)	(55.4)	—	(175.4)	(175.4)
Consolidated sales	$5,938.6	$—	$5,938.6	$6,090.6	$—	$6,090.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Operating income (loss) from continuing operations:
Access equipment	$154.5	$88.2	$298.4	$169.7
Defense	85.8	40.2	213.7	174.5
Fire & emergency	6.5	8.1	14.6	(1.2)
Commercial	10.0	12.1	25.6	22.9
Corporate	(31.2)	(22.5)	(111.8)	(76.6)
Intersegment eliminations	—	0.1	—	0.1
Consolidated	225.6	126.2	440.5	289.4
Interest expense net of interest income	(13.5)	(17.9)	(42.1)	(55.2)
Miscellaneous other income (expense)	(4.7)	(0.8)	(4.3)	(5.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$207.4	$107.5	$394.1	$229.1

	June 30,	September 30,
	2013	2012
Identifiable assets:
Access equipment:
U.S.	$1,808.8	$1,754.6
Europe (a)	713.1	684.2
Rest of World	226.4	283.1
Total access equipment	2,748.3	2,721.9
Defense - U.S.	452.2	684.5
Fire & emergency - U.S.	534.2	534.0
Commercial:
U.S.	321.3	304.5
Rest of World (a)	34.1	37.0
Total commercial	355.4	341.5
Corporate:
U.S. (b)	633.6	658.1
Rest of World	6.9	7.8
Total corporate	640.5	665.9
Consolidated	$4,730.6	$4,947.8
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2013	2012
Net sales:
United States	$4,688.7	$4,877.0
Other North America	177.4	179.6
Europe, Africa and Middle East	723.0	614.7
Rest of World	349.5	419.3
Consolidated	$5,938.6	$6,090.6

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$935.1	$1,048.8	$253.5	$(33.0)	$2,204.4
Cost of sales	820.4	814.6	217.0	(33.1)	1,818.9
Gross income	114.7	234.2	36.5	0.1	385.5
Selling, general and administrative expenses	58.9	69.1	18.0	—	146.0
Amortization of purchased intangibles	0.1	9.9	3.9	—	13.9
Operating income	55.7	155.2	14.6	0.1	225.6
Interest expense	(54.9)	(14.1)	(0.9)	53.3	(16.6)
Interest income	0.8	14.5	41.1	(53.3)	3.1
Miscellaneous, net	8.5	(58.3)	45.1	—	(4.7)
Income (loss) from continuing operations before income taxes	10.1	97.3	99.9	0.1	207.4
Provision for (benefit from) income taxes	3.2	31.7	25.0	—	59.9
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	6.9	65.6	74.9	0.1	147.5
Equity in earnings of consolidated subsidiaries	141.8	40.8	66.0	(248.6)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.9	—	0.9
Income from continuing operations	148.7	106.4	141.8	(248.5)	148.4
Discontinued operations, net of tax	—	0.3	—	—	0.3
Net income	148.7	106.7	141.8	(248.5)	148.7
Other comprehensive income (loss), net of tax	(2.2)	(6.0)	2.5	3.5	(2.2)
Comprehensive income	$146.5	$100.7	$144.3	$(245.0)	$146.5

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,006.0	$948.5	$234.8	$(29.5)	$2,159.8
Cost of sales	934.4	797.0	184.0	(30.2)	1,885.2
Gross income	71.6	151.5	50.8	0.7	274.6
Selling, general and administrative expenses	52.8	68.7	12.8	—	134.3
Amortization of purchased intangibles	0.1	9.9	4.1	—	14.1
Operating income	18.7	72.9	33.9	0.7	126.2
Interest expense	(46.6)	(20.3)	(0.8)	49.4	(18.3)
Interest income	0.6	7.7	41.5	(49.4)	0.4
Miscellaneous, net	4.0	(51.6)	46.8	—	(0.8)
Income (loss) from continuing operations before income taxes	(23.3)	8.7	121.4	0.7	107.5
Provision for (benefit from) income taxes	(10.0)	3.1	38.2	0.3	31.6
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(13.3)	5.6	83.2	0.4	75.9
Equity in earnings of consolidated subsidiaries	89.2	37.4	3.3	(129.9)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—	1.4	—	1.2
Income from continuing operations	75.7	43.0	87.9	(129.5)	77.1
Discontinued operations, net of tax	—	(0.9)	(0.5)	—	(1.4)
Net income	75.7	42.1	87.4	(129.5)	75.7
Other comprehensive income (loss), net of tax	(20.7)	(0.8)	(21.4)	22.2	(20.7)
Comprehensive income	$55.0	$41.3	$66.0	$(107.3)	$55.0

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$2,656.8	$2,688.3	$694.2	$(100.7)	$5,938.6
Cost of sales	2,360.8	2,134.9	608.7	(100.7)	5,003.7
Gross income	296.0	553.4	85.5	—	934.9
Selling, general and administrative expenses	194.7	225.9	31.0	—	451.6
Amortization of purchased intangibles	0.2	29.8	12.8	—	42.8
Operating income	101.1	297.7	41.7	—	440.5
Interest expense	(156.4)	(42.1)	(2.8)	151.9	(49.4)
Interest income	2.0	33.6	123.6	(151.9)	7.3
Miscellaneous, net	29.8	(123.4)	89.3	—	(4.3)
Income (loss) from continuing operations before income taxes	(23.5)	165.8	251.8	—	394.1
Provision for (benefit from) income taxes	(7.2)	53.0	69.9	—	115.7
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(16.3)	112.8	181.9	—	278.4
Equity in earnings of consolidated subsidiaries	298.0	86.3	112.6	(496.9)	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	2.2	—	2.2
Income from continuing operations	281.7	199.1	296.7	(496.9)	280.6
Discontinued operations, net of tax	—	1.1	—	—	1.1
Net income	281.7	200.2	296.7	(496.9)	281.7
Other comprehensive income (loss), net of tax	(1.6)	(5.9)	1.0	4.9	(1.6)
Comprehensive income	$280.1	$194.3	$297.7	$(492.0)	$280.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income
For the Nine Months Ended June 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$3,092.8	$2,530.6	$696.9	$(229.7)	$6,090.6
Cost of sales	2,829.8	2,163.6	583.2	(229.6)	5,347.0
Gross income	263.0	367.0	113.7	(0.1)	743.6
Selling, general and administrative expenses	168.5	200.8	41.5	—	410.8
Amortization of purchased intangibles	0.2	29.9	13.3	—	43.4
Operating income	94.3	136.3	58.9	(0.1)	289.4
Interest expense	(140.5)	(59.4)	(3.0)	146.1	(56.8)
Interest income	1.7	22.8	123.2	(146.1)	1.6
Miscellaneous, net	13.7	(83.6)	64.8	—	(5.1)
Income (loss) from continuing operations before income taxes	(30.8)	16.1	243.9	(0.1)	229.1
Provision for (benefit from) income taxes	(12.0)	4.6	75.8	—	68.4
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(18.8)	11.5	168.1	(0.1)	160.7
Equity in earnings of consolidated subsidiaries	171.1	86.3	17.0	(274.4)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	—	2.3	—	1.9
Income from continuing operations	151.9	97.8	187.4	(274.5)	162.6
Discontinued operations, net of tax	—	(8.6)	(1.0)	—	(9.6)
Net income	151.9	89.2	186.4	(274.5)	153.0
Net income attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income attributable to Oshkosh Corporation	$151.9	$89.2	$185.3	$(274.5)	$151.9

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended June 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$151.9	$89.2	$186.4	$(274.5)	$153.0
Other comprehensive income (loss), net of tax	(12.6)	1.8	(20.3)	18.5	(12.6)
Comprehensive income	139.3	91.0	166.1	(256.0)	140.4
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$139.3	$91.0	$165.0	$(256.0)	$139.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$555.3	$5.0	$25.5	$—	$585.8
Receivables, net	253.5	551.9	174.0	(45.4)	934.0
Inventories, net	225.6	404.4	250.1	(1.4)	878.7
Other current assets	56.7	42.7	22.6	0.4	122.4
Total current assets	1,091.1	1,004.0	472.2	(46.4)	2,520.9
Investment in and advances to consolidated subsidiaries	2,380.7	(839.9)	3,362.2	(4,903.0)	—
Intangible assets, net	2.3	1,077.0	689.5	—	1,768.8
Other long-term assets	159.8	146.8	134.3	—	440.9
Total assets	$3,633.9	$1,387.9	$4,658.2	$(4,949.4)	$4,730.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$194.2	$259.6	$101.3	$(38.6)	$516.5
Customer advances	162.7	191.7	3.7	—	358.1
Other current liabilities	198.0	223.1	92.2	(7.8)	505.5
Total current liabilities	554.9	674.4	197.2	(46.4)	1,380.1
Long-term debt, less current maturities	906.2	—	—	—	906.2
Other long-term liabilities	174.1	127.2	144.3	—	445.6
Shareholders' equity	1,998.7	586.3	4,316.7	(4,903.0)	1,998.7
Total liabilities and shareholders' equity	$3,633.9	$1,387.9	$4,658.2	$(4,949.4)	$4,730.6

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(39.5)	$71.2	$215.8	$—	$247.5

Investing activities:
Additions to property, plant and equipment	(8.8)	(9.3)	(7.1)	—	(25.2)
Additions to equipment held for rental	—	—	(13.1)	—	(13.1)
Intercompany investing	272.4	(42.5)	(208.3)	(21.6)	—
Other investing activities	(19.4)	0.3	3.6	—	(15.5)
Net cash provided (used) by investing activities	244.2	(51.5)	(224.9)	(21.6)	(53.8)

Financing activities:
Repurchase of common stock	(169.0)	—	—	—	(169.0)
Proceeds from exercise of stock options	19.9	—	—	—	19.9
Intercompany financing	(0.9)	(19.5)	(1.2)	21.6	—
Other financing activities	0.6	—	—	—	0.6
Net cash provided (used) by financing activities	(149.4)	(19.5)	(1.2)	21.6	(148.5)

Effect of exchange rate changes on cash	—	(0.7)	0.6	—	(0.1)
Increase (decrease) in cash and cash equivalents	55.3	(0.5)	(9.7)	—	45.1
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$555.3	$5.0	$25.5	$—	$585.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(28.3)	$(69.3)	$171.9	$—	$74.3

Investing activities:
Additions to property, plant and equipment	(16.0)	(11.8)	(6.1)	—	(33.9)
Additions to equipment held for rental	—	—	(5.9)	—	(5.9)
Intercompany investing	99.4	88.2	(168.0)	(19.6)	—
Other investing activities	5.0	8.6	13.0	—	26.6
Net cash provided (used) by investing activities	88.4	85.0	(167.0)	(19.6)	(13.2)

Financing activities:
Repayment of long-term debt	(105.0)	—	—	—	(105.0)
Proceeds from exercise of stock options	3.1	—	—	—	3.1
Intercompany financing	(1.0)	(19.5)	0.9	19.6	—
Other financing activities	(0.4)	—	0.2	—	(0.2)
Net cash provided (used) by financing activities	(103.3)	(19.5)	1.1	19.6	(102.1)

Effect of exchange rate changes on cash	—	0.5	2.7	—	3.2
Increase (decrease) in cash and cash equivalents	(43.2)	(3.3)	8.7	—	(37.8)
Cash and cash equivalents at beginning of period	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of period	$333.1	$10.2	$47.4	$—	$390.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company's access equipment, commercial and fire & emergency markets, especially in the current environment where there are conflicting signs regarding the global economic outlook and the ability of the U.S. government to resolve budgetary and debt issues; the expected level and timing of the U.S. Department of Defense ("DoD") procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company's ability to successfully manage the cost reductions required as a result of the significant projected decrease in sales levels in the defense segment; the Company's ability to win a U.S. Joint Light Tactical Vehicle production contract award; the Company's ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company's intangible assets and/or a slower recovery in the Company's cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company's products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company's ability to comply with complex laws and regulations applicable to U.S. government contractors; and risks related to the Company's ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 30, 2013 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

Reflecting the growing momentum of its MOVE strategy, the Company reported another strong quarter of performance for the third quarter of fiscal 2013. In what is generally the Company's strongest quarter of its fiscal year from a seasonal perspective, the Company reported earnings per share from continuing operations of $1.67, nearly double last year's fiscal third quarter results of $0.84 per share. Third quarter performance exceeded the Company's expectations, led by very strong access equipment segment results and international sales of Mine Resistant Ambush Protected All-Terrain Vehicles ("M-ATVs") in the defense segment.

Consolidated net sales for the third quarter of fiscal 2013 were $2.20 billion, a 2.1% increase from the third quarter of fiscal 2012. Access equipment segment sales in the third quarter of fiscal 2013 rose 15.6% over the third quarter of fiscal 2012 due to replacement-driven demand in North America, improved pricing and higher aftermarket sales. The Company's fiscal third quarter results include revenue from shipments of more than 400 M-ATVs to the United Arab Emirates ("UAE"). The Company expects to deliver the final 100 units of a 750-unit order in the fourth quarter of fiscal 2013.

Consolidated operating income for the third quarter of fiscal 2013 was $225.6 million, or 10.2% of sales, compared to operating income of $126.2 million, or 5.8% of sales, in the third quarter of fiscal 2012. Access equipment segment operating income margin of 16.4%, compared to 10.8% in the prior year quarter, and defense segment operating income margin of 9.8%, compared to 4.2% in the prior year quarter, were the main drivers of the nearly doubling of consolidated operating income margins in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the Company repurchased approximately 1.1 million shares of its Common Stock at an aggregate cost of $43.9 million. Earnings per share in the third quarter of fiscal 2013 improved $0.07 compared to the prior year third quarter as a result of lower average shares outstanding.

The Company completed previously-announced plans to reduce its defense segment production headcount by approximately 700 employees and contractors in the third quarter of fiscal 2013. Subsequent to the end of the quarter, the Company also reduced its defense segment salaried workforce by approximately 145 employees and contractors. The Company implemented these reductions to align staffing levels with the Company's expected production requirements.

In May 2013, the Company announced it was the successful bidder on the Marines' P-19R ARFF contract. The contract is for up to 200 units, with the majority of the units scheduled for delivery in fiscal 2017 and 2018. Also in the third quarter, the Company secured a second order for M-ATVs from the Kingdom of Saudi Arabia.

In the third quarter of fiscal 2013, the fire & emergency segment reported its fourth consecutive quarterly profit. While sequestration is compounding already weak United States federal spending for fire & emergency equipment, municipal demand has shown signs of improvement in some parts of the United States.

As a result of the Company's strong performance, an expected lower tax rate and share repurchases in the third quarter of fiscal 2013, the Company increased its estimated range of adjusted earnings from continuing operations for fiscal 2013 from $2.90 to $3.15 per share to $3.60 to $3.70 per share. These estimates exclude $0.11 per share incurred in the first quarter of fiscal 2013 related to the unsolicited tender offer for the Company's Common Stock and threatened proxy contest, net of taxes. Including the costs related to the unsolicited tender offer and threatened proxy contest, the Company believes earnings from continuing operations will be in a range of $3.49 to $3.59 per share.

The Company now expects sales to external customers in the access equipment segment will be approximately $3.1 billion for fiscal 2013, up from the Company's previous sales estimate range of $2.85 billion to $3.05 billion. The Company now believes that operating income margins in the access equipment segment for fiscal 2013 will be in the 12.0% to 12.25% range, up from the

Company's previous estimate range of 10.5% to 11.0%, reflecting absorption benefits associated with the higher sales estimate range and continued operational improvements.

The Company now expects sales in the defense segment will be approximately $3.1 billion for fiscal 2013, which is at the lower end of the Company's previous sales estimate range of $3.1 billion to $3.2 billion. Due to expected continued operational efficiency improvements, the Company now believes operating income margins in the defense segment for fiscal 2013 will be slightly higher than its previous expectations, increasing to approximately 7.5%.

The Company now expects sales in the fire & emergency segment will be nearly $800 million for fiscal 2013, up from the Company's previous sales estimate range of $720 million to $750 million. The Company continues to believe that fire & emergency segment operating income margins will be in the 2.0% to 2.5% range for fiscal 2013.

The Company believes that sales in the commercial segment for fiscal 2013 will be in the range of $720 million to $750 million, unchanged from previous expectations. The Company continues to believe that operating income margins in the commercial segment in fiscal 2013 will be in the 4.5% to 5.0% range.

The Company expects that corporate expenses will be approximately $161 million for fiscal 2013. Excluding $16 million of costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, the Company expects that adjusted corporate expenses will be approximately $145 million for fiscal 2013. This estimate is at the high end of the Company's previous estimate range. The Company now believes that its fiscal 2013 effective income tax rate will approximate 29.5%, down from its previous estimate of 31% as a result of the discrete items that the Company recorded in the third quarter of fiscal 2013 and lower foreign taxes. The Company's expectations assume an average full-year fiscal 2013 share count of 88.8 million shares, which reflects the Company's share repurchase activity through the end of the third fiscal quarter. The Company expects capital expenditures for fiscal 2013 to be approximately $45 million, down slightly from previous expectations.

The Company expects its fourth quarter results will be the lowest quarterly results of the Company's fiscal year as it expects to experience traditional seasonal declines in sales in the access equipment and commercial segments and the effects of the previously-discussed decline in defense segment sales.

Looking forward to fiscal 2014 and 2015, the Company believes its strong performance in fiscal 2013 reinforces the power of the MOVE strategy and the Company's ability to achieve its fiscal 2015 earnings per share target range of $4.00 to $4.50. There are many other factors in addition to recent financial performance that will impact the Company's fiscal 2014 and 2015 performance, including an expected significant decline in defense segment sales in fiscal 2014, so the Company's path from fiscal 2013 to fiscal 2015 may not be linear. The Company will comment on its expectations for fiscal 2014 and provide a scorecard of its four MOVE initiatives during its next earnings call in late October 2013.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2013	2012	2013	2012
Net sales:
Access equipment	$941.5	$814.6	$2,340.2	$2,202.7
Defense	879.6	958.5	2,535.9	2,996.8
Fire & emergency	204.3	229.6	560.4	551.0
Commercial	194.7	176.2	557.5	515.5
Intersegment eliminations	(15.7)	(19.1)	(55.4)	(175.4)
Consolidated	$2,204.4	$2,159.8	$5,938.6	$6,090.6

Third Quarter Fiscal 2013 Compared to 2012

Consolidated net sales increased $44.6 million, or 2.1%, to $2.20 billion in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Higher sales in the Company's access equipment segment were largely offset by an expected decline in defense segment sales.

Access equipment segment net sales increased $126.9 million, or 15.6%, to $941.5 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in access equipment segment sales was principally the result of higher replacement-driven demand in North America (up $85 million), the realization of previously announced price increases (up $20 million) and higher aftermarket parts & service sales (up $18 million), offset in part by lower sales volume in Australia (down $22 million) due to a slowdown in mining and energy activity.

Defense segment net sales decreased $78.9 million, or 8.2%, to $879.6 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $280 million), offset in part by higher international sales of M-ATVs.

Fire & emergency segment net sales decreased $25.3 million, or 11.0%, to $204.3 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The decrease in fire & emergency segment sales primarily reflected lower sales volume. The third quarter of the prior year included the delivery of 44 Rapid Intervention Vehicles under a contract with the United States Air Force and the delivery of large international orders to Hong Kong.

Commercial segment net sales increased $18.5 million, or 10.5%, to $194.7 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products sales volume due to increased demand in the concrete mixer market (up $24 million) and the sale of higher content units, including units with both chassis and bodies (up $12 million), offset in part by lower refuse collection vehicle sales volume (down $17 million).

First Nine Months of Fiscal 2013 Compared to 2012

Consolidated net sales decreased $152.0 million, or 2.5%, to $5.94 billion in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to an expected decline in defense segment sales. Sales increased in all non-defense segments in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

Access equipment segment net sales increased $137.5 million, or 6.2%, to $2.34 billion in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Access equipment segment sales in the first nine months of fiscal 2012 included $124.3 million of sales to the defense segment. Access equipment segment sales to external customers in the first nine months of fiscal 2013 increased $261.7 million, or 12.6%, compared to the first nine months of fiscal 2012. Access equipment segment sales to external customers increased principally due to an increase in sales volume in North America (up $170 million), the realization of previously announced price increases (up $72 million) and improved aftermarket sales (up $40 million), offset in part by lower sales volume in Australia (down $73 million) as a result of a slowdown in mining and energy activity.

Defense segment net sales decreased $460.9 million, or 15.4%, to $2.54 billion in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The decrease in defense segment sales was primarily due to expected lower M-ATV shipments to the DoD (down $219 million), lower M-ATV aftermarket parts sales (down $404 million) and lower non-M-ATV aftermarket parts sales (down $89 million), offset in part by expected higher international sales of M-ATVs (up $298 million).

Fire & emergency segment net sales increased $9.4 million, or 1.7%, to $560.4 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increase in fire & emergency segment sales primarily reflected the sale of a higher percentage of units built on custom built chassis, which have higher prices than units built on commercial chassis (up $48 million) and the realization of previously announced price increases (up $15 million), offset in part by lower sales volume (down $52 million).

Commercial segment net sales increased $42.0 million, or 8.1%, to $557.5 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products volume due to increased demand in the concrete mixer market (up $79 million) and improved aftermarket parts & service sales (up $17 million), offset in part by lower refuse collection vehicle volume (down $58 million).

Analysis of Consolidated Cost of Sales

Third Quarter Fiscal 2013 Compared to 2012

Consolidated cost of sales was $1.82 billion, or 82.5% of sales, in the third quarter of fiscal 2013 compared to $1.89 billion, or 87.3% of sales, in the third quarter of fiscal 2012. The 480 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2013 was primarily due to favorable product mix (410 basis points) largely as a result of a higher mix of M-ATVs, which have higher margins and lower relative costs of sales, and higher sales prices (110 basis points).

First Nine Months of Fiscal 2013 Compared to 2012

Consolidated cost of sales was $5.00 billion, or 84.3% of sales, in the first nine months of fiscal 2013 compared to $5.35 billion, or 87.8% of sales, in the first nine months of fiscal 2012. The 350 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2013 was primarily due to higher sales prices (180 basis points) and favorable product mix (130 basis points) largely as a result of a higher mix of M-ATVs, which have higher margins and lower relative costs of sales, and improved performance on the Family of Medium Tactical Vehicles (“FMTV”) contract in the defense segment (60 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2013	2012	2013	2012
Operating income (loss):
Access equipment	$154.5	$88.2	$298.4	$169.7
Defense	85.8	40.2	213.7	174.5
Fire & emergency	6.5	8.1	14.6	(1.2)
Commercial	10.0	12.1	25.6	22.9
Corporate	(31.2)	(22.5)	(111.8)	(76.6)
Intersegment eliminations	—	0.1	—	0.1
Consolidated	$225.6	$126.2	$440.5	$289.4

Third Quarter Fiscal 2013 Compared to 2012

Consolidated operating income increased 78.8%, to $225.6 million, or 10.2% of sales, in the third quarter of fiscal 2013 compared to $126.2 million, or 5.8% of sales, in the third quarter of fiscal 2012. Operating income margins improved in the third quarter of fiscal 2013 as a result of particularly strong performance by the Company's access equipment and defense segments. This performance was driven by favorable product mix, including higher margins associated with international sales of M-ATVs, improved pricing, as well as product and process cost reductions.

Access equipment segment operating income increased 75.1% to $154.5 million, or 16.4% of sales, in the third quarter of fiscal 2013 compared to $88.2 million, or 10.8% of sales, in the third quarter of fiscal 2012. The increase in operating income was primarily the result of the gross margin associated with higher sales volume (up $36 million), the realization of previously announced price increases (up $20 million), as well as product and process cost reductions (up $13 million).

Defense segment operating income increased 113.8% to $85.8 million, or 9.8% of sales, in the third quarter of fiscal 2013 compared to $40.2 million, or 4.2% of sales, in the third quarter of fiscal 2012. The increase in operating income was largely due to a favorable product mix (up $31 million), which included a large percentage of international sales of M-ATVs, and operational improvements, offset in part by the adverse effects of lower sales volume on gross margin. In addition, the defense segment recorded favorable contract adjustments related to undefinitized contracts of $5.0 million in the third quarter of fiscal 2013. In the third quarter of fiscal 2012, the Company recorded unfavorable contract adjustments of $7.8 million on contracts that were finalized in the fourth quarter of fiscal 2012.

Fire & emergency segment operating income decreased 18.8% to $6.5 million, or 3.2% of sales, in the third quarter of fiscal 2013 compared to $8.1 million, or 3.5% of sales, in the third quarter of fiscal 2012. The decrease in operating income was largely the result of lower gross profit due to lower sales volume offset in part by the realization of previously announced price increases (up $3 million).

Commercial segment operating income decreased 17.8% to $10.0 million, or 5.1% of sales, in the third quarter of fiscal 2013 compared to $12.1 million, or 6.9% of sales, in the third quarter of fiscal 2012. The decrease in operating income was primarily a result of restructuring-related costs of $2.7 million.

Corporate operating expenses increased $8.7 million to $31.2 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in corporate expenses was due to higher variable compensation expense (up $4 million) on improved financial results as well as higher information technology spending (up $3 million).

Consolidated selling, general and administrative expenses increased 8.6% to $146.0 million, or 6.6% of sales, in the third quarter of fiscal 2013 compared to $134.3 million, or 6.2% of sales, in the third quarter of fiscal 2012. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense (up $7 million) on improved financial results. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to the other segments, in large part due to concentration of business with the DoD. The defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As defense segment sales have decreased and access equipment and commercial segment sales have increased, consolidated selling, general and administrative expenses as a percent of sales have increased.

First Nine Months of Fiscal 2013 Compared to 2012

Consolidated operating income increased 52.2% to $440.5 million, or 7.4% of sales, in the first nine months of fiscal 2013 compared to $289.4 million, or 4.8% of sales, in the first nine months of fiscal 2012. The increase in operating income was largely attributable to gross profit on higher sales and improved performance in the Company's access equipment and fire & emergency segments and higher margins associated with international sales of M-ATVs. Operating income in the first nine months of fiscal 2013 was significantly impacted by costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest ($9.9 million more than costs for a proxy contest in the first nine months of fiscal 2012), higher incentive compensation costs (up $16 million) and a $9 million increase in share-based compensation expense compared to the first nine months of fiscal 2012, in part due to the impact of an increase in the Company's share price on variable share-based compensation.

Access equipment segment operating income increased 75.8% to $298.4 million, or 12.8% of sales, in the first nine months of fiscal 2013 compared to $169.7 million, or 7.7% of sales, in the first nine months of fiscal 2012. The increase in operating income was primarily the result of the realization of previously announced price increases (up $72 million), the gross margin associated with higher sales volume (up $36 million), as well as product and process cost reductions (up $32 million), offset in part by the absence of intercompany sales to the defense segment.

Defense segment operating income increased 22.5% to $213.7 million, or 8.4% of sales, in the first nine months of fiscal 2013 compared to $174.5 million, or 5.8% of sales, in the first nine months of fiscal 2012. The increase in operating income was largely due to the timing of contractual price increases (up $28 million), operational improvements (up $25 million) and lower new product development spending (down $8 million), offset in part by lower gross profit on lower sales volume. In addition, the defense segment recorded favorable contract adjustments related to undefinitized contracts of $9.6 million in the first nine months of fiscal 2013. In the first nine months of fiscal 2012, the Company recorded unfavorable contract adjustments of $11.2 million on contracts that were finalized in the fourth quarter of fiscal 2012.

The fire & emergency segment reported operating income of $14.6 million, or 2.6% of sales, in the first nine months of fiscal 2013 compared to an operating loss of $1.2 million, or 0.2% of sales, in the first nine months of fiscal 2012. Operating results for the first nine months of fiscal 2013 were positively impacted by improved price realization (up $15 million) and favorable product mix (up $9 million), offset in part by lower gross profit on lower sales volume.

Commercial segment operating income increased 11.9% to $25.6 million, or 4.6% of sales, in the first nine months of fiscal 2013 compared to $22.9 million, or 4.4% of sales, in the first nine months of fiscal 2012. The increase in operating income was primarily a result of the gross margin associated with higher sales volume, offset in part by restructuring-related costs of $2.7 million and investments in MOVE initiatives.

Corporate operating expenses increased $35.2 million to $111.8 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, largely due to costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, which were $9.9 million higher than costs for a proxy contest in the first nine months of fiscal 2012, a $9.5 million increase in incentive, share-based compensation costs, higher information technology spending (up $5 million) and investments in research & development (up $3 million).

Consolidated selling, general and administrative expenses increased 9.9% to $451.6 million, or 7.6% of sales, in the first nine months of fiscal 2013 compared to $410.8 million, or 6.7% of sales, in the first nine months of fiscal 2012. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense (up $16 million) on improved financial results, costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest ($9.9 million higher than costs for a proxy contest in the first nine months of fiscal 2012) and a $9 million increase in share-based compensation expense. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2013 Compared to 2012

Interest expense net of interest income decreased $4.4 million to $13.5 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 as a result of lower interest rates and the recognition in the third quarter of fiscal 2013 of $2.7 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $4.7 million in the third quarter of fiscal 2013 and $0.8 million in the third quarter of fiscal 2012 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 28.9% of pre-tax income in the third quarter of fiscal 2013 compared to 29.4% in the prior year quarter. Results for the third quarter of fiscal 2013 were favorably impacted by lower tax expense due to provision to return adjustments upon filing the Company's fiscal 2012 tax returns and a reduction in valuation allowances on state net operating losses of $4.4 million (200 basis points) and $2.3 million (100 basis points), respectively. The third quarter of fiscal 2012 tax provision included $6.3 million in lower tax expense (600 basis points) as a result of provision to return adjustments upon filing the Company's fiscal 2011 tax returns.

Equity in earnings of unconsolidated affiliates of $0.9 million in the third quarter of fiscal 2013 and $1.2 million in the third quarter of fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2013 Compared to 2012

Interest expense net of interest income decreased $13.1 million to $42.1 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 as a result of lower interest rates, lower average debt outstanding, the recognition of interest on a note receivable from a customer of $6.3 million in the first nine months of fiscal 2013 and the expiration of the Company's interest rate swap in the first quarter of fiscal 2012. Interest expense for the first nine months of fiscal 2012 included $2.2 million of expense related to the Company's interest rate swap.

Other miscellaneous expense of $4.3 million in the first nine months of fiscal 2013 and $5.1 million in the first nine months of fiscal 2012 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 29.4% of pre-tax income in the first nine months of fiscal 2013 compared to 29.9% in the prior year period. The effective income tax rate for the first nine months of fiscal 2013 was favorably impacted by the reinstatement of the U.S. research and development income tax credit (150 basis points), provision to return adjustments upon filing the Company's fiscal 2012 tax returns (100 basis points), lower foreign income taxes (150 basis points)

and the elimination of valuation allowances on state net operating loss carryforwards (60 basis points). The effective income tax rate for the first nine months of fiscal 2012 was favorably impacted by adjustments to reflect positions taken on previously filed tax returns and provision to return adjustments (420 basis points), the settlement of foreign tax audits (90 basis points) and other (90 basis points), partially offset by higher foreign taxes (150 basis points).

Equity in earnings of unconsolidated affiliates of $2.2 million in the first nine months of fiscal 2013 and $1.9 million in the first nine months of fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at June 30, 2013

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2013	2012
Cash and cash equivalents	$585.8	$540.7
Total debt	955.0	955.0
Shareholders’ equity	1,998.7	1,853.5
Total capitalization (debt plus equity)	2,953.7	2,808.5
Debt to total capitalization	32.3%	34.0%

The Company's debt to total capitalization of 32.3% remained within its targeted range at the end of the third quarter of fiscal 2013, down slightly from September 30, 2012. In the first nine months of fiscal 2013, the Company repurchased 5.4 million shares of its Common Stock, at an aggregate cost of $169.0 million, under its previously announced $300 million share repurchase program.

In addition to cash and cash equivalents, the Company had $340.0 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2013. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 43 days at September 30, 2012 to 37 days at June 30, 2013. Days sales outstanding for segments other than the defense segment were 49 days at June 30, 2013, down from 52 days at September 30, 2012 as a result of an increase in sales to North American customers, which tend to have shorter payment terms than sales to international customers. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) decreased from 6.0 times at September 30, 2012 to 5.8 times at June 30, 2013. The decrease in inventory turns was primarily due to longer in-transit times attributable to international sales in the defense segment.

Cash Flows

Operating Cash Flows

The Company generated $247.5 million of cash from operating activities during the first nine months of fiscal 2013 compared to $74.3 million during the first nine months of fiscal 2012. The increase in cash generated from operating activities was primarily due to improved operating results and a $50.0 million estimated income tax payment made in the fourth quarter of fiscal 2012. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first nine months of fiscal 2013 was $53.8 million compared to $13.2 million in the first nine months of fiscal 2012. Capital spending, excluding equipment held for rental, of $25.2 million in the first nine months of fiscal 2013 reflected a decrease of $8.7 million compared to capital spending in the first nine months of fiscal 2012. In fiscal 2013, the Company expects capital spending to approximate $45 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $148.5 million in the first nine months of fiscal 2013 compared to a net use of cash of $102.1 million in the first nine months of fiscal 2012. In the first nine months of fiscal 2013, the Company repurchased 5.4 million shares of its Common Stock under its share repurchase program at an aggregate cost of $169.0 million. In the first nine months of fiscal 2012, the Company used available cash and cash from operations to repay $105.0 million of long-term debt.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $585.8 million, the Company had $340.0 million of unused availability under the Revolving Credit Facility as of June 30, 2013. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan due in quarterly principal installments of $16.25 million commencing December 31, 2013 with a balloon payment of $341.25 million due at maturity in October 2015. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2013.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 37% of the Company’s net sales in the first nine months of fiscal 2013. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2013 decreased 31.9% to $3.18 billion compared to $4.67 billion at June 30, 2012. Access equipment segment backlog decreased 14.8% to $621.4 million at June 30, 2013 compared to $729.7 million at June 30, 2012 due largely to lower military orders. Defense segment backlog decreased 42.2% to $1.89 billion at June 30, 2013 compared to $3.26 billion at June 30, 2012 due largely to the fulfillment of Family of Heavy Tactical Vehicles (“FHTV”) and FMTV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog decreased 5.1% to $503.1 million at June 30, 2013 compared to $530.1 million at June 30, 2012 due to the discontinuance of the ambulance business. Commercial segment backlog increased 12.8% to $167.3 million at June 30, 2013 compared to $148.4 million at June 30, 2012. Unit backlog for concrete mixers was up 37.6% compared to June 30, 2012. The Company believes that aged fleets and recent increases in housing starts contributed to recent larger, multiple-unit orders for concrete mixers. Unit backlog for refuse collection vehicles was down 16.5% at June 30, 2013 compared to June 30, 2012 which the Company believes was largely due to the timing of orders from one of the commercial segment's largest customers.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 51% of the Company’s June 30, 2013 backlog is not expected to be filled in fiscal 2013.

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

The table below presents a reconciliation of the Company's presented non-GAAP financial measures to the most directly comparable GAAP financial measures (in millions, except per share amounts):

Fiscal 2013 Expectations
Corporate
Non-GAAP operating expenses	$145.0
Tender offer and proxy contest costs	16.3
GAAP operating expenses	$161.3

	Fiscal 2013 Expectations
	Low	High
Consolidated
Non-GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$3.60	$3.70
Tender offer and proxy contest costs, net of tax	(0.11)	(0.11)
GAAP earnings per share available to Oshkosh
Corporation from continuing operations-diluted	$3.49	$3.59

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain of our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense segment from 2002 to 2012 was due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop movements have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts and further reductions are likely. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. As expected, the DoD budget for fiscal 2013 included significantly lower funding for purchases of new military vehicles that we manufacture under our FHTV and FMTV contracts than in prior years. In addition, the President's fiscal 2014 defense budget request, which includes projected funding requests for defense programs through fiscal 2018, includes slightly lower funding levels for the FHTV and FMTV programs than the already significantly reduced levels that were included in the fiscal 2013 budget and includes no planned funding for the FMTV program starting in fiscal 2015. Furthermore, the DoD could seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the President's fiscal 2014 defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires an additional $600 billion of cuts to defense spending over the next ten years. Sequestration took effect on March 1, 2013 following the failure by Congress to enact the necessary legislation to reduce the U.S. federal deficit as mandated by the Budget Control Act of 2011. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new contract awards that we may receive.

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

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on the global economies and may not be sustainable. Continued weakness in U.S. and European housing starts and non-residential construction spending compared to historical levels is contributing to the cyclically lower sales volumes. In addition, weakness in U.S. housing starts has also resulted in lower municipal tax revenues, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may result in our inability to achieve our MOVE performance targets or cause future weakness in demand for our products. Furthermore, growth in certain other global markets has slowed or could slow, which could negatively impact our sales in those markets.

Specifically, access equipment sales in Australia have declined in fiscal 2013 and recent protests in Brazil could lead to lower purchases of access equipment. All of these factors, whether taken together or individually, could result in lower demand for our products. In addition, the global economic weakness has resulted in lending institutions imposing tighter credit lending standards, which has continued to restrict our customers' access to capital. We cannot provide any assurance that the global economic weakness and tight credit markets will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness and tight credit markets continue or become more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 91% of our defense segment sales in fiscal 2012 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq and Afghanistan, sequestration and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

•
The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive.

•
Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate. In particular, we are competing for the U.S. Joint Light Tactical Vehicle (“JLTV”) contract, which is the only U.S. tactical wheeled vehicle contract of significant size that is available for bid by us for the foreseeable future. As such, the JLTV contract win is critically important for the long-term outlook of our defense segment, which is dedicated to tactical wheeled vehicle manufacturing and sales. We expect pricing for this competition to be intense. We have commenced negotiations with the United Automobile Workers (“UAW”) to extend the contract we have in place with the UAW covering members of our workforce. Our current contract with the UAW is scheduled to expire in September 2016, shortly following the expected JLTV contract award date. We are seeking a five-year contract extension to provide certainty of bid costs for the JLTV competition and to create a more competitive cost structure for the competition. Our failure to achieve an extension of our contract with the UAW could lead to an uncompetitive cost structure in respect of our bid for the JLTV contract and labor discontent.

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

•
We recognize revenue on certain undefinitized contracts with the DoD to the extent that we can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when we and the DoD have not agreed upon all contract terms before we begin performance under the contracts. At June 30, 2013, we had recorded $99.1 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, we record those adjustments as a change in estimate in the period of change. While we believe the definitization of contracts will not have a material adverse effect on our financial condition, actual results could vary from current estimates.

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

•
As a U.S. government contractor, our U.S. government contracts and systems are subject to audit and review by the Defense Contract Audit Agency and the Defense Contract Management Agency. These agencies review our performance under our U.S. government contracts, our cost structure and our compliance with laws and regulations applicable to U.S. government contractors. Systems that are subject to review include, but are not limited to, our accounting systems, estimating systems, material management systems, earned value management systems, purchasing systems and government property systems. If an audit uncovers improper or illegal activities, errors or system inadequacies then we may be subject to civil and criminal penalties, contract adjustments and/or agreements to upgrade existing systems as well as administrative sanctions that may include the termination of our U.S. government contracts, forfeiture of profits, suspension of payments, fines and, under certain circumstances, suspension or debarment from future U.S. government contracts for a period of time. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. These laws and regulations affect how we do business with our customers and, in many instances, impose added costs on our business.

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. In February, June and July 2013, we implemented significant reductions to our production and office workforce in our defense segment due to lower production levels mandated by the aforementioned significant reductions in U.S. government funding for our defense vehicles, and additional workforce reductions may be required. If we are unable to effectively reduce our cost structure commensurate with lower defense vehicle production requirements, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction and projected further reduction in U.S. defense funding.

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

Disruptions or cost overruns in connection with the implementation of our global enterprise resource planning system could negatively affect our operations.

We are in the process of implementing a multi-year project to replace many of our existing operating and financial systems with a global enterprise resource planning system. The implementation of this system is a major undertaking, both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt or otherwise adversely affect our operations and results of operations, including our ability, among other things, to timely manufacture products for sale to our customers and to report accurate and timely financial results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	6,749,928
May 1 - May 31	629,492	38.91	629,492	6,120,436
June 1 - June 30	515,178	37.66	515,178	5,605,258
Total	1,144,670	38.35	1,144,670	5,605,258
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of June 30, 2013, the Company had repurchased 5,394,742 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 30, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

July 30, 2013	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 30, 2013	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2013.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.