Form 10-Q/A
period 2013-03-31
OSHKOSH CORP
filed 2013-09-27
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Oshkosh Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2013 (the “Original Form 10-Q”). The Company is filing this Amendment solely for the purpose of correcting a typographical error as a result of which there was an incorrect date in the certification by the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.2 to the Original Form 10-Q. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is included in this Amendment, and certifications have been updated to reflect the filing date of this Amendment. Other than as described above, no other statement or amount has been changed from those presented in the Original Form 10-Q, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

10.1	Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

10.2	Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated September 27, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated September 27, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated September 27, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated September 27, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

September 27, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

September 27, 2013	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

September 27, 2013	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

10.1
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (previously filed as Exhibit No. 10.1 to the Quarterly Report on Form 10-Q of Oshkosh Corporation for the quarter ended March 31, 2013).

10.2
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (previously filed as Exhibit No. 10.2 to the Quarterly Report on Form 10-Q of Oshkosh Corporation for the quarter ended March 31, 2013).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated September 27, 2013.*

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated September 27, 2013.*

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated September 27, 2013.*

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated September 27, 2013.*

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements (previously filed as Exhibit No. 101 to the Quarterly Report on Form 10-Q of Oshkosh Corporation for the quarter ended March 31, 2013).

* Filed herewith.