Form 10-Q/A
period 2013-06-30
OSHKOSH CORP
filed 2013-09-27
CIK 775158

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

EXPLANATORY NOTE

Oshkosh Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on July 30, 2013 (the “Original Form 10-Q”). The Company is filing this Amendment solely for the purpose of correcting a typographical error as a result of which there was an incorrect date in the certification by the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.2 to the Original Form 10-Q. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is included in this Amendment, and certifications have been updated to reflect the filing date of this Amendment. Other than as described above, no other statement or amount has been changed from those presented in the Original Form 10-Q, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q.

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

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements (previously filed as Exhibit No. 101 to the Quarterly Report on Form 10-Q of Oshkosh Corporation for the quarter ended June 30, 2013).

* Filed herewith