Form 10-K
period 2013-09-30
OSHKOSH CORP
filed 2013-11-13
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

At March 31, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $3,738,222,059 (based on the closing price of $42.49 per share on the New York Stock Exchange as of such date).

As of November 8, 2013, 86,392,795 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2013 ANNUAL REPORT ON FORM 10-K

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

The “Oshkosh®,” “JLG®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “SkyTrak®,” “Lull®,” “Command Zone™,” “TAK-4®,” “Hercules™,” “Husky™,” “PUC™,” “ClearSky™,” “TerraMax™,” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

All references herein to earnings per share refer to earnings per share assuming dilution, unless noted otherwise.

For ease of understanding, the Company refers to types of specialty vehicles for particular applications as “markets.” When the Company refers to “market” positions, these comments are based on information available to the Company concerning units sold by those companies currently manufacturing the same types of specialty vehicles and vehicle bodies as the Company and are therefore only estimates. Unless otherwise noted, these market positions are based on sales in the United States of America. There can be no assurance that the Company will maintain such market positions in the future.

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially with the current tepid outlook for the U.S. and European economic recoveries and the struggles the U.S. government has encountered trying to resolve budgetary and debt issues; the strength of emerging market growth and projected adoption rate of work at height machinery; the expected level and timing of the U.S. Department of Defense (“DoD”) procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of the significant projected decrease in sales levels in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic weakness, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 13, 2013. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 40%, 40%, 10% and 10%, respectively, of the Company’s consolidated net sales in fiscal 2013. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share manufacturing and distribution facilities, which results in the Company being an integrated specialty vehicle manufacturer. The Company made approximately 36%, 45% and 56% of its net sales for fiscal 2013, 2012 and 2011, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 24 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. The access equipment segment also includes Jerr-Dan-branded tow trucks (“wreckers”) and roll-back vehicle carriers (“carriers”) sold to towing companies in the U.S. and abroad.

The Company has sold products to the DoD for over 90 years and operates its military tactical wheeled vehicles business as its defense segment. In 1981, Oshkosh was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD, and thereafter its defense segment developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh has broadened its defense product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units and light-payload tactical vehicles, through its Mine Resistant Ambush Protected All-Terrain Vehicles (“M-ATVs”). In October 2011, the Company introduced the Light Combat All-Terrain Vehicle (“L-ATV”) to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV is the Company's entrant in the DoD's JLTV competition and was selected for the DoD JLTV Engineering, Manufacturing & Development ("EMD") contract in August 2012 along with vehicles from two other competitors. Oshkosh delivered 22 Oshkosh-designed and manufactured L-ATVs under the JLTV EMD contract during fiscal 2013. Oshkosh will support the U.S. government's testing and evaluation of these vehicles during a 14-month U.S. government test and evaluation period. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

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

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and strengthening its balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 with the assistance of a globally-recognized consulting firm that culminated in the creation of the Company’s roadmap, named MOVE, to deliver outstanding long-term shareholder value. In September 2012, the Company announced its target of achieving earnings per share of $4.00 to $4.50 by fiscal 2015. The execution of the MOVE strategy in fiscal 2013 led the Company to report substantially higher consolidated earnings than the estimates that the Company conveyed at its September 2012 Analyst Day, increased revenues in each of the Company's non-defense segments as compared to fiscal 2012 and higher operating income margins in all of its segments as compared to fiscal 2012. The MOVE strategy consists of four key initiatives. In the aggregate, the Company believes that it is on track to achieve its fiscal 2015 earnings per share target range, while the Company is executing countermeasures to drive certain initiatives that are behind schedule to become back on target.

The Company's four MOVE initiatives are:

Market Recovery and Growth. The Company is focused on capturing and improving its historical share in a market recovery. A number of the markets in which the Company participates were down anywhere from 40% to more than 90% from peak levels as a result of the global recession. The Company has seen some recovery in a number of markets in which it participates, but these markets have still not returned to pre-recession levels and generally, customer vehicle fleets continue to age. The Company continues to work on improving its sales, inventory and operations planning and sales capture processes to more effectively respond to customers’ needs as the recovery occurs in each of its markets. Also, throughout this extended period of weak economic conditions, the Company has continued to focus on staying close to its customers by providing high-quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems. The Company estimated in September 2012 that even a modest market recovery represented a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains.

In fiscal 2013, the Company experienced continued improvement in the North American access equipment market and in the U.S. concrete mixer market. In addition, quoting activity and orders for fire apparatus increased late in fiscal 2013. The European and Australian access equipment markets underperformed expectations in fiscal 2013. The Company currently believes that this initiative is projected to finish below the fiscal 2015 target of $220 million incremental operating income due to a weaker recovery in certain markets than was expected compared to its September 2012 estimates.

Optimize Cost and Capital Structure. The Company is focused on optimizing its cost and capital structure ("O" initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company utilizes a comprehensive, lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality, and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. The Company has implemented this strategy by:

•
Combining the Company’s strategic purchasing teams globally into a single organization led by an externally-recruited chief procurement officer to capture its full purchasing power across all of its businesses and to promote low-cost-country sourcing;

•
Managing the business to target breakthrough objectives, including aggressive cost reduction targets, via the Company-wide use of strategy deployment scorecards to provide effective, timely assessment of progress toward objectives and implementation of countermeasures as needed;

•	Utilizing integrated project teams to reduce product costs for the Family of Medium Tactical Vehicles (“FMTV”) program and other key products;

•	Creating chartered cost reduction teams at all businesses and introducing broad-based training programs;

•	Creating a single quality management system to drive enhanced quality throughout all of the Company’s businesses to improve customer satisfaction and lower the cost of quality;

•
Launching and leveraging the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance. The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices. During fiscal 2013, the Company trained over 11,000 employees in elements of the OOS. The Company believes that the OOS enables it to sustain strong performance for its customers, shareholders, employees and other stakeholders; and

•
Developing and communicating to shareholders a comprehensive capital allocation strategy that has resulted in reducing the Company's leverage to create options for internal investments, acquisitions and return of capital to shareholders.

As a result of this focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, and lower manufacturing lead times and new product development cycle times over the next several years. The Company expects to exceed its 250 basis point target for consolidated operating income margin improvement by fiscal 2015 from this initiative compared to fiscal 2012.

The Company made good progress on the Company’s “O” initiative in fiscal 2013, which contributed to a 430 basis point increase in operating income margins in the Company's largest segment, access equipment. The Company expects that the actions implemented in fiscal 2013 for this initiative will result in approximately 110 basis points of the 130 basis point operating income margin improvement that the Company had previously targeted for fiscal 2014.

The Company has repaid more than $2 billion of acquisition-related debt since fiscal 2008. As a result, the Company believes that its capital structure at September 30, 2013 is within its targeted range for indebtedness. Because the Company continues to expect to have ample operating cash flow to support its existing businesses, the Company has shifted its cash deployment strategy from debt reduction to returning cash to shareholders. In this regard, the Company repurchased 6.1 million shares of Common Stock during fiscal 2013 at a cost of $201.8 million. On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization such that the Company had authority to repurchase 11,000,000 share of Common Stock after the Board action. The Company targeted spending $300 million to repurchase shares over the 12 to 18 months following that date but has authority to go up to the 11,000,000 shares. The Company also recently announced that it is reinstating a quarterly cash dividend by declaring a $0.15 per share dividend payable on December 2, 2013 to shareholders of record as of November 18, 2013. The Company intends to pay a dividend quarterly in its quest to continue to increase shareholder value.

Value Innovation. The Company has maintained its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. Examples of the Company’s innovation include:

•	The Rental Series scissor lift, which targets the price-value segment of the access equipment market;

•	The JLG 150-foot articulating boom, which enables operators to tackle high level access needs for construction and maintenance applications;

•
The TAK-4 family of independent suspension systems, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments and which it has installed on other manufacturers’ Mine Resistant Ambush Protected (“MRAP”) vehicles;

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

•
The Dash Cab Forward firefighting vehicle featuring an innovative tilting cab-forward design that repositions the engine rearward and lower between the frame rails, with an open interior configuration that enables firefighters to better prepare for the unexpected situations they face when arriving on the scene of a fire or other emergency situation;

•	The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers, which reduces fuel costs and emissions; and

•	The split-body refuse collection vehicle with automatic tailgate locks to collect and separate multiple waste streams and safely eject loads from inside the cab.

The Company is targeting $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012 as a result of this initiative. The Company’s value innovation initiative did not meet the Company’s target for incremental revenue from new products in fiscal 2013. The Company made engineering management changes mid-year, re-allocated resources and made structural changes to the Company’s product development stage gate review process to bring this initiative back on track. The Company expects that its countermeasures will drive incremental new product launches in fiscal 2014 and 2015 and expects this initiative to be back on target by fiscal 2015.

Emerging Market Expansion. The Company plans to continue its expansion into those specialty vehicle and vehicle body markets globally where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company opened new sales and service offices in Russia, India, Saudi Arabia and China in fiscal 2011 to pursue various opportunities in each of those countries. In addition, in fiscal 2013, the Company expanded its sales and aftermarket personnel in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets. Sales to customers outside of the U.S. comprised 21%, 22% and 17% of the Company’s consolidated sales for fiscal 2013, 2012 and 2011, respectively. The Company believes it is on track to achieve its target to derive more than 25% of its revenues from outside the U.S. by fiscal 2015.

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

Defense segment. The Company has sold products to the DoD for over 90 years. The Company also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, the Company has become the leading manufacturer of Heavy, Medium, and MRAP tactical wheeled vehicles and related service and sustainment for the DoD and is rapidly expanding its offering of light tactical wheeled vehicles. The Company manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. The Company's proprietary military product line of heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), and the Logistic Vehicle System Replacement (“LVSR”). The Company's proprietary military medium-payload tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (“MTVR”). The Company's proprietary M-ATV was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In October 2011, the Company introduced the L-ATV to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV is the Company's entrant in the DoD's JLTV competition and was selected for the DoD JLTV EMD contract in August 2012 along with vehicles from two other competitors. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

In December 2012, the DoD awarded the Company an extension to its existing Family of Heavy Tactical Vehicles (“FHTV”) contract for the production of the HEMTT, HET and PLS as well as associated logistics and configuration management support. The deadline for new orders under this contract expired in September 2013. The Company expects that vehicle deliveries under the contract will continue through fiscal 2014. The Company anticipates negotiating a FHTV follow-on contract in calendar 2014 for a five-year, firm, fixed price requirements contract for the continued production of these vehicles through fiscal 2019.

In June 2009, the DoD awarded the Company a sole source contract for M-ATVs and associated aftermarket parts packages. The Company completed the contract requirements in fiscal 2012, delivering more than 8,700 M-ATVs, along with aftermarket parts and services through the life of the contract with a total contract value of $6.5 billion. In fiscal 2013, the Company completed deliveries of 750 M-ATVs to the United Arab Emirates ("UAE") and announced multiple orders for M-ATVs from the Kingdom of Saudi Arabia. The Company continues to actively market M-ATVs to approved international customers.

In August 2009, the DoD awarded the Company a contract to be the sole producer of FMTVs under the U.S. Army's FMTV Rebuy program. The FMTV Rebuy program is a five-year requirements contract for the production of vehicles and trailers through December 2015. The Company began delivery of vehicles under this contract in the first quarter of fiscal 2011.

In May 2013, the DoD awarded the Company a contract to provide up to 200 P-19R ARFF trucks to the U.S. Marines with deliveries scheduled for fiscal 2017 and 2018.

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

The Company, through its Oshkosh brand, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport and Dallas/Fort Worth International Airport are served by the Company’s ARFF vehicles in the U.S. Internationally, the Company's vehicles serve, among others, Beijing and more than twenty other airports in China; Singapore; Toronto, Canada; Abu Dhabi, UAE; Birmingham, United Kingdom; and Moscow, Russia. The Company has recently delivered ARFF vehicles to multiple airports throughout Indonesia, Spain, Egypt and Argentina. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through its Oshkosh brand, is a global leader in airport snow removal vehicles. The Company’s portfolio of specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Denver International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China and Montreal, Canada internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

The Company, through its Frontline brand, is a leading manufacturer, system designer and integrator of broadcast and communication vehicles, including electronic field production trailers, satellite news gathering and electronic news gathering vehicles for broadcasters, command trucks for local and federal governments along with being the leading supplier of military simulator shelters and trailers. The Company’s vehicles have been used worldwide to broadcast the NFL Super Bowl, the FIFA World Cup and the Olympics.

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

Through IMT, the Company is a leading North American manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries. The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

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

U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days' notice, subject to applicable laws. Dealers and representatives, except for those utilized by JLG and IMT, are generally not permitted to market and sell competitive products.

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

JLG produces a variety of its own branded telehandlers and manufactures the Caterpillar-branded telehandlers under a license to Caterpillar for their worldwide Caterpillar distribution network. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

The Company markets its Jerr-Dan-branded carriers and wreckers through its network of approximately 60 independent distributors.

Defense segment. The Company sells substantially all of its domestic defense products directly to principal branches of the DoD, and has sold its defense products to more than 20 international militaries around the globe. The Company maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. government, the Pentagon, as well as international embassies and government agencies. The Company locates its business development, consultants and engineering professionals near its customers' principal commands, both domestically and internationally. The Company also sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. The Company supports international sales through international sales offices, as well as through dealers, distributors and representatives.

In addition to marketing its current tactical wheeled vehicle offerings and competing for new contracts, the Company actively works with the U.S. Armed Services to develop new applications for its vehicles and expand its services.

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

Fire & emergency segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through over 30 independent sales and service organizations with approximately 300 sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 75 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection process. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service. Pierce also sells directly to the DoD and other U.S. government agencies. Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas. Additionally, Pierce sells fire apparatus to numerous international municipal and industrial fire departments through a network of international dealers. The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 60 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company has over 30 full-time sales and service representatives and 18 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Moscow, Russia; Sao Paulo, Brazil; and Singapore to support airport product vehicle sales and aftermarket sales and support in the Middle East, China, Russia, South America and Southeast Asia.

Commercial segment. The Company operates 19 distribution centers with over 275 in-house sales and service representatives in the U.S. to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. Two of the distribution centers also have paint facilities and can provide significant additional paint and mounting services during peak demand periods. The Company also uses approximately 30 independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

Manufacturing

As of November 13, 2013, the Company manufactures vehicles and vehicle bodies at 37 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

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

The Company has a team of employees dedicated to leading the implementation of the OOS. The team is comprised of members with diverse backgrounds in quality, lean, finance, product and process engineering, and culture change management. OOS is a lean business system, which defines and seeks to enhance customers' experiences with the Company's products and services. OOS includes tools to eliminate waste out of the Company's processes to provide better value for customers. OOS enables the Company to efficiently execute its MOVE strategy, delivering value to both customers and shareholders. Within the Company’s facilities, OOS improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains seven facilities for new product development and testing with a staff of approximately 500 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of approximately 550 engineers and engineering technicians, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2013, 2012 and 2011, the Company incurred research and development expenditures of $112.9 million, $109.1 million and $99.9 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

Access equipment segment. JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Aichi Corporation (a subsidiary of Toyota Industries Corporation) and over 50 smaller manufacturers. Global competition for sales of telehandler equipment includes the Manitou Group, J C Bamford Excavators Ltd., Merlo SpA, Genie Industries, Inc. and over 30 smaller manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors units; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

The principal competitor for Jerr-Dan-branded products is Miller Industries, Inc. Principal methods of competition for carriers and wreckers include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high quality, innovative and high-performance product line and its low-cost manufacturing capabilities.

Defense segment. The Company produces heavy- and medium-payload, MRAP and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corp, Lockheed Martin, AM General, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company's vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 independent suspension system, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget, including a 45% reduction in tactical wheeled vehicle spending from fiscal 2013 to fiscal 2017. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires an additional $600 billion of cuts to defense spending from 2013 to 2023. Sequestration took effect on March 1, 2013 following the failure by Congress to enact the necessary legislation to reduce the U.S. federal deficit as mandated by the Budget Control Act of 2011. The overall military drawdown in Iraq and Afghanistan, stated defense budget reductions and sequestration have resulted in lower demand for tactical wheeled vehicles and future program competitions could involve weighting price more heavily than the past competitive factors described above.

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

Oshkosh manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF sales is Rosenbauer International AG. Oshkosh also manufactures snow removal vehicles, principally for U.S. airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc. and Wausau-Everest LP (a subsidiary of Specialized Industries LP). Principal methods of competition for airport products are price, product performance, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

Commercial segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales includes Continental Manufacturing Co. (a subsidiary of Navistar International Corporation), Terex Corporation, Con-Tech Manufacturing, Inc. and Beck Industrial. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; ability to offer factory-installed compressed natural gas fueling systems; a significant installed base of concrete mixers in use in the marketplace; and its nationwide, Company-owned network of sales and service centers.

McNeilus also produces refuse collection vehicles for North America and international markets. Competitors include The Heil Company (a subsidiary of Dover Corporation), Labrie Enviroquip Group and New Way (a subsidiary of Scranton Manufacturing Company, Inc.). The principal methods of competition are product quality, product performance, service and price. Increasingly, the Company is competing for municipal business and large commercial business in the Americas, which is generally based on lowest qualified bid. The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; comprehensive product offerings; a reputation for high-quality products; large-scale and high-efficiency manufacturing; and an extensive network of Company-owned sales and service centers located throughout the U.S.

IMT is a manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries. IMT’s principal field service competition is from Auto Crane Company (owned by Gridiron Capital), Stellar Industries, Inc., Maintainer Corporation of Iowa, Inc. and other regional companies. Competition in truck-mounted cranes comes primarily from European companies including Palfinger AG, Cargotec Corporation and Fassi Group SpA. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths include its high-quality products, global distribution network and low-cost manufacturing capabilities.

Customers and Backlog

Sales to the U.S. government comprised approximately 36% of the Company’s net sales in fiscal 2013. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2013 decreased 29.9% to $2.84 billion compared to $4.05 billion at September 30, 2012 primarily due to a significant decline in defense segment backlog as a result of the slowdown in DoD spending. Access equipment segment backlog increased 1.9% to $367.9 million at September 30, 2013 compared to $361.1 million at September 30, 2012. The Company believes that the increase in access equipment segment backlog is due in part to customers placing orders for delivery in the first quarter of fiscal 2014 in advance of an engine emissions standards change effective January 1, 2014, offset by a $72.8 million decrease in military telehandler orders as work was completed on that contract in fiscal 2013. Defense segment backlog decreased 39.8% to $1.84 billion at September 30, 2013 compared to

$3.05 billion at September 30, 2012 due largely to the fulfillment of FMTV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 3.1% to $492.2 million at September 30, 2013 compared to $477.6 million at September 30, 2012 due to improvement in the domestic fire apparatus market. Commercial segment backlog decreased 9.7% to $140.7 million at September 30, 2013 compared to $155.8 million at September 30, 2012. Unit backlog for concrete mixers was down 26.7% compared to September 30, 2012. The Company believes this decline is the result of timing of large orders. Unit backlog for refuse collection vehicles was down 7.8% at September 30, 2013 compared to September 30, 2012.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 8% of the Company’s September 30, 2013 backlog is not expected to be filled in fiscal 2014.

Government Contracts

Approximately 36% of the Company’s net sales for fiscal 2013 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures and decreasing level of U.S. military involvement in Afghanistan. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The Budget Control Act of 2011 contains an automatic sequestration feature that requires an additional $600 billion of cuts to defense spending over the next ten years. Sequestration took effect on March 1, 2013 following the failure by Congress to enact the necessary legislation to reduce the U.S. federal deficit as mandated by the Budget Control Act of 2011. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

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

The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government relating to the performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can lead to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes that the outcome of all such audits and reviews that are now pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

While the Company purchases many costly components such as chassis, engines and transmissions, it manufactures certain proprietary components and systems. These components include front drive steer axles, transfer cases, transaxles, cabs, the TAK-4 independent suspension system, Hercules and Husky compressed air foam systems, the Command Zone vehicle control system, body structures and many smaller parts that add uniqueness and value to the Company’s products. The Company believes controlling the production of these components provides a significant competitive advantage and also serves to reduce the production costs of the Company’s products.

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

In 2012, the Company introduced the newest TAK-4 independent suspension system configuration, TAK-4i, where the “i” stands for “intelligent.” The TAK-4i, which has been developed for rigorous military applications, provides 20 inches of wheel travel, a 25% improvement compared to the original TAK-4, and incorporates an adjustable ride height feature. The TAK-4i was a key factor in the Company's L-ATV entrant in the JLTV EMD competition, allowing the L-ATV to exceed all of the ride quality requirements of the JLTV EMD specification.

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

The Company holds trademarks for “Oshkosh,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Lull,” “Pierce,” “McNeilus,” “Jerr-Dan,” “CON-E-CO,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2013, the Company had approximately 11,900 employees. The United Auto Workers union (“UAW”) represented approximately 1,900 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 240 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 125 employees at the Company’s Garner, Iowa facility. The Company extended its agreement with the UAW in September 2013, and the agreement now expires in September 2021. The Company’s agreement with the Boilermakers extends through May 2017. The Company’s three-year agreement with the Teamsters extends through October 2014. In addition, the majority of the Company’s approximately 1,400 employees located outside of the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 24 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, France, Australia, Romania and China and through an investment in a joint venture in Mexico for sale throughout the world. Sales to customers outside of the U.S. were 21%, 22% and 17% of the Company’s consolidated sales for fiscal 2013, 2012 and 2011, respectively.

Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 24 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The high levels of sales in our defense segment from 2002 to 2012 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop movements have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts and further reductions are likely. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no planned funding for the FMTV program starting in fiscal 2015. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires an additional $600 billion of cuts to defense spending from 2013 to 2023. Sequestration took effect on March 1, 2013 following the failure by Congress to enact the necessary legislation to reduce the U.S. federal deficit as mandated by the Budget Control Act of 2011. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is uncertain, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new contract awards that we may receive.

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

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on the global economies and may not be sustainable. Continued weakness in U.S. and European housing starts and non-residential construction spending compared to historical levels is contributing to the cyclically lower sales volumes. In addition, weakness in U.S. housing starts has also resulted in lower municipal tax revenues, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may result in our inability to achieve our MOVE performance targets or cause future weakness in demand for our products. Furthermore, growth in certain other global markets has slowed or could slow, which could negatively impact our sales in those markets. Specifically, access equipment sales in Australia declined in fiscal 2013 due primarily to a slowdown in mining activity. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the global economic weakness will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness continues or becomes more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 87% of our defense segment sales in fiscal 2013 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

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

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013 and may occur again early in calendar 2014 if the U.S. government fails to complete its budget process for fiscal 2014. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate. In particular, we are competing for the U.S. JLTV contract, which is the only U.S. tactical wheeled vehicle contract of significant size that is available for bid by us for the foreseeable future. As such, the JLTV contract win is critically important for the long-term outlook of our defense segment, which is dedicated to tactical wheeled vehicle manufacturing and sales. We expect pricing for this competition to be intense.

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

•
As a U.S. government contractor, our U.S. government contracts and systems are subject to audit and review by the Defense Contract Audit Agency and the Defense Contract Management Agency. These agencies review our performance under our U.S. government contracts, our cost structure and our compliance with laws and regulations applicable to U.S. government contractors. Systems that are subject to review include, but are not limited to, our accounting systems, estimating systems, material management systems, earned value management systems, purchasing systems and government property systems. If an audit uncovers improper or illegal activities, errors or system inadequacies then we may be subject to civil and criminal penalties, contract adjustments and/or agreements to upgrade existing systems as well as administrative sanctions that may include the termination of our U.S. government contracts, forfeiture of profits, suspension of payments, fines and, under certain circumstances, suspension or debarment from future U.S. government contracts for a period of time. Whether or not illegal activities are alleged and regardless of materiality, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. These laws and regulations affect how we do business with our customers and, in many instances, impose added costs on our business.

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. In 2013, we implemented significant reductions to our production and office workforce in our defense segment due to lower production levels mandated by the aforementioned significant reductions in U.S. government funding for our defense vehicles, and additional workforce reductions may be required. If we are unable to effectively reduce our cost structure commensurate with lower defense vehicle production requirements, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction and projected further reduction in U.S. defense funding.

•
We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet our obligations under these contracts, the U.S. government may discontinue, suspend or reduce the PBPs that it currently provides under these contracts. The U.S. government also has become less willing to offer PBPs and has generally reduced the amount of PBPs on new contract awards, as was the case on our most recent FHTV contract extension. If we stop receiving PBPs or receive PBPs at lower levels on future contract awards, it could have an adverse effect on our cash flows.

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

We have announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders and to meet our long-term financial goals. The long-term financial goals that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	A lower or slower than expected recovery in housing starts and non-residential construction spending in the U.S.;

•	A slower or less significant recovery in any of our global markets than we expect;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•	Our inability to design new products that meet our customers’ requirements and bring them to market in time to permit us to achieve the results that we are projecting under our MOVE strategy;

•	Our inability to adjust our cost structure in response to lower defense spending;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Not winning key large DoD contracts, such as the JLTV production contract and any additional international M-ATV contracts; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2013, approximately 88% of these intangibles were concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products; adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. This was the case in the fourth quarter of fiscal 2013, when we recorded a $9.0 million non-cash pre-tax impairment charge related to a trade name in the access equipment segment. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management's assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Current Report on Form 10-K and events beyond our control. The indenture governing our senior notes also contains restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term debt ratings are BB with “positive” outlook from Standard & Poor's Rating Services and Ba3 with “stable” outlook from Moody's Investors Service. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had $955 million of debt outstanding as of September 30, 2013, which consisted primarily of a $455 million term loan under our credit agreement maturing in October 2015 and $500 million of senior notes, $250 million of which mature in March 2017 and $250 million of which mature in March 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discuss above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, current continued economic uncertainty and declining U.S. defense budgets could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants in our credit agreement and the indenture governing our senior notes, our credit rating, our current debt levels and the current credit market conditions could have important consequences for our operations, including:

•	Render us more vulnerable to general adverse economic and industry conditions in our highly cyclical markets or economies generally;

•
Require us to dedicate a portion of our cash flow from operations to interest costs or required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development, share repurchases, dividends and other general corporate activities;

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. There are indications that costs for these items may increase in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition.

Furthermore, in the defense segment, we largely do business under multi-year firm, fixed-price contracts with the DoD, which typically contain annual price increases. We attempt to limit the risk related to raw material price fluctuations in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business.

We expect to incur costs and charges as a result of measures such as facilities and operations consolidations and workforce reductions that we expect will reduce on-going costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.

We have been consolidating facilities and operations in an effort to make our business more efficient and expect to continue to review our overall manufacturing footprint. We have incurred, and expect to incur in the future, additional costs and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. Furthermore, such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which would adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

In 2013, we implemented significant reductions to our production and office workforce in our defense segment due to lower production levels mandated by the aforementioned significant reductions in U.S. government funding for our defense vehicles. We may incur additional costs and restructuring charges in connection with such workforce reductions that could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2013, we had consolidated gross receivables of $834.5 million. In addition, we were a party to agreements whereby we estimate our maximum exposure to be $91.8 million under guarantees of customer indebtedness to third parties aggregating approximately $365.0 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment's ten largest debtors at September 30, 2013 represented approximately 28% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

A disruption or termination of the supply of parts, materials, components and final assemblies from third-party suppliers could delay sales of our vehicles and vehicle bodies.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. We may also incur a significant increase in the cost of these parts, materials, components or final assemblies. These risks are increased in a weak economic environment and when demand increases coming out of an economic downturn. Such disruptions, terminations or cost increases have resulted and could further result in manufacturing inefficiencies due to us having to wait for parts to arrive on the production line, could delay sales and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Approximately 21% of our net sales in fiscal 2013 were attributable to products sold outside of the United States, including approximately 18% that involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese Renminbi, the Canadian dollar, the Brazilian real and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

Disruptions or cost overruns in connection with the implementation of our global enterprise resource planning system could negatively affect our operations.

We are in the process of implementing a multi-year project to replace many of our existing operating and financial systems with a global enterprise resource planning system. The implementation of this system is a major undertaking, both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt or otherwise adversely affect our operations and financial results, including our ability, among other things, to timely manufacture products for sale to our customers and to report accurate and timely financial results.

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

In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals, particularly gold, are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. If any “conflict minerals” that are necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the source of such “conflict minerals” and their chain of custody. Our supply chain is complex. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries, we expect to incur significant costs to determine the source and custody of any “conflict minerals” necessary to the functionality of the products we manufacture. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in verifying the origins for all “conflict minerals” used in our products and certifying that our products are “conflict free.” We may face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in our products, or if we are unable to certify that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict-free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2013.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of November 13, 2013, the Company operated in 37 manufacturing facilities consisting of approximately six million square feet of manufacturing space. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3)	Fire & Emergency	Appleton, Wisconsin (3)
	Orrville, Ohio (1)		Bradenton, Florida (1)
	Shippensburg, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Bedford, Pennsylvania (2)		Clearwater, Florida (1) (a)
Greencastle, Pennsylvania (1)
	Riverside, California (1) (a)	Commercial	Dodge Center, Minnesota (1)
	Medias, Romania (1) (a)		Garner, Iowa (1)
	Tianjin, China (1)		Blair, Nebraska (1)
	Maasmechelen, Belgium (1) (a)		Riceville, Iowa (1)
	Tonneins, France (1) (a)		Audubon, Iowa (1)
	Port Macquarie, Australia (1)		London, Canada (1) (a)

Defense	Oshkosh, Wisconsin (9)
Appleton, Wisconsin (2) (a)
 _________________________
(a)    These facilities are leased.

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one- to three-week periods. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by operating an additional shift at each facility.

The Company also performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan, Afghanistan and multiple other countries in Europe and the Middle East.

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 19 sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

The Company had reserves of $1.9 million for environmental matters at September 30, 2013 for losses that were probable and estimable. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal injury actions and other. At September 30, 2013, the Company had net product and general liability reserves of $45.6 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 13, 2013 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Charles L. Szews	56	Chief Executive Officer
Wilson R. Jones	52	President and Chief Operating Officer
Bryan J. Blankfield	52	Executive Vice President, General Counsel and Secretary
Gregory L. Fredericksen	52	Executive Vice President and Chief Procurement Officer
James W. Johnson	48	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	63	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	49	Executive Vice President and President, Access Equipment Segment
Michael K. Rohrkaste	55	Executive Vice President, Chief Administration and Human Resources Officer
David M. Sagehorn	50	Executive Vice President and Chief Financial Officer
Gary W. Schmiedel	52	Executive Vice President, Technology
John M. Urias	60	Executive Vice President and President, Defense Segment
Marek W. May	44	Senior Vice President, Operations
Colleen R. Moynihan	53	Senior Vice President, Quality & Continuous Improvement
Bradley M. Nelson	44	Senior Vice President and President, Commercial Segment
Mark M. Radue	49	Senior Vice President, Business Development
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

Michael K. Rohrkaste. Mr. Rohrkaste joined the Company in 2003 as Vice President, Human Resources. He was appointed Executive Vice President, Chief Administration Officer in 2009 and was appointed to his current position of Executive Vice President, Chief Administration and Human Resources Officer in 2010.

David M. Sagehorn. Mr. Sagehorn joined the Company in 2000 as Senior Manager - Mergers & Acquisitions and has served in various assignments, including Director - Business Development, Vice President - Defense Finance, Vice President - McNeilus Finance and Vice President - Business Development. In 2005, he was appointed Vice President and Treasurer, and was appointed to his current position of Executive Vice President and Chief Financial Officer in 2007.

Gary W. Schmiedel. Mr. Schmiedel joined the Company in 1983 and has served in various engineering assignments, including Vice President - Advanced Product Engineering from 2005 to 2009, Vice President - Defense Engineering and Technology from 2009 to 2010 and Senior Vice President - Defense Engineering and Technology from 2010 to 2011. He was appointed Executive Vice President, Technology in 2011.

John M. Urias. Mr. Urias joined the Company in 2011 as Executive Vice President and President, Defense Segment. He previously served as Vice President of Programs in 2011; Vice President, Programs and UAE Surface Launched AMRAAM Capture Lead, National and Theater Strategic Programs from 2010 to 2011, and Vice President, Force Application Programs for Integrated Defense Systems from 2009 to 2010, in each case, at Raytheon Company. Mr. Urias retired from the U.S. Army with the rank of Major General in 2006.

Marek W. May. Mr. May joined the Company in 2009 as Director of Operations - Defense and served as Senior Director of Operations -Defense from June 2010 to September 2010 and Vice President of Manufacturing Operations - Defense from September 2010 to July 2013. He was appointed to his current position of Senior Vice President, Operations in July 2013. He previously served as Business Leader (Plant Manager) for Ingersoll Rand from 2007 to 2009.

Colleen R. Moynihan. Ms. Moynihan joined the Company in 2011 as Senior Vice President, Quality & Continuous Improvement. She previously served as Director of Global Quality & Manufacturing Engineering at Caterpillar Inc. from 2007 to 2011.

Bradley M. Nelson. Mr. Nelson joined the Company in 2011 as Global Vice President of Marketing for JLG Industries and was appointed to his current position of Senior Vice President and President, Commercial Segment in March 2013. He previously served as Vice President of Global Marketing and Communications from 2007 to 2011 at Eaton Corporation.

Mark M. Radue. Mr. Radue joined the Company in 2005 as Senior Director of Financial Analysis and Controls. He was promoted to Vice President of Business Development in 2005 and was appointed to his current position of Senior Vice President, Business Development in 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information relating to dividends included in Note 26 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	5,605,258
August 1 - August 31	464,068	46.30	464,068	5,141,190
September 1 - September 30	248,037	45.74	248,037	4,893,153
Total	712,105	46.11	712,105	4,893,153
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of September 30, 2013, the Company had repurchased 6,106,847 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

Dividends and Common Stock Price

The Company did not pay dividends on its Common Stock during the past three fiscal years. On October 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of Common Stock payable on December 2, 2013 to shareholders of record as of November 18, 2013. The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions or other factors. In addition, the Company's credit agreement limits the amount of dividends and other distributions, including repurchases of stock, the Company may pay to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries, accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The indenture for the Company's senior notes also contains restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement and indenture.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 8, 2013, there were 1,174 holders of record of Oshkosh Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
September 30	$49.58	$37.70	$29.79	$19.02
June 30	42.66	33.88	24.04	18.49
March 31	42.62	30.80	26.34	21.74
December 31	31.65	26.74	22.92	14.07

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

The comparisons assume that $100 was invested on September 30, 2008 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2013 return listed in the charts below is based on closing prices per share on September 30, 2013. On that date, the closing price for the Company’s Common Stock was $48.98.

_________________________

* $100 invested on September 30, 2008 in stock or index, including reinvestment of dividends.

Fiscal Year Ended September 30,	2008	2009	2010	2011	2012	2013
Oshkosh Corporation	$100.00	$241.52	$214.74	$122.91	$214.19	$382.46
S&P Midcap 400 market index	100.00	96.89	114.11	112.66	144.81	184.89
SIC Code 371 Index	100.00	101.05	145.25	126.28	149.02	245.94

ITEM 6.    SELECTED FINANCIAL DATA

Income Statement data below has been revised to exclude from continuing operations the results of the Company's ambulance business, which was reclassified to discontinued operations in fiscal 2013 for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements.

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2013	2012	2011 (1)	2010 (1)	2009
Income Statement Data:
Net sales	$7,665.1	$8,141.1	$7,538.5	$9,771.8	$5,173.9
Gross income	1,191.8	1,006.9	1,091.3	1,967.8	694.3
Intangible asset impairment charges	9.0	—	2.0	2.3	1,125.9
Depreciation	65.3	65.5	77.9	79.2	74.1
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (2)	85.9	83.2	79.9	102.3	84.3
Operating income (loss) (3)	505.7	387.7	526.1	1,425.9	(912.5)
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	314.3	244.6	290.6	816.9	(1,127.2)
From discontinued operations (4)	1.7	(14.4)	(17.6)	(27.1)	28.4
Net income (loss)	316.0	230.2	273.0	789.8	(1,098.8)
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$3.53	$2.67	$3.18	$8.98	$(14.73)
From discontinued operations	0.02	(0.16)	(0.19)	(0.29)	0.36
Net income (loss)	3.55	2.51	2.99	8.69	(14.37)
Dividends per share	$—	$—	$—	$—	$0.20

Balance Sheet Data:
Cash and cash equivalents	$733.5	$540.7	$339.0	$530.4	$88.2
Total assets	4,765.7	4,947.8	4,826.9	4,708.6	4,768.0
Net working capital	1,172.7	990.0	762.8	403.9	484.6
Long-term debt (including current maturities)	955.0	955.0	1,060.1	1,152.1	2,024.3
Oshkosh Corporation shareholders’ equity	2,107.8	1,853.5	1,596.5	1,326.6	514.1

Other Financial Data:
Expenditures for property, plant and equipment	$46.0	$55.9	$82.3	$83.2	$46.2
Backlog	2,838.0	4,046.2	6,478.4	5,401.4	5,615.4
Book value per share	$24.36	$20.24	$17.48	$14.63	$5.75
_________________________

(1)
In the fourth quarter of fiscal 2009, the Company began production on a sole source contract awarded by the DoD for M-ATVs. During fiscal 2011 and 2010, the Company delivered 645 and 7,539 M-ATV units, respectively, and related aftermarket parts and services under this contract with a combined sales value of $1.25 billion and $4.49 billion, respectively.

(2)
Includes amortization of deferred financing costs of $4.9 million in fiscal 2013, $7.0 million in fiscal 2012, $5.1 million in fiscal 2011, $28.6 million in fiscal 2010 and $13.4 million in fiscal 2009.

(3)
Includes costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest of $16.3 million in fiscal 2013 and costs incurred by the Company in connection with a proxy contest of $6.6 million in fiscal 2012.

(4)
In fiscal 2013, the Company discontinued production of ambulances, which the Company sold under the Medtec brand name. In fiscal 2012, the Company completed the sale of its European mobile medical business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary (together, "SMIT") and discontinued production of U.S mobile medical units. In fiscal 2010, the Company completed the sale of its 75% interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary (“BAI’), the Company’s European fire apparatus and equipment business. In fiscal 2009, the Company sold its European refuse collection vehicle business, Geesink Group B.V., Norba A.B. and Geesink Norba Limited (together, “Geesink”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the U.S. Department of Defense (“DoD”). Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

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

Defense — tactical trucks, trailers and supply parts and services sold to the U.S. military and to other militaries around the world.

Fire & emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and TV stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 13, 2013.

Executive Overview

Fiscal 2013 was a strong year for the Company, one that the Company believes demonstrated the power of the Company's MOVE strategy. Despite slightly lower revenues as a result of a 22.8% decline in defense segment sales, the Company recorded higher earnings and grew revenues in each of its non-defense segments and operating income margins in all of its segments. Full year earnings from continuing operations of $3.53 per share were $0.93 per share above the high end of the Company’s fiscal 2013 estimate of $2.60 per share that the Company conveyed at its September 2012 Analyst Day. Full year earnings included $0.12 per share in costs related to an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest, a $0.06 per share non-cash impairment charge and a $0.03 per share charge related to the ratification of a five-year union contract extension in the defense segment, that were not included in the September 2012 Analyst Day estimate range. The Company also generated operating cash flows of $438 million and returned $202 million of capital to the Company’s shareholders through share repurchases.

Consolidated net sales decreased $476.0 million, or 5.8%, to $7.67 billion in fiscal 2013 compared to fiscal 2012. Replacement driven demand in the access equipment segment, coupled with a slow economic recovery in the United States, resulted in a significant increase in sales in the Company's non-defense segments in fiscal 2013 compared to fiscal 2012. However, the increase in sales in the Company's non-defense segments was not enough to overcome the decrease in defense sales, which the Company expected as U.S. defense spending for tactical wheeled vehicles has declined.

While sales were lower, consolidated operating income in fiscal 2013 increased 30.4%, to $505.7 million, or 6.6% of sales, compared to $387.7 million, or 4.8% of sales, in fiscal 2012. The increase in consolidated operating income was largely attributable to the gross profit associated with higher sales in the Company's non-defense segments, improved performance in the Company's non-defense segments as a result of operational and processes improvements and price realization, along with higher margins in the defense segment associated with international sales and improved operational efficiencies. The Company continued to invest in new products, processes and systems to further the Company's MOVE strategy during fiscal 2013. Operating income in fiscal 2013 included costs of $16.3 million incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest, a non-cash intangible asset impairment charge in the access equipment segment of $9.0 million and charges of $3.8 million related to the ratification of a five-year union contract extension in the defense segment. Operating income in fiscal 2012 included costs incurred by the Company in connection with a proxy contest of $6.6 million.

During fiscal 2013, the defense segment rightsized its production and salaried workforces consistent with substantially reduced DoD demand. The defense segment also delivered 22 Light Combat All-Terrain Vehicle (“L-ATV”) test vehicles to the DoD under the Joint Light Tactical Vehicle (“JLTV”) Engineering, Manufacturing & Development ("EMD") contract. The Company's vehicles, along with vehicles from two other competitors, are currently undergoing 14 months of testing to be completed in fiscal 2015. Finally, the defense segment secured orders for MRAP All-Terrain Vehicles (“M-ATVs”) from the Kingdom of Saudi Arabia.

The Company expects consolidated sales will decrease between 10% and 14% in fiscal 2014 compared to fiscal 2013, resulting in consolidated sales of between $6.6 billion and $6.9 billion. This estimate assumes higher sales in the Company's non-defense segments as a result of the expected continued economic recovery around the world coupled with an approximate 40% decline in defense segment sales. The Company expects consolidated operating income will be in the range of $455 million to $490 million leading to earnings per share of approximately $3.10 to $3.40.

As a result of the Company's strong financial performance in fiscal 2013, execution of the Company's MOVE strategy and positive outlook, the Company has reinstated payment of a quarterly cash dividend by declaring a dividend of $0.15 per share payable December 2, 2013 to shareholders of record on November 18, 2013.

MOVE Strategy

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

The MOVE strategy consists of four key strategic initiatives:

•
Market recovery and growth — The Company plans to capture or improve its historical share of a market recovery. The Company estimated in September 2012 that even a modest market recovery represents a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains. The Company believes that the recovery in certain of its non-defense markets began in fiscal 2012. In fiscal 2013, the Company experienced continued improvement in the North American access equipment market and in the U.S. concrete mixer market. In addition, quoting activity and orders for fire apparatus increased late in fiscal 2013. The European and Australian access equipment markets underperformed expectations in fiscal 2013 and the Company currently believes that this initiative is on pace to finish below the fiscal 2015 target of $220 million incremental operating income, due to expected weaker recovery in certain markets compared to its September 2012 estimates.

•
Optimize cost and capital structure — The Company is executing plans to optimize its cost and capital structure ("O" initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company has targeted 250 basis points of operating income improvement between fiscal 2012 and 2015 through this initiative. The Company made good progress on the Company’s “O” initiative in fiscal 2013, which contributed to a 430 basis point increase in operating income margins in the Company's largest segment, access equipment. The Company expects to exceed its fiscal 2015 consolidated operating income margin improvement target of 250 basis points. The Company expects that the actions implemented in fiscal 2013 for this initiative will result in approximately 110 basis points of the 130 basis point operating income margin improvement that had been targeted for fiscal 2014. The Company is also executing a prudent capital allocation strategy, which the Company expects to incrementally benefit earnings as well as returns for shareholders. As part of this strategy, the Company repurchased approximately 6.1 million shares of its Common Stock during fiscal 2013 at an aggregate cost of $201.8 million. Earnings per share in fiscal 2013 improved $0.11 compared to the prior year as a result of lower average shares outstanding. Subsequent to the end of its fiscal year, the Company announced as part of its capital allocation strategy that it was reinstating a quarterly cash dividend by declaring a dividend of $0.15 per share payable on December 2, 2013 to shareholders of record on November 18, 2013.

•
Value innovation — The Company has maintained its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company has targeted this initiative to achieve $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012. The Company’s value innovation initiative did not meet the Company’s target for incremental revenue from new products in fiscal 2013. The Company made engineering management changes mid-year, re-allocated resources and made structural changes to the Company’s product development stage gate review process to bring this initiative back on track. The Company expects that its countermeasures will drive incremental new product launches in fiscal 2014 and 2015 and expects this initiative to be back on target by fiscal 2015.

•
Emerging market expansion — The Company is driving expansion in targeted international geographies where it believes that there are significant opportunities for growth. The Company's target is to derive more than 25% of its revenues from outside the U.S. by fiscal 2015. The Company achieved its fiscal 2013 target for international sales. The Company has continued to invest in international business development resources and believes it is on track to achieving its fiscal 2015 target.

The Company believes the successful execution of its MOVE strategy significantly contributed to the Company's strong financial results in fiscal 2013. The Company raised its fiscal 2013 performance outlook several times during fiscal 2013 and ultimately exceeded the high end of the Company’s fiscal 2013 estimate of $2.60 per share that the Company conveyed at its September 2012 Analyst Day by $0.93 per share. By focusing on its MOVE strategy, the Company believes that, in the aggregate, it is on track to achieve its fiscal 2015 targeted earnings per share range of $4.00 to $4.50, while the Company is executing countermeasures to drive certain initiatives that are behind schedule to become back on target.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2013

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales
Access equipment	$3,120.8	$2,919.5	$2,052.1
Defense	3,049.7	3,950.5	4,365.2
Fire & emergency	792.4	768.6	754.1
Commercial	766.9	697.0	564.9
Intersegment eliminations	(64.7)	(194.5)	(197.8)
Consolidated	$7,665.1	$8,141.1	$7,538.5

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales
United States	$6,034.5	$6,357.2	$6,246.8
Other North America	235.2	248.3	179.7
Europe, Africa and the Middle East	898.7	974.9	695.0
Rest of the world	496.7	560.7	417.0
Consolidated	$7,665.1	$8,141.1	$7,538.5

Fiscal 2013 Compared to Fiscal 2012

Consolidated net sales decreased $476.0 million, or 5.8%, to $7.67 billion in fiscal 2013 compared to fiscal 2012 due to an expected decline in defense segment sales. Sales increased in all non-defense segments in fiscal 2013 compared to fiscal 2012.

Access equipment segment net sales increased $201.3 million, or 6.9%, to $3.12 billion in fiscal 2013 compared to fiscal 2012. Access equipment segment sales in fiscal 2012 included $125.1 million of inter-company sales to the defense segment. Access equipment segment sales to external customers in fiscal 2013 increased $326.4 million, or 11.7%, compared to fiscal 2012. Access equipment segment sales to external customers increased principally as a result of higher unit volumes (up $198 million), the realization of previously announced price increases (up $90 million) and improved aftermarket sales (up $50 million).

Defense segment net sales decreased $900.8 million, or 22.8%, to $3.05 billion in fiscal 2013 compared to fiscal 2012. The decrease in defense segment sales was primarily due to lower M-ATV aftermarket parts & service sales (down $545 million), lower shipments under the Company's existing programs of record (down $436 million) as the DoD is nearing its acquisition objective quantities for these programs, the completion of the M-ATV contract for the DoD in fiscal 2012 (down $222 million), and lower non-M-ATV aftermarket parts sales (down $95 million), offset in part by increased sales to international customers (up $398 million).

Fire & emergency segment net sales increased $23.8 million, or 3.1%, to $792.4 million in fiscal 2013 compared to fiscal 2012. The increase in fire & emergency segment sales primarily reflected the sale of a higher percentage of units built on custom built chassis, which have higher prices than units built on commercial chassis (up $58 million) and the realization of previously announced price increases (up $18 million), offset in part by lower unit sales volume (down $59 million).

Commercial segment net sales increased $69.9 million, or 10.0%, to $766.9 million in fiscal 2013 compared to fiscal 2012. The increase in commercial segment sales was primarily attributable to increased concrete placement products volume due to increased demand in the concrete mixer market (up $115 million) and improved aftermarket parts & service sales (up $27 million), offset in part by lower refuse collection vehicle volume (down $59 million).

Fiscal 2012 Compared to Fiscal 2011

Consolidated net sales increased $602.6 million, or 8.0%, to $8.14 billion in fiscal 2012 compared to fiscal 2011 as replacement driven demand in the access equipment segment, coupled with a slow economic recovery in the United States, resulted in a significant increase in sales in both the access equipment and commercial segments, which more than offset an expected decline in defense sales.

Access equipment segment net sales increased $867.4 million, or 42.3%, to $2.92 billion in fiscal 2012 compared to fiscal 2011. Sales to external customers totaled $2.79 billion in fiscal 2012, a 43.7% increase compared to fiscal 2011. The increase in sales to external customers was principally as a result of higher unit volumes (up $671 million) and the realization of previously announced price increases (up $102 million). Sales grew by double-digit percentages compared to the prior year in all major regions of the globe, with the largest increase in North America, driven largely by demand for replacement of aged equipment.

Defense segment net sales decreased $414.7 million, or 9.5%, to $3.95 billion in fiscal 2012 compared to fiscal 2011. The decrease in sales was primarily due to a 48% decline in Family of Heavy Tactical Vehicles (“FHTV”) units and lower aftermarket parts sales primarily resulting from fewer spares kits for M-ATVs (down $597 million), offset in part by a 162% increase in sales of Family of Medium Tactical Vehicle ("FMTV") trucks and trailers. The Company reached and sustained full rate production under the FMTV contract during the third quarter of fiscal 2012.

Fire & emergency segment net sales increased $14.5 million, or 1.9%, to $768.6 million in fiscal 2012 compared to fiscal 2011. The increase in sales primarily reflected the delivery of Rapid Intervention Vehicles under a contract with the United States Air Force.

Commercial segment net sales increased $132.1 million, or 23.4%, to $697.0 million in fiscal 2012 compared to fiscal 2011. The increase in sales was primarily attributable to a 52% increase in concrete placement vehicle volume compared to very low prior year volume and increased demand for aftermarket parts and services (up $27 million), offset in part by lower intersegment sales to the defense segment (down $39 million).

Consolidated Cost of Sales — Three Years Ended September 30, 2013

Fiscal 2013 Compared to Fiscal 2012

Consolidated cost of sales was $6.47 billion, or 84.5% of sales, in fiscal 2013 compared to $7.13 billion, or 87.6% of sales, in fiscal 2012. The 310 basis point decrease in cost of sales as a percentage of sales in fiscal 2013 was primarily due to higher sales prices (160 basis points) and favorable product mix (140 basis points) largely as a result of a higher mix of M-ATVs, which have higher margins and lower relative costs of sales, and improved performance on the FMTV contract in the defense segment (90 basis points), offset in part by lower absorption of fixed costs associated with lower sales volumes (90 basis points) in the defense segment.

Fiscal 2012 Compared to Fiscal 2011

Consolidated cost of sales was $7.13 billion, or 87.6% of sales, in fiscal 2012 compared to $6.45 billion, or 85.5% of sales, in fiscal 2011. The 210 basis point increase in cost of sales as a percentage of sales in fiscal 2012 was primarily due to adverse product mix, largely in the defense segment, as a result of the shift in mix of unit sales volume from M-ATVs and FHTVs, which have higher margins and lower relative cost of sales, to FMTVs, which have lower-margins and higher relative cost of sales (290 basis points), and material cost increases (110 basis points), offset in part by the realization of price increases (130 basis points) and higher absorption of fixed costs associated with higher sales (100 basis points).

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2013

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Operating income (loss):
Access equipment	$379.6	$229.2	$65.3
Defense	224.9	236.5	543.0
Fire & emergency	23.8	8.8	17.0
Commercial	41.3	32.1	3.9
Corporate	(163.9)	(119.1)	(107.1)
Intersegment eliminations	—	0.2	4.0
Consolidated	$505.7	$387.7	$526.1

Fiscal 2013 Compared to Fiscal 2012

Consolidated operating income increased 30.4%, to $505.7 million, or 6.6% of sales, in fiscal 2013 compared to $387.7 million, or 4.8% of sales, in fiscal 2012. The increase in consolidated operating income was largely attributable to the gross profit associated with higher sales in the Company's non-defense segments, improved performance in the Company's non-defense segments as a result of operational and processes improvements and price realization, along with higher margins in the defense segment associated with international sales of M-ATVs. Operating income in fiscal 2013 included costs of $16.3 million incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest, a non-cash intangible asset impairment charge in the access equipment segment of $9.0 million and charges of $3.8 million related to the ratification of a five-year union contract extension in the defense segment. Operating income in fiscal 2012 included costs incurred by the Company in connection with a proxy contest of $6.6 million.

Access equipment segment operating income increased 65.6% to $379.6 million, or 12.2% of sales, in fiscal 2013 compared to $229.2 million, or 7.9% of sales, in fiscal 2012. The increase in operating income was primarily the result of the realization of previously announced price increases (up $90 million), the gross profit associated with higher sales volume (up $36 million), as well as product and process cost reductions (up $32 million), offset in part by the absence of intercompany sales to the defense segment.

Defense segment operating income decreased 4.9% to $224.9 million, or 7.4% of sales, in fiscal 2013 compared to $236.5 million, or 6.0% of sales, in fiscal 2012. The decrease in operating income was largely due to lower gross profit on lower sales volume, offset in part by the timing of contractual price increases (up $25 million) and operational improvements (up $29 million). In addition, the defense segment recorded favorable contract adjustments related to undefinitized contracts of $13.8 million in fiscal 2013 as compared to $7.8 million in fiscal 2012.

Fire & emergency segment operating income increased 169.9% to $23.8 million, or 3.0% of sales, in fiscal 2013, compared to $8.8 million, or 1.1% of sales, in fiscal 2012. Operating results for fiscal 2013 were positively impacted by improved price realization (up $18 million), favorable product mix as a result of increased custom content (up $7 million) and product and process cost reductions (up $2 million), offset in part by lower gross profit associated with lower unit sales volume.

Commercial segment operating income increased 28.8% to $41.3 million, or 5.4% of sales, in fiscal 2013 compared to $32.1 million, or 4.6% of sales, in fiscal 2012. The increase in operating income was primarily a result of the gross margin associated with higher sales volume, offset in part by restructuring-related costs of $2.5 million.

Corporate operating expenses increased $44.8 million to $163.9 million in fiscal 2013 compared to fiscal 2012, largely due to costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest, which were $10 million higher than costs for a proxy contest in fiscal 2012, an increase in incentive, share-based compensation costs (up $12 million) due in part to the impact of a significantly higher share price on variable awards, higher information technology spending (up $11 million) and investments in research & development spending (up $2 million).

Consolidated selling, general and administrative expenses increased 10.5% to $620.5 million, or 8.1% of sales, in fiscal 2013 compared to $561.5 million, or 6.9% of sales, in fiscal 2012. The increase in selling, general and administrative expenses was due primarily to higher variable incentive compensation expense (up $16 million) on improved financial results, costs related to an unsolicited tender offer for the Company's Common Stock and threatened proxy contest ($10 million higher than costs for a proxy contest in fiscal 2012) and an increase in share-based compensation expense (up $12 million) due in part to the impact of a significantly higher share price on variable awards. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative costs as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As the Company’s defense segment sales decreased and the Company’s non-defense segment sales increased, consolidated selling, general and administrative costs as a percent of sales increased.

Fiscal 2012 Compared to Fiscal 2011

Consolidated operating income decreased 26.3%, to $387.7 million, or 4.8% of sales, in fiscal 2012 compared to $526.1 million, or 7.0% of sales, in fiscal 2011. The decrease in consolidated operating income was primarily attributable to the defense segment, where an adverse sales mix negatively impacted operating income comparisons.

Access equipment segment operating income increased 251.1% to $229.2 million, or 7.9% of sales, in fiscal 2012 compared to $65.3 million, or 3.2% of sales, in fiscal 2011. The improvement in operating income was primarily the result of improved price realization (up $102 million) and gross profit associated with higher sales volumes, offset in part by higher material costs (down $94 million) and increased product development spending (down $21 million).

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

Fire & emergency segment operating income decreased 48.0% to $8.8 million, or 1.1% of sales, in fiscal 2012 compared to $17.0 million, or 2.3% of sales, in fiscal 2011. The decrease in operating income was primarily the result of increased warranty costs and unfavorable margins on intercompany sales to the defense segment.

Commercial segment operating income increased 717.9% to $32.1 million, or 4.6% of sales, in fiscal 2012 compared to $3.9 million, or 0.7% of sales, in fiscal 2011. The increase in operating income primarily resulted from improved sales volumes, the realization of price increases in excess of higher material costs (up $16 million), as the segment continued to recover material cost increases incurred in fiscal 2011, as well as an increased volume of higher priced compressed natural gas vehicles, and improved absorption of overhead on higher sales volume, offset in part by the restoration of higher employee pay and benefits that had been eliminated during the Great Recession.

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

Consolidated selling, general and administrative expenses increased 11.5% to $561.5 million, or 6.9% of sales, in fiscal 2012 compared to $503.9 million, or 6.7% of sales, in fiscal 2011. The increase in selling, general and administrative expenses was due primarily to higher salaries and fringe benefits (up $24 million) principally in the Company's access equipment segment as a result of the sales growth that it experienced, investment in the Company's MOVE strategy initiatives and costs related to the proxy contest in connection with the Company's 2012 annual meeting of shareholders of $6.6 million. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative costs as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As the Company’s defense segment sales decreased and the Company’s access equipment and commercial segments sales increased, consolidated selling, general and administrative costs as a percent of sales increased.

Non-Operating Income (Expense) — Three Years Ended September 30, 2013

Fiscal 2013 Compared to Fiscal 2012

Interest expense net of interest income decreased $18.7 million to $54.6 million in fiscal 2013 compared to fiscal 2012, largely as a result of lower interest rates, lower average debt outstanding, the recognition of interest on a note receivable from a customer of $9.9 million in fiscal 2013 and the expiration of the Company's interest rate swap in the first quarter of fiscal 2012. Interest expense for fiscal 2012 included $2.2 million of expense related to the Company's interest rate swap. Included within fiscal 2012 interest expense were $2.3 million of expenses related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous expense of $6.1 million in fiscal 2013 and $5.2 million in fiscal 2012 primarily related to net foreign currency transaction losses.

Fiscal 2012 Compared to Fiscal 2011

Interest expense net of interest income decreased $12.2 million to $73.3 million in fiscal 2012 compared to fiscal 2011, largely as a result of the expiration of the Company's interest rate swap in December 2011, offset in part by the write-off of deferred financing costs associated with the refinancing of the Company's credit agreement in the fourth quarter of fiscal 2012. In fiscal 2012 and 2011, interest expense included $2.2 million and $16.6 million, respectively, of expense related to the Company's interest rate swap. Included within fiscal 2012 and 2011 interest expense were $2.3 million and $0.1 million of expenses, respectively, related to the write-off of deferred financing fees associated with the early repayment and refinancing of debt.

Other miscellaneous expense of $5.2 million in fiscal 2012 primarily related to net foreign currency transaction losses.

Provision for Income Taxes — Three Years Ended September 30, 2013

Fiscal 2013 Compared to Fiscal 2012

The Company recorded a provision for income taxes of 29.6% of pre-tax income in fiscal 2013, which included charges related to tax audit settlements (30 basis points) and miscellaneous other items (20 basis points). This compares to a provision for income taxes of 21.1% of pre-tax income in fiscal 2012, which included benefits related to income tax audit settlements (380 basis points) as well as benefits related to adjustments to deferred taxes and changes to filing positions taken in prior periods (410 basis points).

Fiscal 2012 Compared to Fiscal 2011

The Company recorded a provision for income taxes of 21.1% of pre-tax income in fiscal 2012 compared to 34.3% for fiscal 2011. The Company's fiscal 2012 effective tax rate included discrete tax benefits resulting from a settlement of tax audits (380 basis points), changes to previous filing positions (315 basis points), benefits related to European tax incentives and net operating losses benefitted (300 basis points), adjustments to deferred tax balances (180 basis points), tax contingency reserve reductions related to expiring state statutes of limitations (120 basis points) and miscellaneous other items (170 basis points). The Company's fiscal 2011 effective tax rate included discrete tax benefits resulting from a decision to repatriate earnings previously fully reinvested (100 basis points), the December 2010 reinstatement of the U.S. research and development tax credit (60 basis points) and reductions of tax reserves associated with expiration of statutes of limitations (110 basis points), offset in part by unbenefitted foreign losses (130 basis points) due to cumulative net operating losses.

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2013

Fiscal 2013 Compared to Fiscal 2012

Equity in earnings of unconsolidated affiliates of $3.0 million in fiscal 2013 and $2.3 million in fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2012 Compared to Fiscal 2011

Equity in earnings of unconsolidated affiliates of $2.3 million in fiscal 2012 and $0.5 million in fiscal 2011 primarily represented the Company’s equity interest in a lease financing partnership, which was sold in fiscal 2012, a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations - Three Years Ended September 30, 2013

Fiscal 2013 Compared to Fiscal 2012

In April 2012, the Company discontinued mobile medical trailer production in the United States. In August 2012, the Company sold its European mobile medical trailer business, SMIT, for nominal cash consideration. The mobile medical trailer business, which was included in the Company's fire & emergency segment, had sales of $12.5 million and $17.2 million in fiscal 2012 and 2011, respectively. The Company recorded a loss of $4.4 million on the sale of SMIT in the fourth quarter of fiscal 2012. In March 2013, the Company discontinued production of ambulances. The ambulance business, which was included in the Company's fire & emergency segment, had sales of $20.6 million, $39.7 million and $29.0 million in fiscal 2013, 2012 and 2011, respectively. The Company has reflected the financial results of all three businesses as discontinued operations in the Consolidated Statements of Income for all periods presented.

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

Liquidity and Capital Resources

Financial Condition at September 30, 2013

The Company’s cash and cash equivalents and capitalization was as follows (in millions):

	September 30,
	2013	2012
Cash and cash equivalents	$733.5	$540.7
Total debt	955.0	955.0
Total shareholders’ equity	2,107.8	1,853.5
Total capitalization (debt plus equity)	3,062.8	2,808.5
Debt to total capitalization	31.2%	34.0%

The Company generates significant capital resources from operating activities, which is the primary source of funding for its operations. At September 30, 2013, the Company had cash and cash equivalents of $733.5 million, an increase of $192.8 million from September 30, 2012. Approximately 2% of the Company’s cash and cash equivalents at September 30, 2013 was located outside the United States. The Company expects to meet its fiscal 2014 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $439.0 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2013. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization improved to 31.2% at September 30, 2013 and remained within its targeted range at the end of fiscal 2013. The Company's capital structure was impacted in fiscal 2013 by the Company's repurchase of 6.1 million shares of its Common Stock, at an aggregate cost of $201.8 million. The Company made these purchases under its previously announced share repurchase program. On November 15, 2012, the Company's Board of Directors increased the Company's stock repurchase authorization such that the Company had authority to repurchase 11,000,000 shares of Common Stock after the Board action. The Company targeted spending $300 million to repurchase shares over the 12 to 18 months following that date but has authority to go up to the 11,000,000 shares.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 43 days at September 30, 2012 to 40 days at September 30, 2013. Days sales outstanding for segments other than the defense segment were 45 days at September 30, 2013, down from 52 days at September 30, 2012 as a result of an increase in sales to North American customers, which tend to have shorter payment terms than sales to international customers. Consolidated inventory turns (defined as “Cost of Sales” divided by average “Inventory” for the preceding five quarter end periods) decreased from 6.0 times at September 30, 2012 to 5.8 times at September 30, 2013. The decrease in inventory turns was primarily due to longer in-transit times attributable to international sales in the defense segment.

Cash Flows

Operating Cash Flows

The Company generated $438.0 million of cash from operating activities during fiscal 2013 compared to $268.3 million during fiscal 2012. The increase in cash generated from operating activities was primarily due to improved operating earnings and improved working capital management, particularly in the access equipment segment where inventories decreased and accounts receivables collections improved.

The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in fiscal 2013 was $74.8 million compared to $41.8 million in fiscal 2012. Capital spending, excluding equipment held for rental, of $46.0 million in fiscal 2013 reflected a decrease of $9.9 million compared to capital spending in fiscal 2012. In fiscal 2014, the Company expects capital spending to approximate $80 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $170.0 million in fiscal 2013 compared to a net use of cash of $117.3 million in fiscal 2012. In fiscal 2013, the Company repurchased 6.1 million shares of its Common Stock under its share repurchase program at an aggregate cost of $201.8 million. In fiscal 2012, the Company used available cash and cash from operations to repay $105.1 million of long-term debt.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $733.5 million, the Company had $439.0 million of unused availability under the Revolving Credit Facility as of September 30, 2013. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In July 2012, the Company amended its senior secured credit agreement with various lenders (as amended the “Credit Agreement”) to lower the applicable variable interest rate spread by 100 basis points and modify the restricted payment language to be consistent with the Senior Notes (as defined below). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company's Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and

Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 25 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2013.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2013 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Long-term debt (including interest)[1]	$1,175.3	$114.2	$480.0	$301.0	$280.1
Operating leases	77.0	23.4	33.0	17.0	3.6
Purchase obligations[2]	786.7	781.7	5.0	—	—
Other long-term liabilities:
Uncertain tax positions[3]	—	—	—	—	—
Other[4]	505.1	70.5	66.2	41.8	326.6
Total contractual obligations	$2,544.1	$989.8	$584.2	$359.8	$610.3
_________________________

[1]	Interest was calculated based upon the interest rate in effect on September 30, 2013.

[2]
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

[3]
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $37.0 million of unrecognized tax benefits as of September 30, 2013 have been excluded from the Contractual Obligations table above. See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2013.

[4]
Represents other long-term liabilities on the Company's Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management's estimates, which are based largely on historical experience. This amount also includes all liabilities under the Company's pension and other postretirement benefit plans. See Note 19 of the Notes to Consolidated Financial Statements for information regarding these liabilities and the plan assets available to satisfy them.

The following is a summary of the Company’s commercial commitments (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments
Customer financing guarantees to third parties	$91.8	$12.7	$22.3	$23.8	$33.0
Standby letters of credit	86.0	41.4	44.6	—	—
Corporate guarantees	2.9	2.9	—	—	—
Total commercial commitments	$180.7	$57.0	$66.9	$23.8	$33.0

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 13 of the Notes to Consolidated Financial Statements.

Fiscal 2014 Outlook

The Company believes consolidated net sales will decrease 10% to 14% in fiscal 2014 compared to fiscal 2013, resulting in consolidated sales of between $6.6 billion and $6.9 billion. This estimate assumes higher sales in the Company's non-defense segments, as a result of the expected continued economic recovery around the world, coupled with an approximate 40% decline in defense segment sales. The Company expects consolidated operating income will be in the range of $455 million to $490 million leading to earnings per share of approximately $3.10 to $3.40.

The Company believes access equipment segment sales will be between $3.3 billion and $3.4 billion in fiscal 2014, representing an increase of 6% to 9% as compared to fiscal 2013. The Company expects the sales increase will be a result of improving international sales and continued strong sales in North America, led by ongoing fleet replacement and the continued return of independent rental companies to the market, offset in part by lower military telehandler sales. This estimate assumes that a meaningful recovery in North American non-residential construction will not occur until fiscal 2015. The Company expects operating income margins in the access equipment segment will be between 13.5% and 13.75%, compared to a margin of 12.2% in fiscal 2013, reflecting the benefit of expected higher sales and the continued impact of MOVE initiatives.

The Company expects that defense segment sales will be between $1.75 billion and $1.85 billion in fiscal 2014, a decrease of approximately 40% from fiscal 2013 sales. This estimate is within the sales range that the Company discussed at the Company’s Analyst Day in September 2012. The Company believes operating income margins in the defense segment will be between 3.5% and 3.7%. This estimate is above the baseline 3.0% operating income margins estimated by the Company in September 2012.

The Company expects fire & emergency segment sales will be between $800 million and $825 million in fiscal 2014, reflecting the slow recovery in the municipal fire market that the Company has recently begun to experience. The Company expects operating income margins in this segment to increase to between 4.0% and 4.5% in fiscal 2014 as a result of its optimizing cost MOVE initiative beginning to take hold in this segment.

The Company believes commercial segment sales will be in the range of $850 million to $900 million in fiscal 2014, an 11% to 17% improvement over fiscal 2013, largely driven by an expected continued strong recovery in the U.S. concrete mixer market and expected improvement in the refuse collection vehicle market in the Americas. The Company expects operating income margins in this segment to be between 6.8% and 7.0% in fiscal 2014, reflecting the benefits of higher sales and the impact of other MOVE initiatives.

The Company expects corporate expenses in fiscal 2014 will be approximately $147 million as the Company continues to invest in information technology initiatives and the Company’s Oshkosh Operating System. The Company estimates its effective tax rate for fiscal 2014 will be approximately 31%. The Company is assuming a fiscal 2014 full year share count of approximately 86.5 million. This estimate assumes that in fiscal 2014 the Company completes the remaining approximate $100 million of the $300 million of share repurchases that the Company had targeted in November 2012 but does not repurchase additional shares under its remaining share repurchase authority and takes into account the impact of vesting of stock-based compensation awards. The Company expects capital expenditures to be approximately $80 million in fiscal 2014, higher than the last several years as the Company invests to further support its initiatives.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the DoD based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 31% of the Company’s revenues for fiscal 2013 were recognized under the percentage-of-completion accounting method.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Such circumstances include a significant adverse change in the business climate for one of the Company's reporting units, a material negative change in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions. The Company performs its annual review at the beginning of the fourth quarter of each fiscal year. See “Critical Accounting Estimates.”

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

The Company evaluates the recoverability of indefinite-lived trade names based upon a “relief from royalty” method. This methodology determines the fair value of each trade name through use of a discounted cash flow model that incorporates an estimated “royalty rate” the Company would be able to charge a third party for the use of the particular trade name. In determining the estimated future cash flows, the Company considers projected future sales, a fair market royalty rate for each applicable trade name and an appropriate discount rate to measure the present value of the anticipated cash flows. During fiscal 2013, the Company recognized an impairment of a trade name in the access equipment segment of $9.0 million.

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

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification

("ASC") Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

Critical Accounting Estimates

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" is based on the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Definitization of Undefinitized Contracts. The Company recognizes revenue on undefinitized contracts with the DoD to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when the Company and the DoD have not agreed upon all contract terms before the Company begins performance under the contracts. At September 30, 2013, the Company had recorded $5.1 million in revenue on contracts that remain undefinitized. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, the Company records those adjustments as a change in estimate in the period of change. The Company updated its estimated costs under several undefinitized change orders and recorded $13.8 million and $7.8 million of revenue related to such updates during fiscal 2013 and 2012, respectively. As the majority of costs associated with these contracts had previously been expensed, the definitization of contracts increased net income by $6.6 million, or $0.07 per share, and $5.0 million, or $0.05 per share, for fiscal 2013 and 2012, respectively.

Allowance for Doubtful Accounts. The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations. The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment where the majority of the Company’s trade receivables are recorded. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. At September 30, 2013, reserves for potentially uncollectible accounts receivable totaled $20.4 million. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Inventories. Inventories are stated at the lower of cost or market (“LCM”) value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with customers for future orders, including their plans for expenditures, and market trends for similar products. The Company's judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, actions of the Company's competitors, including the introduction of new products and technological advances. The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly. At September 30, 2013, reserves for LCM, excess and obsolete inventory totaled $79.5 million.

Goodwill. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The estimate of the fair value of the reporting units is generally determined on the basis of discounted future cash flows and a market approach. In estimating the fair value, management must make assumptions and projections regarding such items as the Company performance and profitability under existing contracts, its success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth and earnings rates. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units' fair value to the Company's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2013. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2013. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2013.

Approximately 88% of the Company’s recorded goodwill and indefinite-lived purchased intangibles are concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue to slowly improve through fiscal 2015. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

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

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2013, the Company was generally self-insured for future claims up to $5.0 million per claim.

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

Warranty. Sales of the Company’s products generally carry typical explicit manufacturers’ warranties that extend from six months to five years, based on terms that are generally accepted in the Company's marketplaces. Selected components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products and the customer would generally deal directly with the component manufacturer.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past five fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.39% of sales to 0.91% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

Defined Benefit Plans. The pension benefit obligation and related pension income are calculated in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. The Company uses the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including the expected rate of return on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gain and losses that exceed 10% of the greater of the plan's projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements.

The Company determines the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the project benefit payout period. The Company's long-term rate of return on assets is based on consideration of historical and forward-looking returns and the current asset allocation strategy. Actuarial valuations at September 30, 2013 used a weighted-average discount rate of 5.07% and an expected return on plan assets of 6.50%. A 50 basis point decrease in the discount rate would increase the Company's annual pension expense by $1.8 million. A 50 basis point decrease in the expected return on plan assets would increase the Company’s annual pension expense by $1.3 million.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2013, the Company had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $37.0 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 36% of the Company’s net sales in fiscal 2013. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog as of September 30, 2013 decreased 29.9% to $2.84 billion compared to $4.05 billion at September 30, 2012 primarily due to a significant decline in defense segment backlog as a result of the slowdown in DoD spending. Access equipment segment backlog increased 1.9% to $367.9 million at September 30, 2013 compared to $361.1 million at September 30, 2012. The Company believes that the increase in access equipment segment backlog is due in part to customers placing orders for delivery in the first quarter of fiscal 2014 in advance of an engine emissions standards change effective January 1, 2014, offset by a $72.8 million decrease in military telehandler orders as work was completed on that contract in fiscal 2013. Defense segment backlog decreased 39.8% to $1.84 billion at September 30, 2013 compared to $3.05 billion at September 30, 2012 due largely to the fulfillment of FMTV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 3.1% to $492.2 million at September 30, 2013 compared to $477.6 million at September 30, 2012 due to improvement in the domestic fire apparatus market. Commercial segment backlog decreased 9.7% to $140.7 million at September 30, 2013 compared to $155.8 million at September 30, 2012. Unit backlog for concrete mixers was down 26.7% compared to September 30, 2012. The Company believes this decline is the result of timing of large orders. Unit backlog for refuse collection vehicles was down 7.8% at September 30, 2013 compared to September 30, 2012.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 8% of the Company’s September 30, 2013 backlog is not expected to be filled in fiscal 2014.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2013, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $4.6 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$65.0	$48.8	$341.2	$—	$—	$—	$455.0	$449.3
Average interest rate	1.7832%	2.0361%	2.6513%	—%	—%	—%	2.4614%
Fixed rate ($US)	$—	$—	$—	$250.0	$—	$250.0	$500.0	$542.5
Average interest rate	8.3750%	8.3750%	8.3750%	8.4479%	8.5000%	8.5000%	8.4740%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through an investment in a joint venture in Mexico. International sales comprised approximately 21% of overall net sales in fiscal 2013, of which approximately 84% involved exports from the U.S. The majority of export sales in fiscal 2013 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese Renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2013, the Company was managing $121.7 million (notional) of foreign currency contracts, none of which were designated as accounting hedges and all of which settle within 60 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2013 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell Euro / Buy USD	$67.4	1.3224	$(1.5)	$6.9	$(6.9)
Sell USD / Buy Euro	20.3	1.3496	—	(2.0)	2.0
Sell AUD / Buy USD	19.2	0.9187	(0.3)	1.9	(1.9)
Sell GBP / Buy Euro	6.8	0.8405	—	—	—
Sell Euro / Buy SEK	4.5	8.6898	—	—	—
Sell USD / Buy GBP	3.5	1.5798	0.1	(0.4)	0.4

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated November 13, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2013

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales	$7,665.1	$8,141.1	$7,538.5
Cost of sales	6,473.3	7,134.2	6,447.2
Gross income	1,191.8	1,006.9	1,091.3

Operating expenses:
Selling, general and administrative	620.5	561.5	503.9
Amortization of purchased intangibles	56.6	57.7	59.3
Intangible asset impairment charges	9.0	—	2.0
Total operating expenses	686.1	619.2	565.2
Operating income	505.7	387.7	526.1

Other income (expense):
Interest expense	(66.0)	(75.2)	(90.2)
Interest income	11.4	1.9	4.7
Miscellaneous, net	(6.1)	(5.2)	1.5
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	445.0	309.2	442.1
Provision for income taxes	131.7	65.2	151.6
Income from continuing operations before equity in earnings of unconsolidated affiliates	313.3	244.0	290.5
Earnings of unconsolidated affiliates	3.0	2.3	0.5
Income from continuing operations, net of tax	316.3	246.3	291.0
Discontinued operations (Note 3):
Income (loss) from discontinued operations	2.6	(28.3)	(25.6)
Income tax benefit (provision)	(0.9)	13.9	8.0
Income (loss) from discontinued operations, net of tax	1.7	(14.4)	(17.6)
Net income	318.0	231.9	273.4
Net income attributable to noncontrolling interest	—	(1.1)	—
Net income attributable to Oshkosh Corporation	$318.0	$230.8	$273.4

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$3.58	$2.68	$3.20
From discontinued operations	0.02	(0.16)	(0.19)
	$3.60	$2.52	$3.01

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$3.53	$2.67	$3.18
From discontinued operations	0.02	(0.16)	(0.19)
	$3.55	$2.51	$2.99

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2013	2012	2011
Net income	$318.0	$231.9	$273.4
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	1.4	9.2
Employee pension and postretirement benefits	76.6	31.1	(33.8)
Currency translation adjustments	10.2	(11.3)	(4.8)
Total other comprehensive income (loss), net of tax	86.8	21.2	(29.4)
Comprehensive income	404.8	253.1	244.0
Comprehensive income attributable to noncontrolling interest	—	(1.1)	—
Comprehensive income attributable to Oshkosh Corporation	$404.8	$252.0	$244.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$733.5	$540.7
Receivables, net	794.3	1,018.6
Inventories, net	822.0	937.5
Deferred income taxes, net	67.6	69.9
Prepaid income taxes	100.4	98.0
Other current assets	35.6	29.8
Total current assets	2,553.4	2,694.5
Investment in unconsolidated affiliates	20.9	18.8
Property, plant and equipment, net	362.2	369.9
Goodwill	1,041.0	1,033.8
Purchased intangible assets, net	714.7	775.4
Other long-term assets	73.5	55.4
Total assets	$4,765.7	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$65.0	$—
Accounts payable	531.7	683.3
Customer advances	294.4	510.4
Payroll-related obligations	146.9	130.1
Accrued warranty	101.3	95.0
Deferred revenue	23.8	113.0
Other current liabilities	217.6	172.7
Total current liabilities	1,380.7	1,704.5
Long-term debt, less current maturities	890.0	955.0
Deferred income taxes, net	143.0	129.6
Other long-term liabilities	244.2	305.2
Commitments and contingencies
Shareholders' Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 and 92,086,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	725.6	703.5
Retained earnings	1,581.5	1,263.5
Accumulated other comprehensive loss	(14.6)	(101.4)
Common Stock in treasury, at cost (5,566,890 and 528,695 shares, respectively)	(185.6)	(13.0)
Total shareholders’ equity	2,107.8	1,853.5
Total liabilities and shareholders' equity	$4,765.7	$4,947.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest	Total
Balance at September 30, 2010	$0.9	$659.7	$759.2	$(93.2)	$—	$0.2	$1,326.8
Net income	—	—	273.4	—	—	—	273.4
Change in fair value of derivative instruments, net of tax of $0.7	—	—	—	(1.4)	—	—	(1.4)
Derivative losses reclassified into earnings from other comprehensive income, net of tax of $6.0	—	—	—	10.6	—	—	10.6
Employee pension and postretirement benefits, net of tax of $19.8	—	—	—	(33.8)	—	—	(33.8)
Currency translation adjustments, net	—	—	—	(4.8)	—	—	(4.8)
Exercise of stock options	—	7.8	—	—	0.2	—	8.0
Stock-based compensation expense	—	15.5	—	—	—	—	15.5
Tax benefit related to stock-based compensation	—	2.5	—	—	—	—	2.5
Other	—	0.1	0.1	—	(0.3)	(0.1)	(0.2)
Balance at September 30, 2011	0.9	685.6	1,032.7	(122.6)	(0.1)	0.1	1,596.6
Net income	—	—	230.8	—	—	1.1	231.9
Derivative losses reclassified into earnings from other comprehensive income, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $17.9	—	—	—	31.1	—	—	31.1
Currency translation adjustments, net	—	—	—	(11.3)	—	—	(11.3)
Repurchases of common stock	—	—	—	—	(13.3)	—	(13.3)
Exercise of stock options	—	2.0	—	—	1.6	—	3.6
Stock-based compensation expense	—	18.5	—	—	—	—	18.5
Tax benefit related to stock-based compensation	—	(2.7)	—	—	—	—	(2.7)
Other	—	0.1	—	—	(1.2)	(1.2)	(2.3)
Balance at September 30, 2012	0.9	703.5	1,263.5	(101.4)	(13.0)	—	1,853.5
Net income	—	—	318.0	—	—	—	318.0
Employee pension and postretirement benefits, net of tax of $44.6	—	—	—	76.6	—	—	76.6
Currency translation adjustments, net	—	—	—	10.2	—	—	10.2
Repurchase of common stock	—	—	—	—	(201.8)	—	(201.8)
Exercise of stock options	—	(0.5)	—	—	31.9	—	31.4
Stock-based compensation expense	—	24.4	—	—	—	—	24.4
Tax benefit related to stock-based compensation	—	(1.0)	—	—	—	—	(1.0)
Other	—	(0.8)	—	—	(2.7)	—	(3.5)
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$—	$2,107.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2013	2012	2011
Operating activities:
Net income	$318.0	$231.9	$273.4
Intangible asset impairment charges	9.0	—	4.8
Loss on sale of discontinued operations	—	4.4	—
Depreciation and amortization	126.8	130.9	144.4
Stock-based compensation expense	24.4	18.5	15.5
Deferred income taxes	(30.4)	(60.2)	10.0
Earnings of unconsolidated affiliates	(3.0)	(3.6)	(0.8)
Dividends from equity method investments	1.5	6.5	—
(Gain) loss on sale of assets	0.2	(0.2)	(3.8)
Foreign currency transaction (gains) losses	(1.8)	(1.2)	6.9
Changes in operating assets and liabilities:
Receivables, net	236.5	63.2	(210.0)
Inventories, net	113.1	(161.9)	58.8
Other current assets	(5.6)	(2.4)	(6.1)
Accounts payable	(156.0)	(72.2)	54.2
Customer advances	(216.0)	44.2	95.4
Payroll-related obligations	13.6	20.1	(16.6)
Income taxes	1.4	(72.0)	(8.4)
Deferred revenue	(89.3)	74.6	(38.7)
Other current liabilities	33.3	9.0	(27.2)
Other long-term assets and liabilities	62.3	38.7	35.9
Total changes in operating assets and liabilities	(6.7)	(58.7)	(62.7)
Net cash provided by operating activities	438.0	268.3	387.7

Investing activities:
Additions to property, plant and equipment	(46.0)	(55.9)	(82.3)
Additions to equipment held for rental	(13.9)	(8.4)	(3.9)
Contribution to rabbi trust	(19.4)	—	—
Proceeds from sale of property, plant and equipment	0.1	7.6	1.5
Proceeds from sale of equipment held for rental	7.5	3.7	20.2
Proceeds from sale of equity method investments	—	8.7	—
Other investing activities	(3.1)	2.5	(3.8)
Net cash used by investing activities	(74.8)	(41.8)	(68.3)

Financing activities:
Repayment of long-term debt	—	(105.1)	(91.4)
Repayments of revolving credit facility	—	—	(150.0)
Repurchases of common stock	(201.8)	(13.3)	—
Debt issuance/amendment costs	—	(3.1)	(0.1)
Proceeds from exercise of stock options	31.4	3.6	8.0
Other financing activities	0.4	0.6	2.0
Net cash used by financing activities	(170.0)	(117.3)	(231.5)

Effect of exchange rate changes on cash	(0.4)	3.0	1.6
Increase in cash and cash equivalents	192.8	112.2	89.5
Cash and cash equivalents at beginning of year	540.7	428.5	339.0
Cash and cash equivalents at end of year	$733.5	$540.7	$428.5

Supplemental disclosures:
Cash paid for interest	$61.1	$69.9	$86.1
Cash paid for income taxes	157.0	179.1	128.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The defense business is conducted principally through the operations of Oshkosh. The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), the airport products division of Oshkosh and Kewaunee Fabrications, LLC (“Kewaunee”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and the commercial division of Oshkosh. McNeilus owns a 49% interest in Mezcladores Trailers de Mexico, S.A. de C.V. (“Mezcladores”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Medtec was previously included in the Company's fire & emergency segment. The historical operating results of Medtec have been reclassified and are presented in “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Income for all periods. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the sales of ambulances.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% voting interest in RiRent and its 49% interest in Mezcladores under the equity method.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the U.S. Department of Defense (“DoD”) based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Approximately 31% of the Company’s revenues for fiscal 2013 were recognized under the percentage-of-completion accounting method.

The Company invoices the government as the units are formally accepted. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain vehicles sufficiently to recognize revenue at September 30, 2012 and had deferred the revenue on these vehicles. Revenue was recognized during fiscal 2013 once tires were obtained and added to the vehicles such that the earnings process was complete.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Bid and proposal costs are expensed as incurred.

Shipping and Handling Fees and Costs — Revenue received from shipping and handling fees is reflected in net sales. Shipping and handling fee revenue was not significant for any period presented. Shipping and handling costs are included in cost of sales.

Warranty — Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Also, each quarter, the Company reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign. The Company recognizes the revenue from sales of extended warranties over the life of the contracts.

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $112.9 million, $109.1 million and $99.9 million during fiscal 2013, 2012 and 2011, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $17.1 million, $13.1 million and $15.5 million in fiscal 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. See Note 17 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

Income Taxes — Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 2% of the Company’s cash and cash equivalents at September 30, 2013 was located outside the United States. Income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in foreign subsidiaries, the Company currently believes that all earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no deferred income taxes have been provided for the repatriation of those earnings.

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2013 and 2012. See Note 16 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2013 consisted principally of bank deposits and money market instruments.

Receivables — Receivables consist of amounts billed and currently due from customers and unbilled costs and accrued profits related to revenues on long-term contracts with the U.S. government that have been recognized for accounting purposes but not yet billed to customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The accrual for estimated losses is based on the Company’s historical experience, existing economic conditions and any specific customer collection issues the Company has identified. Account balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered.

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

Concentration of credit risk with respect to trade accounts and leases receivable is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States. The Company continues to monitor credit risk associated with its trade receivables.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 85.4% of the Company’s inventories at September 30, 2013 and 78.6% at September 30, 2012. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

Performance-Based Payments — The Company’s contracts with the DoD to deliver heavy-payload tactical vehicles (Family of Heavy Tactical Vehicles and Logistic Vehicle System Replacement) and medium-payload tactical vehicles (Family of Medium Tactical Vehicles and Medium Tactical Vehicle Replacement), as well as certain other defense-related contracts, include requirements for “performance-based payments.” The performance-based payment provisions in the contracts require the DoD to pay the Company based on the completion of certain pre-determined events in connection with the production under these contracts. Performance-based payments received are first applied to reduce outstanding receivables for units accepted in accordance with contractual terms, with any remaining amount recorded as an offset to inventory to the extent of related inventory on hand. Amounts received in excess of receivables and inventories are included in liabilities as customer advances.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When the fair value of the reporting unit is less than the carrying value of the reporting unit, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In fiscal 2011, the Company recorded non-cash impairment charges of $4.3 million, of which $2.3 million related to discontinued operations.

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

Impairment of Long-Lived Assets — Property, plant and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal 2013 and 2011, the Company recorded non-cash impairment charges related to purchased intangible assets of $9.0 million and $0.5 million, respectively. The fiscal 2011 non-cash impairment charge related to discontinued operations.

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

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction gains (losses) related to continuing operations of $(5.9) million, $(5.1) million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in equity as a

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.    Discontinued Operations

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles B.V. and its wholly-owned subsidiary (together "SMIT"), for nominal cash consideration. In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Each of these businesses were previously included in the Company's fire & emergency segment. Due to the sale and/or closure of these businesses, they have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods.

In fiscal 2012, the Company settled an income tax audit, which resulted in the release of previously accrued amounts for uncertain tax positions related to worthless stock and bad debt deductions claimed in fiscal 2009 associated with its discontinued operations. Fiscal 2012 results from discontinued operations include a $6.1 million income tax benefit related to this audit settlement.

Results of discontinued operations were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales	$20.6	$52.2	$46.2
Cost of sales	18.5	66.1	57.8
Gross income (loss)	2.1	(13.9)	(11.6)
Operating expenses:
Selling, general and administrative	(0.9)	8.7	9.3
Amortization of purchased intangibles	—	0.5	1.5
Intangible asset impairment charges	—	—	2.8
Total operating expenses	(0.9)	9.2	13.6
Operating income (loss)	3.0	(23.1)	(25.2)
Other expense	(0.4)	(0.8)	(0.4)
Income (loss) before income taxes	2.6	(23.9)	(25.6)
Provision for (benefit from) income taxes	0.9	(13.9)	(8.0)
Income (loss) from operations, net of tax	1.7	(10.0)	(17.6)
Loss on sale of discontinued operations	—	(4.4)	—
Income (loss) from discontinued operations, net of tax	$1.7	$(14.4)	$(17.6)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2013	2012
U.S. government:
Amounts billed	$118.3	$99.2
Cost and profits not billed	31.7	251.7
	150.0	350.9
Other trade receivables	607.6	633.0
Finance receivables	3.3	5.2
Notes receivable	22.2	24.6
Other receivables	51.4	35.6
	834.5	1,049.3
Less allowance for doubtful accounts	(20.4)	(18.0)
	$814.1	$1,031.3

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At September 30, 2013 and 2012, the Company had recorded $5.1 million and $83.4 million, respectively, of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded revenue of $13.8 million and $7.8 million during fiscal 2013 and 2012, respectively, related to changes in estimates on the definitization of contracts. The changes increased net income by $6.6 million, or $0.07 per share, and $5.0 million, or $0.05 per share, in fiscal 2013 and 2012, respectively.

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2013	2012
Current receivables	$794.3	$1,018.6
Long-term receivables	19.8	12.7
	$814.1	$1,031.3

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2013	2012	2013	2012
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$0.1	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	1.3	—	—

Receivables on nonaccrual status	0.6	3.4	20.2	19.0
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	3.3	1.5	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	—	3.7	22.2	24.6
Allowance for doubtful accounts	—	(1.4)	(11.0)	(8.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2013, approximately 90% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivable in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivable are applied first to the principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. During fiscal 2013, the Company recognized interest income of $9.9 million as a result of the receipt of payment from a customer on a note receivable that was on nonaccrual status. The Company determines past due or delinquency status based upon the due date of the receivable.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2013, restructured finance receivables and notes receivables were $1.2 million and $20.2 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2013, 2012 or 2011. The Company restructured a $19.0 million outstanding note receivable in fiscal 2012 through a combination of extended payment terms, commitment by the customer to purchase an agreed upon quantity of equipment over a specified time horizon and a reduced payment obligation if the customer meets the equipment purchase and repayment schedule.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Fiscal Year Ended September 30, 2013
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	(0.4)	3.0	1.2	3.8
Charge-off of accounts	(1.0)	—	(0.4)	(1.4)
Allowance for doubtful accounts at end of year	$—	$11.0	$9.4	$20.4

	Fiscal Year Ended September 30, 2012
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$11.5	$8.9	$9.1	$29.5
Provision for doubtful accounts, net of recoveries	(3.4)	(0.4)	1.5	(2.3)
Charge-off of accounts	(6.7)	(0.5)	(1.9)	(9.1)
Disposition of a business	—	—	(0.1)	(0.1)
Allowance for doubtful accounts at end of year	$1.4	$8.0	$8.6	$18.0

5.    Inventories

Inventories consisted of the following (in millions):

		September 30,
		2013	2012
Raw materials		$428.4	$558.0
Partially finished products		272.4	318.3
Finished products		312.6	371.0
Inventories at FIFO cost		1,013.4	1,247.3
Less:	Progress/performance-based payments on U.S. government contracts	(114.9)	(238.0)
	Excess of FIFO cost over LIFO cost	(76.5)	(71.8)
		$822.0	$937.5

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments. Due to a shortage in tires at one of the Company's suppliers, the defense segment was unable to complete production of certain vehicles sufficiently to recognize revenue. These vehicles were included in finished goods at September 30, 2012. The Company recognized revenue relating to the vehicles in fiscal 2013 once tires were obtained and added to the vehicle such that the earnings process was complete.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2013, 2012 and 2011, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO inventory liquidations on fiscal 2013, 2012 and 2011 results was to decrease costs of goods sold by $0.7 million, $0.3 million and $1.8 million, respectively, and increase after-tax earnings from continuing operations by $0.5 million ($0.01 per share), $0.2 million ($0.00 per share) and $1.1 million ($0.01 per share), respectively.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	September 30,
	2013	2012
RiRent (The Netherlands)	$11.9	$10.5
Other	9.0	8.3
	$20.9	$18.8

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $7.3 million, $5.0 million and $6.5 million in fiscal 2013, 2012 and 2011, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €12.0 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (70.1% as of September 30, 2013).

The Company and an unaffiliated third party were partners in Oshkosh/McNeilus Financial Services Partnership (“OMFSP”), a general partnership formed for the purpose of offering lease financing to certain customers of the Company, of which the Company was a 50% owner. OMFSP historically engaged in providing vendor lease financing to certain customers of the Company. During fiscal 2012, the Company sold its interest in OMFSP for an immaterial pre-tax loss. Cash distributions and proceeds from the sale aggregated $16.5 million of which $6.5 million has been reflected as a return of equity.

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2013	2012
Land and land improvements	$47.8	$45.8
Buildings	242.6	236.3
Machinery and equipment	583.1	550.6
Equipment on operating lease to others	19.6	23.8
	893.1	856.5
Less accumulated depreciation	(530.9)	(486.6)
	$362.2	$369.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense recorded in continuing operations was $65.3 million, $65.5 million and $77.9 million in fiscal 2013, 2012 and 2011, respectively. Included in depreciation expense from continuing operations in fiscal 2013 and 2011 were charges of $0.5 million and $3.4 million, respectively, related to the impairment of long-lived assets. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2013 and 2012 was $14.0 million and $9.4 million, respectively.

8.    Goodwill and Purchased Intangible Assets

During the fourth quarter of fiscal 2013, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2013, the Company used a weighted-average cost of capital, depending on the reporting unit, of 12.5% to 14.5% and a terminal growth rate of 3%. Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2013, approximately 88% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue to slowly improve through fiscal 2015. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill. Assumptions utilized in the impairment analysis are highly judgmental, especially given the current period of economic uncertainty. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents changes in goodwill during fiscal 2013 and 2012 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2011	$912.2	$107.9	$21.4	$1,041.5
Foreign currency translation	(6.1)	—	0.2	(5.9)
Deconsolidation of variable interest entity	—	(1.8)	—	(1.8)
Net goodwill at September 30, 2012	906.1	106.1	21.6	1,033.8
Foreign currency translation	7.4	—	(0.2)	7.2
Net goodwill at September 30, 2013	$913.5	$106.1	$21.4	$1,041.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2013			September 30, 2012
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,845.6	$(932.1)	$913.5	$1,838.2	$(932.1)	$906.1
Fire & Emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.3	(175.9)	21.4	197.5	(175.9)	21.6
	$2,157.2	$(1,116.2)	$1,041.0	$2,150.0	$(1,116.2)	$1,033.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in gross purchased intangible assets during fiscal 2013 (in millions):

	September 30, 2012	Disposition	Impairment	Translation	Other	September 30, 2013
Amortizable intangible assets:
Distribution network	$55.4	$—	$—	$—	$—	$55.4
Non-compete	56.9	(0.5)	—	—	—	56.4
Technology-related	100.9	—	—	—	3.0	103.9
Customer relationships	563.8	(1.5)	—	3.9	—	566.2
Other	16.6	—	—	—	—	16.6
	793.6	(2.0)	—	3.9	3.0	798.5
Non-amortizable trade names	396.2	—	(9.0)	—	—	387.2
	$1,189.8	$(2.0)	$(9.0)	$3.9	$3.0	$1,185.7

The annual impairment review of indefinite-lived intangible assets resulted in a $9.0 million impairment to trade names in the access equipment segment.

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(23.7)	$31.7
Non-compete	10.5	56.4	(56.1)	0.3
Technology-related	11.9	103.9	(66.8)	37.1
Customer relationships	12.7	566.2	(311.1)	255.1
Other	16.6	16.6	(13.3)	3.3
	14.4	798.5	(471.0)	327.5
Non-amortizable trade names		387.2	—	387.2
		$1,185.7	$(471.0)	$714.7

	September 30, 2012
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(22.2)	$33.2
Non-compete	10.5	56.9	(55.5)	1.4
Technology-related	12.0	100.9	(58.4)	42.5
Customer relationships	12.7	563.8	(265.5)	298.3
Other	16.5	16.6	(12.8)	3.8
	14.4	793.6	(414.4)	379.2
Non-amortizable trade names		396.2	—	396.2
		$1,189.8	$(414.4)	$775.4

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $30.4 million at September 30, 2013). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

Total amortization expense recorded in continuing operations was $56.6 million, $57.7 million and $59.3 million in fiscal 2013, 2012 and 2011, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2013 are as follows: 2014 - $55.3 million; 2015 - $54.6 million; 2016 - $54.1 million; 2017 - $45.9 million and 2018 - $38.1 million.

9.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2013	2012
Rabbi trust	$18.9	$—
Customer notes receivable	16.9	18.8
Deferred finance costs	12.9	17.8
Long-term finance receivables, less current portion	2.0	1.4
Other	30.1	24.8
	80.8	62.8
Less allowance for doubtful notes receivable	(7.3)	(7.4)
	$73.5	$55.4

The rabbi trust (the "Trust") holds investments to fund certain of the Company's obligations under its nonqualified supplemental executive retirement plan ("SERP"). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company's creditors.

Deferred finance costs are amortized using the interest method over the term of the debt. Amortization expense was $4.9 million, $7.0 million (including $2.3 million of amortization related to early debt retirement) and $5.1 million (including $0.1 million of amortization related to early debt retirement) in fiscal 2013, 2012 and 2011, respectively.

10.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2013 and 2012.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $40.2 million, $44.5 million and $41.8 million in fiscal 2013, 2012 and 2011, respectively.

Future minimum lease payments due under operating leases at September 30, 2013 were as follows: 2014 - $23.4 million; 2015 - $18.3 million; 2016 - $14.7 million; 2017 - $11.0 million; 2018 - $6.0 million; and thereafter - $3.6 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2013	2012
Senior Secured Term Loan	$455.0	$455.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
	955.0	955.0
Less current maturities	(65.0)	—
	$890.0	$955.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	65.0	—
	$65.0	$—

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $455 million term loan (“Term Loan”) facility due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. At September 30, 2013, outstanding letters of credit of $86.0 million reduced available capacity under the Revolving Credit Facility to $439.0 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2013, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2013 was 1.68%.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (collectively, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Company, the subsidiary guarantors named therein and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the Senior Notes due 2017 and Senior Notes due 2020 for a premium after March 1, 2014 and March 1, 2015, respectively. Certain of the Company’s subsidiaries fully, unconditionally, jointly and severally guarantee the Company’s obligations under the Senior Notes. See Note 25 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon the market rate of the Company’s debt. At September 30, 2013, the fair value of the Senior Notes was estimated to be $543 million and the fair value of the Term Loan approximated book value.

12.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded in continuing operations were $57.1 million, $70.4 million and $29.6 million in fiscal 2013, 2012 and 2011, respectively.

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012
Balance at beginning of year	$95.0	$75.0
Warranty provisions	52.8	58.8
Settlements made	(53.2)	(52.8)
Changes in liability for pre-existing warranties, net	6.5	13.7
Disposition of business	—	(0.1)
Foreign currency translation	0.2	0.4
Balance at end of year	$101.3	$95.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Changes in the liability for pre-existing warranties during fiscal 2013 and 2012 primarily related to increased warranty costs in the fire & emergency segment. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, result of operations or cash flows.

13.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $365.0 million in indebtedness of customers, including $350.4 million under loss pool agreements. The Company estimated that its maximum loss exposure under these contracts at September 30, 2013 was $91.8 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012
Balance at beginning of year	$5.0	$6.5
Provision for new credit guarantees	2.7	1.9
Settlements made	(0.2)	(0.9)
Changes for pre-existing guarantees, net	(0.4)	(1.4)
Amortization of previous guarantees	(2.7)	(1.0)
Foreign currency translation	(0.1)	(0.1)
Balance at end of year	$4.3	$5.0

14.    Oshkosh Corporation Shareholders’ Equity

In July 1995, the Company authorized the repurchase of up to 6.0 million shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4.0 million shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11.0 million shares of Common Stock. During fiscal 2013, the Company repurchased 6,106,847 shares under this authorization at a cost of $201.8 million. As of September 30, 2013, the Company had 4,893,153 shares of Common Stock remaining under this repurchase authorization. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

15.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value hedges under FASB ASC Topic 815, Derivatives and Hedging. At September 30, 2013 and 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2013, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $121.7 million in notional amounts, including $67.4 million in contracts to sell Euro, $20.3 million in contracts to buy Euro, $19.2 million in contracts to sell Australian dollars, $6.8 million in contracts to sell U.K. pounds sterling and buy Euro with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2013		September 30, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.2	$1.9	$0.4	$—

The pre-tax effects of derivative instruments on the Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2013	2012	2011
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$(2.2)	$(16.6)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	(1.8)	(5.3)	2.0
		$(1.8)	$(7.5)	$(14.6)

To manage a portion of the Company's exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixed the interest payments on a portion of the Company's variable-rate debt. The swap, which terminated on December 6, 2011, was designated as a cash flow hedge of 3-month LIBOR-based interest payments and, accordingly, derivative gains or losses were reflected as a component of accumulated other comprehensive income (loss) and were amortized to interest expense over the respective lives of the borrowings.

16.    Fair Value Measurement

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2:
Observable inputs other than quoted prices in active markets for identical assets or liabilities, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2013.

As of September 30, 2013, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$19.5	$—	$—	$19.5
Foreign currency exchange derivatives (b)	—	0.2	—	0.2

Liabilities:
Foreign currency exchange derivatives (b)	—	1.9	—	1.9
_________________________

(a)
Represents investments under the Trust for the Company's non-qualified SERP. The fair values of these investments are estimated using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Consolidated Statements of Income.

(b)    Based on observable market transactions of forward currency prices.

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets and investments in affiliates, (see Note 7 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 8 of the Notes to Consolidated Financial Statements for impairments of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

17.    Stock-Based Compensation

In February 2009, the Company's shareholders approved the 2009 incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). In January 2012, the Company's shareholders approved amendments to the 2009 Stock Plan to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the Company's 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a 3-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company's Common Stock on the date of grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At September 30, 2013, the Company had reserved 9,342,309 shares of Common Stock available for issuance under the 2009 Stock Plan to provide

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2013 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,030,269	$33.41	4,312,040
Equity compensation plans not approved by security holders	—		—
	5,030,269	$33.41	4,312,040

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Consolidated Statements of Income for fiscal 2013, 2012 and 2011 was as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Stock options	$9.1	$6.3	$11.4
Stock awards (shares and units)	11.5	4.1	3.0
Performance awards	3.8	8.1	1.1
Cash-based stock appreciation rights	8.1	4.4	(0.4)
Cash-based restricted stock awards	6.6	4.2	0.1
Total stock-based compensation cost	39.1	27.1	15.2
Income tax benefit recognized for stock-based compensation	(14.4)	(9.9)	(5.6)
	$24.7	$17.2	$9.6

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

Total share-based compensation in fiscal 2013 increased as a result of the impact of a higher share price on cash-settled awards, which are adjusted to fair value at the end of each reporting period, and accelerated vesting of a share-based award in fiscal 2013 to the Company's Chief Executive Officer. The Company's Chief Executive Officer declined awards of share-based compensation in the previous three years.

Stock Options — A summary of the Company’s stock option activity for the three years ended September 30, 2013 is as follows:

	Fiscal Year Ended September 30,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding, beginning of year	4,678,834	$31.26	4,774,714	$30.72	5,158,370	$30.32
Options granted	313,300	47.33	576,400	28.55	411,575	20.90
Options forfeited	(35,002)	28.91	(151,092)	26.76	(173,009)	27.22
Options expired	(73,498)	45.78	(235,081)	39.26	(118,199)	47.46
Options exercised	(1,136,540)	27.75	(286,107)	12.56	(504,023)	15.94
Options outstanding, end of year	3,747,094	$33.41	4,678,834	$31.26	4,774,714	$30.72
Options exercisable, end of year	2,949,103	$33.05	3,620,565	$32.53	3,478,310	$32.13

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of September 30, 2013 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.24	805,537	5.0	$14.93	$27.4	684,699	5.0	$14.21	$23.8
$28.27	-	$38.46	1,687,007	4.1	30.01	32.0	1,323,154	3.6	30.26	24.8
$39.91	-	$54.63	1,254,550	4.2	49.83	1.9	941,250	3.3	50.67	1.3
			3,747,094	4.3	$33.41	$61.3	2,949,103	3.8	$33.05	$49.9

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2013, 2012 and 2011 was $15.4 million, $3.3 million and $9.6 million, respectively. Net cash proceeds from the exercise of stock options were $31.4 million, $3.6 million and $8.0 million for fiscal 2013, 2012 and 2011, respectively. The actual income tax benefit realized totaled $5.7 million, $1.2 million and $3.5 million for those same periods.

As of September 30, 2013, the Company had $9.1 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.6 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2013	2012	2011
Assumptions:
Expected term (in years)	5.2	5.2	5.2
Expected volatility	66.90%	66.03%	63.88%
Risk-free interest rate	1.65%	0.74%	0.95%
Expected dividend yield	0.00%	0.00%	0.00%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The weighted-average per share fair values for stock option grants during fiscal 2013, 2012 and 2011 were $27.13, $15.95 and $11.42, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards — A summary of the Company’s stock award activity for the three years ended September 30, 2013 is as follows:

	Fiscal Year Ended September 30,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	569,282	$26.84	228,615	$23.75	128,907	$30.22
Granted	310,300	45.87	514,800	27.37	166,412	21.99
Forfeited	(24,700)	27.61	(37,502)	23.04	(5,000)	28.73
Vested	(245,011)	26.68	(136,631)	24.70	(61,704)	32.12
End of year	609,871	$35.55	569,282	$26.84	228,615	$23.75

The total fair value of shares vested during fiscal 2013, 2012 and 2011 was $11.1 million, $3.5 million and $1.5 million, respectively. The actual income tax benefit realized totaled $1.2 million, $0.5 million and $0.2 million for those same periods.

As of September 30, 2013, the Company had $15.4 million of unrecognized compensation expense related to stock awards, which will be recognized over a weighted-average period of 2.6 years.

Performance Share Awards — In fiscal 2013, 2012 and 2011, the Company granted certain executives performance share awards aggregating 79,800, 142,000 and 153,500 shares at target, respectively, that vest at the end of the third fiscal year following the grant date. Executives earn performance shares only if the Company’s total shareholder return over the three-year term of the awards compares favorably to that of a comparator group of companies. As of September 30, 2013, 416,800 performance shares remained outstanding at target. Potential payouts range from zero to 200 percent of the target awards. Performance share awards were paid out at 110%, 0% and 195% of target amounts in fiscal 2013, 2012 and 2011, respectively. The Company realized an income tax benefit of $1.5 million and $0.3 million in fiscal 2012 and 2011, respectively, related to the vesting of performance shares.

As of September 30, 2013, the Company had $8.9 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 2.3 years.

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2013	2012	2011
Assumptions:
Expected term (in years)	3.04	3.00	3.00
Expected volatility	43.36%	44.90%	76.98%
Risk-free interest rate	0.82%	0.37%	0.29%
Expected dividend yield	0.00%	0.00%	0.00%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for performance share awards granted during fiscal 2013, 2012 and 2011 was $54.78, $35.84 and $27.93 per award, respectively.

Stock Appreciation Rights — In fiscal 2013, 2012 and 2011, the Company granted employees 19,900, 36,400 and 441,000 cash-settled SARs, respectively. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revised Black Scholes value. The total value of SARs exercised during fiscal 2013 and 2011 was $1.4 million and $0.5 million, respectively. No SARs were exercised during fiscal 2012.

As of September 30, 2013, the Company had $1.9 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock Units — In fiscal 2013, 2012 and 2011, the Company granted employees 17,700, 105,600 and 269,000 cash-settled RSUs, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2013 and 2012 was $4.2 million and $2.4 million, respectively.

As of September 30, 2013, the Company had $4.3 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.2 years.

18.    Restructuring and Other Charges

As part of the Company’s actions to rationalize and optimize its global manufacturing footprint and in an effort to streamline operations, the Company announced in September 2010 that it was closing two JerrDan manufacturing facilities and relocating towing and recovery equipment production to other underutilized access equipment segment facilities. The Company largely completed these actions in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011. As a result of the Company's decision to put a previously closed JerrDan facility back into use, a liability for lease termination costs of $2.8 million was reversed to income in fiscal 2011.

In January 2011, the Company initiated a plan to address continued weak market conditions in its access equipment segment in Europe. The plan included the consolidation of certain facilities and other cost reduction initiatives resulting in reductions in its workforce in Europe. In connection with this plan, the Company recorded statutorily or contractually required termination benefit costs. The Company largely completed these actions in the first quarter of fiscal 2012.

In June 2011, the Company announced that its defense segment was closing its Oakes, North Dakota fabrication facility and consolidating operations into other existing Oshkosh facilities. Operations at Oakes concluded in the fourth quarter of fiscal 2011.

In July 2012, the Company initiated a plan to exit its ambulance business. The Company had expected that the move of ambulance production from separate facilities to a dedicated production facility in Florida in April 2011 would result in significantly improved performance. The Medtec business continued to operate at a loss, and it became apparent that the Medtec product line would not achieve profitability in a reasonable time frame, if at all, and as a result, the Company made a decision to exit the business. Medtec operations concluded in the second quarter of fiscal 2013 and Medtec historical results have been reclassified to discontinued operations (See Note 3 of the Notes to Consolidated Financial Statements for additional information).

Pre-tax restructuring charges included in continuing operations for fiscal years ended September 30 were as follows (in millions):

	Fiscal Year Ended September 30,
	2013			2012			2011
	Cost of Sales	Selling, General and Admin.	Total	Cost of Sales	Selling, General and Admin.	Total	Cost of Sales	Selling, General and Admin.	Total
Access equipment	$(0.2)	$—	$(0.2)	$(0.2)	$(0.1)	$(0.3)	$1.0	$0.7	$1.7
Defense	1.6	—	1.6	—	—	—	3.7	—	3.7
Fire & emergency	—	—	—	0.2	0.3	0.5	—	—	—
Commercial	0.9	0.4	1.3	0.1	—	0.1	0.1	0.3	0.4
	$2.3	$0.4	$2.7	$0.1	$0.2	$0.3	$4.8	$1.0	$5.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other	Total
Balance at September 30, 2011	$3.6	$—	$—	$3.6
Restructuring provisions - continuing operations	0.2	—	0.1	0.3
Restructuring provisions - discontinued operations	0.5	0.9	2.6	4.0
Utilized - cash	(1.1)	—	(0.5)	(1.6)
Utilized - noncash	—	(0.9)	(0.1)	(1.0)
Currency	(0.4)	—	—	(0.4)
Balance at September 30, 2012	2.8	—	2.1	4.9
Restructuring provisions - continuing operations	1.4	0.5	0.8	2.7
Restructuring provisions - discontinued operations	—	—	(0.9)	(0.9)
Utilized - cash	(2.9)	—	(1.1)	(4.0)
Utilized - noncash	—	(0.5)	(0.8)	(1.3)
Currency	0.1	—	—	0.1
Balance at September 30, 2013	$1.4	$—	$0.1	$1.5

19.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain Oshkosh and Pierce employees. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. Effective December 31, 2012, salaried participants in the Oshkosh and Pierce pension plans no longer receive credit, other than for vesting purposes, for eligible earnings. As a result of the formal decision to freeze the plans benefit accruals, the Company recognized a reduction of its projected benefit obligation of $31.4 million and recorded a curtailment loss of $2.5 million in fiscal 2012. In January 2013, Oshkosh and Pierce salaried employees became eligible for additional employer contributions to the Company's defined contribution plan (see "401(k) and Defined Contribution Pension Replacement Plans" below). In connection with staffing reductions in the defense segment as a result of declining sales to the DoD, pension curtailment losses of $2.8 million were recorded during fiscal 2013. Changes related to the ratification of a five-year extension of the defense segment unionized hourly employees' contract increased the benefit obligation by $8.1 million in fiscal 2013.

Supplemental Executive Retirement Plans — The Company maintains defined benefit SERPs for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. Effective December 31, 2012, the Oshkosh SERP was amended to freeze benefits under the plan. The amendment resulted in a net reduction to the benefit obligation under this plan of $2.3 million and a curtailment loss of $0.9 million in fiscal 2012. During fiscal 2013, the Company established the Trust to fund obligations under the Oshkosh SERP. As of September 30, 2013, the Trust held assets of $19.5 million. The Trust assets are subject to claims of the Company's creditors. The Trust assets are included in "Other current assets" and "Other long-term assets" in the accompanying Consolidated Balance Sheets. In January 2013, the affected executive officers became eligible for a new, non-qualified, defined contribution SERP. The Company recognized $1.7 million of expense for liabilities under the new defined contribution SERP in fiscal 2013.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh, JLG and Kewaunee hourly and salaried active employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

In September 2012, the Oshkosh plan was amended to eliminate postretirement benefits coverage for salaried employees retiring at age 55 or older effective December 31, 2012, except for existing eligible employees who were at least age 55 with at least five years of service by December 31, 2012 who elect to retire on or before December 31, 2013. The effect of the amendment was a reduction in the benefit obligation of $9.2 million as of September 30, 2012. This reduction is being amortized over the expected average remaining years of service of 18 years for participants expected to receive benefits under this plan.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2013, as a result of changes made to active hourly Oshkosh employees' health coverage effective October 2017, the expected cost of coverage under the postretirement benefit plan decreased. The effect of the amendment was a reduction in the benefit obligation of $24.6 million as of September 30, 2013. This reduction is being amortized over the expected average remaining years of service of 18 years for participants expected to receive benefits under this plan. In addition, in connection with staffing reductions in the defense segment, post-employment curtailment gains of $2.9 million were recorded during fiscal 2013.

The changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2013	2012	2013	2012

Accumulated benefit obligation at September 30	$344.6	$377.7	$42.5	$80.4

Change in benefit obligation
Benefit obligation at October 1	$377.9	$352.6	$80.4	$77.7
Service cost	13.2	20.6	7.3	7.2
Interest cost	16.1	16.3	3.2	3.4
Actuarial (gain)/loss	(52.4)	32.6	(16.3)	2.6
Participant contributions	0.2	0.1	—	—
Plan amendments	8.1	—	(24.6)	(9.2)
Curtailments	(4.8)	(33.7)	(5.8)	—
Benefits paid	(8.4)	(11.1)	(1.7)	(1.3)
Currency translation adjustments	0.1	0.5	—	—
Benefit obligation at September 30	$350.0	$377.9	$42.5	$80.4

Change in plan assets
Fair value of plan assets at October 1	$280.4	$213.9	$—	$—
Actual return on plan assets	35.7	42.8	—	—
Company contributions	2.2	35.8	1.7	1.3
Participant contributions	0.2	0.1	—	—
Expenses paid	(2.2)	(1.8)	—	—
Benefits paid	(8.4)	(11.1)	(1.7)	(1.3)
Currency translation adjustments	0.1	0.7	—	—
Fair value of plan assets at September 30	$308.0	$280.4	$—	$—
Funded status of plan - under funded at September 30	$(42.0)	$(97.5)	$(42.5)	$(80.4)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$3.1	$4.0	$—	$—
Accrued benefit liability (current liability)	(1.4)	(1.4)	(2.3)	(2.5)
Accrued benefit liability (long-term liability)	(43.7)	(100.1)	(40.2)	(77.9)
	$(42.0)	$(97.5)	$(42.5)	$(80.4)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Postretirement
	Pension Benefits		Health and Other
	2013	2012	2013	2012
Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial loss	$(22.8)	$(73.0)	$(4.8)	$(19.3)
Prior service cost	(14.7)	(13.1)	19.3	5.8
	$(37.5)	$(86.1)	$14.5	$(13.5)

Weighted-average assumptions as of September 30
Discount rate	5.07%	4.24%	4.76%	3.95%
Expected return on plan assets	6.50%	6.25%	n/a	n/a
Rate of compensation increase	n/a	3.69%	n/a	n/a

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	2013	2012
Projected benefit obligation	$233.4	$361.8
Accumulated benefit obligation	232.9	361.2
Fair value of plan assets	193.2	260.2

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$13.2	$20.6	$16.6	$7.3	$7.2	$4.5
Interest cost	16.1	16.3	13.9	3.2	3.4	3.0
Expected return on plan assets	(17.0)	(15.6)	(15.9)	—	—	—
Amortization of prior service cost	1.9	2.3	1.9	(0.5)	—	—
Curtailment	2.8	3.4	1.5	(2.9)	—	—
Amortization of net actuarial loss	4.4	7.1	5.6	1.1	1.3	1.1
Expenses paid	2.2	1.8	1.4	—	—	—
Net periodic benefit cost	$23.6	$35.9	$25.0	$8.2	$11.9	$8.6

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Postretirement
	Pension Benefits			Health and Other
	2013	2012	2011	2013	2012	2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(75.9)	$(26.0)	$46.2	$(22.0)	$2.6	$6.5
Prior service cost	8.1	(0.9)	10.9	(24.6)	—	—
Amortization of prior service cost	(1.9)	(4.8)	(1.9)	0.5	—	—
Curtailment	(2.8)	(2.3)	—	2.9	(9.2)	—
Amortization of net actuarial gain	(4.4)	(7.1)	(7.1)	(1.1)	(1.3)	(1.1)
	$(76.9)	$(41.1)	$48.1	$(44.3)	$(7.9)	$5.4

Weighted-average assumptions
Discount rate	4.24%	4.72%	4.75%	3.95%	4.45%	4.75%
Expected return on plan assets	6.25%	7.00%	7.75%	n/a	n/a	n/a
Rate of compensation increase	3.69%	3.78%	3.94%	n/a	n/a	n/a

Included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet at September 30, 2013 are prior service costs of $2.1 million ($1.3 million net of tax) and unrecognized net actuarial losses of $0.9 million ($0.6 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2014.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 8.0% in fiscal 2013, declining to 5.0% in fiscal 2019. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2013 would increase by $9.4 million and the net periodic postretirement benefit cost for fiscal 2013 would increase by $1.7 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2013 by $6.7 million and the net periodic postretirement benefit cost for fiscal 2013 would decrease by $1.5 million.

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

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, by asset category, were as follows:

	Target %	2013	2012
Asset Category
Fixed income	30% - 40%	34%	39%
Large-cap growth	25% - 35%	31%	30%
Large-cap value	5% - 15%	11%	10%
Mid-cap value	5% - 15%	11%	10%
Small-cap value	5% - 15%	13%	11%
Venture capital	0% - 5%	—%	—%
		100%	100%

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013:
Common stocks
U.S. companies (a)	$179.6	$3.7	$—	$183.3
International companies (b)	—	17.6	—	17.6
Government and agency bonds (c)	4.8	35.8	—	40.6
Corporate bonds and notes (d)	—	50.5	—	50.5
Money market funds (e)	16.0	—	—	16.0
	$200.4	$107.6	$—	$308.0

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012:
Common stocks
U.S. companies (a)	$146.8	$3.7	$—	$150.5
International companies (b)	—	17.7	—	17.7
Government and agency bonds (c)	7.1	39.2	—	46.3
Corporate bonds and notes (d)	—	51.5	—	51.5
Money market funds (e)	14.4	—	—	14.4
	$168.3	$112.1	$—	$280.4
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security "best" price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

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

(e)	These investments largely consist of short-term investment funds and are valued using a market approach based on the quoted market prices of identical instruments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company does not expect to make a contribution to its pension plans in fiscal 2014.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Other
Fiscal Year Ending	Pension Benefits		Postretirement
September 30,	U.S. Plans	Non-Qualified	Benefits
2014	$7.8	$1.4	$2.3
2015	8.6	1.4	2.4
2016	9.5	1.4	2.6
2017	10.5	1.4	2.9
2018	11.9	1.9	2.6
2019-2023	79.5	10.0	16.6

Multi-Employer Pension Plans — The Company participates in the Boilermaker-Blacksmith National Pension Trust (Employer Identification Number 48-6168020), a multi-employer defined benefit pension plan related to collective bargaining employees at the Company's Kewaunee facility. The Company's contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on May 1, 2017. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

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

As of December 31, 2012, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2013, 2012 or 2011. The Company made contributions to the plan of $1.1 million, $1.0 million and $0.7 million in fiscal 2013, 2012 and 2011, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans covering substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. Beginning in January 2013, the Company also contributes between 3% and 6% of an employee's base pay, depending on age, as part of a new defined contribution pension replacement plan. Amounts expensed for Company matching and discretionary contributions were $28.3 million, $11.3 million and $10.5 million in fiscal 2013, 2012 and 2011, respectively. The increase in defined contribution costs during fiscal 2013 was generally a result of additional Company contributions beginning in January 2013 to offset benefit reductions associated with the curtailment of benefits under the defined benefit pension plans for Oshkosh and Pierce salaried employees.

20.    Income Taxes

Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Domestic	$412.5	$269.1	$439.3
Foreign	32.5	40.1	2.8
	$445.0	$309.2	$442.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Allocated to Income From Continuing Operations Before Equity in Earnings of Unconsolidated Affiliates
Current:
Federal	$154.5	$118.9	$157.8
Foreign	3.2	3.2	0.7
State	4.4	3.9	3.7
Total current	162.1	126.0	162.2
Deferred:
Federal	(30.3)	(60.8)	(15.0)
Foreign	0.8	2.0	4.8
State	(0.9)	(2.0)	(0.4)
Total deferred	(30.4)	(60.8)	(10.6)
	$131.7	$65.2	$151.6

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$44.6	$18.7	$(14.5)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2013	2012	2011
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	0.8	(0.6)	0.8
Foreign taxes	(0.3)	2.2	(0.6)
Tax audit settlements	0.3	(3.8)	—
European tax incentive	(0.6)	(1.6)	(0.9)
Valuation allowance	(0.7)	(2.3)	1.2
Domestic tax credits	(1.3)	(0.3)	(1.4)
Manufacturing deduction	(3.8)	(3.4)	(1.1)
Other, net	0.2	(4.1)	1.3
	29.6%	21.1%	34.3%

Included in fiscal 2013 domestic tax credits is $3.2 million (0.7% of pre-tax income) of benefit due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2013. During fiscal 2012, the Company recorded discrete tax benefits of $44.8 million (14.5% of pre-tax income), which included settlement of audits, changes in filing positions taken in prior periods, expiration of statute of limitations and utilization of losses previously unbenefitted. Other, net in fiscal 2012 includes $13.1 million of the $44.8 million of discrete tax benefits noted above for adjustments related to deferred taxes and changes to filing positions taken in prior periods. In fiscal 2011, the Company recorded a $2.7 million benefit (0.6% of pre-tax income) due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2011.

The Company’s valuation allowance on deferred tax assets increased $15.5 million in fiscal 2012 to $55.0 million at September 30, 2012. Increases in valuation allowances aggregating $30.6 million (9.9% of pre-tax income) fully offset increases in deferred tax assets related to foreign net operating losses resulting from changes in prior year filing positions of $18.7 million (6.1% of pre-tax income) and capital loss carryforwards of $11.9 million (3.8% of pre-tax income) resulting from a 2012 income tax audit and were therefore, excluded from the Company’s 2012 effective income tax rate reconciliation. Other changes in the valuation allowance included a $1.7 million reduction, or 0.6% of pre-tax income related to utilization of state net operating

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses (included in State income taxes, net); a $3.3 million reduction, or 1.1% of pre-tax income related to changes in previous filing positions (included in Other, net); a $2.0 million reduction, or 0.6% of pre-tax income related to settlement of a foreign tax audit (included in Tax audit settlements); a $7.0 million reduction or 2.3% of pre-tax income related to 2012 income and utilization of foreign net operating losses (included in Valuation allowance); and a $1.1 million reduction in the valuation reserve due to currency translation (excluded from the Effective Rate Reconciliation table above).

The Company was party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive expired in July 2013 and provided for a reduction in the Company’s effective income tax rate through allowable deductions that were subject to recapture to the extent that certain conditions were not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. The Company recorded tax deductions under the incentive of €5.9 million, €11.5 million and €7.8 million in fiscal 2013, 2012 and 2011, respectively, which resulted in additional benefit of $2.6 million, $5.0 million and $3.7 million in fiscal 2013, 2012 and 2011, respectively. Life-to-date, the Company has recorded €27.4 million of cumulative net deductions.

Prior to fiscal 2012, the Company sold several European companies whose operations were classified as discontinued operations. The Company had made an election with the U.S. Internal Revenue Service to treat Windmill Ventures, the Company’s European holding company parent of these disposed companies, as a disregarded entity for U.S. federal income tax purposes. As a result of this election, the Company recorded a worthless stock/bad debt income tax benefit related to the discontinued operations of the sold companies. In fiscal 2012, the Company settled an income tax audit, which resulted in a tax benefit of $6.1 million related to the release of previously accrued amounts for uncertain tax positions for worthless stock/bad debt deductions, which was included in discontinued operations.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2013	2012
Deferred tax assets:
Other long-term liabilities	$74.0	$105.1
Losses and credits	76.0	78.2
Accrued warranty	31.3	30.4
Other current liabilities	26.3	32.4
Payroll-related obligations	21.3	20.1
Receivables	7.8	7.2
Other	—	0.1
Gross deferred tax assets	236.7	273.5
Less valuation allowance	(52.1)	(55.0)
Deferred tax assets	184.6	218.5

Deferred tax liabilities:
Intangible assets	210.0	223.8
Property, plant and equipment	31.4	34.2
Inventories	14.3	16.4
Other	4.3	3.8
Deferred tax liabilities	260.0	278.2
	$(75.4)	$(59.7)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2013	2012
Current net deferred tax asset	$67.6	$69.9
Non-current net deferred tax liability	(143.0)	(129.6)
	$(75.4)	$(59.7)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the Company had $185.1 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from seven years to an unlimited period. In addition, the Company had $124.0 million of state net operating loss carryforwards, which are subject to expiration from 2016 to 2032. The Company also had capital loss carryforwards of $31.2 million, which are subject to expiration from 2014 to 2017, and state credit carryforwards of $9.8 million, which are subject to expiration from 2022 to 2028. The deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards and state credit carryforwards were $51.6 million, $6.5 million, $11.5 million and $6.4 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company carried a valuation allowance against the foreign deferred tax assets, state deferred tax assets and capital loss carryforwards of $40.2 million, $0.4 million and $11.5 million, respectively, as of September 30, 2013.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At September 30, 2013, these earnings amounted to $98.4 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

As of September 30, 2013, the Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $36.9 million. As of September 30, 2013, net unrecognized tax benefits, excluding interest and penalties, of $25.9 million would affect the Company’s net income if recognized, including $25.2 million which would impact net income from continuing operations. As of September 30, 2012, net unrecognized tax benefits, excluding interest and penalties, of $23.8 million would have affected the Company’s net income if recognized, $23.1 million of which would have impacted net income from continuing operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits during fiscal 2013 and fiscal 2012 were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012
Balance at beginning of year	$32.9	$53.3
Additions for tax positions related to current year	4.9	3.8
Additions for tax positions related to prior years	2.8	8.7
Reductions for tax positions of prior years	(0.6)	(0.2)
Settlements	(1.4)	(28.3)
Lapse of statute of limitations	(1.6)	(4.4)
Balance at end of year	$37.0	$32.9

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During the fiscal years ended September 30, 2013, 2012 and 2011, the Company recognized $2.0 million, $(0.8) million and $(1.7) million related to interest and penalties, respectively. At September 30, 2013 and 2012, the Company had accruals for the payment of interest and penalties of $16.1 million and $13.3 million, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $13.2 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2012, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2008 and 2009. As of September 30, 2013, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2009 - 2013
Belgium	2010 - 2013
Brazil	2007 - 2013
Canada	2009 - 2013
Romania	2010 - 2013
The Netherlands	2008 - 2013
China	2010 - 2013
United States (federal)	2010 - 2013
United States (state and local)	2002 - 2013

21.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2011	$(130.7)	$9.5	$(1.4)	$(122.6)
Other comprehensive income (loss) before reclassifications	22.7	(10.6)	—	12.1
Amounts reclassified from accumulated other comprehensive income (loss)	8.4	(0.7)	1.4	9.1
Net current period other comprehensive income (loss)	31.1	(11.3)	1.4	21.2
Balance at September 30, 2012	(99.6)	(1.8)	—	(101.4)
Other comprehensive income (loss) before reclassifications	72.2	10.2	—	82.4
Amounts reclassified from accumulated other comprehensive income (loss)	4.4	—	—	4.4
Net current period other comprehensive income (loss)	76.6	10.2	—	86.8
Balance at September 30, 2013	$(23.0)	$8.4	$—	$(14.6)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 19 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) was as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Amortization of employee pension and postretirement benefits items
Prior service costs	$(1.4)	$(4.8)	$(1.9)
Actuarial losses	(5.5)	(8.4)	(8.2)
Total before tax	(6.9)	(13.2)	(10.1)
Tax benefit	2.5	4.8	3.7
Net of tax	$(4.4)	$(8.4)	$(6.4)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Earnings (Loss) Per Share

Prior to September 1, 2013, the Company granted stock awards that contain a nonforfeitable right to dividends, if declared. In accordance with FASB ASC Topic 260, Earnings Per Share, these awards are considered to be participating securities and as a result, earnings per share is calculated using the two-class method. The two-class method is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.

Effective September 1, 2013, new grants of stock awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if such awards do not ultimately vest. As such, these awards are not treated as participating securities in the earnings per share calculation as the employees do not have equivalent dividend rights as common shareholders.

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Fiscal Year Ended September 30,
	2013	2012	2011
Income from continuing operations	$316.3	$245.2	$291.0
Income (loss) from discontinued operations	1.7	(14.4)	(17.6)
Net income	318.0	230.8	273.4
Earnings allocated to participating securities	(2.0)	(0.6)	(0.4)
Earnings available to common shareholders	$316.0	$230.2	$273.0

Basic EPS:
Weighted-average common shares outstanding	87,726,891	91,330,635	90,888,253
Diluted EPS:
Basic weighted-average common shares outstanding	87,726,891	91,330,635	90,888,253
Dilutive stock options and other equity-based compensation awards	1,466,730	562,508	685,107
Participating stock awards	(240,073)	(84,186)	(39,677)
Diluted weighted-average common shares outstanding	88,953,548	91,808,957	91,533,683

The shares included in the following table were not included in the computation of diluted earnings per share attributable to Oshkosh Corporation common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

	Fiscal Year Ended September 30,
	2013	2012	2011
Stock options	1,295,450	3,549,026	2,294,124

23.    Contingencies, Significant Estimates and Concentrations

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had reserves of $1.9 million and $2.0 million for losses related to environmental matters that were probable and estimable at September 30, 2013 and 2012, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2013 and 2012, the Company had net product and general liability reserves of $45.6 million and $45.6 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $259.5 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $86.0 million at September 30, 2013.

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

At September 30, 2013, approximately 19% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
DoD	$2,782.1	$3,452.5	$4,136.8
Foreign military sales	4.1	221.2	74.3
Total DoD sales	$2,786.2	$3,673.7	$4,211.1

No other customer represented more than 10% of sales for fiscal 2013, 2012 or 2011.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations ("FAR"). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards ("CAS"). The CAS requirements for pension and other postretirement benefit costs differ from amounts recorded for financial reporting purposes under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried employee defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Per CAS, when there is a curtailment of plan benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. The Company believes that it is entitled to an equitable adjustment of approximately $10 million under CAS related to the pension plan curtailment. This amount is subject to negotiation with the U.S. government. Because of uncertainty pertaining to the amount and form of any ultimate settlement (current payment or adjustment to future contracts), the Company has not recognized any income from this matter.

24.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:

Access Equipment: This segment consists of JLG and JerrDan. JLG manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and the U.S. military. JerrDan manufactures and markets towing and recovery equipment in the U.S. and abroad.

Defense: This segment consists of a division of Oshkosh that manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 86.8%, 90.8% and 93.5% of the segment’s sales for the years ended September 30, 2013, 2012 and 2011, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information concerning the Company’s product lines and reportable segments is as follows (in millions):

	Fiscal Year Ended September 30,
	2013			2012			2011
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,483.9	$—	$1,483.9	$1,390.2	$—	$1,390.2	$961.6	$—	$961.6
Telehandlers	1,106.0	—	1,106.0	892.3	—	892.3	527.9	—	527.9
Other (a)	530.8	0.1	530.9	511.9	125.1	637.0	454.6	108.0	562.6
Total access equipment	3,120.7	0.1	3,120.8	2,794.4	125.1	2,919.5	1,944.1	108.0	2,052.1

Defense	3,047.0	2.7	3,049.7	3,947.5	3.0	3,950.5	4,359.9	5.3	4,365.2

Fire & emergency	751.0	41.4	792.4	729.6	39.0	768.6	736.1	18.0	754.1

Commercial
Concrete placement	349.5	—	349.5	231.9	—	231.9	169.6	—	169.6
Refuse collection	295.1	—	295.1	336.8	—	336.8	249.6	—	249.6
Other	101.8	20.5	122.3	100.9	27.4	128.3	79.2	66.5	145.7
Total commercial	746.4	20.5	766.9	669.6	27.4	697.0	498.4	66.5	564.9
Intersegment eliminations	—	(64.7)	(64.7)	—	(194.5)	(194.5)	—	(197.8)	(197.8)
Consolidated	$7,665.1	$—	$7,665.1	$8,141.1	$—	$8,141.1	$7,538.5	$—	$7,538.5
_________________________

(a)
Access equipment intersegment sales in fiscal 2011 are comprised of assembly of M-ATV crew capsules and complete vehicles for the defense segment. The access equipment segment invoices the defense segment for work under this contract. These sales are eliminated in consolidation.

	Fiscal Year Ended September 30,
	2013	2012	2011
Operating income (loss) from continuing operations:
Access equipment (a)	$379.6	$229.2	$65.3
Defense	224.9	236.5	543.0
Fire & emergency	23.8	8.8	17.0
Commercial (b)	41.3	32.1	3.9
Corporate	(163.9)	(119.1)	(107.1)
Intersegment eliminations	—	0.2	4.0
Consolidated	505.7	387.7	526.1
Interest expense net of interest income	(54.6)	(73.3)	(85.5)
Miscellaneous other income (expense)	(6.1)	(5.2)	1.5
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$445.0	$309.2	$442.1
_________________________

(a)	Fiscal 2013 results include non-cash long-lived asset impairment charges of $9.0 million.

(b)	Fiscal 2011 results include non-cash goodwill impairment charges of $2.0 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2013	2012	2011
Depreciation and amortization: (a)
Access equipment	$72.5	$71.5	$84.1
Defense	18.9	19.3	26.7
Fire & emergency	12.2	13.5	13.0
Commercial	13.9	15.0	15.4
Corporate (b)	9.3	11.6	5.2
Consolidated	$126.8	$130.9	$144.4

Capital expenditures:
Access equipment (c)	$32.5	$28.3	$26.0
Defense	5.4	16.0	36.4
Fire & emergency	6.3	7.3	17.7
Commercial	6.9	4.8	5.9
Corporate	8.8	7.9	0.2
Consolidated	$59.9	$64.3	$86.2
_________________________

(a)	Includes $0.6 million and $1.8 million in fiscal 2012 and 2011, respectively, related to discontinued operations.

(b)	Includes $2.3 million and $0.1 million in fiscal 2012 and 2011, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(c)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

	September 30,
	2013	2012	2011
Identifiable assets:
Access equipment:
U.S.	$1,673.7	$1,754.6	$1,779.8
Europe (a)	709.0	684.2	694.0
Rest of the world	227.6	283.1	248.9
Total access equipment	2,610.3	2,721.9	2,722.7
Defense - U.S.	370.4	684.5	762.3
Fire & emergency:
U.S.	537.1	534.0	518.9
Europe	—	—	12.9
Total fire & emergency	537.1	534.0	531.8
Commercial:
U.S.	327.4	304.5	321.4
Rest of the world (a)	32.6	37.0	41.5
Total commercial	360.0	341.5	362.9
Corporate:
U.S. (b)	878.0	658.1	441.2
Rest of the world	9.9	7.8	6.0
Total corporate	887.9	665.9	447.2
Consolidated	$4,765.7	$4,947.8	$4,826.9
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales:
United States	$6,034.5	$6,357.2	$6,246.8
Other North America	235.2	248.3	179.7
Europe, Africa and the Middle East	898.7	974.9	695.0
Rest of the world	496.7	560.7	417.0
Consolidated	$7,665.1	$8,141.1	$7,538.5

25.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

The Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of the Company’s wholly-owned existing and future subsidiaries that from time to time guarantee obligations under the Company’s senior credit facility, with certain exceptions (the “Guarantors”). The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh, the Guarantors on a combined basis and Oshkosh’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$3,228.5	$3,642.4	$923.7	$(129.5)	$7,665.1
Cost of sales	2,890.2	2,977.2	735.6	(129.7)	6,473.3
Gross income	338.3	665.2	188.1	0.2	1,191.8
Selling, general and administrative expenses	277.9	277.5	65.1	—	620.5
Amortization of purchased intangibles	0.3	39.7	16.6	—	56.6
Intangible asset impairment charges	—	—	9.0	—	9.0
Operating income	60.1	348.0	97.4	0.2	505.7
Interest expense	(217.9)	(55.2)	(3.7)	210.8	(66.0)
Interest income	2.9	55.4	163.9	(210.8)	11.4
Miscellaneous, net	44.0	(146.8)	96.7	—	(6.1)
Income (loss) from continuing operations before income taxes	(110.9)	201.4	354.3	0.2	445.0
Provision for (benefit from) income taxes	(34.4)	64.9	101.1	0.1	131.7
Income (loss) from continuing operations before equity in earnings of affiliates	(76.5)	136.5	253.2	0.1	313.3
Equity in earnings of consolidated subsidiaries	394.5	125.7	132.2	(652.4)	—
Equity in earnings of unconsolidated affiliates	—	—	3.0	—	3.0
Income from continuing operations	318.0	262.2	388.4	(652.3)	316.3
Discontinued operations, net of tax	—	1.7	—	—	1.7
Net income	318.0	263.9	388.4	(652.3)	318.0
Other comprehensive income (loss), net of tax	86.8	(4.3)	14.3	(10.0)	86.8
Comprehensive income	$404.8	$259.6	$402.7	$(662.3)	$404.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$4,100.8	$3,379.2	$921.3	$(260.2)	$8,141.1
Cost of sales	3,743.7	2,867.5	783.4	(260.4)	7,134.2
Gross income	357.1	511.7	137.9	0.2	1,006.9
Selling, general and administrative expenses	238.4	290.0	33.1	—	561.5
Amortization of purchased intangibles	0.3	39.8	17.6	—	57.7
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	118.4	181.9	87.2	0.2	387.7
Interest expense	(197.4)	(74.7)	(3.9)	200.8	(75.2)
Interest income	2.3	28.1	172.3	(200.8)	1.9
Miscellaneous, net	18.2	(101.7)	78.3	—	(5.2)
Income (loss) from continuing operations before income taxes	(58.5)	33.6	333.9	0.2	309.2
Provision for (benefit from) income taxes	(11.1)	9.1	67.2	—	65.2
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(47.4)	24.5	266.7	0.2	244.0
Equity in earnings (losses) of consolidated subsidiaries	272.5	110.0	32.1	(414.6)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	—	2.7	—	2.3
Income (loss) from continuing operations	224.7	134.5	301.5	(414.4)	246.3
Discontinued operations, net of tax	6.1	(24.6)	4.1	—	(14.4)
Net income (loss)	230.8	109.9	305.6	(414.4)	231.9
Net income attributable to the noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to Oshkosh Corporation	$230.8	$109.9	$304.5	$(414.4)	$230.8

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$230.8	$109.9	$305.6	$(414.4)	$231.9
Other comprehensive income (loss), net of tax	21.2	3.6	(13.2)	9.6	21.2
Comprehensive income	252.0	113.5	292.4	(404.8)	253.1
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$252.0	$113.5	$291.3	$(404.8)	$252.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2011

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$4,540.2	$2,400.4	$855.9	$(258.0)	$7,538.5
Cost of sales	3,873.3	2,086.3	749.8	(262.2)	6,447.2
Gross income	666.9	314.1	106.1	4.2	1,091.3
Selling, general and administrative expenses	212.0	178.7	113.2	—	503.9
Amortization of purchased intangibles	0.1	39.8	19.4	—	59.3
Intangible asset impairment charges	—	—	2.0	—	2.0
Operating income (loss)	454.8	95.6	(28.5)	4.2	526.1
Interest expense	(200.2)	(82.1)	(3.5)	195.6	(90.2)
Interest income	2.9	26.4	171.0	(195.6)	4.7
Miscellaneous, net	10.7	(120.6)	111.4	—	1.5
Income (loss) from continuing operations before income taxes	268.2	(80.7)	250.4	4.2	442.1
Provision for (benefit from) income taxes	93.9	(25.0)	81.3	1.4	151.6
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	174.3	(55.7)	169.1	2.8	290.5
Equity in earnings (losses) of consolidated subsidiaries	99.2	56.0	(52.5)	(102.7)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	—	0.6	—	0.5
Income (loss) from continuing operations	273.4	0.3	117.2	(99.9)	291.0
Discontinued operations, net of tax	—	(9.3)	(8.3)	—	(17.6)
Net income (loss)	273.4	(9.0)	108.9	(99.9)	273.4
Other comprehensive income (loss), net of tax	(29.4)	(4.0)	(3.8)	7.8	(29.4)
Comprehensive income (loss)	$244.0	$(13.0)	$105.1	$(92.1)	$244.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$711.7	$2.7	$19.1	$—	$733.5
Receivables, net	200.9	452.8	180.8	(40.2)	794.3
Inventories, net	195.3	391.3	236.5	(1.1)	822.0
Other current assets	130.7	52.1	20.5	0.3	203.6
Total current assets	1,238.6	898.9	456.9	(41.0)	2,553.4
Investment in and advances to consolidated subsidiaries	2,188.2	(594.0)	3,479.2	(5,073.4)	—
Intangible assets, net	2.2	1,067.6	685.9	—	1,755.7
Other long-term assets	168.7	153.0	134.9	—	456.6
Total assets	$3,597.7	$1,525.5	$4,756.9	$(5,114.4)	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$216.9	$256.6	$90.9	$(32.7)	$531.7
Customer advances	69.8	221.3	3.3	—	294.4
Other current liabilities	191.1	270.4	101.4	(8.3)	554.6
Total current liabilities	477.8	748.3	195.6	(41.0)	1,380.7
Long-term debt, less current maturities	890.0	—	—	—	890.0
Other long-term liabilities	122.1	125.5	139.6	—	387.2
Total shareholders’ equity	2,107.8	651.7	4,421.7	(5,073.4)	2,107.8
Total liabilities and shareholders' equity	$3,597.7	$1,525.5	$4,756.9	$(5,114.4)	$4,765.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$500.0	$5.5	$35.2	$—	$540.7
Receivables, net	388.0	487.5	177.3	(34.2)	1,018.6
Inventories, net	284.3	415.7	239.3	(1.8)	937.5
Other current assets	129.2	47.9	20.6	—	197.7
Total current assets	1,301.5	956.6	472.4	(36.0)	2,694.5
Investment in and advances to consolidated subsidiaries	2,358.1	(1,182.9)	3,235.8	(4,411.0)	—
Intangible assets, net	2.5	1,110.4	696.3	—	1,809.2
Other long-term assets	154.7	156.8	132.6	—	444.1
Total assets	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$326.2	$288.9	$96.7	$(28.5)	$683.3
Customer advances	315.4	190.5	4.5	—	510.4
Other current liabilities	213.6	220.2	84.5	(7.5)	510.8
Total current liabilities	855.2	699.6	185.7	(36.0)	1,704.5
Long-term debt, less current maturities	955.0	—	—	—	955.0
Other long-term liabilities	153.1	137.3	144.4	—	434.8
Total shareholders’ equity	1,853.5	204.0	4,207.0	(4,411.0)	1,853.5
Total liabilities and shareholders' equity	$3,816.8	$1,040.9	$4,537.1	$(4,447.0)	$4,947.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(175.8)	$300.5	$313.3	$—	$438.0

Investing activities:
Additions to property, plant and equipment	(13.8)	(20.4)	(11.8)	—	(46.0)
Additions to equipment held for rental	—	—	(13.9)	—	(13.9)
Intercompany investing	592.0	(256.8)	(288.0)	(47.2)	—
Other investing activities	(19.4)	0.3	4.2	—	(14.9)
Net cash provided (used) by investing activities	558.8	(276.9)	(309.5)	(47.2)	(74.8)

Financing activities:
Repayment of long-term debt	—	—	—	—	—
Repurchase of Common Stock	(201.8)	—	—	—	(201.8)
Debt issuance/amendment costs	—	—	—	—	—
Intercompany financing	(1.3)	(26.0)	(19.9)	47.2	—
Other financing activities	31.8	—	—	—	31.8
Net cash provided (used) by financing activities	(171.3)	(26.0)	(19.9)	47.2	(170.0)

Effect of exchange rate changes on cash	—	(0.4)	—	—	(0.4)
Increase (decrease) in cash and cash equivalents	211.7	(2.8)	(16.1)	—	192.8
Cash and cash equivalents at beginning of year	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of year	$711.7	$2.7	$19.1	$—	$733.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(143.4)	$122.2	$289.5	$—	$268.3

Investing activities:
Additions to property, plant and equipment	(24.5)	(22.7)	(8.7)	—	(55.9)
Additions to equipment held for rental	—	—	(8.4)	—	(8.4)
Proceeds from sale of equity method investees	—	—	8.7	—	8.7
Intercompany investing	405.3	(90.6)	(288.3)	(26.4)	—
Other investing activities	5.0	8.6	0.2	—	13.8
Net cash provided (used) by investing activities	385.8	(104.7)	(296.5)	(26.4)	(41.8)

Financing activities:
Repayment of long-term debt	(105.0)	(0.1)	—	—	(105.1)
Repurchase of Common Stock	(13.3)	—	—	—	(13.3)
Debt issuance/amendment costs	(3.1)	—	—	—	(3.1)
Intercompany financing	(1.3)	(26.0)	0.9	26.4	—
Other financing activities	4.0	—	0.2	—	4.2
Net cash provided (used) by financing activities	(118.7)	(26.1)	1.1	26.4	(117.3)

Effect of exchange rate changes on cash	—	0.6	2.4	—	3.0
Increase (decrease) in cash and cash equivalents	123.7	(8.0)	(3.5)	—	112.2
Cash and cash equivalents at beginning of year	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of year	$500.0	$5.5	$35.2	$—	$540.7

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.    Unaudited Quarterly Results

The unaudited quarterly results below have been revised to exclude from continuing operations the results of the Company's ambulance business, which was reclassified to discontinued operations in fiscal 2013 for all periods presented (in millions, except per share amounts):

	Fiscal Year Ended September 30, 2013
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter (b)
Net sales	$1,726.5	$2,204.4	$1,984.4	$1,749.8
Gross income	256.9	385.5	303.4	246.0
Operating income	65.2	225.6	134.6	80.3
Net income	36.3	148.7	86.5	46.5

Net income from continuing operations	$35.7	$148.4	$85.9	$46.3
Less: net earnings allocated to participating securities	(0.2)	(0.9)	(0.5)	(0.3)
Net income from continuing operations available to Oshkosh Corporation common shareholders	$35.5	$147.5	$85.4	$46.0

Net income (loss) from discontinued operations	$0.6	$0.3	$0.6	$0.2

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.41	$1.69	$0.98	$0.51
From discontinued operations	0.01	—	0.01	—
	$0.42	$1.69	$0.99	$0.51

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.40	$1.67	$0.96	$0.51
From discontinued operations	0.01	—	0.01	—
	$0.41	$1.67	$0.97	$0.51

Common Stock per share dividends	$—	$—	$—	$—
_________________________

(a)
The fourth quarter of fiscal 2013 was impacted by a $9.0 million ($5.5 million after-tax) non-cash intangible asset impairment charge (See Note 8 of the Notes to Consolidated Financial Statements) and charges of $3.8 million ($2.4 million after-tax) related to the ratification of a five-year union contract extension in the defense segment.

(b)
The first quarter of fiscal 2013 was impacted by $16.3 million ($10.4 million after-tax) of costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2012
	4th Quarter (a)	3rd Quarter	2nd Quarter (b)	1st Quarter (c)
Net sales	$2,050.5	$2,159.8	$2,062.3	$1,868.5
Gross income	263.3	274.6	244.1	224.9
Operating income	98.3	126.2	84.1	79.1
Net income	78.9	75.7	38.0	39.3

Net income from continuing operations	$83.7	$77.1	$42.9	$41.5
Less: net earnings allocated to participating securities	(0.3)	(0.2)	(0.1)	(0.1)
Net income from continuing operations available to Oshkosh Corporation common shareholders	$83.4	$76.9	$42.8	$41.4

Net loss from discontinued operations	$(4.8)	$(1.4)	$(5.6)	$(2.6)

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.91	$0.85	$0.47	$0.45
From discontinued operations	(0.05)	(0.02)	(0.06)	(0.03)
	$0.86	$0.83	$0.41	$0.42

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.91	$0.84	$0.47	$0.45
From discontinued operations	(0.05)	(0.02)	(0.06)	(0.03)
	$0.86	$0.82	$0.41	$0.42

Common Stock per share dividends	$—	$—	$—	$—
_________________________

(a)
The fourth quarter of fiscal 2012 was impacted by: (1) a $7.8 million change in estimate to increase revenue ($5.0 million, after-tax) resulting from the definitization of contracts in the defense segment (See Note 4 of the Notes to Consolidated Financial Statements), (2) a $7.0 million increase to selling, general and administrative expenses ($4.5 million, after-tax) resulting from the correction of a prior period error in the valuation of performance shares (See Note 17 of the Notes to Consolidated Financial Statements), (3) a $3.4 million increase to selling, general and administrative expenses ($2.2 million, after-tax) resulting from the curtailment of pension and other postretirement benefit plans (See Note 19 of the Notes to Consolidated Financial Statements), and (4) a decrease in income tax expense of $5.7 million related to the correction of deferred tax assets (See Note 20 of the Notes to Consolidated Financial Statements).

(b)	The second quarter of fiscal 2012 was impacted by $3.6 million ($2.3 million after-tax) of costs incurred by the Company in connection with a proxy contest.

(c)	The first quarter of fiscal 2012 was impacted by $2.8 million ($1.8 million after-tax) of costs incurred by the Company in connection with a proxy contest.

27.    Subsequent Event

On October 30, 2013, the Company declared a cash dividend of $0.15 per share payable December 2, 2013 to shareholders of record on November 18, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2013, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — The Board of Directors,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,030,269	$33.41	4,312,040
Equity compensation plans not approved by security holders	—		—
	5,030,269	$33.41	4,312,040
_________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended and restated, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — The Board of Directors” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2013, are contained in Item 8:

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

OSHKOSH CORPORATION

November 13, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 13, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2013	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 13, 2013	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 13, 2013	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 13, 2013	By	/S/ Peter B. Hamilton
Peter B. Hamilton, Director

November 13, 2013	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 13, 2013	By	/S/ Leslie F. Kenne
Leslie F. Kenne, Director

November 13, 2013	By	/S/ Stephen D. Newlin
Stephen D. Newlin, Director

November 13, 2013	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 13, 2013	By	/S/ Duncan J. Palmer
Duncan J. Palmer, Director

November 13, 2013	By	/S/ John S. Shiely
John S. Shiely, Director

November 13, 2013	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 13, 2013	By	/S/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2013, 2012 and 2011
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2011	$42.0	$2.0	$(14.5)	$29.5

2012	$29.5	$(2.3)	$(9.2)	$18.0

2013	$18.0	$3.8	$(1.4)	$20.4
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH CORPORATION
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

3.1	Restated Articles of Incorporation of Oshkosh Corporation.

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

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, James W. Johnson, Wilson R. Jones, Marek W. May, Bradley M. Nelson, Frank R. Nerenhausen, Michael K. Rohrkaste, Gary W. Schmiedel and John M. Urias (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of R. Scott Grennier, Thomas J. Polnaszek and Mark M. Radue (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.5
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.7
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.8
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.9
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.10
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.11
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.12
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.13
Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.14
Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.15
Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.16
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.17
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.18
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.19
Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.20
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.21
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.22
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.23
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.24
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.25
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.26	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement).*

10.27	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement).*

10.28	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General).*

10.29
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

10.30
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.31
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.32	Oshkosh Corporation Defined Contribution Executive Retirement Plan Effective January 1, 2013.*

11	Computation of per share earnings (contained in Note 22 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2013).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2013.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2013.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2013.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.