Form 10-K/A
period 2013-09-30
OSHKOSH CORP
filed 2013-11-19
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Oshkosh Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form  10-K for the fiscal year ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 13, 2013 (the “Original Form 10-K”), solely for the purpose of filing as exhibits the agreements described as Exhibits 10.26, 10.27 and 10.28 to the Original Form 10-K. The agreements were not filed with the Original Form 10-K as originally filed and were not incorporated by reference. There have been no other changes to the Original Form 10-K.

The Company hereby amends the Original Form 10-K by filing with this Amendment the agreements described as Exhibits 10.26, 10.27 and 10.28 to the Original Form 10-K.

Other than as described above, no other statement or amount has been changed from those presented in the Original Form  10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

November 19, 2013	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.26	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement).*

10.27	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement).*

10.28	Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General).*

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 19, 2013.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 19, 2013.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.