Form 10-Q
period 2013-12-31
OSHKOSH CORP
filed 2014-01-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 24, 2014, 84,132,761 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$1,530.2	$1,749.8
Cost of sales	1,275.1	1,503.8
Gross income	255.1	246.0

Operating expenses:
Selling, general and administrative	144.7	151.3
Amortization of purchased intangibles	13.9	14.4
Total operating expenses	158.6	165.7
Operating income	96.5	80.3

Other income (expense):
Interest expense	(16.2)	(16.4)
Interest income	0.5	2.5
Miscellaneous, net	(1.7)	0.3
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	79.1	66.7
Provision for income taxes	24.7	21.0
Income from continuing operations before equity in earnings of unconsolidated affiliates	54.4	45.7
Equity in earnings of unconsolidated affiliates	0.5	0.6
Income from continuing operations, net of tax	54.9	46.3
Income from discontinued operations, net of tax	—	0.2
Net income	$54.9	$46.5

Earnings per share attributable to common shareholders-basic:
From continuing operations	$0.64	$0.51
From discontinued operations	—	—
	$0.64	$0.51

Earnings per share attributable to common shareholders-diluted:
From continuing operations	$0.63	$0.51
From discontinued operations	—	—
	$0.63	$0.51

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended December 31,
	2013	2012
Net income	$54.9	$46.5
Other comprehensive income, net of tax:
Employee pension and postretirement benefits	0.2	1.0
Currency translation adjustments	3.7	8.6
Total other comprehensive income, net of tax	3.9	9.6
Comprehensive income	$58.8	$56.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$558.7	$733.5
Receivables, net	693.5	794.3
Inventories, net	823.5	822.0
Deferred income taxes, net	67.1	67.6
Prepaid income taxes	90.1	100.4
Other current assets	33.0	35.6
Total current assets	2,265.9	2,553.4
Investment in unconsolidated affiliates	21.6	20.9
Property, plant and equipment, net	364.7	362.2
Goodwill	1,043.1	1,041.0
Purchased intangible assets, net	701.3	714.7
Other long-term assets	73.1	73.5
Total assets	$4,469.7	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$65.0	$65.0
Accounts payable	436.3	531.7
Customer advances	306.7	294.4
Payroll-related obligations	95.6	146.9
Accrued warranty	101.1	101.3
Deferred revenue	17.9	23.8
Other current liabilities	155.9	217.6
Total current liabilities	1,178.5	1,380.7
Long-term debt, less current maturities	873.8	890.0
Deferred income taxes, net	139.8	143.0
Other long-term liabilities	244.8	244.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 and 92,101,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	730.8	725.6
Retained earnings	1,623.6	1,581.5
Accumulated other comprehensive loss	(10.7)	(14.6)
Common Stock in treasury, at cost (7,853,179 and 5,566,890 shares, respectively)	(311.8)	(185.6)
Total shareholders’ equity	2,032.8	2,107.8
Total liabilities and shareholders' equity	$4,469.7	$4,765.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
(In millions; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$1,853.5
Net income	—	—	46.5	—	—	46.5
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	1.0	—	1.0
Currency translation adjustments, net	—	—	—	8.6	—	8.6
Repurchases of Common Stock	—	—	—	—	(125.1)	(125.1)
Exercise of stock options	—	(0.3)	—	—	1.0	0.7
Stock-based compensation expense	—	4.7	—	—	—	4.7
Tax benefit related to stock-based compensation	—	(1.8)	—	—	—	(1.8)
Other	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2012	$0.9	$706.1	$1,310.0	$(91.8)	$(137.3)	$1,787.9

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	54.9	—	—	54.9
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.2	—	0.2
Currency translation adjustments, net	—	—	—	3.7	—	3.7
Cash dividends ($0.15 per share)	—	—	(12.8)	—	—	(12.8)
Repurchases of Common Stock	—	—	—	—	(145.5)	(145.5)
Exercise of stock options	—	(2.8)	—	—	18.9	16.1
Stock-based compensation expense	—	4.9	—	—	—	4.9
Tax benefit related to stock-based compensation	—	5.0	—	—	—	5.0
Other		(1.9)	—	—	0.4	(1.5)
Balance at December 31, 2013	$0.9	$730.8	$1,623.6	$(10.7)	$(311.8)	$2,032.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended December 31,
	2013	2012
Operating activities:
Net income	$54.9	$46.5
Depreciation and amortization	30.8	31.4
Stock-based compensation expense	4.9	4.7
Deferred income taxes	(2.8)	(2.5)
Other non-cash adjustments	(0.4)	(4.3)
Changes in operating assets and liabilities	(82.7)	(30.7)
Net cash provided by operating activities	4.7	45.1

Investing activities:
Additions to property, plant and equipment	(14.3)	(8.3)
Additions to equipment held for rental	(9.5)	(1.1)
Contribution to rabbi trust	(1.9)	—
Proceeds from sale of equipment held for rental	0.3	3.5
Other investing activities	(0.3)	—
Net cash used by investing activities	(25.7)	(5.9)

Financing activities:
Repurchases of Common Stock	(145.5)	(125.1)
Repayment of long-term debt	(16.2)	—
Proceeds from exercise of stock options	16.1	0.7
Dividends paid	(12.8)	—
Excess tax benefit from stock-based compensation	4.9	—
Net cash used by financing activities	(153.5)	(124.4)

Effect of exchange rate changes on cash	(0.3)	0.2
Decrease in cash and cash equivalents	(174.8)	(85.0)
Cash and cash equivalents at beginning of period	733.5	540.7
Cash and cash equivalents at end of period	$558.7	$455.7

Supplemental disclosures:
Cash paid for interest	$4.4	$4.7
Cash paid for income taxes	9.9	47.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2013. "Oshkosh" refers to Oshkosh Corporation, not including its subsidiaries and "the Company" refers to Oshkosh Corporation and its subsidiaries. The interim results are not necessarily indicative of results for the full year.

2.    Discontinued Operations

In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Medtec was previously included in the Company's fire & emergency segment. Due to the closure of the business, it has been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income. Results of discontinued operations for the three months ended December 31, 2012 were as follows (in millions):

Net sales	$11.2
Cost of sales	10.9
Gross income	0.3
Operating expenses:
Selling, general and administrative	(0.2)
Amortization of purchased intangibles	—
Total operating expenses	(0.2)
Operating income	0.5
Other expense	(0.3)
Income before income taxes	0.2
Provision for income taxes	—
Income from discontinued operations, net of tax	$0.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2013	2013
U.S. government:
Amounts billed	$80.9	$118.3
Costs and profits not billed	33.1	31.7
	114.0	150.0
Other trade receivables	542.8	607.6
Finance receivables	6.1	3.3
Notes receivable	20.5	22.2
Other receivables	47.6	51.4
	731.0	834.5
Less allowance for doubtful accounts	(20.5)	(20.4)
	$710.5	$814.1

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At December 31, 2013, the Company had recorded $5.1 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded revenue of $7.5 million and $3.5 million for the three months ended December 31, 2013 and 2012, respectively, related to changes in estimates on these contracts. The changes increased net income by $4.7 million, or $0.05 per diluted share, and $2.2 million, or $0.02 per diluted share, for the three months ended December 31, 2013 and 2012, respectively.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2013	2013
Current receivables	$693.5	$794.3
Long-term receivables	17.0	19.8
	$710.5	$814.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	0.4	0.6	18.7	20.2
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	6.1	3.3	—	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	—	—	20.5	22.2
Allowance for doubtful accounts	—	—	(11.0)	(11.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2013, approximately 90% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivables are applied first to principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. For the three months ended December 31, 2013 and 2012, the Company recognized interest income as the result of the receipt of payment from a customer on a note receivable on nonacrrual status of $0.1 million and $2.3 million, respectively. The Company determines past due or delinquency status based upon the due date of the receivable.

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2013, restructured finance receivables and notes receivables were $1.2 million and $18.7 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2013 and 2012.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended December 31, 2013
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	0.1	—	—	0.1
Charge-off of accounts	—	—	—	—
Allowance for doubtful accounts at end of period	$0.1	$11.0	$9.4	$20.5

	Three Months Ended December 31, 2012
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	0.1	—	0.4	0.5
Charge-off of accounts	—	—	—	—
Allowance for doubtful accounts at end of period	$1.5	$8.0	$9.0	$18.5

4.    Inventories

Inventories consisted of the following (in millions):

		December 31,	September 30,
		2013	2013
Raw materials		$446.9	$428.4
Partially finished products		249.2	272.4
Finished products		304.2	312.6
Inventories at FIFO cost		1,000.3	1,013.4
Less:	Progress/performance-based payments on U.S. government contracts	(98.2)	(114.9)
	Excess of FIFO cost over LIFO cost	(78.6)	(76.5)
		$823.5	$822.0

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	December 31,	September 30,
	2013	2013
RiRent (The Netherlands)	$12.0	$11.9
Other	9.6	9.0
	$21.6	$20.9

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company made no sales to RiRent during the three month period ended December 31, 2013. Sales to RiRent for the three months ended December 31, 2012 were $0.2 million. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €12.0 million bank credit facility, the partners of RiRent have committed that RiRent will maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 72.2% as of December 31, 2013).

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2013	2013
Land and land improvements	$47.4	$47.8
Buildings	245.9	242.6
Machinery and equipment	587.5	583.1
Equipment on operating lease to others	28.9	19.6
	909.7	893.1
Less accumulated depreciation	(545.0)	(530.9)
	$364.7	$362.2

Depreciation expense recorded in continuing operations was $15.7 million and $15.8 million for the three months ended December 31, 2013 and 2012, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at December 31, 2013 and September 30, 2013 was $22.5 million and $14.0 million, respectively.

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

The following table presents changes in goodwill during the three months ended December 31, 2013 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2013	$913.5	$106.1	$21.4	$1,041.0
Foreign currency translation	2.1	—	—	2.1
Net goodwill at December 31, 2013	$915.6	$106.1	$21.4	$1,043.1

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2013			September 30, 2013
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,847.7	$(932.1)	$915.6	$1,845.6	$(932.1)	$913.5
Fire & emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.3	(175.9)	21.4	197.3	(175.9)	21.4
	$2,159.3	$(1,116.2)	$1,043.1	$2,157.2	$(1,116.2)	$1,041.0

Details of the Company’s total purchased intangible assets were as follows (in millions):

	December 31, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(24.0)	$31.4
Non-compete	10.5	56.4	(56.1)	0.3
Technology-related	11.9	103.9	(68.9)	35.0
Customer relationships	12.7	567.5	(323.2)	244.3
Other	16.7	16.6	(13.4)	3.2
	14.4	799.8	(485.6)	314.2
Non-amortizable trade names		387.1	—	387.1
		$1,186.9	$(485.6)	$701.3

	September 30, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(23.7)	$31.7
Non-compete	10.5	56.4	(56.1)	0.3
Technology-related	11.9	103.9	(66.8)	37.1
Customer relationships	12.7	566.2	(311.1)	255.1
Other	16.6	16.6	(13.3)	3.3
	14.4	798.5	(471.0)	327.5
Non-amortizable trade names		387.2	—	387.2
		$1,185.7	$(471.0)	$714.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2014 and the five years succeeding September 30, 2014 were as follows: 2014 (remaining nine months) - $41.6 million; 2015 - $54.8 million; 2016 - $54.2 million; 2017 - $45.9 million; 2018 - $38.1 million and 2019 - $36.7 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2013	2013
Senior Secured Term Loan	$438.8	$455.0
8¼% Senior notes due March 2017	250.0	250.0
8½% Senior notes due March 2020	250.0	250.0
	938.8	955.0
Less current maturities	(65.0)	(65.0)
	$873.8	$890.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	65.0	65.0
	$65.0	$65.0

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $438.75 million term loan (“Term Loan”) due in quarterly principal installments of $16.25 million with a balloon payment of $341.25 million due at maturity in October 2015. At December 31, 2013, outstanding letters of credit of $81.5 million reduced available capacity under the Revolving Credit Facility to $443.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2013, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2013 was 1.67%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 1, 2012 in an aggregate amount not exceeding the sum of:

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2013, the fair value of the Senior Notes was estimated to be $538 million and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Financial Statements for the definition of a level 2 input.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Balance at beginning of period	$101.3	$95.0
Warranty provisions	10.8	9.7
Settlements made	(14.6)	(12.9)
Changes in liability for pre-existing warranties, net	2.7	(1.0)
Foreign currency translation	0.9	(0.3)
Balance at end of period	$101.1	$90.5

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

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $392.4 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at December 31, 2013 was $97.0 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Balance at beginning of period	$4.3	$5.0
Provision for new credit guarantees	0.3	—
Settlements made	(0.1)	(0.1)
Changes for pre-existing guarantees, net	—	(0.1)
Amortization of previous guarantees	(0.1)	(0.1)
Balance at end of period	$4.4	$4.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Shareholders' Equity

In July 1995, the Company authorized the repurchase of up to 6.0 million shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4.0 million shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11.0 million shares of Common Stock. Between November 15, 2012 and December 31, 2013, the Company repurchased 9,066,436 shares of its Common Stock at an aggregate cost of $347.3 million. As a result, 1,933,564 shares of Common Stock remained available for repurchase under this repurchase authorization at December 31, 2013. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At December 31, 2013 and 2012, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2013, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $99.0 million in notional amounts, including $47.1 million in contracts to sell Euro, $23.9 million in contracts to sell Australian dollars and $9.5 million in contracts to buy U.K. pound sterling, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2013		September 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.4	$0.4	$0.2	$1.9

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended December 31,
		2013	2012
Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	$0.5	$(2.0)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2013.

As of December 31, 2013, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.4	—	0.4

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified supplemental executive retirement plan ("SERP"). The fair values of these investments are estimated using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Condensed Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that remained outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

grant. Except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At December 31, 2013, the Company had reserved 8,677,996 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012 was $5.9 million ($3.7 million net of tax) and $6.4 million ($4.1 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$2.8	$4.0
Interest cost	4.4	4.0
Expected return on plan assets	(4.5)	(4.1)
Amortization of prior service cost	0.4	0.4
Curtailment	—	0.9
Amortization of net actuarial loss	0.2	1.1
Net periodic benefit cost	$3.3	$6.3

In connection with staffing reductions in the defense segment as a result of declining sales to the U.S. Department of Defense, pension curtailment charges of $0.9 million were recorded during the first three months of fiscal 2012. The Company does not expect to make contributions to its pension plans in fiscal 2014.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$0.6	$2.0
Interest cost	0.5	0.8
Amortization of prior service cost	(0.4)	(0.1)
Amortization of net actuarial loss	0.1	0.3
Net periodic benefit cost	$0.8	$3.0

The Company made contributions to fund benefit payments of $0.5 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.5 million under these other post-employment benefit plans prior to the end of fiscal 2014.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.    Income Taxes

The Company's effective income tax rate was 31.2% and 31.5% of pre-tax income for the three months ended December 31, 2013 and 2012, respectively. The effective income tax rate for the three months ended December 31, 2013 as compared to the statutory income tax rate was favorably impacted by net discrete tax benefits generally related to adjustments to positions taken in prior periods (230 basis points). The effective income tax rate for the three months ended December 31, 2012 was favorably impacted by net discrete tax benefits related to provision to return adjustments (280 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $38.9 million and $36.9 million as of December 31, 2013 and September 30, 2013, respectively. As of December 31, 2013, net unrecognized tax benefits, excluding interest and penalties, of $27.1 million would affect the Company’s net income if recognized, including $26.5 million which would impact net income from continuing operations.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2013 and 2012, the Company recognized charges of $0.8 million and $0.7 million, respectively, related to interest and penalties. At December 31, 2013, the Company had accruals for the payment of interest and penalties of $17.3 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $14.6 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At December 31, 2013, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2011 and 2010.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$(23.0)	$8.4	$(14.6)
Other comprehensive income before reclassifications	—	3.7	3.7
Amounts reclassified from accumulated other comprehensive income	0.2	—	0.2
Net current period other comprehensive income	0.2	3.7	3.9
Balance at December 31, 2013	$(22.8)	$12.1	$(10.7)

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2012	$(99.6)	$(1.8)	$(101.4)
Other comprehensive income before reclassifications	—	8.6	8.6
Amounts reclassified from accumulated other comprehensive income	1.0	—	1.0
Net current period other comprehensive income	1.0	8.6	9.6
Balance at December 31, 2012	$(98.6)	$6.8	$(91.8)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) was as follows (in millions):

	Three Months Ended December 31
	2013	2012
Amortization of employee pension and postretirement benefits items
Prior service costs	$—	$(0.3)
Actuarial losses	(0.3)	(1.3)
Total before tax	(0.3)	(1.6)
Tax benefit	0.1	0.6
Net of tax	$(0.2)	$(1.0)

18.    Earnings Per Share

Prior to September 1, 2013, the Company granted awards of nonvested stock that contain a nonforfeitable right to dividends, if declared. In accordance with FASB ASC Topic 260, Earnings Per Share, these awards are considered to be participating securities, and as a result, earnings per share is calculated using the two-class method. The two-class method is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.

Effective September 1, 2013, new grants of awards of nonvested stock do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if such awards do not ultimately vest. As such, these awards are not treated as participating securities in the earnings per share calculation as the employees do not have equivalent dividend rights as common shareholders.

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended December 31,
	2013	2012
Income from continuing operations	$54.9	$46.3
Income from discontinued operations	—	0.2
Net income	54.9	46.5
Earnings allocated to participating securities	(0.2)	(0.3)
Earnings available to common shareholders	$54.7	$46.2

Basic EPS:
Weighted-average common shares outstanding	85,312,326	90,303,191

Diluted EPS:
Basic weighted-average common shares outstanding	85,312,326	90,303,191
Dilutive stock options and other equity-based compensation awards	1,607,395	878,606
Participating restricted stock	(193,181)	(122,859)
Diluted weighted-average common shares outstanding	86,726,540	91,058,938

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The shares included in the following table were not included in the computation of diluted earnings per share attributable to common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

	Three Months Ended December 31,
	2013	2012
Stock options	638,200	2,087,728

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

The Company had reserves of $1.6 million and $1.9 million for losses related to environmental matters that were probable and estimable at December 31, 2013 and September 30, 2013, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2013 and September 30, 2013, the estimated net liabilities for product and general liability claims were $40.7 million and $45.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $283.2 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $81.5 million at December 31, 2013.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Per CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. The Company believes that it is entitled to an equitable adjustment of approximately $5 million under CAS related to the pension plan curtailment. This amount is subject to negotiation with the U.S. government. Because of uncertainty pertaining to the amount and form of any ultimate settlement (current payment or adjustment to future contracts), the Company has not recognized any income from this matter.

20.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services benefiting multiple segments, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$316.5	$—	$316.5	$252.2	$—	$252.2
Telehandlers	217.7	—	217.7	206.9	—	206.9
Other	134.4	—	134.4	122.1	0.1	122.2
Total access equipment	668.6	—	668.6	581.2	0.1	581.3

Defense	481.3	—	481.3	827.8	0.9	828.7

Fire & emergency	189.0	9.0	198.0	171.4	10.7	182.1

Commercial
Concrete placement	81.4	—	81.4	63.3	—	63.3
Refuse collection	80.8	—	80.8	80.8	—	80.8
Other	29.1	1.3	30.4	25.3	7.9	33.2
Total commercial	191.3	1.3	192.6	169.4	7.9	177.3
Intersegment eliminations	—	(10.3)	(10.3)	—	(19.6)	(19.6)
Consolidated sales	$1,530.2	$—	$1,530.2	$1,749.8	$—	$1,749.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Operating income (loss) from continuing operations:
Access equipment	$90.3	$48.9
Defense	24.8	60.9
Fire & emergency	6.9	5.4
Commercial	10.2	8.0
Corporate	(35.6)	(42.7)
Intersegment eliminations	(0.1)	(0.2)
Consolidated	96.5	80.3
Interest expense net of interest income	(15.7)	(13.9)
Miscellaneous other income (expense)	(1.7)	0.3
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$79.1	$66.7

	December 31,	September 30,
	2013	2013
Identifiable assets:
Access equipment:
U.S.	$1,696.3	$1,673.7
Europe (a)	711.6	709.0
Rest of World	205.2	227.6
Total access equipment	2,613.1	2,610.3
Defense - U.S.	326.1	370.4
Fire & emergency - U.S.	484.3	537.1
Commercial:
U.S.	326.9	327.4
Rest of World (a)	33.4	32.6
Total commercial	360.3	360.0
Corporate:
U.S. (b)	675.9	878.0
Rest of World	10.0	9.9
Total corporate	685.9	887.9
Consolidated	$4,469.7	$4,765.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2013	2012
Net sales:
United States	$1,147.0	$1,444.3
Other North America	75.9	57.5
Europe, Africa and Middle East	159.6	131.8
Rest of World	147.7	116.2
Consolidated	$1,530.2	$1,749.8

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$526.5	$817.5	$207.9	$(21.7)	$1,530.2
Cost of sales	477.5	658.3	161.0	(21.7)	1,275.1
Gross income	49.0	159.2	46.9	—	255.1
Selling, general and administrative expenses	61.1	56.4	27.2	—	144.7
Amortization of purchased intangibles	0.1	9.9	3.9	—	13.9
Operating income (loss)	(12.2)	92.9	15.8	—	96.5
Interest expense	(60.4)	(12.4)	(0.9)	57.5	(16.2)
Interest income	0.8	14.6	42.6	(57.5)	0.5
Miscellaneous, net	9.6	(29.4)	18.1	—	(1.7)
Income (loss) from continuing operations before income taxes	(62.2)	65.7	75.6	—	79.1
Provision for (benefit from) income taxes	(19.2)	21.6	22.3	—	24.7
Income (loss) from continuing operations before equity in earnings of affiliates	(43.0)	44.1	53.3	—	54.4
Equity in earnings of consolidated subsidiaries	97.9	16.2	42.4	(156.5)	—
Equity in earnings of unconsolidated affiliates	—	—	0.5	—	0.5
Income from continuing operations	54.9	60.3	96.2	(156.5)	54.9
Discontinued operations, net of tax	—	—	—	—	—
Net income	54.9	60.3	96.2	(156.5)	54.9
Other comprehensive income (loss), net of tax	3.9	(1.7)	5.4	(3.7)	3.9
Comprehensive income	$58.8	$58.6	$101.6	$(160.2)	$58.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$858.4	$731.5	$190.2	$(30.3)	$1,749.8
Cost of sales	769.2	597.1	167.7	(30.2)	1,503.8
Gross income	89.2	134.4	22.5	(0.1)	246.0
Selling, general and administrative expenses	71.8	74.0	5.5	—	151.3
Amortization of purchased intangibles	0.1	9.9	4.4	—	14.4
Operating income	17.3	50.5	12.6	(0.1)	80.3
Interest expense	(50.8)	(14.0)	(1.1)	49.5	(16.4)
Interest income	0.6	10.0	41.4	(49.5)	2.5
Miscellaneous, net	9.1	(27.7)	18.9	—	0.3
Income (loss) from continuing operations before income taxes	(23.8)	18.8	71.8	(0.1)	66.7
Provision for (benefit from) income taxes	(7.4)	5.9	22.5	—	21.0
Income (loss) from continuing operations before equity in earnings of affiliates	(16.4)	12.9	49.3	(0.1)	45.7
Equity in earnings of consolidated subsidiaries	62.9	17.0	11.8	(91.7)	—
Equity in earnings of unconsolidated affiliates	—	—	0.6	—	0.6
Income from continuing operations	46.5	29.9	61.7	(91.8)	46.3
Discontinued operations, net of tax	—	0.2	—	—	0.2
Net income	46.5	30.1	61.7	(91.8)	46.5
Other comprehensive income (loss), net of tax	9.6	—	8.6	(8.6)	9.6
Comprehensive income	$56.1	$30.1	$70.3	$(100.4)	$56.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$539.7	$4.8	$14.2	$—	$558.7
Receivables, net	179.2	397.2	157.3	(40.2)	693.5
Inventories, net	164.2	414.7	244.6	—	823.5
Other current assets	113.3	51.9	25.0	—	190.2
Total current assets	996.4	868.6	441.1	(40.2)	2,265.9
Investment in and advances to consolidated subsidiaries	2,295.8	(645.0)	3,582.7	(5,233.5)	—
Intangible assets, net	2.1	1,056.6	685.7	—	1,744.4
Other long-term assets	168.4	147.6	143.4	—	459.4
Total assets	$3,462.7	$1,427.8	$4,852.9	$(5,273.7)	$4,469.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$166.0	$207.9	$96.3	$(33.9)	$436.3
Customer advances	80.8	223.5	2.4	—	306.7
Other current liabilities	185.4	167.3	89.1	(6.3)	435.5
Total current liabilities	432.2	598.7	187.8	(40.2)	1,178.5
Long-term debt, less current maturities	873.8	—	—	—	873.8
Other long-term liabilities	123.9	121.9	138.8	—	384.6
Shareholders' equity	2,032.8	707.2	4,526.3	(5,233.5)	2,032.8
Total liabilities and shareholders' equity	$3,462.7	$1,427.8	$4,852.9	$(5,273.7)	$4,469.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$711.7	$2.7	$19.1	$—	$733.5
Receivables, net	200.9	452.8	180.8	(40.2)	794.3
Inventories, net	195.3	391.3	236.5	(1.1)	822.0
Other current assets	130.7	52.1	20.5	0.3	203.6
Total current assets	1,238.6	898.9	456.9	(41.0)	2,553.4
Investment in and advances to consolidated subsidiaries	2,188.2	(594.0)	3,479.2	(5,073.4)	—
Intangible assets, net	2.2	1,067.6	685.9	—	1,755.7
Other long-term assets	168.7	153.0	134.9	—	456.6
Total assets	$3,597.7	$1,525.5	$4,756.9	$(5,114.4)	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$216.9	$256.6	$90.9	$(32.7)	$531.7
Customer advances	69.8	221.3	3.3	—	294.4
Other current liabilities	191.1	270.4	101.4	(8.3)	554.6
Total current liabilities	477.8	748.3	195.6	(41.0)	1,380.7
Long-term debt, less current maturities	890.0	—	—	—	890.0
Other long-term liabilities	122.1	125.5	139.6	—	387.2
Shareholders' equity	2,107.8	651.7	4,421.7	(5,073.4)	2,107.8
Total liabilities and shareholders' equity	$3,597.7	$1,525.5	$4,756.9	$(5,114.4)	$4,765.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(4.6)	$(61.7)	$71.0	$—	$4.7

Investing activities:
Additions to property, plant and equipment	(6.2)	(3.8)	(4.3)	—	(14.3)
Additions to equipment held for rental	—	—	(9.5)	—	(9.5)
Intercompany investing	(5.2)	74.2	(62.3)	(6.7)	—
Other investing activities	(2.2)	—	0.3	—	(1.9)
Net cash provided (used) by investing activities	(13.6)	70.4	(75.8)	(6.7)	(25.7)

Financing activities:
Repurchases of Common Stock	(145.5)	—	—	—	(145.5)
Repayment of long-term debt	(16.2)	—	—	—	(16.2)
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Dividends paid	(12.8)	—	—	—	(12.8)
Intercompany financing	(0.3)	(6.5)	0.1	6.7	—
Other financing activities	4.9	—	—	—	4.9
Net cash provided (used) by financing activities	(153.8)	(6.5)	0.1	6.7	(153.5)

Effect of exchange rate changes on cash	—	(0.1)	(0.2)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(172.0)	2.1	(4.9)	—	(174.8)
Cash and cash equivalents at beginning of period	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of period	$539.7	$4.8	$14.2	$—	$558.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(79.3)	$34.3	$90.1	$—	$45.1

Investing activities:
Additions to property, plant and equipment	(3.0)	(2.9)	(2.4)	—	(8.3)
Additions to equipment held for rental	—	—	(1.1)	—	(1.1)
Intercompany investing	130.7	(27.2)	(96.2)	(7.3)	—
Other investing activities	—	—	3.5	—	3.5
Net cash provided (used) by investing activities	127.7	(30.1)	(96.2)	(7.3)	(5.9)

Financing activities:
Repurchases of Common Stock	(125.1)	—	—	—	(125.1)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Intercompany financing	(0.3)	(6.5)	(0.5)	7.3	—
Other financing activities	—	—	—	—	—
Net cash provided (used) by financing activities	(124.7)	(6.5)	(0.5)	7.3	(124.4)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Increase (decrease) in cash and cash equivalents	(76.3)	(2.3)	(6.4)	—	(85.0)
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$423.7	$3.2	$28.8	$—	$455.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, especially with the current outlook for U.S. and European economic recoveries; the strength of emerging market growth and projected adoption rate of work at height machinery; the expected level and timing of U.S. Department of Defense ("DoD") and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company's ability to successfully manage the cost reductions required as a result of the significant projected decrease in sales levels in the defense segment; the Company's ability to win a U.S. Joint Light Tactical Vehicle ("JLTV") production contract award; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic uncertainty, which could lead to additional impairment charges related to many of the Company's intangible assets and/or a slower recovery in the Company's cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company's products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company's ability to comply with complex laws and regulations applicable to U.S. government contractors; and risks related to the Company's ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 28, 2014 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

All references herein to earnings per share refer to earning per share assuming dilution. Results have been revised to exclude from continuing operations the results of the Company's ambulance business. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as wreckers and carriers. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers, and towing companies in the U.S. and abroad.

Defense — tactical trucks and supply parts and services sold to the U.S. military and to other militaries around the world.

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, simulator shelters and other emergency vehicles sold primarily to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and television stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

The first quarter of fiscal 2014 was another strong quarter for the Company led by significantly improved access equipment segment performance which offset the operating income impact of an expected decline in defense segment sales. Disciplined execution of the Company's MOVE strategy, leveraging the tools and processes of the Oshkosh Operating System ("OOS"), along with some favorable product mix and timing in the access equipment segment, resulted in each segment exceeding the Company's previous earnings expectations for the quarter. In addition to improved operating performance, the access equipment segment benefited from a strong product mix and acceleration of some customer purchases of aerial work platforms ahead of Tier 4 engine price increases. The Company has been managing the expected significant decline in its defense segment sales through periodic reductions to its fixed and variable costs as production rates decline. The Company reported earnings per share from continuing operations of $0.63 for the first quarter of fiscal 2014, up from $0.51 for the first quarter of fiscal 2013, which included $16.3 million pre-tax ($10.4 million, or $0.11 per share, after-tax) of costs incurred in connection with a tender offer for the Company's Common Stock and threatened proxy contest.

Consolidated net sales for the first quarter of fiscal 2014 were $1.53 billion, a 12.6% decrease from the first quarter of fiscal 2013. An expected sales decline in the Company's defense segment was partially offset by increased sales in the Company's access equipment, fire & emergency and commercial segments.

Consolidated operating income for the first quarter of fiscal 2014 was $96.5 million, or 6.3% of sales, compared to $80.3 million, or 4.6% of sales, in the first quarter of fiscal 2013. Operating income margins improved in the first quarter of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment and lower corporate operating expenses, offset in part by adverse fixed cost absorption in the defense segment due to significantly lower sales volume. Corporate expenses in the first quarter of fiscal 2013 included $16.3 million of costs related to a tender offer for the Company's Common Stock and a threatened proxy contest.

The Company repurchased 3.0 million shares of its Common Stock in the first quarter of fiscal 2014 at an aggregate cost of $145.5 million, reflecting the Company's continued confidence in its MOVE strategy and the OOS. Between November 15, 2012 and December 31, 2013, the Company repurchased a total of 9.1 million shares of its Common Stock at an aggregate cost of $347.3 million, exceeding its targeted share repurchase spending of $300 million.

As a result of the Company's stronger than expected first fiscal quarter results and confidence in the continued execution of the MOVE strategy, the Company increased its estimated earnings per share range for full-year fiscal 2014 from $3.10 to $3.40 per share to $3.40 to $3.65 per share.

The Company now expects access equipment segment sales will be between $3.35 billion and $3.40 billion for fiscal 2014, up from the Company's previous sales estimate range of $3.3 billion to $3.4 billion in spite of reduced backlog at December 31, 2013 as compared to December 31, 2012. The Company believes the reduced backlog reflects timing of large orders from U.S. national rental companies rather than a reflection of demand. The Company now believes that operating income margins in the access equipment segment for fiscal 2014 will be in the 14.25% to 14.5% range, up from the Company's previous estimate range of 13.5% to 13.75%, reflecting continued operational improvements and the benefits from an agreement on the final pricing of a multi-year U.S. military contract, which the Company recorded in the first quarter of fiscal 2014.

The Company now expects sales in the defense segment will be between $1.75 billion and $1.80 billion for fiscal 2014, which is at the lower end of the Company's previous sales estimate range of $1.75 billion to $1.85 billion. The decrease in the Company's defense segment sales expectations reflects the shift of expected international defense sales from fiscal 2014 to fiscal 2015 due to the long lead times typically associated with obtaining international defense orders. Due to expected continued operational efficiency improvements, the Company now believes operating income margins in the defense segment for fiscal 2014 will be between 3.75% and 4.0%, slightly higher than its previous expectations of 3.5% to 3.7%.

The Company expects sales in the fire & emergency segment will be in the range of $800 million to $825 million for fiscal 2014, unchanged from the Company's previous expectations. The Company continues to believe that fire & emergency segment operating income margins will be in the 4.0% to 4.5% range for fiscal 2014.

The Company believes that sales in the commercial segment for fiscal 2014 will be in the range of $850 million to $900 million for fiscal 2014, unchanged from the Company's previous expectations. The Company believes that operating income margins in the commercial segment for fiscal 2014 will be in the 6.75% to 7.0% range, unchanged from its previous expectations.

The Company continues to expect that corporate expenses will be approximately $147 million for fiscal 2014. The Company now believes that its fiscal 2014 effective income tax rate will approximate 32%, up from its previous estimate of approximately 31% as a result of higher state taxes and a lower domestic manufacturing deduction benefit. The Company's expectations assume an average full-year fiscal 2014 share count of approximately 85.5 million shares. The Company expects capital expenditures for fiscal 2014 to be approximately $80 million, consistent with the Company's previous expectations.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2014	2013
Net sales:
Access equipment	$668.6	$581.3
Defense	481.3	828.7
Fire & emergency	198.0	182.1
Commercial	192.6	177.3
Intersegment eliminations	(10.3)	(19.6)
Consolidated	$1,530.2	$1,749.8

First Quarter Fiscal 2014 Compared to 2013

Consolidated net sales decreased $219.6 million, or 12.6%, to $1.53 billion in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. An expected decline in the Company's defense segment was partially offset by increased sales in the Company's access equipment, fire & emergency and commercial segments.

Access equipment segment net sales increased $87.3 million, or 15.0%, to $668.6 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase in access equipment segment sales was principally the result of higher replacement driven demand in North America and Europe (up a combined 17%) and favorable pricing (up $8 million), offset in part by lower U.S. military telehandler sales (down $10 million) under a contract that was completed in the fourth quarter of fiscal 2013. The increase in unit volumes in North America was due in part to acceleration of some customer purchases ahead of Tier 4 engine price increases.

Defense segment net sales decreased $347.4 million, or 41.9%, to $481.3 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $370 million), offset in part by higher international sales of Mine Resistant Ambush Protected All-Terrain Vehicles.

Fire & emergency segment net sales increased $15.9 million, or 8.7%, to $198.0 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase in fire & emergency segment sales primarily reflected sales under a multi-unit international aircraft rescue and firefighting vehicle order (up $13 million) and improved domestic fire apparatus volume (up $5 million) as a result of improved market conditions.

Commercial segment net sales increased $15.3 million, or 8.6%, to $192.6 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase in commercial segment sales was primarily attributable to improved aftermarket parts & services sales (up $9 million) and improved concrete placement volume (up $8 million).

Analysis of Consolidated Cost of Sales

First Quarter Fiscal 2014 Compared to 2013

Consolidated cost of sales was $1.28 billion, or 83.3% of sales, in the first quarter of fiscal 2014 compared to $1.50 billion, or 85.9% of sales, in the first quarter of fiscal 2013. The 260 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to favorable product mix (360 basis points) and higher sales prices (100 basis points), offset in part by higher new product development spending (80 basis points) and unfavorable absorption of fixed costs in the defense segment as a result of the lower sales (80 basis points). The favorable product mix was largely a result of a lower mix of Family of Medium Tactical Vehicles ("FMTV") sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2014	2013
Operating income (loss):
Access equipment	$90.3	$48.9
Defense	24.8	60.9
Fire & emergency	6.9	5.4
Commercial	10.2	8.0
Corporate	(35.6)	(42.7)
Intersegment eliminations	(0.1)	(0.2)
Consolidated	$96.5	$80.3

First Quarter Fiscal 2014 Compared to 2013

Consolidated operating income increased 20.2% to $96.5 million, or 6.3% of sales, in the first quarter of fiscal 2014 compared to $80.3 million, or 4.6% of sales, in the first quarter of fiscal 2013. Operating income margins improved in the first quarter of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment and lower corporate operating expenses, offset in part by adverse absorption of fixed costs in the defense segment due to lower sales volumes. Corporate expenses in the first quarter of fiscal 2013 included $16.3 million of costs related to a tender offer for the Company's Common Stock and a threatened proxy contest.

Access equipment segment operating income increased 84.6% to $90.3 million, or 13.5% of sales, in the first quarter of fiscal 2014 compared to $48.9 million, or 8.4% of sales, in the first quarter of fiscal 2013. The increase in operating income was primarily the result of a higher concentration of more profitable aerial work platform sales (up $20 million), the gross profit associated with higher sales volume (up $13 million) and favorable pricing (up $8 million). Results in the first quarter of fiscal 2014 also benefited by approximately $7.5 million as a result of the Company reaching an agreement on the final pricing of a multi-year U.S. military contract.

Defense segment operating income decreased 59.3% to $24.8 million, or 5.2% of sales, in the first quarter of fiscal 2014 compared to $60.9 million, or 7.4% of sales, in the first quarter of fiscal 2013. The decrease in operating income was largely due to lower gross profit due to lower sales volume (down $35 million).

Fire & emergency segment operating income increased 28.5% to $6.9 million, or 3.5% of sales, in the first quarter of fiscal 2014 compared to $5.4 million, or 2.9% of sales, in the first quarter of fiscal 2013. The increase in operating income was largely the result of higher gross profit due to higher sales volume (up $2 million).

Commercial segment operating income increased 27.7% to $10.2 million, or 5.3% of sales, in the first quarter of fiscal 2014 compared to $8.0 million, or 4.5% of sales, in the first quarter of fiscal 2013. The increase in operating income was primarily a result of higher gross profit due to higher sales volume (up $4 million).

Corporate operating expenses decreased $7.1 million to $35.6 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease in corporate expenses was primarily due to $16.3 million of costs in the first quarter of fiscal 2013 related to a tender offer for the Company's Common Stock and a threatened proxy contest, offset in part by higher information technology spending (up $6 million) in the first quarter of fiscal 2014.

Consolidated selling, general and administrative expenses decreased 4.4% to $144.7 million, or 9.5% of sales, in the first quarter of fiscal 2014 compared to $151.3 million, or 8.6% of sales, in the first quarter of fiscal 2013. The decrease in selling, general and administrative expenses was primarily due to lower corporate costs. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to the other segments, in large part due to concentration of business with the DoD. The defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As defense segment sales have decreased and access equipment and commercial segment sales have increased, consolidated selling, general and administrative expenses as a percent of sales have increased.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2014 Compared to 2013

Interest expense net of interest income increased $1.8 million to $15.7 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 as a result of the recognition in the first quarter of fiscal 2013 of $2.3 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $1.7 million in the first quarter of fiscal 2014 compared to miscellaneous income $0.3 million in the first quarter of fiscal 2013 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 31.2% of pre-tax income in the first quarter of fiscal 2014 compared to 31.5% in the prior year quarter. Results for the first quarter of fiscal 2014 when compared to the U.S. statutory tax rate were favorably impacted by lower tax expense due to $1.8 million in discrete tax benefits recorded in the quarter (230 basis points). The first quarter of fiscal 2013 tax provision included $1.9 million in lower tax expense (280 basis points) when compared to the U.S. statutory tax rate as a result of provision to return adjustments upon filing the Company's fiscal 2012 tax returns.

Equity in earnings of unconsolidated affiliates of $0.5 million in the first quarter of fiscal 2014 and $0.6 million in the first quarter of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2013

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2013	2013
Cash and cash equivalents	$558.7	$733.5
Total debt	938.8	955.0
Shareholders’ equity	2,032.8	2,107.8
Total capitalization (debt plus equity)	2,971.6	3,062.8
Debt to total capitalization	31.6%	31.2%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At December 31, 2013, the Company had cash and cash equivalents of $558.7 million, of which approximately 7% was located outside the United States. The Company expects to meet its fiscal 2014 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $443.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of December 31, 2013. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization of 31.6% remained within its targeted range at the end of the first quarter of fiscal 2014. The Company repurchased 3.0 million shares of its Common Stock in the first quarter of fiscal 2014 at an aggregate cost of $145.5 million. Between November 15, 2012 and December 31, 2013, the Company repurchased an aggregate of 9.1 million shares of its Common Stock at an aggregate cost of $347.3 million, exceeding its targeted share repurchase spending of $300 million. The Company repurchased shares of its Common Stock under a share repurchase authorization for 11,000,000 shares of Common Stock approved by the Company's Board of Directors on November 15, 2012. As of December 31, 2013, the Company had 1,933,564 shares of Common Stock remaining under this authorization.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 40 days at September 30, 2013 to 39 days at December 31, 2013. Days sales outstanding for segments other than the defense segment were 46 days at December 31, 2013, up slightly from 45 days at September 30, 2013. Consolidated inventory turns (defined as “Cost of Sales” divided by the average “Inventory” at the past five quarter end periods) decreased from 5.8 times at September 30, 2013 to 5.5 times at December 31, 2013. The decrease in inventory turns was primarily due to longer in-transit times attributable to international sales in the defense segment.

Cash Flows

Operating Cash Flows

The Company generated $4.7 million of cash from operating activities during the first three months of fiscal 2014 compared to $45.1 million during the first three months of fiscal 2013. The decrease in cash generated from operating activities was primarily due to the payment of a large customer rebate in December 2013. Historically, the Company has made this rebate payment in its second fiscal quarter. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start-up or conclusion of large defense contracts and the timing of receipt of individually large performance-based payments from the DoD, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first three months of fiscal 2014 was $25.7 million compared to $5.9 million in the first three months of fiscal 2013. Capital spending, excluding equipment held for rental, of $14.3 million in the first three months of fiscal 2014 reflected an increase of $6.0 million compared to capital spending in the first three months of fiscal 2013. In fiscal 2014, the Company expects capital spending to approximate $80 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $153.5 million in the first three months of fiscal 2014 compared to a net use of cash of $124.4 million in the first three months of fiscal 2013. In the first three months of fiscal 2014 and 2013, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $145.5 million and $125.1 million, respectively. The Company expects to repurchase additional shares of its Common Stock in the remainder of fiscal 2014, but likely in much lesser amounts than in the first quarter.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $558.7 million (of which approximately 7% was located outside the United States), the Company had $443.5 million of unused availability under the Revolving Credit Facility as of December 31, 2013. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

The Company maintains a senior secured credit agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in October 2015 with an initial maximum aggregate amount of availability of $525 million and (ii) a $438.75 million term loan due in quarterly principal installments of $16.25 million commencing March 31, 2014 with a balloon payment of $341.25 million due at maturity in October 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement. Depending upon market conditions, the Company may seek to amend or replace the Credit Agreement in fiscal 2014.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2013 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 1, 2012 in an aggregate amount not exceeding the sum of:

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2013.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2013 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2013 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2013 have not materially changed since that report was filed.

New Accounting Standards

No new accounting standards are expected to have a material effect on the Company’s condensed consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 28% of the Company’s net sales in the first three months of fiscal 2014. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2013 decreased 38.8% to $2.78 billion compared to $4.53 billion at December 31, 2012 primarily due to a significant decline in defense segment backlog as a result of reduced DoD spending. Access equipment segment backlog decreased 38.9% to $468.4 million at December 31, 2013 compared to $767.1 million at December 31, 2012 due largely to expected timing of orders from North American national rental companies and a $55.6 million decrease in military telehandler backlog as work was completed on that contract in fiscal 2013. Defense segment backlog decreased 48.2% to $1.63 billion at December 31, 2013 compared to $3.14 billion at December 31, 2012 due largely to the fulfillment of Family of Heavy Tactical Vehicles (“FHTV”) and FMTV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 5.7% to $506.6 million at December 31, 2013 compared to $479.2 million at December 31, 2012 generally due to improvement in the domestic fire apparatus market. Commercial segment backlog increased 17.4% to $171.3 million at December 31, 2013 compared to $145.9 million at December 31, 2012. Unit backlog for concrete mixers was up 7.9% at December 31, 2013 compared to December 31, 2012. Unit backlog for refuse collection vehicles was up 8.5% at December 31, 2013 compared to December 31, 2012.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 16% of the Company’s December 31, 2013 backlog is not expected to be filled in fiscal 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2013, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2013, which have not materially changed other than as reflected below.

Certain of our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop redeployments have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no planned funding for the FMTV program starting in fiscal 2015. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is unknown, but directionally, we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

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

The global economy continues to experience weakness, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on the global economies and may not be sustainable. Continued weakness in U.S. and European housing starts and non-residential construction spending compared to historical levels is contributing to cyclically lower sales volumes. In addition, weakness in U.S. housing starts compared to historical levels has also resulted in lower municipal tax revenues, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may result in our inability to achieve our MOVE performance targets or cause future weakness in demand for our products. Furthermore, growth in certain other global markets has slowed or could slow, which could negatively impact our sales in those markets. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the global economic weakness will not continue or become more severe. In addition, we cannot provide any assurance that any economic recovery will not progress more slowly than what we or the market expect. If the global economic weakness continues or becomes more severe, or if any economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 36% of our sales in fiscal 2013 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

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

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate. In particular, we are competing for the U.S. JLTV contract, which is the only U.S. tactical wheeled vehicle contract of significant size that is available for bid by us for the foreseeable future. As such, the JLTV contract win is critically important for the long-term outlook of our defense segment, which is dedicated to tactical wheeled vehicle manufacturing and sales. We expect pricing will be an important evaluation factor in this competition.

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

•
We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet our obligations under these contracts, the U.S. government may discontinue, suspend or reduce the PBPs that it currently provides under these contracts. The U.S. government also has become less willing to offer PBPs and has generally reduced the amount of PBPs on new contract awards. If we stop receiving PBPs or receive PBPs at lower levels on future contract awards, it could have an adverse effect on our cash flows. With the decline in defense segment backlog, we are no longer receiving the magnitude of PBPs as we have historically received. This current reduction in our receipt of PBPs is having a negative effect on our cash flows as we complete units for which we previously received PBPs.

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

In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The first disclosure deadline under the final rules is May 31, 2014, and by that date, an SEC reporting company must make disclosures regarding products it sold in calendar 2013. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. Our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries, particularly those that finance or benefit armed groups, we have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	4,893,153
November 1 - November 30	2,151,098	49.17	2,151,098	2,742,055
December 1 - December 31	808,491	49.11	808,491	1,933,564
Total	2,959,589		2,959,589	1,933,564
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. As of December 31, 2013, the Company had repurchased 9,066,436 shares of Common Stock under this authorization. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company's credit agreement limits the amount of dividends and other distributions, including repurchases of shares of Common Stock, the Company may pay after April 1, 2012 up to $485.0 million; plus (i) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 31, 2012 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indenture also contains restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 28, 2014	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

January 28, 2014	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 28, 2014	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.