Form 10-Q
period 2014-03-31
OSHKOSH CORP
filed 2014-04-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 22, 2014, 84,938,946 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$1,677.9	$1,984.4	$3,208.1	$3,734.2
Cost of sales	1,386.7	1,681.0	2,661.8	3,184.8
Gross income	291.2	303.4	546.3	549.4

Operating expenses:
Selling, general and administrative	158.0	154.3	302.7	305.6
Amortization of purchased intangibles	13.8	14.5	27.7	28.9
Total operating expenses	171.8	168.8	330.4	334.5
Operating income	119.4	134.6	215.9	214.9

Other income (expense):
Interest expense	(27.0)	(16.4)	(43.2)	(32.8)
Interest income	0.5	1.7	1.0	4.2
Miscellaneous, net	0.5	0.1	(1.2)	0.4
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	93.4	120.0	172.5	186.7
Provision for income taxes	22.9	34.8	47.6	55.8
Income from continuing operations before equity in earnings of unconsolidated affiliates	70.5	85.2	124.9	130.9
Equity in earnings of unconsolidated affiliates	1.0	0.7	1.5	1.3
Income from continuing operations, net of tax	71.5	85.9	126.4	132.2
Income from discontinued operations, net of tax	—	0.6	—	0.8
Net income	$71.5	$86.5	$126.4	$133.0

Earnings per share attributable to common shareholders-basic:
From continuing operations	$0.84	$0.98	$1.49	$1.48
From discontinued operations	—	0.01	—	0.01
	$0.84	$0.99	$1.49	$1.49

Earnings per share attributable to common shareholders-diluted:
From continuing operations	$0.83	$0.96	$1.47	$1.46
From discontinued operations	—	0.01	—	0.01
	$0.83	$0.97	$1.47	$1.47

Cash dividends on Common Stock	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$71.5	$86.5	$126.4	$133.0
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.3	1.0	0.5	2.0
Currency translation adjustments	2.5	(10.0)	6.2	(1.4)
Total other comprehensive income (loss), net of tax	2.8	(9.0)	6.7	0.6
Comprehensive income	$74.3	$77.5	$133.1	$133.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$420.0	$733.5
Receivables, net	986.3	794.3
Inventories, net	913.1	822.0
Deferred income taxes, net	65.2	67.6
Prepaid income taxes	61.5	100.4
Other current assets	31.6	35.6
Total current assets	2,477.7	2,553.4
Investment in unconsolidated affiliates	22.7	20.9
Property, plant and equipment, net	369.4	362.2
Goodwill	1,044.3	1,041.0
Purchased intangible assets, net	687.4	714.7
Other long-term assets	82.5	73.5
Total assets	$4,684.0	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$15.0	$65.0
Accounts payable	608.2	531.7
Customer advances	317.6	294.4
Payroll-related obligations	119.1	146.9
Accrued warranty	94.3	101.3
Deferred revenue	17.4	23.8
Other current liabilities	142.8	217.6
Total current liabilities	1,314.4	1,380.7
Long-term debt, less current maturities	885.0	890.0
Deferred income taxes, net	118.5	143.0
Other long-term liabilities	253.3	244.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 and 92,101,465 shares issued, respectively)	0.9	0.9
Additional paid-in capital	740.8	725.6
Retained earnings	1,682.5	1,581.5
Accumulated other comprehensive loss	(7.9)	(14.6)
Common Stock in treasury, at cost (7,452,119 and 5,566,890 shares, respectively)	(303.5)	(185.6)
Total shareholders’ equity	2,112.8	2,107.8
Total liabilities and shareholders' equity	$4,684.0	$4,765.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$1,853.5
Net income	—	—	133.0	—	—	133.0
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	2.0	—	2.0
Currency translation adjustments, net	—	—	—	(1.4)	—	(1.4)
Repurchases of Common Stock	—	—	—	—	(125.1)	(125.1)
Exercise of stock options	—	(1.1)	—	—	16.8	15.7
Stock-based compensation expense	—	10.8	—	—	—	10.8
Tax shortfall related to stock-based compensation	—	(0.8)	—	—	—	(0.8)
Other	—	(0.8)	0.1	—	0.7	—
Balance at March 31, 2013	$0.9	$711.6	$1,396.6	$(100.8)	$(120.6)	$1,887.7

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	126.4	—	—	126.4
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	0.5	—	0.5
Currency translation adjustments, net	—	—	—	6.2	—	6.2
Cash dividends ($0.30 per share)	—	—	(25.4)	—	—	(25.4)
Repurchases of Common Stock	—	—	—	—	(152.8)	(152.8)
Exercise of stock options	—	(0.3)	—	—	33.9	33.6
Stock-based compensation expense	—	11.0	—	—	—	11.0
Tax benefit related to stock-based compensation	—	6.7	—	—	—	6.7
Other	—	(2.2)	—	—	1.0	(1.2)
Balance at March 31, 2014	$0.9	$740.8	$1,682.5	$(7.9)	$(303.5)	$2,112.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended March 31,
	2014	2013
Operating activities:
Net income	$126.4	$133.0
Depreciation and amortization	63.5	63.3
Stock-based compensation expense	11.0	10.8
Deferred income taxes	(22.2)	(13.8)
Other non-cash adjustments	4.1	(6.7)
Changes in operating assets and liabilities	(237.1)	(142.2)
Net cash provided (used) by operating activities	(54.3)	44.4

Investing activities:
Additions to property, plant and equipment	(36.4)	(15.4)
Additions to equipment held for rental	(11.0)	(10.1)
Contribution to rabbi trust	(1.9)	—
Proceeds from sale of equipment held for rental	2.7	3.9
Other investing activities	(0.4)	(3.3)
Net cash used by investing activities	(47.0)	(24.9)

Financing activities:
Repurchases of Common Stock	(152.8)	(125.1)
Repayment of long-term debt	(705.0)	—
Proceeds from issuance of long-term debt	650.0	—
Debt issuance costs	(18.8)	—
Proceeds from exercise of stock options	33.6	15.7
Dividends paid	(25.4)	—
Excess tax benefit from stock-based compensation	6.5	0.8
Net cash used by financing activities	(211.9)	(108.6)

Effect of exchange rate changes on cash	(0.3)	0.7
Decrease in cash and cash equivalents	(313.5)	(88.4)
Cash and cash equivalents at beginning of period	733.5	540.7
Cash and cash equivalents at end of period	$420.0	$452.3

Supplemental disclosures:
Cash paid for interest	$29.8	$30.2
Cash paid for income taxes	14.6	44.0

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

2.    Discontinued Operations

In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Medtec was previously included in the Company's fire & emergency segment. Due to the closure of this business, it has been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income. Results of discontinued operations were as follows (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2013	March 31, 2013
Net sales	$9.0	$20.2
Cost of sales	7.9	18.8
Gross income	1.1	1.4
Selling, general and administrative	—	(0.2)
Operating income	1.1	1.6
Other expense	(0.1)	(0.4)
Income before income taxes	1.0	1.2
Provision for income taxes	0.4	0.4
Income from discontinued operations, net of tax	$0.6	$0.8

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2014	2013
U.S. government:
Amounts billed	$146.5	$118.3
Costs and profits not billed	34.7	31.7
	181.2	150.0
Other trade receivables	785.9	607.6
Finance receivables	8.9	3.3
Notes receivable	22.2	22.2
Other receivables	29.5	51.4
	1,027.7	834.5
Less allowance for doubtful accounts	(24.0)	(20.4)
	$1,003.7	$814.1

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At March 31, 2014, the Company had recorded $5.1 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded revenue of $7.5 million and $3.3 million for the six months ended March 31, 2014 and 2013, respectively, related to changes in estimates on undefinitized contracts. The changes increased net income by $4.7 million, or $0.05 per diluted share, and $2.1 million, or $0.02 per diluted share, for the six months ended March 31, 2014 and 2013, respectively.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2014	2013
Current receivables	$986.3	$794.3
Long-term receivables	17.4	19.8
	$1,003.7	$814.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivables
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	1.8	0.6	19.9	20.2
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	8.9	3.3	—	—
Allowance for doubtful accounts	(0.2)	—	—	—
Receivables subject to specific reserves	—	—	22.2	22.2
Allowance for doubtful accounts	—	—	(13.8)	(11.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2014, approximately 90% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivables are applied first to principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. For the six months ended March 31, 2014 and 2013, the Company recognized interest income as the result of the receipt of payment from a customer on a note receivable on nonaccrual status of $0.1 million and $3.7 million, respectively. The Company determines past due or delinquency status based upon the due date of the receivable.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2014, restructured finance receivables and notes receivables were $1.5 million and $19.9 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2014.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.1	$11.0	$9.4	$20.5	$1.5	$8.0	$9.0	$18.5
Provision for doubtful accounts, net of recoveries	0.1	2.8	1.1	4.0	(0.2)	3.0	2.4	5.2
Charge-off of accounts	—	(0.1)	(0.1)	(0.2)	—	—	(0.4)	(0.4)
Foreign currency translation	—	0.1	(0.4)	(0.3)	—	—	—	—
Allowance for doubtful accounts at end of period	$0.2	$13.8	$10.0	$24.0	$1.3	$11.0	$11.0	$23.3

	Six Months Ended March 31, 2014				Six Months Ended March 31, 2013
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$11.0	$9.4	$20.4	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	0.2	2.8	1.1	4.1	(0.1)	3.0	2.8	5.7
Charge-off of accounts	—	(0.1)	(0.1)	(0.2)	—	—	(0.4)	(0.4)
Foreign currency translation	—	0.1	(0.4)	(0.3)	—	—	—	—
Allowance for doubtful accounts at end of period	$0.2	$13.8	$10.0	$24.0	$1.3	$11.0	$11.0	$23.3

4.    Inventories

Inventories consisted of the following (in millions):

		March 31,	September 30,
		2014	2013
Raw materials		$468.2	$428.4
Partially finished products		258.1	272.4
Finished products		359.1	312.6
Inventories at FIFO cost		1,085.4	1,013.4
Less:	Progress/performance-based payments on U.S. government contracts	(92.6)	(114.9)
	Excess of FIFO cost over LIFO cost	(79.7)	(76.5)
		$913.1	$822.0

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	March 31,	September 30,
	2014	2013
RiRent (The Netherlands)	$12.0	$11.9
Mezcladoras (Mexico)	10.7	9.0
	$22.7	$20.9

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company recognized sales to RiRent of $2.1 million and $0.2 million during the six months ended March 31, 2014 and March 31, 2013, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €12.0 million bank credit facility, the partners of RiRent have committed that RiRent will maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 72.2% as of March 31, 2014).

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2014	2013
Land and land improvements	$47.9	$47.8
Buildings	245.0	242.6
Machinery and equipment	601.2	583.1
Equipment on operating lease to others	28.5	19.6
Construction in progress	6.7	—
	929.3	893.1
Less accumulated depreciation	(559.9)	(530.9)
	$369.4	$362.2

Depreciation expense recorded in continuing operations was $15.5 million and $16.2 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense recorded in continuing operations was $31.2 million and $32.0 million for the six months ended March 31, 2014 and 2013, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at March 31, 2014 and September 30, 2013 was $21.1 million and $14.0 million, respectively.

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

The following table presents changes in goodwill during the six months ended March 31, 2014 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2013	$913.5	$106.1	$21.4	$1,041.0
Foreign currency translation	3.5	—	(0.2)	3.3
Net goodwill at March 31, 2014	$917.0	$106.1	$21.2	$1,044.3

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2014			September 30, 2013
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,849.1	$(932.1)	$917.0	$1,845.6	$(932.1)	$913.5
Fire & emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.1	(175.9)	21.2	197.3	(175.9)	21.4
	$2,160.5	$(1,116.2)	$1,044.3	$2,157.2	$(1,116.2)	$1,041.0

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2014
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(24.4)	$31.0
Non-compete	10.5	56.4	(56.2)	0.2
Technology-related	11.9	103.9	(70.9)	33.0
Customer relationships	12.7	567.9	(334.8)	233.1
Other	16.6	16.6	(13.6)	3.0
	14.3	800.2	(499.9)	300.3
Non-amortizable trade names		387.1	—	387.1
		$1,187.3	$(499.9)	$687.4

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2014 and the five years succeeding September 30, 2014 were as follows: 2014 (remaining six months) - $27.8 million; 2015 - $54.8 million; 2016 - $54.2 million; 2017 - $45.9 million; 2018 - $38.1 million and 2019 - $36.7 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2014	2013
Senior Secured Term Loan	$400.0	$455.0
8¼% Senior notes due March 2017	—	250.0
8½% Senior notes due March 2020	250.0	250.0
5.375% Senior notes due March 2022	250.0	—
	900.0	955.0
Less current maturities	(15.0)	(65.0)
	$885.0	$890.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	15.0	65.0
	$15.0	$65.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600.0 million and (ii) a $400.0 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million commencing September 30, 2014 with a balloon payment of $310.0 million due at maturity in March 2019. The Company recognized approximately $0.5 million of expense on the partial extinguishment of debt under the former credit agreement. Of the remaining costs incurred in connection with the refinancing, approximately $4.4 million was capitalized and will be amortized over the term of the Credit Agreement.

At March 31, 2014, outstanding letters of credit of $82.6 million reduced available capacity under the Revolving Credit Facility to $517.4 million.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries, and the Company will guarantee the obligations of certain of its subsidiaries under the Credit Agreement. Subject to certain exceptions, the Credit Agreement is collateralized by (i) a first-priority perfected lien on substantially all of the personal property of the Company and

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary of the Company.
Under the Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.225% to 0.35% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.625% to 2.00% per annum of the maximum amount available to be drawn under each performance letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2014, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2014 was 1.65%.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures.

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

•
Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of 3.00 to 1.0.

With certain exceptions, the Company may elect to have the collateral pledged in connection with the Credit Agreement released during any period that the Company maintains an investment grade corporate family rating from either Standard & Poor’s Ratings Group or Moody’s Investor Service Inc. During any such period when the collateral has been released, the Company’s leverage ratio as of the last day of any fiscal quarter must not be greater than 3.75 to 1.00, and the Company would not be subject to any additional requirement to limit its senior secured leverage ratio.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2014.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after March 3, 2010 in an aggregate amount not exceeding the sum of:

i.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and

ii.	100% of the aggregate net proceeds received by the Company subsequent to March 3, 2010 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the 2017 Senior Notes at a price of 104.125%. The Company recognized approximately $10.5 million of expense associated with the 2022 Senior Notes transaction, comprised of unamortized debt issuance costs, call premium and third-party costs. Expenses related to the transaction are included in interest expense. Additionally, approximately $5.7 million of debt issuance costs were capitalized to prepaid assets in connection with the transaction. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively.

The 2020 Senior Notes and the 2022 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2020 Senior Notes and 2022 Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2014, the fair value of the 2020 Senior Notes and the 2022 Senior Notes was estimated to be $274 million and $254 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2014	2013
Balance at beginning of period	$101.3	$95.0
Warranty provisions	20.1	24.3
Settlements made	(28.2)	(25.0)
Changes in liability for pre-existing warranties, net	0.9	3.6
Foreign currency translation	0.2	(1.0)
Balance at end of period	$94.3	$96.9

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

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $407.8 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at March 31, 2014 was $105.9 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Balance at beginning of period	$4.4	$4.7	$4.3	$5.0
Provision for new credit guarantees	0.4	0.4	0.7	0.4
Settlements made	—	—	(0.1)	(0.1)
Changes for pre-existing guarantees, net	—	(0.2)	—	(0.3)
Amortization of previous guarantees	(0.4)	(0.1)	(0.5)	(0.2)
Balance at end of period	$4.4	$4.8	$4.4	$4.8

11.    Shareholders' Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 11.0 million shares. The Company did not repurchase any shares between February 4, 2014 and March 31, 2014. As a result, 11.0 million shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2014. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At March 31, 2014 and 2013, the Company had no forward foreign exchange contracts designated as hedges.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $131.8 million in notional amounts, including $64.3 million in contracts to sell Euro, $30.1 million in contracts to sell Australian dollars and $13.7 million in contracts to buy U.K. pound sterling, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2014		September 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.2	$0.9	$0.2	$1.9

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31,		Six Months Ended March 31,
		2014	2013	2014	2013
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$(1.4)	$2.1	$(0.9)	$0.1

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2014.

As of March 31, 2014, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$21.8	$—	$—	$21.8
Foreign currency exchange derivatives (b)	—	0.2	—	0.2

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.9	$—	$0.9
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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that remained outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. At March 31, 2014, the Company had reserved 8,152,863 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 was $10.1 million ($6.4 million net of tax) and $16.0 million ($10.1 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 was $12.3 million ($7.8 million net of tax) and $18.7 million ($11.9 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$2.8	$3.6	$5.6	$7.6
Interest cost	4.4	4.0	8.8	8.0
Expected return on plan assets	(4.8)	(4.1)	(9.3)	(8.3)
Amortization of prior service cost	0.6	0.4	1.0	0.9
Curtailment	4.1	1.9	4.1	2.8
Amortization of net actuarial loss	0.3	1.1	0.5	2.2
Net periodic benefit cost	$7.4	$6.9	$10.7	$13.2

In connection with planned staffing reductions in the defense segment that the Company announced in April 2014 as a result of declining sales to the U.S. Department of Defense, a pension curtailment charge of $4.1 million was recorded during the three months ended March 31, 2014. The Company does not expect to make contributions to its pension plans in fiscal 2014.

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations ("FAR"). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards ("CAS"). The CAS requirements for pension and other postretirement benefit costs differ from amounts recorded under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Per CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. On March 7, 2014, the Company received notification from the U.S. government that the government had concluded its review of the Company's proposed adjustment to previously-determined

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

pension costs. During the three months ended March 31, 2014, the Company recorded revenue of $4.6 million in the defense segment as a result of reaching an agreement with its U.S. government customer regarding this matter.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.6	$1.8	$1.2	$3.8
Interest cost	0.5	0.8	1.0	1.6
Amortization of prior service cost	(0.4)	(0.1)	(0.8)	(0.2)
Curtailment	—	(1.0)	—	(1.0)
Amortization of net actuarial loss	—	0.3	0.1	0.6
Net periodic benefit cost	$0.7	$1.8	$1.5	$4.8

The Company made contributions to fund benefit payments of $1.0 million and $0.8 million for the six months ended March 31, 2014 and 2013, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.0 million under these other post-employment benefit plans prior to the end of fiscal 2014.

16.    Income Taxes

The Company's effective income tax rate was 24.6% and 29.0% of pre-tax income for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended March 31, 2014 as compared to the statutory income tax rate was favorably impacted by a $12.1 million reduction of a valuation allowance (1,300 basis points) on net operating losses and deferred interest following receipt of a favorable tax ruling from tax authorities in March 2014 and unfavorably impacted by a $1.7 million adjustment to prior year filing positions (180 basis points). The effective income tax rate for the three months ended March 31, 2013 as compared to the statutory income tax rate was favorably impacted by a $6.3 million benefit (525 basis points) related to the reinstatement of the U.S. research and development tax credit.

The Company's effective income tax rate was 27.6% and 29.9% of pre-tax income for the six months ended March 31, 2014 and 2013, respectively. The effective income tax rate for the six months ended March 31, 2014 as compared to the statutory income tax rate was favorably impacted by the $12.1 million reduction of a valuation allowance (700 basis points) on net operating losses and deferred interest. The effective income tax rate for the six months ended March 31, 2013 as compared to the statutory income tax rate was favorably impacted by a $6.3 million benefit (340 basis points) related to the reinstatement of the U.S. research and development tax credit and a $1.8 million benefit (100 basis points) related to provision to return adjustments.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $40.5 million and $36.9 million as of March 31, 2014 and September 30, 2013, respectively. As of March 31, 2014, net unrecognized tax benefits, excluding interest and penalties, of $28.0 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2014 and 2013, the Company recognized charges of $1.7 million and $1.4 million, respectively, related to interest and penalties. At March 31, 2014, the Company had accruals for the payment of interest and penalties of $18.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $15.1 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At March 31, 2014, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2011 and 2010.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(22.8)	$12.1	$(10.7)	$(98.6)	$6.8	$(91.8)
Other comprehensive income before reclassifications	—	2.5	2.5	—	(10.0)	(10.0)
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3	1.0	—	1.0
Net current period other comprehensive income	0.3	2.5	2.8	1.0	(10.0)	(9.0)
Balance at end of period	$(22.5)	$14.6	$(7.9)	$(97.6)	$(3.2)	$(100.8)

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23.0)	$8.4	$(14.6)	$(99.6)	$(1.8)	$(101.4)
Other comprehensive income before reclassifications	—	6.2	6.2	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive income	0.5	—	0.5	2.0	—	2.0
Net current period other comprehensive income	0.5	6.2	6.7	2.0	(1.4)	0.6
Balance at end of period	$(22.5)	$14.6	$(7.9)	$(97.6)	$(3.2)	$(100.8)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.4)	$(0.2)	$(0.9)
Actuarial losses	(0.3)	(1.1)	(0.6)	(2.2)
Total before tax	(0.5)	(1.5)	(0.8)	(3.1)
Tax benefit	0.2	0.5	0.3	1.1
Net of tax	$(0.3)	$(1.0)	$(0.5)	$(2.0)

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Income from continuing operations	$71.5	$85.9	$126.4	$132.2
Income from discontinued operations	—	0.6	—	0.8
Net income	71.5	86.5	126.4	133.0
Earnings allocated to participating securities	(0.3)	(0.5)	(0.5)	(0.8)
Earnings available to common shareholders	$71.2	$86.0	$125.9	$132.2

Basic EPS:
Weighted-average common shares outstanding	84,036,403	87,112,173	84,681,375	88,706,133

Diluted EPS:
Basic weighted-average common shares outstanding	84,036,403	87,112,173	84,681,375	88,706,133
Dilutive stock options and other equity-based compensation awards	1,679,070	1,454,176	1,591,580	1,315,578
Participating restricted stock	(208,409)	(217,010)	(201,872)	(176,953)
Diluted weighted-average common shares outstanding	85,507,064	88,349,339	86,071,083	89,844,758

The shares included in the following table were not included in the computation of diluted earnings per share attributable to common shareholders because the exercise price of the options was greater than the average market price of the shares of Common Stock and therefore would have been anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Stock options	—	1,132,150	422,000	1,168,850

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19.    Contingencies, Significant Estimates and Concentrations

Environmental - As part of its routine business operations, the Company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at third-party disposal and recycling facilities that are licensed by appropriate governmental agencies. In some instances, these facilities have been and may be designated by the United States Environmental Protection Agency (“EPA”) or a state environmental agency for remediation. Under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, each potentially responsible party (“PRP”) that contributed hazardous substances may be jointly and severally liable for the costs associated with cleaning up these sites. Typically, PRPs negotiate a resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup costs.

The Company had reserves of $0.5 million and $1.9 million for losses related to environmental matters that were probable and estimable at March 31, 2014 and September 30, 2013, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2014 and September 30, 2013, the estimated net liabilities for product and general liability claims were $39.6 million and $45.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $298.6 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $82.6 million at March 31, 2014.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$421.0	$—	$421.0	$379.3	$—	$379.3
Telehandlers	299.7	—	299.7	307.4	—	307.4
Other	145.3	—	145.3	130.7	—	130.7
Total access equipment	866.0	—	866.0	817.4	—	817.4

Defense	484.3	0.1	484.4	826.7	0.9	827.6

Fire & emergency	146.9	9.2	156.1	161.8	12.2	174.0

Commercial
Concrete placement	93.7	—	93.7	92.2	—	92.2
Refuse collection	60.6	—	60.6	61.3	—	61.3
Other	26.4	1.6	28.0	25.0	7.0	32.0
Total commercial	180.7	1.6	182.3	178.5	7.0	185.5
Intersegment eliminations	—	(10.9)	(10.9)	—	(20.1)	(20.1)
Consolidated sales	$1,677.9	$—	$1,677.9	$1,984.4	$—	$1,984.4

	Six Months Ended March 31,
	2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$737.5	$—	$737.5	$631.5	$—	$631.5
Telehandlers	517.4	—	517.4	514.3	—	514.3
Other	279.7	—	279.7	252.8	0.1	252.9
Total access equipment	1,534.6	—	1,534.6	1,398.6	0.1	1,398.7

Defense	965.6	0.1	965.7	1,654.5	1.8	1,656.3

Fire & emergency	335.9	18.2	354.1	333.2	22.9	356.1

Commercial
Concrete placement	175.1	—	175.1	155.5	—	155.5
Refuse collection	141.4	—	141.4	142.1	—	142.1
Other	55.5	2.9	58.4	50.3	14.9	65.2
Total commercial	372.0	2.9	374.9	347.9	14.9	362.8
Intersegment eliminations	—	(21.2)	(21.2)	—	(39.7)	(39.7)
Consolidated sales	$3,208.1	$—	$3,208.1	$3,734.2	$—	$3,734.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Operating income (loss) from continuing operations:
Access equipment	$116.6	$95.0	$206.9	$143.9
Defense	34.5	67.0	59.3	127.9
Fire & emergency	1.0	2.7	7.9	8.1
Commercial	5.4	7.6	15.6	15.6
Corporate	(38.1)	(37.9)	(73.7)	(80.6)
Intersegment eliminations	—	0.2	(0.1)	—
Consolidated	119.4	134.6	215.9	214.9
Interest expense net of interest income	(26.5)	(14.7)	(42.2)	(28.6)
Miscellaneous other income (expense)	0.5	0.1	(1.2)	0.4
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$93.4	$120.0	$172.5	$186.7

	March 31,	September 30,
	2014	2013
Identifiable assets:
Access equipment:
U.S.	$1,917.7	$1,673.7
Europe (a)	743.7	709.0
Rest of World	231.3	227.6
Total access equipment	2,892.7	2,610.3
Defense - U.S.	374.8	370.4
Fire & emergency - U.S.	495.8	537.1
Commercial:
U.S.	365.5	327.4
Rest of World (a)	35.5	32.6
Total commercial	401.0	360.0
Corporate:
U.S. (b)	508.9	878.0
Rest of World	10.8	9.9
Total corporate	519.7	887.9
Consolidated	$4,684.0	$4,765.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2014	2013
Net sales:
United States	$2,452.8	$3,016.2
Other North America	145.9	116.5
Europe, Africa and Middle East	332.7	366.7
Rest of World	276.7	234.8
Consolidated	$3,208.1	$3,734.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

The 2020 Senior Notes and the 2022 Senior Notes are jointly, severally, fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s wholly-owned existing and future subsidiaries that from time to time guarantee obligations under the Credit Agreement, with certain exceptions (the “Guarantors”). Under the Indentures governing the 2020 Senior Notes and 2022 Senior Notes, a Guarantor’s guarantee of such Senior Notes will be automatically and unconditionally released and will terminate upon the following customary circumstances: (i) the sale of such Guarantor or substantially all of the assets of such Guarantor if such sale complies with the indenture; (ii) if such Guarantor no longer guarantees certain other indebtedness of the Company; or (iii) the defeasance or satisfaction and discharge of the indenture. The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh, the Guarantors on a combined basis and Oshkosh’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$524.8	$907.5	$269.5	$(23.9)	$1,677.9
Cost of sales	470.6	723.7	216.0	(23.6)	1,386.7
Gross income	54.2	183.8	53.5	(0.3)	291.2
Selling, general and administrative expenses	58.4	78.2	21.4	—	158.0
Amortization of purchased intangibles	0.1	9.9	3.8	—	13.8
Operating income (loss)	(4.3)	95.7	28.3	(0.3)	119.4
Interest expense	(71.2)	(12.1)	(0.7)	57.0	(27.0)
Interest income	0.7	14.5	42.3	(57.0)	0.5
Miscellaneous, net	11.2	(39.9)	29.2	—	0.5
Income (loss) from continuing operations before income taxes	(63.6)	58.2	99.1	(0.3)	93.4
Provision for (benefit from) income taxes	(25.8)	23.7	25.1	(0.1)	22.9
Income (loss) from continuing operations before equity in earnings of affiliates	(37.8)	34.5	74.0	(0.2)	70.5
Equity in earnings of consolidated subsidiaries	109.3	35.1	36.9	(181.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.0	—	1.0
Income from continuing operations	71.5	69.6	111.9	(181.5)	71.5
Discontinued operations, net of tax	—	—	—	—	—
Net income	71.5	69.6	111.9	(181.5)	71.5
Other comprehensive income (loss), net of tax	2.8	1.4	1.1	(2.5)	2.8
Comprehensive income	$74.3	$71.0	$113.0	$(184.0)	$74.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$863.3	$908.0	$250.5	$(37.4)	$1,984.4
Cost of sales	771.2	723.2	224.0	(37.4)	1,681.0
Gross income	92.1	184.8	26.5	—	303.4
Selling, general and administrative expenses	64.0	82.8	7.5	—	154.3
Amortization of purchased intangibles	—	10.0	4.5	—	14.5
Operating income (loss)	28.1	92.0	14.5	—	134.6
Interest expense	(50.7)	(14.0)	(0.8)	49.1	(16.4)
Interest income	0.6	9.1	41.1	(49.1)	1.7
Miscellaneous, net	12.2	(37.4)	25.3	—	0.1
Income (loss) from continuing operations before income taxes	(9.8)	49.7	80.1	—	120.0
Provision for (benefit from) income taxes	(3.0)	15.4	22.4	—	34.8
Income (loss) from continuing operations before equity in earnings of affiliates	(6.8)	34.3	57.7	—	85.2
Equity in earnings of consolidated subsidiaries	93.3	28.5	34.8	(156.6)	—
Equity in earnings of unconsolidated affiliates	—	—	0.7	—	0.7
Income from continuing operations	86.5	62.8	93.2	(156.6)	85.9
Discontinued operations, net of tax	—	0.6	—	—	0.6
Net income	86.5	63.4	93.2	(156.6)	86.5
Other comprehensive income (loss), net of tax	(9.0)	0.1	(10.1)	10.0	(9.0)
Comprehensive income	$77.5	$63.5	$83.1	$(146.6)	$77.5

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,051.3	$1,725.0	$477.4	$(45.6)	$3,208.1
Cost of sales	948.1	1,382.0	377.0	(45.3)	2,661.8
Gross income	103.2	343.0	100.4	(0.3)	546.3
Selling, general and administrative expenses	119.5	134.6	48.6	—	302.7
Amortization of purchased intangibles	0.2	19.8	7.7	—	27.7
Operating income (loss)	(16.5)	188.6	44.1	(0.3)	215.9
Interest expense	(131.6)	(24.5)	(1.6)	114.5	(43.2)
Interest income	1.5	29.1	84.9	(114.5)	1.0
Miscellaneous, net	20.8	(69.3)	47.3	—	(1.2)
Income (loss) from continuing operations before income taxes	(125.8)	123.9	174.7	(0.3)	172.5
Provision for (benefit from) income taxes	(45.0)	45.3	47.4	(0.1)	47.6
Income (loss) from continuing operations before equity in earnings of affiliates	(80.8)	78.6	127.3	(0.2)	124.9
Equity in earnings of consolidated subsidiaries	207.2	51.3	79.3	(337.8)	—
Equity in earnings of unconsolidated affiliates	—	—	1.5	—	1.5
Income from continuing operations	126.4	129.9	208.1	(338.0)	126.4
Discontinued operations, net of tax	—	—	—	—	—
Net income	126.4	129.9	208.1	(338.0)	126.4
Other comprehensive income (loss), net of tax	6.7	(0.3)	6.5	(6.2)	6.7
Comprehensive income	$133.1	$129.6	$214.6	$(344.2)	$133.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,721.7	$1,639.5	$440.7	$(67.7)	$3,734.2
Cost of sales	1,540.4	1,320.3	391.7	(67.6)	3,184.8
Gross income	181.3	319.2	49.0	(0.1)	549.4
Selling, general and administrative expenses	135.8	156.8	13.0	—	305.6
Amortization of purchased intangibles	0.1	19.9	8.9	—	28.9
Operating income (loss)	45.4	142.5	27.1	(0.1)	214.9
Interest expense	(101.5)	(28.0)	(1.9)	98.6	(32.8)
Interest income	1.2	19.1	82.5	(98.6)	4.2
Miscellaneous, net	21.3	(65.1)	44.2	—	0.4
Income (loss) from continuing operations before income taxes	(33.6)	68.5	151.9	(0.1)	186.7
Provision for (benefit from) income taxes	(10.4)	21.3	44.9	—	55.8
Income (loss) from continuing operations before equity in earnings of affiliates	(23.2)	47.2	107.0	(0.1)	130.9
Equity in earnings of consolidated subsidiaries	156.2	45.5	46.6	(248.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.3	—	1.3
Income from continuing operations	133.0	92.7	154.9	(248.4)	132.2
Discontinued operations, net of tax	—	0.8	—	—	0.8
Net income	133.0	93.5	154.9	(248.4)	133.0
Other comprehensive income (loss), net of tax	0.6	0.1	(1.5)	1.4	0.6
Comprehensive income	$133.6	$93.6	$153.4	$(247.0)	$133.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$392.0	$5.4	$22.6	$—	$420.0
Receivables, net	241.9	592.9	200.0	(48.5)	986.3
Inventories, net	161.2	452.6	299.3	—	913.1
Other current assets	84.7	52.7	20.9	—	158.3
Total current assets	879.8	1,103.6	542.8	(48.5)	2,477.7
Investment in and advances to consolidated subsidiaries	2,487.5	(687.2)	3,617.2	(5,417.5)	—
Intangible assets, net	2.1	1,047.6	682.0	—	1,731.7
Other long-term assets	181.9	149.7	143.0	—	474.6
Total assets	$3,551.3	$1,613.7	$4,985.0	$(5,466.0)	$4,684.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$210.3	$317.6	$121.9	$(41.6)	$608.2
Customer advances	77.3	237.9	2.4	—	317.6
Other current liabilities	139.7	160.1	95.7	(6.9)	388.6
Total current liabilities	427.3	715.6	220.0	(48.5)	1,314.4
Long-term debt, less current maturities	885.0	—	—	—	885.0
Other long-term liabilities	126.2	119.9	125.7	—	371.8
Shareholders' equity	2,112.8	778.2	4,639.3	(5,417.5)	2,112.8
Total liabilities and shareholders' equity	$3,551.3	$1,613.7	$4,985.0	$(5,466.0)	$4,684.0

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(1.9)	$(129.1)	$76.7	$—	$(54.3)

Investing activities:
Additions to property, plant and equipment	(18.0)	(11.2)	(7.2)	—	(36.4)
Additions to equipment held for rental	—	—	(11.0)	—	(11.0)
Contribution to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of equipment held for rental	—	—	2.7	—	2.7
Intercompany investing	(84.9)	156.1	(57.7)	(13.5)	—
Other investing activities	(0.5)	—	0.1	—	(0.4)
Net cash provided (used) by investing activities	(105.3)	144.9	(73.1)	(13.5)	(47.0)

Financing activities:
Repurchases of Common Stock	(152.8)	—	—	—	(152.8)
Repayment of long-term debt	(705.0)	—	—	—	(705.0)
Proceeds from the issuance of long-term debt	650.0	—	—	—	650.0
Debt issuance costs	(18.8)	—	—	—	(18.8)
Proceeds from exercise of stock options	33.6	—	—	—	33.6
Dividends paid	(25.4)	—	—	—	(25.4)
Excess tax benefit from stock-based compensation	6.5	—	—	—	6.5
Intercompany financing	(0.6)	(13.0)	0.1	13.5	—
Net cash provided (used) by financing activities	(212.5)	(13.0)	0.1	13.5	(211.9)

Effect of exchange rate changes on cash	—	(0.1)	(0.2)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(319.7)	2.7	3.5	—	(313.5)
Cash and cash equivalents at beginning of period	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of period	$392.0	$5.4	$22.6	$—	$420.0

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(114.1)	$33.4	$125.1	$—	$44.4

Investing activities:
Additions to property, plant and equipment	(5.7)	(5.3)	(4.4)	—	(15.4)
Additions to equipment held for rental	—	—	(10.1)	—	(10.1)
Proceeds from sale of equipment held for rental	—	—	3.9	—	3.9
Intercompany investing	147.5	(10.7)	(122.0)	(14.8)	—
Other investing activities	—	—	(3.3)	—	(3.3)
Net cash provided (used) by investing activities	141.8	(16.0)	(135.9)	(14.8)	(24.9)

Financing activities:
Repurchases of Common Stock	(125.1)	—	—	—	(125.1)
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Excess tax benefit from stock-based compensation	0.8	—	—	—	0.8
Intercompany financing	(0.6)	(13.0)	(1.2)	14.8	—
Net cash provided (used) by financing activities	(109.2)	(13.0)	(1.2)	14.8	(108.6)

Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Increase (decrease) in cash and cash equivalents	(81.5)	4.4	(11.3)	—	(88.4)
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$418.5	$9.9	$23.9	$—	$452.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the pace of U.S. and European economic recoveries; the strength of emerging market growth and projected adoption rate of work at height machinery; the expected level and timing of U.S. Department of Defense ("DoD") and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle ("JLTV") production contract award; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; the impact of severe weather or natural disasters that may affect either the Company, the Company’s suppliers or its customers; the impact of cyber security risk and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 30, 2014 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

Strong results in the Company's access equipment segment in the second quarter of fiscal 2014 were not enough to fully offset the impact on earnings of an expected 42% decline in defense segment sales, as the Company reported a $0.13 per share decline in earnings compared to the second quarter of fiscal 2013. Results for the quarter included $11.0 million ($7.0 million, or $0.08 per share, after-tax) of debt extinguishment costs related to the refinancing of the Company's credit agreement and senior notes due 2017. Results for the quarter also included a tax benefit of $12.1 million ($0.14 per share) related to the reduction of a net operating loss valuation allowance upon securing a favorable tax ruling. Similar to recent quarters, the access equipment segment benefited from strong replacement demand for access equipment and continued, improved operating performance, resulting in operating income margins that were 190 basis points above the prior year quarter in spite of numerous weather-related challenges in the United States.

The Company has been managing a decline in U.S. defense spending for tactical wheeled vehicles in its defense segment through periodic reductions to fixed and variable costs consistent with production rate declines. The Company expects production rates to decline again in July 2014, and as a result, the Company announced in early April that it will reduce its workforce in the defense segment by approximately 760 people to match the lower production volumes.

The Company has successfully managed through the decline in defense segment sales over the last two years by focusing on disciplined execution of the Company's MOVE strategy. Market conditions have improved in all non-defense segments and a slow recovery in U.S. construction continued in the quarter. The Company launched multiple new products for the access equipment and commercial segments at the ConExpo construction equipment trade show in March 2014 and for the fire & emergency segment at the Fire Department Instructors Conference ("FDIC") trade show in April. In addition, international orders for the first half of fiscal 2014 grew at a double-digit rate in our access equipment segment compared to the first half of fiscal 2013. The MOVE strategy and the Oshkosh Operating System have directly impacted each of the Company's non-defense segments resulting in increased gross income margins compared to the second quarter of fiscal 2013.

Consolidated net sales for the second quarter of fiscal 2014 were $1.68 billion, a 15.4% decrease from the second quarter of fiscal 2013. Significantly lower defense segment sales were offset in part by higher sales in the access equipment segment. Consolidated operating income for the second quarter of fiscal 2014 was $119.4 million, or 7.1% of sales, compared to $134.6 million, or 6.8% of sales, in the second quarter of fiscal 2013. Operating income margins increased in the second quarter of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by lower defense segment sales.

The Company expects its earnings per share for full-year fiscal 2014 will be between $3.43 to $3.68 per share. Excluding pension curtailment charges, debt refinancing costs and a benefit related to a reduction in a net operating loss valuation allowance, the Company maintained its estimated adjusted earnings per share range for full-year fiscal 2014 of $3.40 to $3.65 per share. The Company now expects consolidated sales for fiscal 2014 will be between $6.7 billion and $6.8 billion, compared to the Company's previous consolidated sales estimate range of $6.65 billion to $6.85 billion. The Company believes that consolidated operating income will be in the range of $486 million to $516 million. Excluding the pension curtailment charge in the defense segment, the Company believes that consolidated adjusted operating income will be in the range of $490 million to $520 million for fiscal 2014, unchanged from the Company's previous expectations.

The Company now expects access equipment segment sales will be between $3.40 billion and $3.45 billion for fiscal 2014, up from the Company's previous sales estimate range of $3.35 billion to $3.40 billion. The Company now believes that operating income margins in the access equipment segment for fiscal 2014 will be in the 14.5% to 14.75% range, up from the Company's previous estimate range of 14.25% to 14.5%, reflecting the impact of increased leverage from the higher sales volume.

The Company now expects sales in the defense segment will be between $1.725 billion and $1.75 billion for fiscal 2014, down from the Company's previous sales estimate range of $1.75 billion to $1.80 billion. Due largely to the favorable settlement of several matters with this segment's U.S. government customer and suppliers, the Company now believes operating income margins in the defense segment for fiscal 2014 will be between 4.25% and 4.5%, slightly higher than its previous estimate range of 3.75% to 4.0%. Excluding the pension curtailment charge recorded in the second quarter of fiscal 2014, the Company believes adjusted operating income margins in the defense segment for fiscal 2014 will be between 4.5% and 4.75%.

The Company expects sales in the fire & emergency segment will be approximately $800 million in fiscal 2014, which is at the lower end of the Company's previous sales estimate range of $800 million to $825 million. The Company believes that fire & emergency segment operating income margins will be in the 3.5% to 3.75% range for fiscal 2014, down from the Company's previous estimate range of 4.0% to 4.5%, reflecting a delay in the realization of benefits associated with planned operational initiatives.

The Company believes that sales in the commercial segment for fiscal 2014 will be in the range of $850 million to $875 million, reflecting a slight decrease in the high end of the Company's previous sales estimate range. The Company believes that operating income margins in the commercial segment for fiscal 2014 will be in the 6.0% to 6.25% range, down from the Company's previous estimate range of 6.75% to 7.0%, reflecting an adverse product mix versus previous estimates, including lower estimated refuse collection vehicles sales, and incremental investments in organic growth initiatives.

The Company expects that corporate expenses will be approximately $157 million for fiscal 2014, up approximately $10 million from the Company's previous operating expense estimate, reflecting higher incentive compensation, including higher stock-based compensation as a result of an increase in the Company's stock price, and to a lesser extent, additional funding for the Company's Enterprise Resource Planning replacement program and costs associated with the support of the MOVE strategy. The Company continues to believe that its fiscal 2014 effective income tax rate will approximate 29%, including an approximate 300 basis point benefit from the release of a net operating loss valuation allowance in the second quarter of fiscal 2014. The Company's expectations assume an average full-year fiscal 2014 share count of approximately 86 million shares. The Company believes that capital expenditures for fiscal 2014 will be approximately $80 million, consistent with the Company's previous estimates.

The Company expects that earnings per share in the third quarter of fiscal 2014 will be the highest of any quarter of the fiscal year and then decline in the fourth quarter of fiscal 2014 as a result of seasonal sales patterns and a decrease in sales volume in the defense segment.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2014	2013	2014	2013
Net sales:
Access equipment	$866.0	$817.4	$1,534.6	$1,398.7
Defense	484.4	827.6	965.7	1,656.3
Fire & emergency	156.1	174.0	354.1	356.1
Commercial	182.3	185.5	374.9	362.8
Intersegment eliminations	(10.9)	(20.1)	(21.2)	(39.7)
Consolidated	$1,677.9	$1,984.4	$3,208.1	$3,734.2

Second Quarter Fiscal 2014 Compared to 2013

Consolidated net sales decreased $306.5 million, or 15.4%, to $1.68 billion in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Significantly lower defense segment sales were offset in part by higher sales in the access equipment segment.

Access equipment segment net sales increased $48.6 million, or 5.9%, to $866.0 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increase in access equipment segment sales was principally the result of higher unit volumes (up $53 million), improved aftermarket parts & service sales (up $10 million) and favorable pricing (up $8 million), offset in part by the absence of U.S. military telehandler sales (down $25 million) under a contract that was completed in the fourth quarter of fiscal 2013.

Defense segment net sales decreased $343.2 million, or 41.5%, to $484.4 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $264 million) and lower international sales of Mine Resistant Ambush Protected All-Terrain Vehicles ("M-ATV").

Fire & emergency segment net sales decreased $17.9 million, or 10.3%, to $156.1 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The decrease in fire & emergency segment sales primarily reflected lower sales volume as a result of production delays (down $9 million) and lower international deliveries (down $6 million).

Commercial segment net sales decreased $3.2 million, or 1.7%, to $182.3 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The decrease in commercial segment sales was primarily attributable to lower package sales (down $8 million), which include both a body and chassis, and lower intersegment defense sales (down $5 million), offset in part by higher shipments of front-discharge concrete mixer rebuild units (up $9 million). Severe weather in the United States contributed to longer lead times and delays in chassis supplier deliveries, which impacted the Company's ability to ship completed units to customers during the current year quarter.

First Six Months of Fiscal 2014 Compared to 2013

Consolidated net sales decreased $526.1 million, or 14.1%, to $3,208.1 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. An expected decline in the Company's defense segment sales was partially offset by increased sales in the Company's access equipment and commercial segments.

Access equipment segment net sales increased $135.9 million, or 9.7%, to $1,534.6 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The increase in access equipment segment sales was principally the result of higher unit demand (up $127 million), favorable pricing (up $24 million) and improved aftermarket parts & service sales (up $16 million), offset in part by lower U.S. military telehandler sales (down $38 million) under a contract that was completed in the fourth quarter of fiscal 2013.

Defense segment net sales decreased $690.6 million, or 41.7%, to $965.7 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD.

Fire & emergency segment net sales decreased $2.0 million, or 0.6%, to $354.1 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The decrease in fire & emergency segment sales primarily reflected lower sales volume, offset in part by improved pricing.

Commercial segment net sales increased $12.1 million, or 3.3%, to $374.9 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The increase in commercial segment sales was primarily attributable to improved volumes in concrete placement (up $13 million) and improved aftermarket parts & services sales (up $12 million), offset in part by a reduction in intersegment defense sales (down $12 million).

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2014	2013	2014	2013
Cost of sales:
Access equipment	$670.6	$648.0	$1,182.7	1,117.7
Defense	431.4	736.1	866.9	1,477.5
Fire & emergency	139.7	156.9	314.5	317.4
Commercial	155.0	158.7	317.1	309.5
Intersegment eliminations	(10.0)	(18.7)	(19.4)	(37.3)
Consolidated	$1,386.7	$1,681.0	$2,661.8	$3,184.8

Second Quarter Fiscal 2014 Compared to 2013

Consolidated cost of sales was $1.39 billion, or 82.6% of sales, in the second quarter of fiscal 2014 compared to $1.68 billion, or 84.7% of sales, in the second quarter of fiscal 2013. The 210 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to favorable segment sales mix (100 basis points), the favorable impact of cost reduction initiatives (90 basis points), higher sales prices (50 basis points) and improved warranty performance (50 basis points), offset in part by higher new product development spending (100 basis points). The favorable product mix was largely a result of a lower mix of Family of Medium Tactical Vehicle ("FMTV") sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Access equipment segment cost of sales was $670.6 million, or 77.4% of sales, in the second quarter of fiscal 2014 compared to $648.0 million, or 79.3% of sales, in the second quarter of fiscal 2013. The 190 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to the favorable impact of cost reduction initiatives (160 basis points), higher sales prices (70 basis points) and favorable product mix (30 basis points), offset in part by higher new product development spending (110 basis points).

Defense segment cost of sales was $431.4 million, or 89.1% of sales, in the second quarter of fiscal 2014 compared to $736.1 million, or 88.9% of sales, in the second quarter of fiscal 2013. The 20 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to continued investment in new product development on lower sales (110 basis points), offset in part by favorable warranty performance (80 basis points).

Fire & emergency segment cost of sales was $139.7 million, or 89.4% of sales, in the second quarter of fiscal 2014 compared to $156.9 million, or 90.2% of sales, in the second quarter of fiscal 2013. The 80 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to favorable pricing (100 basis points) and improved warranty performance (70 basis points), offset in part by continued investment in new product development on lower sales (80 basis points).

Commercial segment cost of sales was $155.0 million, or 85.0% of sales, in the second quarter of fiscal 2014 compared to $158.7 million, or 85.6% of sales, in the second quarter of fiscal 2013. The 60 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to improved warranty performance (110 basis points).

First Six Months of Fiscal 2014 Compared to 2013

Consolidated cost of sales was $2.66 billion, or 83.0% of sales, in the first six months of fiscal 2014 compared to $3.18 billion, or 85.3% of sales, in the first six months of fiscal 2013. The 230 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to favorable product mix (170 basis points), the favorable impact of cost reduction initiatives (90 basis points) and higher sales prices (80 basis points), offset in part by higher new product development spending (90 basis points). The favorable product mix was largely a result of a lower mix of FMTV sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Access equipment segment cost of sales was $1.18 billion, or 77.1% of sales, in the first six months of fiscal 2014 compared to $1.12 billion, or 79.9% of sales, in the first six months of fiscal 2013. The 280 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to the favorable impact of cost reduction initiatives (160 basis points), higher sales prices (120 basis points) and improved product mix (70 basis points), offset in part by higher new product development spending (80 basis points).

Defense segment cost of sales was $866.9 million, or 89.8% of sales, in the first six months of fiscal 2014 compared to $1.48 billion, or 89.2% of sales, in the first six months of fiscal 2013. The 60 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to relatively flat new product development spending on lower sales (100 basis points).

Fire & emergency segment cost of sales was $314.5 million, or 88.8% of sales, in the first six months of fiscal 2014 compared to $317.4 million, or 89.1% of sales, in the first six months of fiscal 2013. The 30 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to favorable pricing (140 basis points) and improved warranty performance (40 basis points), offset in part by production inefficiencies (100 basis points) and higher new product development spending (50 basis points).

Commercial segment cost of sales was $317.1 million, or 84.6% of sales, in the first six months of fiscal 2014 compared to $309.5 million, or 85.3% of sales, in the first six months of fiscal 2013. The 70 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to improved absorption of fixed costs (120 basis points), offset in part by adverse warranty performance (60 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2014	2013	2014	2013
Operating income (loss):
Access equipment	$116.6	$95.0	$206.9	143.9
Defense	34.5	67.0	59.3	127.9
Fire & emergency	1.0	2.7	7.9	8.1
Commercial	5.4	7.6	15.6	15.6
Corporate	(38.1)	(37.9)	(73.7)	(80.6)
Intersegment eliminations	—	0.2	(0.1)	—
Consolidated	$119.4	$134.6	$215.9	$214.9

Second Quarter Fiscal 2014 Compared to 2013

Consolidated operating income decreased 11.3% to $119.4 million, or 7.1% of sales, in the second quarter of fiscal 2014 compared to $134.6 million, or 6.8% of sales, in the second quarter of fiscal 2013. Operating income margins increased in the second quarter of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by lower defense segment sales.

Access equipment segment operating income increased 22.7% to $116.6 million, or 13.5% of sales, in the second quarter of fiscal 2014 compared to $95.0 million, or 11.6% of sales, in the second quarter of fiscal 2013. The increase in operating income was primarily the result of higher sales volume (up $14 million), the favorable impact of cost reduction initiatives ($14 million improvement), higher sales prices (up $8 million) and favorable product mix, offset in part by higher new product development spending (increase of $11 million).

Defense segment operating income decreased 48.6% to $34.5 million, or 7.1% of sales, in the second quarter of fiscal 2014 compared to $67.0 million, or 8.1% of sales, in the second quarter of fiscal 2013. The decrease in operating income was largely due to lower gross profit as a result of lower sales volume. Results in the second quarter of fiscal 2014 benefited from reaching an agreement with the U.S. government regarding reimbursement of $4.6 million of pension costs on previously recognized DoD contracts and was adversely impacted by a charge of $4.1 million for a pension curtailment related to a planned workforce reduction that the Company announced in April 2014.

Fire & emergency segment operating income decreased 60.9% to $1.0 million, or 0.7% of sales, in the second quarter of fiscal 2014 compared to $2.7 million, or 1.6% of sales, in the second quarter of fiscal 2013. The decrease in operating income was largely due to lower gross profit as a result of lower sales volume.

Commercial segment operating income decreased 28.8% to $5.4 million, or 3.0% of sales, in the second quarter of fiscal 2014 compared to $7.6 million, or 4.1% of sales, in the second quarter of fiscal 2013. The decrease in operating income was primarily due to lower gross profit as a result of higher investments in MOVE initiatives.

Corporate operating expenses increased $0.2 million to $38.1 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Consolidated selling, general and administrative expenses increased 2.4% to $158.0 million, or 9.4% of sales, in the second quarter of fiscal 2014 compared to $154.3 million, or 7.8% of sales, in the second quarter of fiscal 2013. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to the other segments, in large part due to concentration of business with the DoD. The defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As defense segment sales have decreased and access equipment sales have increased, consolidated selling, general and administrative expenses as a percentage of sales have increased.

First Six Months Fiscal 2014 Compared to 2013

Consolidated operating income increased 0.5% to $215.9 million, or 6.7% of sales, in the first six months of fiscal 2014 compared to $214.9 million, or 5.8% of sales, in the first six months of fiscal 2013. Operating income margins improved in the first six months of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by adverse absorption of fixed costs in the defense segment due to lower sales volume. Corporate expenses in the first six months of fiscal 2013 included $16.3 million of costs related to a tender offer for the Company's Common Stock and a threatened proxy contest.

Access equipment segment operating income increased 43.7% to $206.9 million, or 13.5% of sales, in the first six months of fiscal 2014 compared to $143.9 million, or 10.3% of sales, in the first six months of fiscal 2013. The increase in operating income was primarily the result of the gross profit associated with higher sales volume (up $26 million) and favorable pricing (up $24 million). Results in the first six months of fiscal 2014 benefited $7.5 million as a result of the Company reaching an agreement on the final pricing of a multi-year U.S. military contract during the first quarter of fiscal 2014.

Defense segment operating income decreased 53.7% to $59.3 million, or 6.1% of sales, in the first six months of fiscal 2014 compared to $127.9 million, or 7.7% of sales, in the first six months of fiscal 2013. The decrease in operating income was largely due to lower gross profit related to lower sales volume.

Fire & emergency segment operating income decreased 1.5% to $7.9 million, or 2.2% of sales, in the first six months of fiscal 2014 compared to $8.1 million, or 2.3% of sales, in the first six months of fiscal 2013. The decrease in operating income was largely the result of lower gross profit due to lower sales volume.

Commercial segment operating income was $15.6 million, or 4.2% of sales, in the first six months of fiscal 2014 compared to $15.6 million, or 4.3% of sales, in the first six months of fiscal 2013. Higher gross profit due to higher sales volume (up $2 million) was entirely offset by higher investments in MOVE initiatives.

Corporate operating expenses decreased $6.9 million to $73.7 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The decrease in corporate expenses was primarily due to $16.3 million of costs that the Company incurred in the first six months of fiscal 2013 related to a tender offer for the Company's Common Stock and a threatened proxy contest, offset in part by higher information technology spending (up $5 million) in the first six months of fiscal 2014.

Consolidated selling, general and administrative expenses decreased 1.0% to $302.7 million, or 9.4% of sales, in the first six months of fiscal 2014 compared to $305.6 million, or 8.2% of sales, in the first six months of fiscal 2013. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2014 Compared to 2013

Interest expense net of interest income increased $11.8 million to $26.5 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Interest expense in the second quarter of fiscal 2014 included $11.0 million debt extinguishment costs as a result of the Company’s refinancing of its credit agreement and senior notes due 2017. In the second quarter of fiscal 2013, the Company recognized $1.3 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous income of $0.5 million in the second quarter of fiscal 2014 and $0.1 million in the second quarter of fiscal 2013 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 24.6% of pre-tax income in the second quarter of fiscal 2014 compared to 29.0% in the prior year quarter. Results for the second quarter of fiscal 2014 when compared to the U.S. statutory tax rate were favorably impacted by lower tax expense due to a net $10.4 million of discrete tax benefits recorded in the current year period (1,120 basis points), including a $12.1 million benefit due to a reduction in a valuation allowance for net operating losses upon securing a favorable tax ruling and higher taxes of $1.7 million related to a tax audit. In the second quarter of fiscal 2013, the Company recorded a $6.3 million benefit related to the reinstatement of the U.S. research & development income tax credit.

Equity in earnings of unconsolidated affiliates of $1.0 million in the second quarter of fiscal 2014 and $0.7 million in the second quarter of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2014 Compared to 2013

Interest expense net of interest income increased $13.6 million to $42.2 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Interest expense in the first six months of fiscal 2014 included $11.0 million debt extinguishment costs as a result of the Company’s refinancing of its credit agreement and senior notes due 2017. In the first six months of fiscal 2013, the Company recognized $3.6 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $1.2 million in the first six months of fiscal 2014 compared to miscellaneous income of $0.4 million in the first six months of fiscal 2013 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 27.6% of pre-tax income in the first six months of fiscal 2014 compared to 29.9% in the first six months of 2013. Results for the first six months of fiscal 2014 when compared to the U.S. statutory tax rate were favorably impacted by lower tax expense due to a $12.1 million benefit (700 basis points) resulting from a reduction in a valuation allowance for net operating losses upon securing a favorable tax ruling. The effective tax rate for the first six months of fiscal 2013 was favorably impacted by a $6.3 million benefit (340 basis points) related to the reinstatement of the U.S. research & development income tax credit and a $1.8 million benefit (100 basis points) related to provision to return adjustments.

Equity in earnings of unconsolidated affiliates of $1.5 million in the first six months of fiscal 2014 and $1.3 million in the first six months of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2014

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2014	2013
Cash and cash equivalents	$420.0	$733.5
Total debt	900.0	955.0
Shareholders’ equity	2,112.8	2,107.8
Total capitalization (debt plus equity)	3,012.8	3,062.8
Debt to total capitalization	29.9%	31.2%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At March 31, 2014, the Company had cash and cash equivalents of $420.0 million, of which approximately 14.5% was located outside the United States. The Company expects to meet its fiscal 2014 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $517.4 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31, 2014. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization of 29.9% remained within its targeted range at the end of the second quarter of fiscal 2014. The Company repurchased 146,365 shares of its Common Stock in the second quarter of fiscal 2014 at an aggregate cost of $7.3 million. Between November 15, 2012 and February 3, 2014, the Company repurchased an aggregate of 9.2 million shares of its Common Stock at an aggregate cost of $354.6 million. On February 4, 2014 the Company's Board of Directors increased the repurchase authorization from the then remaining 1,787,199 shares of Common Stock to 11.0 million shares of Common Stock. The Company did not repurchase any shares between February 4, 2014 and March 31, 2014. As a result, 11.0 million shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2014.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at September 30, 2013 to 52 days at March 31, 2014. Days sales outstanding for segments other than the defense segment were 59 days at March 31, 2014, up from 45 days at September 30, 2013. The increase in days sales outstanding was primarily due to an increase in accounts receivable in the access equipment segment at March 31, 2014 as a result of shipment delays caused by adverse weather conditions in the United States during the second quarter, which pushed sales to the second half of the quarter, thereby increasing receivables at quarter end. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.8 times at September 30, 2013 to 5.3 times at March 31, 2014. The decrease in inventory turns was primarily due to seasonal sales fluctuations in the access equipment segment.

Cash Flows

Operating Cash Flows

The Company used $54.3 million of cash from operating activities during the first six months of fiscal 2014 compared to the generation of $44.4 million of cash during the first six months of fiscal 2013. The decrease in cash generated from operating activities was primarily due to an increase in accounts receivable in the access equipment segment at March 31, 2014 as a result of shipment delays caused by adverse weather conditions in the United States during the second quarter, which pushed sales to the second half of the quarter thereby increasing receivables at quarter end. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start up or conclusion of large defense contracts and the timing of receipt of individually large advance payments, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first six months of fiscal 2014 was $47.0 million compared to $24.9 million in the first six months of fiscal 2013. Capital spending, excluding equipment held for rental, of $36.4 million in the first six months of fiscal 2014 reflected an increase of $21.0 million compared to capital spending in the first six months of fiscal 2013 as a result of MOVE investments. In fiscal 2014, the Company expects capital spending to approximate $80 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $211.9 million in the first six months of fiscal 2014 compared to a net use of cash of $108.6 million in the first six months of fiscal 2013. In addition to required quarterly debt payments totaling $32.5 million during the first six months of fiscal 2014, the Company prepaid $22.5 million of term debt as part of the refinancing of the Company's credit agreement. No debt payments were required in the first six months of fiscal 2013 as the Company made all required quarterly payments in fiscal 2012. In the first six months of fiscal 2014 and 2013, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $152.8 million and $125.1 million, respectively. In addition, the Company reinstated a dividend in the first quarter of fiscal 2014 resulting in the payment of $25.4 million of dividends in the first six months of fiscal 2014. The Company expects to repurchase additional shares of its Common Stock in the remainder of fiscal 2014, but likely in much lesser amounts than in the first quarter.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $420.0 million (of which approximately 14.5% was located outside the United States), the Company had $517.4 million of unused availability under the Revolving Credit Facility as of March 31, 2014. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the "Credit Agreement"). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600.0 million and (ii) a $400.0 million term loan due in quarterly principal installments of $5.0 million commencing September 30, 2014 with a balloon payment of $310.0 million due at maturity in March 2019. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries, and the Company will guarantee the obligations of certain of its subsidiaries under the Credit Agreement. Subject to certain exceptions, the Credit Agreement is collateralized by (i) a first-priority perfected lien and security interests in substantially all of the personal property of the Company, each material subsidiary of the Company and each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary of the Company.

Under the Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.225% to 0.35% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.625% to 2.00% per annum of the maximum amount available to be drawn for each performance letter of credit issued and outstanding under the Credit Agreement.

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

•
Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of 3.00 to 1.0.

With certain exceptions, the Company may elect to have the collateral pledged in connection with the Credit Agreement released during any period that the Company maintains an investment grade corporate family rating from either Standard & Poor’s Ratings Group or Moody’s Investor Service Inc. During any such period when the collateral has been released, the Company’s leverage ratio as of the last day of any fiscal quarter must not be greater than 3.75 to 1.0, and the Company would not be subject to any additional requirement to limit its senior secured leverage ratio.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2014 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after March 3, 2010 in an aggregate amount not exceeding the sum of:

i.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and

ii.	100% of the aggregate net proceeds received by the Company subsequent to March 3, 2010 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼ unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the 2017 Senior Notes at a price of 104.125%. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively.

The 2020 Senior Notes and the 2022 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2020 Senior Notes and 2022 Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2014.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 28% of the Company’s net sales in the first six months of fiscal 2014. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2014 decreased 32.3% to $2.73 billion compared to $4.03 billion at March 31, 2013 primarily due to a significant decline in defense segment backlog as a result of reduced DoD spending. Access equipment segment backlog decreased 6.7% to $726.5 million at March 31, 2014 compared to $778.7 million at March 31, 2013 due largely to a $39.0 million decrease in military telehandler backlog as the Company completed work on a U.S. government telehandler contract in the fourth quarter of fiscal 2013. Defense segment backlog decreased 51.9% to $1.24 billion at March 31, 2014 compared to $2.58 billion at March 31, 2013 due largely to the fulfillment of FMTV, Family of Heavy Tactical Vehicles (“FHTV”) and international M-ATV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 6.7% to $534.1 million at March 31, 2014 compared to $500.6 million at March 31, 2013 generally due to improvement in the domestic fire apparatus market and delays in production in the second quarter of fiscal 2014. Commercial segment backlog increased 31.5% to $224.5 million at March 31, 2014 compared to $170.8 million at March 31, 2013. Unit backlog for concrete mixers was up 41.4% at March 31, 2014 compared to March 31, 2013. Severe weather in the United States contributed to delays in chassis supplier deliveries, which impacted the Company's ability to ship completed units to customers during the second quarter of fiscal 2014. Unit backlog for refuse collection vehicles was down 2.5% at March 31, 2014 compared to March 31, 2013.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 23% of the Company’s March 31, 2014 backlog is not expected to be filled in fiscal 2014.

Non-GAAP Financial Measures

The Company is forecasting operating income and earnings per share from continuing operations excluding items that affect comparability. When the Company forecasts operating income and earnings per share from continuing operations, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2014 Expectations
	Low	High
Defense adjusted operating income margin (non-GAAP)	4.50%	4.75%
Pension curtailment	(0.25)%	(0.25)%
Defense operating income margin (GAAP)	4.25%	4.50%

Adjusted operating income (non-GAAP)	$490.0	$520.0
Pension curtailment	(4.1)	(4.1)
Operating income (GAAP)	$485.9	$515.9

Adjusted earnings per share from continuing operations-diluted (non-GAAP)	$3.40	$3.65
Reduction of valuation allowance on net operating loss carryforward	0.14	0.14
Pension curtailment, net of tax	(0.03)	(0.03)
Debt extinguishment costs, net of tax	(0.08)	(0.08)
Earnings per share from continuing operations-diluted (GAAP)	$3.43	$3.68

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop redeployments have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected U.S. DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no planned funding for the FMTV program in fiscal 2015 and 2016. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is unknown, but we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

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

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere. The timing of orders for the traditional construction season in the Northern hemisphere can be impacted by the relative harshness and length of winter weather.

We may not be able to execute on our MOVE strategy and meet our long-term financial goals.

We have announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders and to meet our long-term financial goals. The long-term financial goals that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	A lower or slower than expected recovery in housing starts and non-residential construction spending in the U.S.;

•	A slower or less significant recovery in any of our global markets than we expect;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•	Our inability to design new products that meet our customers’ requirements and bring them to market in time to permit us to achieve the results that we are projecting under our MOVE strategy;

•	Our inability to adjust our cost structure in response to lower defense spending;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Not winning key large DoD contracts, such as the JLTV production contract, and any additional international defense tactical wheeled vehicle contracts;

•	Not finalizing the FHTV contract in sufficient time to avoid a break in production; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

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

•
The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. Current and projected DoD budgets include significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no planned funding for the FMTV program in fiscal 2015 and 2016.

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate. In particular, we are competing for the JLTV contract, which is the only U.S. tactical wheeled vehicle contract of significant size that is available for bid by us for the foreseeable future. As such, the JLTV contract win is critically important for the long-term outlook of our defense segment, which is dedicated to tactical wheeled vehicle manufacturing and sales. We expect pricing will be an important evaluation factor in this competition.

•
Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

•
The Weapon Systems Acquisition Reform Act requires competition for U.S. defense programs in certain circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In addition, the U.S. government may become more aggressive in seeking to acquire the design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Our willingness to sell design rights to the DoD may be an evaluation factor in future U.S. government contract competitions.

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

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. In April 2014, we announced significant planned reductions to our production and office workforce in our defense segment due to lower production levels mandated by the aforementioned significant reductions in U.S. government funding for our defense vehicles. These workforce reductions are scheduled to take effect this summer and additional workforce reductions may be required thereafter. If we are unable to effectively reduce our cost structure commensurate with lower defense vehicle production requirements, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction and projected further reduction in U.S. defense funding.

•
Our FHTV contract expired in September 2013. We expect that vehicle production under this contract will be complete in November 2014. The U.S. Army has announced its intention to award an extension for the FHTV program to us under which we would continue producing new or remanufactured FHTVs after November 2014. If contract negotiations are not completed timely, then we may experience a break in FHTV production, which could result in production inefficiencies for our defense segment.

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

Our results could be adversely affected by severe weather, natural disasters, and other events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including earthquakes, hurricanes or tsunamis, that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The first disclosure deadline under the final rules is May 31, 2014, and by that date, an SEC reporting company must make disclosures regarding products it sold in calendar 2013. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. Our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that finance or benefit armed groups, we have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

We use our information systems to collect and store confidential and sensitive data, including information about our business, our customers and our employees. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication features that are sensitive to both willful and unintentional security breaches. Much of our value relative to our competitors is derived from our confidential business information, including vehicle designs, proprietary technology and trade secrets, and to the extent the confidentiality of such information is compromised, we may lose our competitive advantage and our vehicle sales may suffer.

We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this personal information, we are subject to a variety of ever-changing laws on a global basis that require us to provide notification to the data owners, and that subject us to lawsuits, fines and other means of regulatory enforcement. Depending on the function involved, a breach in security may lead to customers purchasing vehicles from our competitors, subject us to lawsuits, fines and other means of regulatory enforcement or harm employee morale.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	146,365	$49.71	146,365	1,787,199
February 1 - February 28	—	—	—	11,000,000
March 1 - March 31	—	—	—	11,000,000
Total	146,365		146,365	11,000,000
 _________________________

(1)
In July 1995, the Company authorized the repurchase of up to 6,000,000 shares of the Company's Common Stock. In July 2012, the Company's Board of Directors increased the repurchase authorization by 4,000,000 shares of Common Stock. On November 15, 2012, the Company's Board of Directors further increased the repurchase authorization from the then remaining 6,683,825 shares of Common Stock to 11,000,000 shares of Common Stock. Between November 15, 2012 and February 3, 2014, the Company repurchased 9,212,801 shares of its Common Stock under this authorization. On February 4, 2014 the Company's Board of Directors increased the repurchase authorization from the then remaining 1,787,199 shares of Common Stock to 11,000,000 shares of Common Stock. The Company did not repurchase any shares on or after February 4, 2014. As a result, 11,000,000 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2014. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company's credit agreement limits the amount of dividends and other distributions, including repurchases of shares of Common Stock, the Company may pay on or after March 3, 2010 to (i) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 3, 2010 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indentures for its senior notes due 2020 and senior notes due 2022 also contain restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

4.1
Indenture, dated February 21, 2014, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.2
Registration Rights Agreement, dated February 21, 2014, by and among the Company, the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.3
Amended and Restated Credit Agreement, dated March 21, 2014, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 21, 2014 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 30, 2014	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

April 30, 2014	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2014	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1
Indenture, dated February 21, 2014, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.2
Registration Rights Agreement, dated February 21, 2014, by and among the Company, the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.3
Amended and Restated Credit Agreement, dated March 21, 2014, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 21, 2014 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.