Form 10-Q
period 2014-06-30
OSHKOSH CORP
filed 2014-07-29
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 22, 2014, 85,013,940 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
Condensed Consolidated Statements of Income
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,932.4	$2,204.4	$5,140.5	$5,938.6
Cost of sales	1,585.5	1,818.9	4,247.3	5,003.7
Gross income	346.9	385.5	893.2	934.9

Operating expenses:
Selling, general and administrative	158.7	146.0	461.4	451.6
Amortization of purchased intangibles	13.9	13.9	41.6	42.8
Total operating expenses	172.6	159.9	503.0	494.4
Operating income	174.3	225.6	390.2	440.5

Other income (expense):
Interest expense	(14.1)	(16.6)	(57.3)	(49.4)
Interest income	0.4	3.1	1.4	7.3
Miscellaneous, net	0.8	(4.7)	(0.4)	(4.3)
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	161.4	207.4	333.9	394.1
Provision for income taxes	56.0	59.9	103.6	115.7
Income from continuing operations before equity in earnings (losses) of unconsolidated affiliates	105.4	147.5	230.3	278.4
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	0.9	1.2	2.2
Income from continuing operations, net of tax	105.1	148.4	231.5	280.6
Income from discontinued operations, net of tax	—	0.3	—	1.1
Net income	$105.1	$148.7	$231.5	$281.7

Earnings per share attributable to common shareholders-basic:
From continuing operations	$1.24	$1.69	$2.72	$3.16
From discontinued operations	—	—	—	0.01
	$1.24	$1.69	$2.72	$3.17

Earnings per share attributable to common shareholders-diluted:
From continuing operations	$1.22	$1.67	$2.68	$3.12
From discontinued operations	—	—	—	0.01
	$1.22	$1.67	$2.68	$3.13

Cash dividends per share on Common Stock	$0.15	$—	$0.45	$—

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$105.1	$148.7	$231.5	$281.7
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(4.1)	1.2	(3.6)	3.2
Currency translation adjustments	(0.6)	(3.4)	5.6	(4.8)
Total other comprehensive income (loss), net of tax	(4.7)	(2.2)	2.0	(1.6)
Comprehensive income	$100.4	$146.5	$233.5	$280.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$525.7	$733.5
Receivables, net	1,034.3	794.3
Inventories, net	929.2	822.0
Deferred income taxes, net	72.0	67.6
Prepaid income taxes	18.0	100.4
Other current assets	34.7	35.6
Total current assets	2,613.9	2,553.4
Investment in unconsolidated affiliates	22.2	20.9
Property, plant and equipment, net	373.4	362.2
Goodwill	1,043.7	1,041.0
Purchased intangible assets, net	673.5	714.7
Other long-term assets	84.6	73.5
Total assets	$4,811.3	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$20.0	$65.0
Accounts payable	592.9	531.7
Customer advances	302.3	294.4
Payroll-related obligations	136.5	146.9
Accrued warranty	94.6	101.3
Deferred revenue	17.6	23.8
Other current liabilities	174.0	217.6
Total current liabilities	1,337.9	1,380.7
Long-term debt, less current maturities	880.0	890.0
Deferred income taxes, net	106.0	143.0
Other long-term liabilities	266.4	244.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	751.0	725.6
Retained earnings	1,774.9	1,581.5
Accumulated other comprehensive loss	(12.6)	(14.6)
Common Stock in treasury, at cost (7,098,125 and 5,566,890 shares, respectively)	(293.2)	(185.6)
Total shareholders’ equity	2,221.0	2,107.8
Total liabilities and shareholders' equity	$4,811.3	$4,765.7

The accompanying notes are an integral part of these financial statements
OSHKOSH CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$1,853.5
Net income	—	—	281.7	—	—	281.7
Employee pension and postretirement benefits, net of tax of $1.9	—	—	—	3.2	—	3.2
Currency translation adjustments, net	—	—	—	(4.8)	—	(4.8)
Repurchases of Common Stock	—	—	—	—	(169.0)	(169.0)
Exercise of stock options	—	(1.5)	—	—	21.4	19.9
Stock-based compensation expense	—	15.3	—	—	—	15.3
Tax shortfall related to stock-based compensation	—	(0.9)	—	—	—	(0.9)
Other	—	(0.8)	—	—	0.6	(0.2)
Balance at June 30, 2013	$0.9	$715.6	$1,545.2	$(103.0)	$(160.0)	$1,998.7

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	231.5	—	—	231.5
Employee pension and postretirement benefits, net of tax of $2.1	—	—	—	(3.6)	—	(3.6)
Currency translation adjustments, net	—	—	—	5.6	—	5.6
Cash dividends ($0.45 per share)	—	—	(38.1)	—	—	(38.1)
Repurchases of Common Stock	—	—	—	—	(152.8)	(152.8)
Exercise of stock options	—	6.3	—	—	44.1	50.4
Stock-based compensation expense	—	15.8	—	—	—	15.8
Tax benefit related to stock-based compensation	—	6.3	—	—	—	6.3
Other	—	(3.0)	—	—	1.1	(1.9)
Balance at June 30, 2014	$0.9	$751.0	$1,774.9	$(12.6)	$(293.2)	$2,221.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended June 30,
	2014	2013
Operating activities:
Net income	$231.5	$281.7
Depreciation and amortization	95.2	95.2
Stock-based compensation expense	15.8	15.3
Deferred income taxes	(39.2)	(17.2)
Other non-cash adjustments	2.5	(2.7)
Changes in operating assets and liabilities	(236.4)	(124.8)
Net cash provided by operating activities	69.4	247.5

Investing activities:
Additions to property, plant and equipment	(54.6)	(25.2)
Additions to equipment held for rental	(15.9)	(13.1)
Contribution to rabbi trust	(1.9)	(19.4)
Proceeds from sale of equipment held for rental	5.5	6.9
Other investing activities	(1.0)	(3.0)
Net cash used by investing activities	(67.9)	(53.8)

Financing activities:
Repurchases of Common Stock	(152.8)	(169.0)
Repayment of long-term debt	(705.0)	—
Proceeds from issuance of long-term debt	650.0	—
Debt issuance costs	(19.1)	—
Proceeds from exercise of stock options	50.4	19.9
Dividends paid	(38.1)	—
Excess tax benefit from stock-based compensation	6.1	0.6
Net cash used by financing activities	(208.5)	(148.5)

Effect of exchange rate changes on cash	(0.8)	(0.1)
Increase (decrease) in cash and cash equivalents	(207.8)	45.1
Cash and cash equivalents at beginning of period	733.5	540.7
Cash and cash equivalents at end of period	$525.7	$585.8

Supplemental disclosures:
Cash paid for interest	$34.2	$35.0
Cash paid for income taxes	27.3	45.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the "Company") for the year ended September 30, 2013. The interim results are not necessarily indicative of results for the full year.

In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Medtec was previously included in the Company's fire & emergency segment. Due to the closure of this business, it has been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Income. Results of discontinued operations were immaterial for all periods presented.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will be required to adopt ASU No. 2014-09 as of October 1, 2017. The Company is currently evaluating the impact of ASU No. 2014-09 on the Company’s financial condition, results of operations and cash flows.

3.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2014	2013
U.S. government:
Amounts billed	$109.7	$118.3
Costs and profits not billed	44.1	31.7
	153.8	150.0
Other trade receivables	856.5	607.6
Finance receivables	8.4	3.3
Notes receivable	24.6	22.2
Other receivables	32.9	51.4
	1,076.2	834.5
Less allowance for doubtful accounts	(23.9)	(20.4)
	$1,052.3	$814.1

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At June 30, 2014, the Company had recorded $5.1 million of revenue on contracts which remained undefinitized as of that date. To the extent that contract definitization results in changes

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded pre-tax income of $5.0 million for the three months ended June 30, 2013 related to changes in estimates on undefinitized contracts. The changes increased net income by $3.1 million, or $0.04 per diluted share, for the three months ended June 30, 2013. The Company recorded pre-tax income of $7.5 million and $9.6 million for the nine months ended June 30, 2014 and 2013, respectively, related to changes in estimates on these contracts. The changes increased net income by $4.7 million, or $0.05 per diluted share, and $6.1 million, or $0.07 per diluted share, respectively.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2014	2013
Current receivables	$1,034.3	$794.3
Long-term receivables	18.0	19.8
	$1,052.3	$814.1

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	1.8	0.6	19.7	20.2
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	8.4	3.3	—	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	—	—	24.6	22.2
Allowance for doubtful accounts	—	—	(13.8)	(11.0)

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2014, approximately 93% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivables are applied first to principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. For the nine months ended June 30, 2014 and 2013, the Company recognized interest income as the result of the receipt of payment from a customer on a note receivable on nonaccrual status of $0.1 million and $6.3 million, respectively. The Company determines past due or delinquency status based upon the due date of the receivable.

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At June 30, 2014, restructured finance and notes receivables were $1.2 million and $19.7 million, respectively. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2014.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.2	$13.8	$10.0	$24.0	$1.3	$11.0	$11.0	$23.3
Provision for doubtful accounts, net of recoveries	(0.1)	—	(0.3)	(0.4)	(0.2)	—	(0.6)	(0.8)
Charge-off of accounts	—	—	(0.1)	(0.1)	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	0.4	0.4	—	—	—	—
Allowance for doubtful accounts at end of period	$0.1	$13.8	$10.0	$23.9	$1.1	$11.0	$9.8	$21.9

	Nine Months Ended June 30, 2014				Nine Months Ended June 30, 2013
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$11.0	$9.4	$20.4	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	0.1	2.8	0.8	3.7	(0.3)	3.0	2.2	4.9
Charge-off of accounts	—	(0.1)	(0.2)	(0.3)	—	—	(1.0)	(1.0)
Foreign currency translation	—	0.1	—	0.1	—	—	—	—
Allowance for doubtful accounts at end of period	$0.1	$13.8	$10.0	$23.9	$1.1	$11.0	$9.8	$21.9

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Inventories

Inventories consisted of the following (in millions):

		June 30,	September 30,
		2014	2013
Raw materials		$469.8	$428.4
Partially finished products		254.0	272.4
Finished products		329.6	312.6
Inventories at FIFO cost		1,053.4	1,013.4
Less:	Progress/performance-based payments on U.S. government contracts	(43.2)	(114.9)
	Excess of FIFO cost over LIFO cost	(81.0)	(76.5)
		$929.2	$822.0

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	June 30,	September 30,
	2014	2013
RiRent (The Netherlands)	$11.5	$11.9
Mezcladoras (Mexico)	10.7	9.0
	$22.2	$20.9

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company recognized sales to RiRent of $2.5 million and $1.5 million during the nine months ended June 30, 2014 and 2013, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €12.0 million bank credit facility, the partners of RiRent have committed that RiRent will maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 71.5% as of June 30, 2014).

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. ("Mezcladoras"). Mezcladoras is a manufacturer and distributor of industrial, commercial and agricultural machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $4.9 million and $8.1 million during the nine months ended June 30, 2014 and 2013, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2014	2013
Land and land improvements	$47.9	$47.8
Buildings	247.3	242.6
Machinery and equipment	611.6	583.1
Equipment on operating lease to others	30.6	19.6
Construction in progress	9.7	—
	947.1	893.1
Less accumulated depreciation	(573.7)	(530.9)
	$373.4	$362.2

Depreciation expense recorded in continuing operations was $17.0 million and $16.8 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense recorded in continuing operations was $48.2 million and $48.8 million for the nine months ended June 30, 2014 and 2013, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at June 30, 2014 and September 30, 2013 was $23.1 million and $14.0 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2014 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2013	$913.5	$106.1	$21.4	$1,041.0
Foreign currency translation	2.8	—	(0.1)	2.7
Net goodwill at June 30, 2014	$916.3	$106.1	$21.3	$1,043.7

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2014			September 30, 2013
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,848.4	$(932.1)	$916.3	$1,845.6	$(932.1)	$913.5
Fire & emergency	114.3	(8.2)	106.1	114.3	(8.2)	106.1
Commercial	197.2	(175.9)	21.3	197.3	(175.9)	21.4
	$2,159.9	$(1,116.2)	$1,043.7	$2,157.2	$(1,116.2)	$1,041.0

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of the Company’s total purchased intangible assets were as follows (in millions):

	June 30, 2014
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(24.8)	$30.6
Non-compete	10.5	56.3	(56.1)	0.2
Technology-related	11.9	103.9	(73.0)	30.9
Customer relationships	12.7	567.5	(345.8)	221.7
Other	16.6	16.6	(13.7)	2.9
	14.3	799.7	(513.4)	286.3
Non-amortizable trade names		387.2	—	387.2
		$1,186.9	$(513.4)	$673.5

	September 30, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(23.7)	$31.7
Non-compete	10.5	56.4	(56.1)	0.3
Technology-related	11.9	103.9	(66.8)	37.1
Customer relationships	12.7	566.2	(311.1)	255.1
Other	16.6	16.6	(13.3)	3.3
	14.4	798.5	(471.0)	327.5
Non-amortizable trade names		387.2	—	387.2
		$1,185.7	$(471.0)	$714.7

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2014 and the five years succeeding September 30, 2014 are as follows: 2014 (remaining three months) - $13.9 million; 2015 - $54.7 million; 2016 - $54.2 million; 2017 - $45.9 million; 2018 - $38.1 million and 2019 - $36.7 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2014	2013
Senior Secured Term Loan	$400.0	$455.0
8¼% Senior notes due March 2017	—	250.0
8½% Senior notes due March 2020	250.0	250.0
5.375% Senior notes due March 2022	250.0	—
	900.0	955.0
Less current maturities	(20.0)	(65.0)
	$880.0	$890.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	20.0	65.0
	$20.0	$65.0

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600.0 million and (ii) a $400.0 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million commencing September 30, 2014 with a balloon payment of $310.0 million due at maturity in March 2019. At June 30, 2014, outstanding letters of credit of $86.4 million reduced available capacity under the Revolving Credit Facility to $513.6 million.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries, and the Company will guarantee the obligations of certain of its subsidiaries under the Credit Agreement. Subject to certain exceptions, the Credit Agreement is collateralized by (i) a first-priority perfected lien on substantially all of the personal property of the Company and each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary of the Company.
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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2014, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2014 was 1.65%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2014.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the 2017 Senior Notes at a price of 104.125%. The Company recognized approximately $10.5 million of expense associated with the 2022 Senior Notes transaction, comprised of unamortized debt issuance costs, call premium and third-party costs in the three month period ended March 31, 2014. Expenses related to the transaction are included in interest expense. Additionally, approximately $6.0 million of debt issuance costs were capitalized to prepaid assets in connection with the transaction. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2014, the fair value of the 2020 Senior Notes and the 2022 Senior Notes was estimated to be $270 million and $257 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2014	2013
Balance at beginning of period	$101.3	$95.0
Warranty provisions	33.5	38.0
Settlements made	(39.9)	(37.3)
Changes in liability for pre-existing warranties, net	(0.4)	5.0
Foreign currency translation	0.1	(1.1)
Balance at end of period	$94.6	$99.6

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

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby it guarantees an aggregate of $420.4 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at June 30, 2014 was $109.4 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$4.4	$4.8	$4.3	$5.0
Provision for new credit guarantees	0.6	1.3	1.3	1.7
Settlements made	(0.3)	(0.1)	(0.4)	(0.2)
Changes for pre-existing guarantees, net	0.1	(0.1)	0.1	(0.4)
Amortization of previous guarantees	(0.5)	(0.3)	(1.0)	(0.5)
Foreign currency translation	—	(0.1)	—	(0.1)
Balance at end of period	$4.3	$5.5	$4.3	$5.5

11.    Shareholders' Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 11.0 million shares. The Company did not repurchase any shares between February 4, 2014 and June 30, 2014. As a result, 11.0 million shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2014. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At June 30, 2014, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $0.7 million. At June 30, 2013, the Company had no forward foreign exchange contracts

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

designated as hedges. Net gains or losses related to hedge ineffectiveness were insignificant for all periods. Ineffectiveness is included in "Miscellaneous, net" in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $145.9 million in notional amounts, including $58.6 million in contracts to sell Euro, $35.0 million in contracts to sell Australian dollars, $19.8 million in contracts to buy U.K. pound sterling and $20.6 million in contracts to buy Euro and sell U.K pound sterling, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2014		September 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.4	$1.2	$0.2	$1.9

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30,		Nine Months Ended June 30,
		2014	2013	2014	2013
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$(0.9)	$1.1	$(1.8)	$1.2

13.    Fair Value Measurement

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most objective measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

There were no transfers of assets between levels during the three and nine months ended June 30, 2014.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2014, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$22.4	$—	$—	$22.4
Foreign currency exchange derivatives (b)	—	0.4	—	0.4

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified supplemental executive retirement plans ("SERP"). The fair values of these investments are estimated using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Condensed Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that remained outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. At June 30, 2014, the Company had reserved 7,614,336 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 was $5.2 million ($3.3 million net of tax) and $21.2 million ($13.4 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 was $4.4 million ($2.7 million net of tax) and $23.1 million ($14.6 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$2.8	$3.7	$8.4	$11.3
Interest cost	4.4	3.9	13.2	11.9
Expected return on plan assets	(4.7)	(4.1)	(14.0)	(12.4)
Amortization of prior service cost	0.5	0.4	1.5	1.3
Curtailment	0.3	—	4.4	2.8
Amortization of net actuarial loss	0.2	1.1	0.7	3.3
Net periodic benefit cost	$3.5	$5.0	$14.2	$18.2

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with staffing reductions in the defense segment that the Company announced in April 2014 and completed in June 2014 as a result of declining sales to the U.S. Department of Defense, a pension curtailment charge of $4.4 million was recorded during the nine months ended June 30, 2014. The Company does not expect to make contributions to its pension plans in fiscal 2014.

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.6	$1.6	$1.8	$5.4
Interest cost	0.5	0.8	1.5	2.4
Amortization of prior service cost	(0.5)	(0.1)	(1.3)	(0.3)
Curtailment	(10.0)	(1.9)	(10.0)	(2.9)
Amortization of net actuarial loss	0.1	0.2	0.2	0.8
Net periodic benefit cost	$(9.3)	$0.6	$(7.8)	$5.4

In connection with staffing reductions in the defense segment, an other post-employment benefit curtailment gain of $10.0 million was recorded during the three months ended June 30, 2014.

The Company made contributions to fund benefit payments of $1.5 million and $1.3 million for the nine months ended June 30, 2014 and 2013, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $0.5 million under these other post-employment benefit plans prior to the end of fiscal 2014.

16.    Income Taxes

The Company's effective income tax rate was 34.7% and 28.9% of pre-tax income for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the three months ended June 30, 2013 as compared to the statutory income tax rate was favorably impacted by a $0.7 million benefit (30 basis points) related to the reinstatement of the U.S. research and development tax credit, a $4.4 million benefit (210 basis points) related to provision to return adjustments and a reduction in valuation allowances on state net operating losses of $2.3 million (110 basis points).

The Company's effective income tax rate was 31.0% and 29.4% of pre-tax income for the nine months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended June 30, 2014 as compared to the statutory income tax rate was favorably impacted by the $12.1 million reduction of a valuation allowance (360 basis points) on net operating losses and deferred interest. The effective income tax rate for the nine months ended June 30, 2013 as compared to the statutory income tax rate was favorably impacted by a $5.3 million benefit (130 basis points) related to the U.S. research and development tax credit, a $4.4 million benefit (110 basis points) related to provision to return adjustments upon filing the Company's fiscal 2012 tax returns, the elimination of valuation allowances on state net operating loss carryforwards of $2.3 million (60 basis points) and lower foreign income taxes.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $43.5 million and $36.9 million as of June 30, 2014 and September 30, 2013, respectively. As of June 30, 2014, net unrecognized tax benefits, excluding interest and penalties, of $30.1 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2014 and 2013, the Company recognized charges of $3.3 million and $1.7 million, respectively, related to interest and penalties. At June 30, 2014, the Company had accruals for the payment of interest and penalties of $20.6 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $16.2 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. At June 30, 2014, the Company was under audit by the U.S. Internal Revenue Service for the taxable years ended September 30, 2011 and 2010.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(22.5)	$14.6	$(7.9)	$(97.6)	$(3.2)	$(100.8)
Other comprehensive income (loss) before reclassifications	(4.3)	(0.6)	(4.9)	—	(3.4)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	0.2	1.2	—	1.2
Net current period other comprehensive income (loss)	(4.1)	(0.6)	(4.7)	1.2	(3.4)	(2.2)
Balance at end of period	$(26.6)	$14.0	$(12.6)	$(96.4)	$(6.6)	$(103.0)

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23.0)	$8.4	$(14.6)	$(99.6)	$(1.8)	$(101.4)
Other comprehensive income (loss) before reclassifications	(4.3)	5.6	1.3	—	(4.8)	(4.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	0.7	3.2	—	3.2
Net current period other comprehensive income (loss)	(3.6)	5.6	2.0	3.2	(4.8)	(1.6)
Balance at end of period	$(26.6)	$14.0	$(12.6)	$(96.4)	$(6.6)	$(103.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Amortization of employee pension and postretirement benefits items
Prior service costs	$—	$(0.1)	$(0.2)	$(1.0)
Actuarial losses	(0.3)	(1.9)	(0.9)	(4.1)
Total before tax	(0.3)	(2.0)	(1.1)	(5.1)
Tax benefit	0.1	0.8	0.4	1.9
Net of tax	$(0.2)	$(1.2)	$(0.7)	$(3.2)

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations, net of tax	$105.1	$148.4	$231.5	$280.6
Income from discontinued operations, net of tax	—	0.3	—	1.1
Net income	105.1	148.7	231.5	281.7
Earnings allocated to participating securities	(0.4)	(0.9)	(0.9)	(1.8)
Earnings available to common shareholders	$104.7	$147.8	$230.6	$279.9

Basic Earnings Per Share:
Weighted-average common shares outstanding	84,635,817	87,110,576	84,666,189	88,174,280

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	84,635,817	87,110,576	84,666,189	88,174,280
Dilutive stock options and other equity-based compensation awards	1,489,220	1,396,076	1,509,735	1,304,075
Participating restricted stock	(215,972)	(260,326)	(205,065)	(207,382)
Diluted weighted-average common shares outstanding	85,909,065	88,246,326	85,970,859	89,270,973

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Stock awards	4,000	1,130,650	595,500	1,167,350

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

resolution with the EPA and/or the state environmental agencies. PRPs also negotiate with each other regarding allocation of the cleanup costs.

The Company had reserves of $0.5 million and $1.9 million for losses related to environmental matters that were probable and estimable at June 30, 2014 and September 30, 2013, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2014 and September 30, 2013, the estimated net liabilities for product and general liability claims were $39.6 million and $45.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $276.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $86.4 million at June 30, 2014.

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

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers. The Company reduced net sales by $10.7 million during the three months ended June 30, 2014 resulting from a reduction in other post-employment benefit eligible costs under historical cost-plus government contracts.

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

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$558.1	$—	$558.1	$485.4	$—	$485.4
Telehandlers	324.4	—	324.4	317.3	—	317.3
Other	156.7	—	156.7	138.8	—	138.8
Total access equipment	1,039.2	—	1,039.2	941.5	—	941.5

Defense	470.6	0.1	470.7	878.9	0.7	879.6

Fire & emergency	177.5	10.0	187.5	192.9	11.4	204.3

Commercial
Concrete placement	138.0	—	138.0	101.2	—	101.2
Refuse collection	73.5	—	73.5	65.8	—	65.8
Other	33.6	2.2	35.8	24.1	3.6	27.7
Total commercial	245.1	2.2	247.3	191.1	3.6	194.7
Intersegment eliminations	—	(12.3)	(12.3)	—	(15.7)	(15.7)
Consolidated sales	$1,932.4	$—	$1,932.4	$2,204.4	$—	$2,204.4

	Nine Months Ended June 30,
	2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,295.6	$—	$1,295.6	$1,116.9	$—	$1,116.9
Telehandlers	841.8	—	841.8	831.6	—	831.6
Other	436.4	—	436.4	391.6	0.1	391.7
Total access equipment	2,573.8	—	2,573.8	2,340.1	0.1	2,340.2

Defense	1,436.2	0.2	1,436.4	2,533.4	2.5	2,535.9

Fire & emergency	513.4	28.2	541.6	526.1	34.3	560.4

Commercial
Concrete placement	313.1	—	313.1	256.7	—	256.7
Refuse collection	214.9	—	214.9	207.9	—	207.9
Other	89.1	5.1	94.2	74.4	18.5	92.9
Total commercial	617.1	5.1	622.2	539.0	18.5	557.5
Intersegment eliminations	—	(33.5)	(33.5)	—	(55.4)	(55.4)
Consolidated sales	$5,140.5	$—	$5,140.5	$5,938.6	$—	$5,938.6

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss) from continuing operations:
Access equipment	$166.8	$154.5	$373.7	$298.4
Defense	19.1	85.8	78.4	213.7
Fire & emergency	6.2	6.5	14.1	14.6
Commercial	19.9	10.0	35.5	25.6
Corporate	(37.7)	(31.2)	(111.4)	(111.8)
Intersegment eliminations	—	—	(0.1)	—
Consolidated	174.3	225.6	390.2	440.5
Interest expense net of interest income	(13.7)	(13.5)	(55.9)	(42.1)
Miscellaneous other income (expense)	0.8	(4.7)	(0.4)	(4.3)
Income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	$161.4	$207.4	$333.9	$394.1

	June 30,	September 30,
	2014	2013
Identifiable assets:
Access equipment:
U.S.	$1,919.7	$1,673.7
Europe (a)	762.0	709.0
Rest of World	247.2	227.6
Total access equipment	2,928.9	2,610.3
Defense - U.S.	320.6	370.4
Fire & emergency - U.S.	514.0	537.1
Commercial:
U.S.	388.2	327.4
Rest of World (a)	38.9	32.6
Total commercial	427.1	360.0
Corporate:
U.S. (b)	607.8	878.0
Rest of World	12.9	9.9
Total corporate	620.7	887.9
Consolidated	$4,811.3	$4,765.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2014	2013
Net sales:
United States	$3,940.6	$4,688.7
Other North America	268.4	177.4
Europe, Africa and Middle East	534.0	723.0
Rest of World	397.5	349.5
Consolidated	$5,140.5	$5,938.6

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

On June 30, 2014, the Company completed a holding company reorganization pursuant to which the Company became the parent holding company for the Company's entire group of businesses, including the Company's defense business, which prior to the reorganization, the Company operated directly. As part of the reorganization, the Company formed a new, wholly-owned subsidiary, Oshkosh Defense, LLC ("Oshkosh Defense"), and Oshkosh Defense succeeded to the Company's defense business. As a result, Oshkosh Defense became a guarantor of the Company's obligations under the Credit Agreement, as well as the 2020 Senior Notes and the 2022 Senior Notes. Historical information has been reclassified to reflect Oshkosh Defense as a guarantor subsidiary for all periods presented.

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,647.3	$309.8	$(24.7)	$1,932.4
Cost of sales	0.9	1,383.0	226.3	(24.7)	1,585.5
Gross income	(0.9)	264.3	83.5	—	346.9
Selling, general and administrative expenses	36.6	102.4	19.7	—	158.7
Amortization of purchased intangibles	—	10.0	3.9	—	13.9
Operating income (loss)	(37.5)	151.9	59.9	—	174.3
Interest expense	(58.2)	(12.3)	(0.8)	57.2	(14.1)
Interest income	0.7	14.6	42.3	(57.2)	0.4
Miscellaneous, net	15.5	(51.2)	36.5	—	0.8
Income (loss) from continuing operations before income taxes	(79.5)	103.0	137.9	—	161.4
Provision for (benefit from) income taxes	(32.2)	41.1	47.1	—	56.0
Income (loss) from continuing operations before equity in earnings of affiliates	(47.3)	61.9	90.8	—	105.4
Equity in earnings of consolidated subsidiaries	152.4	65.4	53.1	(270.9)	—
Equity in earnings of unconsolidated affiliates	—	—	(0.3)	—	(0.3)
Income from continuing operations	105.1	127.3	143.6	(270.9)	105.1
Discontinued operations, net of tax	—	—	—	—	—
Net income	105.1	127.3	143.6	(270.9)	105.1
Other comprehensive income (loss), net of tax	(4.7)	(3.7)	(1.2)	4.9	(4.7)
Comprehensive income	$100.4	$123.6	$142.4	$(266.0)	$100.4

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,980.4	$253.5	$(29.5)	$2,204.4
Cost of sales	0.9	1,630.6	217.0	(29.6)	1,818.9
Gross income	(0.9)	349.8	36.5	0.1	385.5
Selling, general and administrative expenses	31.8	96.2	18.0	—	146.0
Amortization of purchased intangibles	—	10.0	3.9	—	13.9
Operating income (loss)	(32.7)	243.6	14.6	0.1	225.6
Interest expense	(54.9)	(14.1)	(0.9)	53.3	(16.6)
Interest income	0.8	14.5	41.1	(53.3)	3.1
Miscellaneous, net	12.1	(61.9)	45.1	—	(4.7)
Income (loss) from continuing operations before income taxes	(74.7)	182.1	99.9	0.1	207.4
Provision for (benefit from) income taxes	(22.9)	57.8	25.0	—	59.9
Income (loss) from continuing operations before equity in earnings of affiliates	(51.8)	124.3	74.9	0.1	147.5
Equity in earnings of consolidated subsidiaries	200.5	40.8	66.0	(307.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.9	—	0.9
Income from continuing operations	148.7	165.1	141.8	(307.2)	148.4
Discontinued operations, net of tax	—	0.3	—	—	0.3
Net income	148.7	165.4	141.8	(307.2)	148.7
Other comprehensive income (loss), net of tax	(2.2)	(6.0)	2.5	3.5	(2.2)
Comprehensive income	$146.5	$159.4	$144.3	$(303.7)	$146.5

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,418.5	$787.2	$(65.2)	$5,140.5
Cost of sales	2.1	3,706.8	603.3	(64.9)	4,247.3
Gross income	(2.1)	711.7	183.9	(0.3)	893.2
Selling, general and administrative expenses	110.1	283.0	68.3	—	461.4
Amortization of purchased intangibles	—	30.0	11.6	—	41.6
Operating income (loss)	(112.2)	398.7	104.0	(0.3)	390.2
Interest expense	(189.8)	(36.8)	(2.4)	171.7	(57.3)
Interest income	2.2	43.7	127.2	(171.7)	1.4
Miscellaneous, net	45.0	(129.2)	83.8	—	(0.4)
Income (loss) from continuing operations before income taxes	(254.8)	276.4	312.6	(0.3)	333.9
Provision for (benefit from) income taxes	(94.9)	104.1	94.5	(0.1)	103.6
Income (loss) from continuing operations before equity in earnings of affiliates	(159.9)	172.3	218.1	(0.2)	230.3
Equity in earnings of consolidated subsidiaries	391.4	116.7	132.4	(640.5)	—
Equity in earnings of unconsolidated affiliates	—	—	1.2	—	1.2
Income from continuing operations	231.5	289.0	351.7	(640.7)	231.5
Discontinued operations, net of tax	—	—	—	—	—
Net income	231.5	289.0	351.7	(640.7)	231.5
Other comprehensive income (loss), net of tax	2.0	(4.0)	5.3	(1.3)	2.0
Comprehensive income	$233.5	$285.0	$357.0	$(642.0)	$233.5

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,334.5	$694.2	$(90.1)	$5,938.6
Cost of sales	2.7	4,482.4	608.7	(90.1)	5,003.7
Gross income	(2.7)	852.1	85.5	—	934.9
Selling, general and administrative expenses	111.3	309.3	31.0	—	451.6
Amortization of purchased intangibles	—	30.0	12.8	—	42.8
Operating income (loss)	(114.0)	512.8	41.7	—	440.5
Interest expense	(156.4)	(42.1)	(2.8)	151.9	(49.4)
Interest income	2.0	33.6	123.6	(151.9)	7.3
Miscellaneous, net	40.9	(134.5)	89.3	—	(4.3)
Income (loss) from continuing operations before income taxes	(227.5)	369.8	251.8	—	394.1
Provision for (benefit from) income taxes	(70.2)	116.0	69.9	—	115.7
Income (loss) from continuing operations before equity in earnings of affiliates	(157.3)	253.8	181.9	—	278.4
Equity in earnings of consolidated subsidiaries	439.0	86.3	112.6	(637.9)	—
Equity in earnings of unconsolidated affiliates	—	—	2.2	—	2.2
Income from continuing operations	281.7	340.1	296.7	(637.9)	280.6
Discontinued operations, net of tax	—	1.1	—	—	1.1
Net income	281.7	341.2	296.7	(637.9)	281.7
Other comprehensive income (loss), net of tax	(1.6)	(5.9)	1.0	4.9	(1.6)
Comprehensive income	$280.1	$335.3	$297.7	$(633.0)	$280.1

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$488.1	$8.2	$29.4	$—	$525.7
Receivables, net	38.3	808.3	243.1	(55.4)	1,034.3
Inventories, net	—	587.2	342.0	—	929.2
Other current assets	29.2	74.6	20.9	—	124.7
Total current assets	555.6	1,478.3	635.4	(55.4)	2,613.9
Investment in and advances to consolidated subsidiaries	2,660.4	(535.1)	3,695.0	(5,820.3)	—
Intangible assets, net	—	1,040.2	677.0	—	1,717.2
Other long-term assets	106.6	225.3	148.3	—	480.2
Total assets	$3,322.6	$2,208.7	$5,155.7	$(5,875.7)	$4,811.3

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13.1	$483.7	$144.4	$(48.3)	$592.9
Customer advances	—	300.6	1.7	—	302.3
Other current liabilities	122.4	224.2	103.2	(7.1)	442.7
Total current liabilities	135.5	1,008.5	249.3	(55.4)	1,337.9
Long-term debt, less current maturities	880.0	—	—	—	880.0
Other long-term liabilities	86.1	161.6	124.7	—	372.4
Shareholders' equity	2,221.0	1,038.6	4,781.7	(5,820.3)	2,221.0
Total liabilities and shareholders' equity	$3,322.6	$2,208.7	$5,155.7	$(5,875.7)	$4,811.3

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$711.7	$2.7	$19.1	$—	$733.5
Receivables, net	23.5	627.6	180.8	(37.6)	794.3
Inventories, net	—	586.6	236.5	(1.1)	822.0
Other current assets	112.4	70.4	20.5	0.3	203.6
Total current assets	847.6	1,287.3	456.9	(38.4)	2,553.4
Investment in and advances to consolidated subsidiaries	2,295.7	(556.3)	3,479.2	(5,218.6)	—
Intangible assets, net	—	1,069.8	685.9	—	1,755.7
Other long-term assets	82.3	239.4	134.9	—	456.6
Total assets	$3,225.6	$2,040.2	$4,756.9	$(5,257.0)	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16.5	$454.4	$90.9	$(30.1)	$531.7
Customer advances	—	291.1	3.3	—	294.4
Other current liabilities	139.6	321.9	101.4	(8.3)	554.6
Total current liabilities	156.1	1,067.4	195.6	(38.4)	1,380.7
Long-term debt, less current maturities	890.0	—	—	—	890.0
Other long-term liabilities	71.7	175.9	139.6	—	387.2
Shareholders' equity	2,107.8	796.9	4,421.7	(5,218.6)	2,107.8
Total liabilities and shareholders' equity	$3,225.6	$2,040.2	$4,756.9	$(5,257.0)	$4,765.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(18.7)	$(29.5)	$117.6	$—	$69.4

Investing activities:
Additions to property, plant and equipment	(21.5)	(18.9)	(14.2)	—	(54.6)
Additions to equipment held for rental	—	—	(15.9)	—	(15.9)
Contribution to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of equipment held for rental	—	—	5.5	—	5.5
Intercompany investing	29.0	73.2	(81.9)	(20.3)	—
Other investing activities	(1.1)	0.1	—	—	(1.0)
Net cash provided (used) by investing activities	4.5	54.4	(106.5)	(20.3)	(67.9)

Financing activities:
Repurchases of Common Stock	(152.8)	—	—	—	(152.8)
Repayment of long-term debt	(705.0)	—	—	—	(705.0)
Proceeds from the issuance of long-term debt	650.0	—	—	—	650.0
Debt issuance costs	(19.1)	—	—	—	(19.1)
Proceeds from exercise of stock options	50.4	—	—	—	50.4
Dividends paid	(38.1)	—	—	—	(38.1)
Excess tax benefit from stock-based compensation	6.1	—	—	—	6.1
Intercompany financing	(0.9)	(19.5)	0.1	20.3	—
Net cash provided (used) by financing activities	(209.4)	(19.5)	0.1	20.3	(208.5)

Effect of exchange rate changes on cash	—	0.1	(0.9)	—	(0.8)
Increase (decrease) in cash and cash equivalents	(223.6)	5.5	10.3	—	(207.8)
Cash and cash equivalents at beginning of period	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of period	$488.1	$8.2	$29.4	$—	$525.7

OSHKOSH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(16.4)	$48.1	$215.8	$—	$247.5

Investing activities:
Additions to property, plant and equipment	(4.9)	(13.2)	(7.1)	—	(25.2)
Additions to equipment held for rental	—	—	(13.1)	—	(13.1)
Contributions to rabbi trust	(19.4)	—	—	—	(19.4)
Proceeds from sale of equipment held for rental	—	—	6.9	—	6.9
Intercompany investing	245.4	(15.5)	(208.3)	(21.6)	—
Other investing activities	—	0.3	(3.3)	—	(3.0)
Net cash provided (used) by investing activities	221.1	(28.4)	(224.9)	(21.6)	(53.8)

Financing activities:
Repurchases of Common Stock	(169.0)	—	—	—	(169.0)
Proceeds from exercise of stock options	19.9	—	—	—	19.9
Excess tax benefit from stock-based compensation	0.6	—	—	—	0.6
Intercompany financing	(0.9)	(19.5)	(1.2)	21.6	—
Net cash provided (used) by financing activities	(149.4)	(19.5)	(1.2)	21.6	(148.5)

Effect of exchange rate changes on cash	—	(0.7)	0.6	—	(0.1)
Increase (decrease) in cash and cash equivalents	55.3	(0.5)	(9.7)	—	45.1
Cash and cash equivalents at beginning of period	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of period	$555.3	$5.0	$25.5	$—	$585.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the pace of U.S. and European economic recoveries; the strength of emerging market growth and projected adoption rate of work at height machinery; the expected level and timing of U.S. Department of Defense ("DoD") and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle ("JLTV") production contract award; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; the duration of the ongoing global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; the impact of cyber security risk and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 29, 2014 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.22 in the third quarter of fiscal 2014, a $0.45 per share decline in earnings compared to the third quarter fiscal 2013 earnings per share of $1.67. Record quarterly sales and operating income in the access equipment segment and the highest quarterly operating income margin since 2007 in the commercial segment were not sufficient to overcome the expected decline in defense segment results primarily related to lower DoD spending as a result of the wind down of the conflicts in Iraq and Afghanistan. Quarterly third party sales in the access equipment segment exceeded $1 billion for the first time. The commercial segment reported an operating income margin of 8.0% on higher sales of concrete mixers and refuse collection vehicles.
The Company continues to execute its MOVE strategy, with each area of focus of the strategy contributing to propel the Company forward. This was evidenced by the third quarter performance of the access equipment and commercial segments.

In the defense segment, the Company completed its previously announced additional workforce reductions, lowering staffing in the segment by an additional 30% to match similarly lower production rates beginning in the fourth quarter of fiscal 2014. As a result of the additional workforce reduction, the defense segment recorded a net pre-tax curtailment gain of $9.7 million related to pension and other post employment benefits (“OPEB"). The curtailment gain was completely offset by a $10.7 million reduction in net sales and operating income resulting from a reduction in eligible OPEB costs under historical cost-plus government contracts. To accommodate the lower sales levels, the defense segment extended its annual summer production shutdown by several weeks to reconfigure its principal manufacturing facilities to run more efficiently at shorter runs of multiple product lines.

Consolidated net sales for the third quarter of fiscal 2014 were $1.93 billion, a 12.3% decrease from the third quarter of fiscal 2013. Sales growth in the access equipment and commercial segments in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 was more than offset by the expected decline in defense segment sales. Consolidated operating income for the third quarter of fiscal 2014 was $174.3 million, or 9.0% of sales, compared to $225.6 million, or 10.2% of sales, in the third quarter of fiscal 2013. Higher operating income in the access equipment and commercial segments was not sufficient to offset the decline in defense segment operating income, which was impacted by expected overall lower sales volume and lower quantities of higher margin international MRAP All-Terrain Vehicles ("M-ATV") sales in the current year quarter.

The Company expects its earnings per share for full-year fiscal 2014 will be between $3.42 to $3.57 per share. Excluding pension and other post-employment benefit curtailment gains and losses, contract pricing adjustments for OPEB costs, debt extinguishment costs and a benefit related to a reduction in a net operating loss valuation allowance, the Company narrowed its estimated adjusted earnings per share range for full-year fiscal 2014 from $3.40 to $3.65 per share, to $3.40 to $3.55 per share. The lower earnings per share estimate at the high end of the range reflects, among other items, the slowdown in the Latin American access equipment and commercial markets that the Company has observed. The Company now expects consolidated sales for fiscal 2014 will be between $6.70 billion and $6.75 billion, compared to the Company's previous consolidated sales estimate range of $6.70 billion to $6.80 billion. The Company believes that consolidated operating income will be in the range of $485 million to $500 million. Excluding pension and OPEB curtailment gains and losses and contract pricing adjustments for OPEB costs in the defense segment, the Company believes that consolidated adjusted operating income will be in the range of $490 million to $505 million for fiscal 2014, as compared to the Company's previous expectations of $490 million to $520 million.

The Company now expects access equipment segment sales will be between $3.40 billion and $3.425 billion for fiscal 2014, down $25 million on the high end of the Company's previous sales estimates largely reflecting the lower expectations for the Latin American market. The Company now believes that operating income margins in the access equipment segment for fiscal 2014 will be approximately 14.6%, within the Company's previous estimate range of 14.5% to 14.75%, reflecting the lower sales outlook and higher operating expenses to support continuing MOVE initiatives.

The Company expects sales in the defense segment will be between $1.725 billion and $1.75 billion for fiscal 2014, unchanged from the Company's previous sales estimate range. The Company now believes operating income margins in the defense segment for fiscal 2014 will be approximately 4.45%, within the Company's previous estimate range of 4.25% to 4.50%. Excluding pension and other post-employment benefit curtailment gains and losses and contract pricing adjustments for OPEB costs, the Company believes adjusted operating income margins in the defense segment for fiscal 2014 will be approximately 4.75%.

The Company now expects sales in the fire & emergency segment will be approximately $775 million in fiscal 2014, down slightly from the Company's previous sales estimate of approximately $800 million as stock unit sales of fire apparatus have been slower than anticipated. The Company believes that fire & emergency segment operating income margins will be approximately 3.5% for fiscal 2014, which is at the low end of the Company's previous estimate range of 3.5% to 3.75%, reflecting a delay in the realization of benefits associated with planned operational initiatives and the adverse absorption impact of the lower sales estimate.

The Company now believes that sales in the commercial segment for fiscal 2014 will be approximately $850 million, which is at the low end of the Company's previous sales estimate range of $850 million to $875 million. The change in sales estimate largely reflects the timing of orders and chassis deliveries for concrete mixers and a slow growth rate for refuse collection vehicles. The Company now believes that operating income margins in the commercial segment for fiscal 2014 will be approximately 6.0%, which is at the low end of the Company's previous estimate range of 6.0% to 6.25%, reflecting the adverse absorption impact of the lower sales estimate.

The Company expects that corporate expenses will be approximately $157 million for fiscal 2014, consistent with the Company's previous operating expense estimate. Consistent with previous estimates, the Company believes that its fiscal 2014 effective income tax rate will approximate 29%, including an approximate 300 basis point benefit from the release of a net operating loss valuation allowance in the second quarter of fiscal 2014. The Company's expectations assume an average full-year fiscal 2014 share count of approximately 86 million shares. The Company believes that capital expenditures for fiscal 2014 will be approximately $100 million, up from the Company's previous estimate of approximately $80 million, reflecting increased capital spending to support several vertical integration initiatives.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2014	2013	2014	2013
Net sales:
Access equipment	$1,039.2	$941.5	$2,573.8	$2,340.2
Defense	470.7	879.6	1,436.4	2,535.9
Fire & emergency	187.5	204.3	541.6	560.4
Commercial	247.3	194.7	622.2	557.5
Intersegment eliminations	(12.3)	(15.7)	(33.5)	(55.4)
Consolidated	$1,932.4	$2,204.4	$5,140.5	$5,938.6

Third Quarter Fiscal 2014 Compared to 2013

Consolidated net sales decreased $272.0 million, or 12.3%, to $1.93 billion in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Expected lower defense segment sales were offset in part by improved demand in the Company’s access equipment and commercial segments.

Access equipment segment net sales increased $97.7 million, or 10.4%, to $1.04 billion in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The improvement was principally the result of higher unit volumes in North America and Europe (up $84 million) and higher pricing (up $22 million), in part to address an increase in tier 4 engine costs, offset in part by the absence of U.S. military telehandler sales (down $24 million) under a contract that was completed in the fourth quarter of fiscal 2013.

Defense segment net sales decreased $408.9 million, or 46.5%, to $470.7 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The decrease in sales was expected and was primarily due to lower sales to the DoD (down $200 million). Sales in the third quarter of the prior year also included more international ("M-ATV") as international orders and sales tend to be uneven.

Fire & emergency segment net sales decreased $16.8 million, or 8.3%, to $187.5 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The decrease in fire & emergency segment sales primarily reflected lower sales volume as a result of lower international deliveries. Shipments of several multi-unit international orders moved to the fourth quarter of fiscal 2014 because of backups at ports and other logistical issues.

Commercial segment net sales increased $52.6 million, or 27.0%, to $247.3 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The increase in sales was primarily attributable to a nearly 40% increase in concrete mixer unit volume. Refuse collection vehicle unit volume also rose due in part to delays in the prior year in the timing of orders from one of the segment’s largest customers. Severe weather in the second quarter of fiscal 2014 contributed to delays in chassis supplier deliveries, which impacted the Company’s ability to ship completed units at the end of the second quarter. Some of the shipments were completed and recognized as revenue in the third quarter of fiscal 2014.

First Nine Months of Fiscal 2014 Compared to 2013

Consolidated net sales decreased $798.1 million, or 13.4%, to $5.14 billion in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. An expected decline in the Company's defense segment sales was partially offset by increased sales in the Company's access equipment and commercial segments.

Access equipment segment net sales increased $233.6 million, or 10.0%, to $2.57 billion in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The increase in access equipment segment sales was principally the result of higher demand (up $236 million), higher pricing (up $45 million), in part to address an increase in tier 4 engine costs, offset in part by lower U.S. military telehandler sales (down $62 million) under a contract that was completed in the fourth quarter of fiscal 2013.

Defense segment net sales decreased $1.10 billion, or 43.4%, to $1.44 billion in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $845 million) and lower international sales of M-ATVs.

Fire & emergency segment net sales decreased $18.8 million, or 3.4%, to $541.6 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The decrease in fire & emergency segment sales primarily reflected lower sales volume (down $31 million), offset in part by improved pricing (up $9 million) and the sale of higher content units (up $7 million).

Commercial segment net sales increased $64.7 million, or 11.6%, to $622.2 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The increase in commercial segment sales was primarily attributable to improved volume in concrete placement (up $62 million), offset in part by a reduction in intersegment defense sales (down $13 million).

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2014	2013	2014	2013
Cost of sales:
Access equipment	$795.6	$720.3	$1,978.3	$1,838.0
Defense	429.8	769.1	1,296.7	2,246.6
Fire & emergency	164.8	179.8	479.3	497.2
Commercial	206.6	164.9	523.7	474.4
Intersegment eliminations	(11.3)	(15.2)	(30.7)	(52.5)
Consolidated	$1,585.5	$1,818.9	$4,247.3	$5,003.7

Third Quarter Fiscal 2014 Compared to 2013

Consolidated cost of sales was $1.59 billion, or 82.0% of sales, in the third quarter of fiscal 2014 compared to $1.82 billion, or 82.5% of sales, in the third quarter of fiscal 2013. The 50 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to favorable segment sales mix (130 basis points), offset in part by a lower gross margin percent in the defense segment (90 basis points) in large part due to lower international M-ATV sales. The favorable segment sales mix was largely a result of a lower mix of Family of Medium Tactical Vehicle ("FMTV") sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Access equipment segment cost of sales of $795.6 million, or 76.6% of sales, in the third quarter of fiscal 2014 was largely unchanged as a percent of sales compared to $720.3 million, or 76.5% of sales, in the third quarter of fiscal 2013.

Defense segment cost of sales was $429.8 million, or 91.3% of sales, in the third quarter of fiscal 2014 compared to $769.1 million, or 87.4% of sales, in the third quarter of fiscal 2013. The 390 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to an adverse product mix (210 basis points), in large part due to lower international M-ATV sales, and continued investment in new product development on lower sales (170 basis points).

Fire & emergency segment cost of sales of $164.8 million, or 87.9% of sales, in the third quarter of fiscal 2014 was largely unchanged as a percent of sales compared to $179.8 million, or 88.0% of sales, in the third quarter of fiscal 2013.

Commercial segment cost of sales was $206.6 million, or 83.6% of sales, in the third quarter of fiscal 2014 compared to $164.9 million, or 84.7% of sales, in the third quarter of fiscal 2013. The 110 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to the absence of restructuring costs incurred in the prior year quarter (60 basis points), lower new product development spending (50 basis points) and improved production efficiencies (30 basis points).

First Nine Months of Fiscal 2014 Compared to 2013

Consolidated cost of sales was $4.25 billion, or 82.6% of sales, in the first nine months of fiscal 2014 compared to $5.00 billion, or 84.3% of sales, in the first nine months of fiscal 2013. The 170 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to favorable product mix (110 basis points), the favorable impact of cost reduction initiatives (100 basis points) and higher sales prices (90 basis points), offset in part by higher new product development spending (80 basis points). The favorable product mix was largely a result of a lower mix of FMTV sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Access equipment segment cost of sales was $1.98 billion, or 76.9% of sales, in the first nine months of fiscal 2014 compared to $1.84 billion, or 78.5% of sales, in the first nine months of fiscal 2013. The 160 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to the favorable impact of cost reduction initiatives (170 basis points) and higher sales prices (130 basis points), offset in part by higher material cost (80 basis points) and new product development spending (80 basis points).

Defense segment cost of sales was $1.30 billion, or 90.3% of sales, in the first nine months of fiscal 2014 compared to $2.25 billion, or 88.6% of sales, in the first nine months of fiscal 2013. The 170 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to relatively flat new product development spending on lower sales (130 basis points). Cost of sales in the first nine months of fiscal 2014 was lower by $5.6 million as a result of a net pension and OPEB curtailment gain associated with the reduction in liability resulting from the June 2014 workforce reduction action (40 basis points).

Fire & emergency segment cost of sales of $479.3 million, or 88.5% of sales, in the first nine months of fiscal 2014 was largely unchanged as a percent of sales compared to $497.2 million, or 88.7% of sales, in the first nine months of fiscal 2013.

Commercial segment cost of sales was $523.7 million, or 84.2% of sales, in the first nine months of fiscal 2014 compared to $474.4 million, or 85.1% of sales, in the first nine months of fiscal 2013. The 90 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to improved absorption of fixed costs (100 basis points), offset in part by adverse warranty performance (40 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2014	2013	2014	2013
Operating income (loss):
Access equipment	$166.8	$154.5	$373.7	298.4
Defense	19.1	85.8	78.4	213.7
Fire & emergency	6.2	6.5	14.1	14.6
Commercial	19.9	10.0	35.5	25.6
Corporate	(37.7)	(31.2)	(111.4)	(111.8)
Intersegment eliminations	—	—	(0.1)	—
Consolidated	$174.3	$225.6	$390.2	$440.5

Third Quarter Fiscal 2014 Compared to 2013

Consolidated operating income decreased 22.7% to $174.3 million, or 9.0% of sales, in the third quarter of fiscal 2014 compared to $225.6 million, or 10.2% of sales, in the third quarter of fiscal 2013. The decline in operating income in the third quarter of fiscal 2014 was primarily a result of lower operating income in the Company’s defense segment, offset in part by favorable performance in the Company’s access equipment and commercial segments.

Access equipment segment operating income increased 8.0% to $166.8 million, or 16.0% of sales, in the third quarter of fiscal 2014 compared to $154.5 million, or 16.4% of sales, in the third quarter of fiscal 2013. The increase in operating income was primarily the result of the gross profit associated with higher sales volumes (up $14 million) and the favorable impact of cost reduction initiatives, offset in part by higher new product development spending and higher operating expenses to support growth initiatives.

Defense segment operating income decreased 77.7% to $19.1 million, or 4.1% of sales, in the third quarter of fiscal 2014 compared to $85.8 million, or 9.8% of sales, in the third quarter of fiscal 2013. The decrease in operating income was largely due to lower gross profit as a result of lower sales volume. Results in the third quarter of fiscal 2014 benefited from a $9.7 million net pension and OPEB curtailment gain associated with the reduction in liability resulting from the June 2014 workforce reduction action and were adversely impacted by a $10.7 million reduction in net sales and operating income resulting from a reduction in eligible OPEB costs under historical cost-plus government contracts. In addition, the defense segment recorded favorable contract adjustments related to undefinitized contracts of $5.0 million in the third quarter of fiscal 2013.

Fire & emergency segment operating income decreased 5.2% to $6.2 million, or 3.3% of sales, in the third quarter of fiscal 2014 compared to $6.5 million, or 3.2% of sales, in the third quarter of fiscal 2013. The decrease in operating income was largely due to lower gross profit as a result of lower sales volume, offset in part by lower operating expenses.

Commercial segment operating income increased 98.6% to $19.9 million, or 8.0% of sales, in the third quarter of fiscal 2014 compared to $10.0 million, or 5.1% of sales, in the third quarter of fiscal 2013. The increase in operating income was primarily due to the impact of increased sales volume (up $9 million) and improved production efficiencies. In addition, in the third quarter of fiscal 2013, the Company recognized $2.7 million of restructuring-related costs.

Corporate operating expenses increased $6.5 million to $37.7 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily due to higher information technology spending.

Consolidated selling, general and administrative expenses increased 8.8% to $158.7 million, or 8.2% of sales, in the third quarter of fiscal 2014 compared to $146.0 million, or 6.6% of sales, in the third quarter of fiscal 2013. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses. The defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to the other segments, in large part due to concentration of business with the DoD. The defense segment has limited sales and marketing costs and has operations/locations primarily in the United States, as compared to the access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs and operations/locations in various regions of the world. As defense segment sales have decreased and access equipment sales have increased, consolidated selling, general and administrative expenses as a percentage of sales have increased.

First Nine Months Fiscal 2014 Compared to 2013

Consolidated operating income decreased 11.4% to $390.2 million, or 7.6% of sales, in the first nine months of fiscal 2014 compared to $440.5 million, or 7.4% of sales, in the first nine months of fiscal 2013. Operating income margins improved in the first nine months of fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by adverse absorption of fixed costs in the defense segment due to lower sales volume. Corporate expenses in the first nine months of fiscal 2013 included $16.3 million of costs related to a tender offer for the Company's Common Stock and a threatened proxy contest.

Access equipment segment operating income increased 25.2% to $373.7 million, or 14.5% of sales, in the first nine months of fiscal 2014 compared to $298.4 million, or 12.8% of sales, in the first nine months of fiscal 2013. The increase in operating income was primarily the result of the gross profit associated with higher sales volume (up $37 million) and higher pricing (up $45 million), offset in part by higher spending on new product development and other items. Results in the first nine months of fiscal 2014 benefited $7.5 million as a result of the Company reaching an agreement on the final pricing of a multi-year U.S. military contract during the first quarter of fiscal 2014.

Defense segment operating income decreased 63.3% to $78.4 million, or 5.5% of sales, in the first nine months of fiscal 2014 compared to $213.7 million, or 8.4% of sales, in the first nine months of fiscal 2013. The decrease in operating income was largely due to lower gross profit related to lower sales volume.

Fire & emergency segment operating income decreased 3.2% to $14.1 million, or 2.6% of sales, in the first nine months of fiscal 2014 compared to $14.6 million, or 2.6% of sales, in the first nine months of fiscal 2013. The decrease in operating income was largely the result of lower gross profit due to lower sales volume.

Commercial segment operating income increased 38.6% to $35.5 million, or 5.7% of sales, in the first nine months of fiscal 2014 compared to $25.6 million, or 4.6% of sales, in the first nine months of fiscal 2013. Higher gross profit due to higher sales volume (up $13 million) was offset in part by higher investments in MOVE initiatives.

Corporate operating expenses decreased $0.4 million to $111.4 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The decrease in corporate expenses was primarily due to $16.3 million of costs that the Company incurred in the first nine months of fiscal 2013 related to a tender offer for the Company's Common Stock and a threatened proxy contest, offset in part by higher information technology spending (up $11 million) in the first nine months of fiscal 2014.

Consolidated selling, general and administrative expenses increased 2.2% to $461.4 million, or 9.0% of sales, in the first nine months of fiscal 2014 compared to $451.6 million, or 7.6% of sales, in the first nine months of fiscal 2013. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments that have a higher percentage of selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2014 Compared to 2013

Interest expense net of interest income increased $0.2 million to $13.7 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 as a result of the recognition of interest income on a note receivable from a customer in the third quarter of the prior year offset in part by the benefit of lower interest rates on outstanding unsecured senior notes due 2017 that the Company refinanced earlier in fiscal 2014. In the third quarter of fiscal 2013, the Company recognized $2.7 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous income of $0.8 million in the third quarter of fiscal 2014 and miscellaneous expense of $4.7 million in the third quarter of fiscal 2013 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 34.7% of pre-tax income in the third quarter of fiscal 2014 compared to 28.9% in the prior year quarter. The third quarter of fiscal 2013 tax provision was favorably impacted when compared to the U.S. statutory tax rate by lower tax expense due to provision to return adjustments upon filing the Company's fiscal 2012 tax returns of $4.4 million (210 basis points), a reduction in valuation allowances on state net operating losses of $2.3 million (110 basis points) and research and development tax credits of $0.7 million (30 basis points).

Equity in earnings (loss) of unconsolidated affiliates of $(0.3) million in the third quarter of fiscal 2014 and $0.9 million in the third quarter of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2014 Compared to 2013

Interest expense net of interest income increased $13.8 million to $55.9 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Interest expense in the first nine months of fiscal 2014 included $11.0 million of debt extinguishment costs as a result of the Company’s refinancing of its credit agreement and the unsecured senior notes due 2017. In the first nine months of fiscal 2013, the Company recognized $6.3 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $0.4 million in the first nine months of fiscal 2014 and $4.3 million in the first nine months of fiscal 2013 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 31.0% of pre-tax income in the first nine months of fiscal 2014 compared to 29.4% in the first nine months of 2013. Results for the first nine months of fiscal 2014 when compared to the U.S. statutory tax rate were favorably impacted by lower tax expense due to a $12.1 million benefit (360 basis points) resulting from a reduction in a valuation allowance for net operating losses upon securing a favorable tax ruling. The effective income tax rate for the first nine months of fiscal 2013 was favorably impacted by the U.S. research and development income tax credit (130 basis points), provision to return adjustments upon filing the Company's fiscal 2012 tax returns (110 basis points), lower foreign income taxes (150 basis points) and the elimination of valuation allowances on state net operating loss carryforwards (60 basis points).

Equity in earnings of unconsolidated affiliates of $1.2 million in the first nine months of fiscal 2014 and $2.2 million in the first nine months of fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at June 30, 2014

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2014	2013
Cash and cash equivalents	$525.7	$733.5
Total debt	900.0	955.0
Shareholders’ equity	2,221.0	2,107.8
Total capitalization (debt plus equity)	3,121.0	3,062.8
Debt to total capitalization	28.8%	31.2%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At June 30, 2014, the Company had cash and cash equivalents of $525.7 million, of which approximately 7.5% was located outside the United States. The Company expects to meet its fiscal 2014 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $513.6 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2014. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization of 28.8% remained within its targeted range at the end of the third quarter of fiscal 2014. Between November 15, 2012 and February 3, 2014, the Company repurchased an aggregate of 9.2 million shares of its Common Stock at an aggregate cost of $354.6 million. On February 4, 2014 the Company's Board of Directors increased the repurchase authorization from the then remaining 1,787,199 shares of Common Stock to 11.0 million shares of Common Stock. The Company did not repurchase any shares between February 4, 2014 and June 30, 2014. As a result, 11.0 million shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2014.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at September 30, 2013 to 47 days at June 30, 2014. Days sales outstanding for segments other than the defense segment were 52 days at June 30, 2014, up from 45 days at September 30, 2013. The increase in days sales outstanding was primarily due to an increase in accounts receivable in the access equipment segment at June 30, 2014 as a result of production delays during the third quarter of fiscal 2014 related to the change over to new products, which pushed sales to the second half of the quarter, thereby increasing receivables at quarter end. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 5.8 times at September 30, 2013 to 5.9 times at June 30, 2014.

Cash Flows

Operating Cash Flows

The Company generated $69.4 million of cash from operating activities during the first nine months of fiscal 2014 compared to $247.5 million of cash during the first nine months of fiscal 2013. The decrease in cash generated from operating activities was primarily due to an increase in accounts receivable in the access equipment segment at June 30, 2014 as a result of production delays during the third quarter related to the change over to new products, which pushed sales to the second half of the quarter thereby increasing receivables at quarter end, and increased inventory levels in the access equipment segment as a result of an improved sales outlook for the fourth quarter of fiscal 2014 compared to fiscal 2013. The Company's cash flow from operations has fluctuated, and will likely continue to fluctuate, significantly from quarter to quarter due to the start up or conclusion of large defense contracts and the timing of receipt of individually large advance payments, as well as changes in working capital requirements arising principally from seasonal fluctuations in sales.

Investing Cash Flows

Net cash used in investing activities in the first nine months of fiscal 2014 was $67.9 million compared to $53.8 million in the first nine months of fiscal 2013. Capital spending, excluding equipment held for rental, of $54.6 million in the first nine months of fiscal 2014 reflected an increase of $29.4 million compared to capital spending in the first nine months of fiscal 2013 as a result of MOVE investments. In fiscal 2014, the Company expects capital spending to approximate $100 million. In the first nine months of fiscal 2013, the Company contributed $19.4 million to a rabbi trust established for the Company's non-qualified supplemental executive retirement plans.

Financing Cash Flows

Financing activities resulted in a net use of cash of $208.5 million in the first nine months of fiscal 2014 compared to a net use of cash of $148.5 million in the first nine months of fiscal 2013. In addition to required quarterly debt payments totaling $32.5 million during the first nine months of fiscal 2014, the Company prepaid a net $22.5 million of term debt as part of the refinancing of the Company's credit agreement. No debt payments were required in the first nine months of fiscal 2013 as the Company made all required quarterly payments in fiscal 2012. In the first nine months of fiscal 2014 and 2013, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $152.8 million and $169.0 million, respectively. In addition, the Company reinstated a dividend in the first quarter of fiscal 2014 resulting in the payment of $38.1 million of dividends in the first nine months of fiscal 2014.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $525.7 million (of which approximately 7.5% was located outside the United States), the Company had $513.6 million of unused availability under the Revolving Credit Facility as of June 30, 2014. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures and share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2014 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2014.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first nine months of fiscal 2014. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2014 decreased 33.6% to $2.11 billion compared to $3.18 billion at June 30, 2013 primarily due to a significant decline in defense segment backlog as a result of reduced DoD spending. Access equipment segment backlog decreased 21.6% to $487.4 million at June 30, 2014 compared to $621.4 million at June 30, 2013 as North American national rental companies shifted orders closer to dates of delivery and a $17.4 million decrease in military telehandler backlog as work was completed on a U.S. government telehandler contract in the fourth quarter of fiscal 2013. Defense segment backlog decreased 53.4% to $879.8 million at June 30, 2014 compared to $1.89 billion at June 30, 2013 due largely to the fulfillment of FMTV, Family of Heavy Tactical Vehicles (“FHTV”) and international M-ATV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 6.9% to $537.7 million at June 30, 2014 compared to $503.1 million at June 30, 2013 generally due to improvement in the domestic fire apparatus market. Commercial segment backlog increased 23.6% to $206.7 million at June 30, 2014 compared to $167.3 million at June 30, 2013. Unit backlog for concrete mixers was up 21.6% at June 30, 2014 compared to June 30, 2013. Unit backlog for refuse collection vehicles was up 14.1% at June 30, 2014 compared to June 30, 2013.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 45% of the Company’s June 30, 2014 backlog is not expected to be filled in fiscal 2014.

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

	Fiscal 2014 Expectations
	Low	High
Defense adjusted operating income margin (non-GAAP)	4.75%	4.75%
Contract pricing adjustment for OPEB costs	(0.62)%	(0.61)%
OPEB curtailment gain	0.56%	0.55%
Pension curtailment loss	(0.24)%	(0.23)%
Defense operating income margin (GAAP)	4.45%	4.46%

Adjusted operating income (non-GAAP)	$490.0	$505.0
Contract pricing adjustment for OPEB costs	(10.7)	(10.7)
OPEB curtailment gain	9.7	9.7
Pension curtailment loss	(4.1)	(4.1)
Operating income (GAAP)	$484.9	$499.9

Adjusted earnings per share from continuing operations-diluted (non-GAAP)	$3.40	$3.55
Reduction of valuation allowance on net operating loss carryforward	0.14	0.14
Contract pricing adjustment for OPEB costs, net of tax	(0.08)	(0.08)
OPEB curtailment gain, net of tax	0.07	0.07
Pension curtailment loss, net of tax	(0.03)	(0.03)
Debt extinguishment costs, net of tax	(0.08)	(0.08)
Earnings per share from continuing operations-diluted (GAAP)	$3.42	$3.57

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop redeployments have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no currently planned funding for the FMTV program in fiscal 2015 and 2016. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is unknown, but we expect such funding to decline significantly. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

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

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Weakness in U.S. and European housing starts and non-residential construction spending compared to historical levels is contributing to cyclically lower sales volumes. In addition, weakness in U.S. housing starts compared to historical levels has also resulted in lower municipal tax revenues, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on global economies and may not be sustainable. A lack of significant improvement in residential and non-residential construction spending or continued low levels of construction activity generally may result in our inability to achieve our MOVE performance targets or cause future weakness in demand for our products. Furthermore, as we experienced in the Latin American markets in the third quarter of fiscal 2014, growth in certain global markets has slowed or could slow, which could negatively impact our sales in those markets. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

•
A slower or less significant recovery in any of our global markets than we expect, especially in the access equipment markets in Australia and Latin America and the refuse collection vehicle market in North America where the recovery has been slower than expected;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•	Our inability to design new products that meet our customers’ requirements and bring them to market in time to permit us to achieve the results that we are projecting under our MOVE strategy;

•	Our inability to adjust our cost structure in response to lower defense spending;

•	Higher costs than anticipated to launch new products;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Not winning key large DoD contracts, such as the JLTV production contract, and any additional international defense tactical wheeled vehicle contracts;

•	Breaks in production for our FHTV program as a result of not finalizing a contract with sufficient production lead time; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

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

•
The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. Current and projected DoD budgets include significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts, including no currently planned funding for the FMTV program in fiscal 2015 and 2016.

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

•
The Weapon Systems Acquisition Reform Act requires competition for U.S. defense programs in certain circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Our willingness to sell design rights to the DoD may be an evaluation factor in future U.S. government contract competitions.

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

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. We recently completed significant reductions to our production and office workforce in our defense segment due to lower production levels mandated by the significant reductions in U.S. government funding for our defense vehicles we discuss above. Additional workforce reductions may be required. If we are unable to effectively reduce our cost structure commensurate with lower defense vehicle production requirements, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction and projected further reduction in U.S. defense funding.

•
Our FHTV contract expired in September 2013. We expect that vehicle production under this contract will be complete in November 2014. The U.S. Army has announced its intention to award an extension for the FHTV program to us under which we would continue producing new or remanufactured FHTVs after November 2014. Based on current contract negotiations, we will likely experience a break in FHTV production, which could result in production inefficiencies for our defense segment.

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

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including earthquakes, hurricanes or tsunamis, that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could delay delivery of parts, materials or components to us or sales to our customers and could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our objective is to expand international operations and sales, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international operations and sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales that may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. Some of these international sales require financing to enable potential customers to make purchases. Availability of financing to non-U.S. customers depends in part on the U.S. Export-Import Bank, whose current authorization expires at the end of September 2014. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

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

SEC disclosure requirements impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Under the rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. Our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that finance or benefit armed groups, we have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	11,000,000
May 1 - May 31	—	—	—	11,000,000
June 1 - June 30	—	—	—	11,000,000
Total	—		—	11,000,000
 _________________________

(1)
On February 4, 2014, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock from the then remaining 1,787,199 shares of Common Stock to 11,000,000 shares of Common Stock. The Company did not repurchase any shares on or after February 4, 2014. As a result, 11,000,000 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2014. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

2.1
Plan of Merger, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation and Oshkosh Defense, LLC (incorporated by reference to the Exhibit 2.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.1	Articles of Incorporation of Oshkosh Corporation (incorporated by reference to the Exhibit 3.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Corporation (incorporated by reference to the Exhibit 3.2 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.1
Assumption and Amendment Agreement, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Bank of America, N.A., as administrative agent (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.2
  Second Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.3
First Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.3 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

10.1	Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 29, 2014	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

July 29, 2014	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 29, 2014	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

2.1
Plan of Merger, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation and Oshkosh Defense, LLC (incorporated by reference to the Exhibit 2.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.1	Articles of Incorporation of Oshkosh Corporation (incorporated by reference to the Exhibit 3.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Corporation (incorporated by reference to the Exhibit 3.2 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.1
Assumption and Amendment Agreement, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Bank of America, N.A., as administrative agent (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.2
  Second Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.2 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.3
First Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.3 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

10.1	Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2014.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.