Form 10-K
period 2014-09-30
OSHKOSH CORP
filed 2014-11-13
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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
☒ Yes        ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No
At March 31, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $4,983,306,999 (based on the closing price of $58.87 per share on the New York Stock Exchange as of such date).
As of November 7, 2014, 79,803,189 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2014 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Oshkosh Defense, LLC and its wholly-owned subsidiary (including its predecessor, "Oshkosh Defense"), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Oshkosh Airport Products, LLC (“Airport Products”), Kewaunee Fabrications, LLC (“Kewaunee”), Oshkosh Commercial Products, LLC (“Oshkosh Commercial”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”) and Iowa Mold Tooling Co., Inc. (“IMT”) or any other subsidiaries.
The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “Command Zone™,” “TAK-4®,” “Pacific Series®,” “PUC™,” “Saber®,” “Hercules™,” “Husky™,” “SkyTrak®,” “Lull®,” “TerraMax™,” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.
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
Cautionary Statement About Forward-Looking Statements
The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies; the strength of emerging market growth and projected adoption rates of work at height machinery; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award and international defense contract awards; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; cyber security risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.
All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 13, 2014. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 51%, 25%, 11% and 13%, respectively, of the Company’s consolidated net sales in fiscal 2014. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share manufacturing and distribution facilities, which results in the Company being an integrated specialty vehicle manufacturer. The Company made approximately 24%, 36% and 45% of its net sales for fiscal 2014, 2013 and 2012, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 23 to the Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The access equipment segment also includes Jerr-Dan-branded tow trucks (“wreckers”) and roll-back vehicle carriers (“carriers”) sold to towing companies in the U.S. and abroad.

The Company's defense segment has manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD and thereafter developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units and light-payload tactical vehicles, through its Mine Resistant Ambush Protected All-Terrain Vehicles (“M-ATVs”). In October 2011, Oshkosh Defense introduced the Light Combat All-Terrain Vehicle (“L-ATV”) to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV is Oshkosh Defense's entrant in the DoD's JLTV competition and was selected for the DoD JLTV Engineering, Manufacturing & Development ("EMD") contract in August 2012 along with vehicles from two other competitors. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires. The Company expects the DoD to award a production contract to the winner of the JLTV competition in late July 2015.

The Company’s fire & emergency segment manufactures commercial and custom firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

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

Flexible and Efficient Manufacturing. Over the past 15 years, the Company has significantly increased manufacturing efficiencies. The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its product quality, manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and tailored distribution systems. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and which allow it to leverage purchasing power and technology opportunities across product lines.

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

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and maintaining a strong balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 with the assistance of a globally-recognized consulting firm that culminated in the creation of the Company’s roadmap, named MOVE, to deliver outstanding long-term shareholder value. In September 2012, the Company announced its MOVE strategy target of achieving earnings per share of $4.00 to $4.50 by fiscal 2015. The Company's MOVE strategy has been delivering strong results for shareholders. Through disciplined cost reduction initiatives, the Company achieved higher operating income margins in each of its non-defense segments in fiscal 2014 compared to fiscal 2013. On October 31, 2014, the Company introduced its initial earnings per share estimate range for fiscal 2015 of $3.89 to $4.14. Excluding estimated costs related to a planned refinancing of the Company's 2020 Senior Notes when they become callable in March 2015, the Company's initial adjusted earnings per share estimate range for fiscal 2015 is $4.00 to $4.25.

The MOVE strategy consists of the following four key initiatives:

Market Recovery and Growth. The Company is focused on capturing and improving its historical share in a market recovery. A number of the markets in which the Company participates were down anywhere from 40% to more than 90% from peak levels as a result of the global recession. The Company has experienced some recovery in a number of markets in which it participates, but the recovery has been slower than the Company anticipated, and these markets have still not returned to pre-recession levels. The Company continues to work on improving its sales, inventory and operations planning and sales capture processes to more effectively respond to customers’ needs as the recovery occurs in each of its markets. Also, the Company has continued to focus on staying close to its customers by providing high-quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Optimize Cost and Capital Structure. The Company is focused on optimizing its cost and capital structure ("O" initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs and opportunistically using its strong free cash flow to return capital to shareholders or invest in acquisition opportunities. The Company utilizes a comprehensive lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. The Company has implemented this initiative by:

•	Combining the Company’s strategic purchasing teams globally into a single organization to capture its full purchasing power across all of its businesses and to promote low-cost-country sourcing;

•
Managing the business to target breakthrough objectives, including aggressive cost reduction targets, via the Company-wide use of strategy deployment scorecards to provide effective, timely assessment of progress toward objectives and implementation of countermeasures as needed;

•	Utilizing integrated project teams to reduce product and process costs across the Company;

•	Creating a single quality management system to drive enhanced quality throughout all of the Company’s businesses to improve customer satisfaction and lower the cost of quality;

•
Launching and leveraging the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance. The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices. The Company has trained approximately 12,000 of its employees in elements of the OOS. The Company believes that the OOS enables it to sustain strong performance for its customers, shareholders, employees and other stakeholders;

•
Developing and communicating to shareholders a comprehensive capital allocation strategy that has resulted in reducing the Company's leverage to create options for internal investments, acquisitions and return of capital to shareholders; and

•	Returning value to shareholders through the reinstatement of a quarterly dividend and through executing the Company's stock repurchase program.

As a result of its focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins in its non-defense segments over the next several years.

Value Innovation. The Company has maintained its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. Examples of the Company’s innovation include:

•	The JLG 185-foot self-propelled boom lift, the world's tallest self-propelled boom, which enables operators to tackle high level access needs for construction and maintenance projects;

•
The JLG 34-foot articulated hybrid boom, which is the world’s first true four-wheel electric-drive hybrid boom. This boom combines a diesel engine and an electric power system to provide the power and durability of a diesel powered machine while also allowing substantial fuel savings, quieter operation and lower carbon emissions;

•	The L-ATV, which incorporates field-proven technologies, advanced armor solutions and expeditionary levels of mobility to redefine safety and performance standards;

•
The TAK-4 family of independent suspension systems, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments, including the TAK-4i enhanced independent system, which the Company is using on the L-ATV for the JLTV program;

•	The Command Zone multiplexing technology, which the Company has applied to numerous products in each of its segments to control, monitor and diagnose electronic components;

•	The Pierce Ultimate Configuration (“PUC”) vehicle configuration, which eliminates the bulky pumphouse from firefighting vehicles, making such vehicles easier to use and service;

•
The redesigned Pierce Saber custom fire chassis. The new Saber chassis features a 96-inch wide cab with a single-piece bonded windshield. It also includes a smaller engine tunnel that is lower-placed, allowing more room for firefighters with Ergonomic hip and elbow room for the driver and officer;

•	The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers and Oshkosh Commercial's front-discharge mixer, which reduces fuel costs and emissions;

•	The split-body refuse collection vehicle with automatic tailgate locks to collect and separate multiple waste streams and safely eject loads from inside the cab; and

•	The Pacific Series Ultra Front Loader refuse collection vehicle, which offers a lightweight alternative to traditional industry product offerings.

Emerging Market Expansion. The Company plans to continue its expansion into those specialty vehicle and vehicle body markets globally where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company opened new sales and service offices in recent years in Russia, India, Saudi Arabia, China and Japan to pursue various opportunities in each of those countries. In addition, the Company recently expanded its sales and aftermarket personnel in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr's dealer network.

Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed in over 3,500 locations worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions.

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

Defense segment. The Company, through Oshkosh Defense, has sold products to the DoD for over 90 years. Oshkosh Defense also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Mine Resistant Ambush Protected (“MRAP”) tactical wheeled vehicles and related service and sustainment for the DoD and is expanding its offering of light tactical wheeled vehicles. Oshkosh Defense manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense's proprietary military product line of heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), and the Logistic Vehicle System Replacement (“LVSR”). Oshkosh Defense's proprietary military medium-payload tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (“MTVR”). Oshkosh Defense's proprietary M-ATV was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In October 2011, Oshkosh Defense introduced the L-ATV to continue to expand its light protected tactical wheeled vehicle offerings. The L-ATV is Oshkosh Defense's entrant in the DoD's JLTV competition and was selected for the DoD JLTV EMD contract in August 2012 along with vehicles from two other competitors. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

In December 2012, the DoD awarded Oshkosh Defense an extension to its existing Family of Heavy Tactical Vehicles (“FHTV”) contract for the production of the HEMTT, HET and PLS as well as associated logistics and configuration management support. The deadline for new orders under this contract expired in September 2013 with deliveries under the contract continuing through calendar 2014. Oshkosh Defense anticipates negotiating a FHTV follow-on contract in the next few months for a five-year, firm, fixed-price requirements contract for the continued production and remanufacturing of these vehicles through fiscal 2020. Oshkosh Defense will incur a break in production of FHTV units beginning in the second quarter of fiscal 2015 until the follow-on contract is signed.

In June 2009, the DoD awarded Oshkosh Defense a sole source contract for M-ATVs and associated aftermarket parts packages. Oshkosh Defense completed the contract requirements in fiscal 2012, delivering more than 8,700 M-ATVs, along with aftermarket parts and services through the life of the contract with a total contract value of $6.5 billion. In fiscal 2013, Oshkosh Defense completed deliveries of 750 M-ATVs to the United Arab Emirates ("UAE"), and in fiscal 2014, Oshkosh Defense completed deliveries of 195 M-ATVs to the Kingdom of Saudi Arabia. Oshkosh Defense continues to actively market M-ATVs to approved international customers.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of Family of Medium Tactical Vehicles ("FMTV") under the U.S. Army's FMTV Rebuy program. Originally a five-year requirements contract, the DoD has extended the FMTV Rebuy program to allow for the production of vehicles and trailers through September 2016.

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

•
Past performance. The Company has been building tactical wheeled vehicles for the DoD for more than 90 years. The Company believes its past success in delivering reliable, high quality vehicles on time, within budget and meeting specifications is a competitive advantage in future defense vehicle procurement programs. The Company understands the special contract procedures used by the DoD and other international militaries and has developed substantial expertise in contract management, quality management, program management and accounting.

•
Flexible manufacturing. The Company's ability to produce a variety of vehicle models on lean, automated assembly lines enables manufacturing efficiencies and a competitive cost position. In addition, the Company is able to leverage its global manufacturing scale to supplement its existing Oshkosh Defense vehicle manufacturing facilities in Oshkosh, Wisconsin.

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

The Company, through Airport Products, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport and Dallas/Fort Worth International Airport in the U.S., are served by the Company’s ARFF vehicles. Internationally, the Company's vehicles serve, among others, Beijing, China and more than twenty other airports in China; Singapore; Toronto, Canada; Abu Dhabi, UAE; Birmingham, United Kingdom; and Moscow, Russia. The Company has recently delivered ARFF vehicles to multiple airports throughout Indonesia, Spain, Egypt, Japan, Iraq and Argentina. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through Airport Products, is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Denver International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China and Montreal, Canada internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

The Company, through its Frontline brand, is a leading manufacturer, system designer and integrator of broadcast and communication vehicles, including electronic field production trailers, satellite news gathering and electronic news gathering vehicles for broadcasters and command trucks for local and federal governments along with being a leading supplier of military simulator shelters and trailers. The Company’s vehicles have been used worldwide to broadcast the NFL Super Bowl, the FIFA World Cup and the Olympics.

The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Equipment Finance, L.L.C., doing business as Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The Company executes the lease financing transactions through a private label arrangement with an independent third-party finance company. The Company typically provides credit support in connection with these financing and leasing arrangements.

Commercial segment. Through Oshkosh Commercial, McNeilus, London and CON-E-CO, the Company is a leading manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. Through McNeilus, the Company is a leading manufacturer of refuse collection vehicles for the waste services industry throughout the Americas.

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

Access equipment segment. JLG’s products are marketed in over 3,500 locations across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other Company owned sales and service branches. JLG’s sales force is comprised of approximately 160 employees worldwide. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among JLG’s approximately 20 international sales and service offices.

JLG produces a variety of its own branded telehandlers and manufactures the Caterpillar-branded telehandlers under a license to Caterpillar Inc. for their worldwide Caterpillar Inc. distribution network. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

The Company markets its Jerr-Dan-branded carriers and wreckers through its network of approximately 50 independent distributors.

Defense segment. Oshkosh Defense sells substantially all of its domestic defense products directly to principal branches of the DoD and has sold its defense products to more than 20 international militaries around the globe. Oshkosh Defense maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. government, the Pentagon, as well as international embassies and government agencies. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers' principal commands, both domestically and internationally. Oshkosh Defense also sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

In addition to marketing its current tactical wheeled vehicle offerings and competing for new contracts, Oshkosh Defense actively works with the U.S. Armed Services to develop new applications for its vehicles and expand its services.

Logistics services are increasingly important in the defense market. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business since fiscal 2002, following the commencement of Operation Iraqi Freedom and Operation Enduring Freedom. Oshkosh Defense maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East.

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

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 60 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company has over 30 full-time sales and service representatives and 18 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Moscow, Russia; Sao Paulo, Brazil; Tonneins, France; and Singapore to support airport product vehicle sales and aftermarket sales and support in Europe, the Middle East, China, Russia, South America and Southeast Asia.

Commercial segment. The Company operates 24 distribution centers with over 300 in-house sales and service representatives in North America to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. The Company also uses approximately 30 independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

The Company also has established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh-, McNeilus-, CON-E-CO- and London-branded concrete mixers, concrete batch plants and refuse collection vehicles. The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

IMT distributes its products through approximately 90 dealers with a total of 110 locations worldwide, including approximately 30 international dealers. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

McNeilus owns a 49% interest in Mezcladoras Trailers de Mexico, S.A. de C.V. (“Mezcladoras”), a manufacturer of concrete mixers and small refuse collection vehicle bodies for distribution in Mexico and Latin America.

Manufacturing

As of November 13, 2014, the Company manufactures vehicles and vehicle bodies at 28 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

The Company uses a common Quality Management System globally in an effort to deliver consistent, high quality products and services to customers. The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. The Company utilizes quality gates at its manufacturing facilities to catch quality issues earlier in the process and to perform a root cause analysis at their source, resulting in improved quality and fewer defects and less rework. ISO 9001 is a set of internationally-accepted quality requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Most of the Company’s facilities are ISO 9001 certified.

The Company has a team of employees dedicated to leading the implementation of the OOS. The team is comprised of members with diverse backgrounds in quality, lean, finance, product and process engineering, and culture change management. OOS is a business system that defines and seeks to enhance customers' experiences with the Company's products and services. OOS includes lean tools to eliminate waste out of the Company's processes to provide better value for customers. OOS also assesses customer satisfaction and implements countermeasures to improve the Company's customers' experiences with Oshkosh. OOS enables the Company to execute its MOVE strategy, delivering value to both customers and shareholders. Within the Company’s facilities, OOS improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times. OOS improvement projects have also enabled the Company to free up manufacturing space, allowing it to pursue a program focused on increased vertical integration.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains six facilities for new product development and testing with a staff of approximately 520 engineers and technicians who are dedicated to improving existing products and development and testing of new vehicles, vehicle bodies and components. The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of approximately 560 engineers and engineering technicians to sustain its production activities, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2014, 2013 and 2012, the Company incurred research and development expenditures of $142.0 million, $112.9 million and $109.1 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

Competition

In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its specialty vehicle and vehicle body markets, it has been able to effectively compete against large, mass producers due to its product quality, manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and tailored distribution systems. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and which allow it to leverage purchasing power and technology opportunities across product lines. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively.

Certain of the Company’s competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than the Company. There can be no assurance that the Company’s products will continue to compete effectively with the products of competitors or that the Company will be able to retain its customer base or improve or maintain its profit margins on sales to its customers, all of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Access equipment segment. JLG operates in the global construction, maintenance, industrial and agricultural equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Aichi Corporation (a subsidiary of Toyota Industries Corporation) and over 50 other manufacturers. Global competition for sales of telehandler equipment includes the Manitou Group, J C Bamford Excavators Ltd., Merlo SpA, Genie Industries, Inc. and over 30 other manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors units; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

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

Defense segment. Oshkosh Defense produces heavy- and medium-payload, MRAP and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corp, Lockheed Martin, AM General, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company's vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget, including a 45% reduction in tactical wheeled vehicle spending from fiscal 2013 to fiscal 2017. The overall military drawdowns in Iraq and Afghanistan and stated defense budget reductions have resulted in lower demand for tactical wheeled vehicles, and future program competitions could involve weighting price more heavily than the past competitive factors described above. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Sale of design rights to the DoD is likely to be an evaluation factor in the JLTV contract competition.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG, Emergency One, Inc. (owned by Allied Specialty Vehicles), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers. The principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension, Hercules and Husky foam systems and Command Zone electronics.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF vehicle sales is Rosenbauer International AG. Airport Products also manufactures snow removal vehicles, principally for U.S. and Canadian airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc. and Wausau-Everest LP (owned by the Alamo Group Inc.). Principal methods of competition are product performance, price, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

Commercial segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales includes Beck Industrial, Con-Tech Manufacturing, Inc., Terex Corporation, Continental Mixer Solutions LLC (owned by Specialty Truck Holdings LLC) and other regional competitors. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; ability to offer factory-installed compressed natural gas fuel systems; a significant installed base of concrete mixers in use in the marketplace; and its nationwide, Company-owned network of sales and service centers.

McNeilus also produces refuse collection vehicles for North America and international markets. Competitors include The Heil Company (a subsidiary of Dover Corporation), Labrie Enviroquip Group, New Way (a subsidiary of Scranton Manufacturing Company, Inc.) and other regional competitors. The principal methods of competition are product quality, product performance, service and price. The Company competes for municipal business and large commercial business in the Americas, which is generally based on lowest qualified bid. The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; comprehensive product offerings; a reputation for high-quality products; ability to offer factory-installed compressed natural gas fuel systems; large-scale and high-efficiency manufacturing; and an extensive network of Company-owned sales and service centers located throughout the U.S.

IMT is a manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries. IMT’s principal field service vehicle competition is from Auto Crane Company (owned by Gridiron Capital), Stellar Industries, Inc., Maintainer Corporation of Iowa, Inc. and other regional companies. Competition in truck-mounted cranes comes primarily from European companies including Palfinger AG, Cargotec

Corporation and Fassi Group SpA. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths include its high-quality products, global distribution network and low-cost manufacturing capabilities.

Customers and Backlog

Sales to the U.S. government comprised approximately 24% of the Company’s net sales in fiscal 2014. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2014 decreased 33.4% to $1.89 billion compared to $2.84 billion at September 30, 2013 due solely to a significant decline in defense segment backlog as a result of the substantial reduction in DoD spending for tactical wheeled vehicles. Access equipment segment backlog increased 4.5% to $384.3 million at September 30, 2014 compared to $367.9 million at September 30, 2013. Defense segment backlog decreased 57.6% to $779.7 million at September 30, 2014 compared to $1.84 billion at September 30, 2013 due largely to the fulfillment of FHTV and FMTV orders and a substantially lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 15.2% to $567.1 million at September 30, 2014 compared to $492.2 million at September 30, 2013 due largely to delays in releasing trucks from production in the fourth quarter of fiscal 2014. Commercial segment backlog increased 13.7% to $159.9 million at September 30, 2014 compared to $140.7 million at September 30, 2013. Unit backlog for concrete mixers as of September 30, 2014 was up 23.6% compared to September 30, 2013. Unit backlog for refuse collection vehicles was up 12.7% at September 30, 2014 compared to September 30, 2013.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 3% of the Company’s September 30, 2014 backlog is not expected to be filled in fiscal 2015.

Government Contracts

Approximately 24% of the Company’s net sales for fiscal 2014 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures and the drawdown of U.S. military involvement in Afghanistan. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

Oshkosh Defense's sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The deadline for orders under the prior FHTV follow-on contract expired in September 2013. While Oshkosh Defense will continue to make deliveries on this contract through the end of calendar 2014, the DoD cannot order any additional units until a new contract is finalized. Oshkosh Defense anticipates receiving a new FHTV follow-on contract, but not in time for it to continue production past the end of calendar 2014. Therefore, Oshkosh Defense expects to pause production of FHTVs beginning in the second quarter of fiscal 2015.

Oshkosh Defense’s existing contracts with the DoD may be terminated at any time for the convenience of the U.S. government. Upon such termination, Oshkosh Defense would generally be entitled to reimbursement of its incurred costs and to payment of a reasonable profit for work actually performed.

Defense contract awards that Oshkosh Defense receives may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense contract it awards to Oshkosh Defense and an inability of Oshkosh Defense to recover amounts it has expended during the protest period in anticipation of initiating work under any such contract.

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

While the Company purchases many costly components such as chassis, engines and transmissions, it manufactures certain proprietary components and systems. These components include front drive steer axles, transfer cases, transaxles, cabs, the TAK-4 independent suspension system, Hercules and Husky compressed air foam systems, the Command Zone vehicle control system, body structures and many smaller parts that add uniqueness and value to the Company’s products. The Company believes controlling the production of these components provides a significant competitive advantage and also serves to reduce the production costs of the Company’s products. The Company intends to increase the number of components that it produces to further increase its competitive advantage.

Intellectual Property

Patents and licenses are important in the operation of the Company's business. One of management's objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The

Company holds in excess of 600 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps' MTVR and LVSR programs, the U.S. Army's PLS A1 program and the MRAP - Joint Program Office M-ATV program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that led to the Company winning and successfully executing these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

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

As part of the Company’s long-term alliance with Caterpillar Inc., the Company acquired a non-exclusive, non-transferable worldwide license to use certain Caterpillar Inc. intellectual property through 2025 in connection with the design and manufacture of Caterpillar Inc.’s current telehandler products. Additionally, Caterpillar Inc. assigned to JLG certain patents and patent applications relating to the Caterpillar-branded telehandler products. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

The Company holds trademarks for “Oshkosh,” “Oshkosh Defense,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Lull,” “Pierce,” “McNeilus,” “Jerr-Dan,” “CON-E-CO,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2014, the Company had approximately 12,000 employees. The United Auto Workers union (“UAW”) represented approximately 1,200 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths, and Forgers Union (“Boilermakers”) represented approximately 220 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 120 employees at the Company’s Garner, Iowa facility. Subsequent to September 30, 2014, the Company announced its intention to reduce the production workforce at its Oshkosh, Wisconsin facilities by approximately 250 to 300 employees. The Company's agreement with the UAW expires in September 2021. The Company’s agreement with the Boilermakers extends through May 2017. The Company’s three-year agreement with the Teamsters extends through October 2017. In addition, the majority of the Company’s approximately 1,700 employees located outside of the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, Canada, France, Australia, Romania and China and through an investment in a joint venture in Mexico for sale throughout the world. Sales to customers outside of the U.S. were 23%, 21% and 22% of the Company’s consolidated sales for fiscal 2014, 2013 and 2012, respectively.

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

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. Investors should consider carefully information in this Annual Report on Form 10-K in light of the risk factors described below.

Certain of our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011, and plans are in place for the withdrawal of most U.S. combat troops from Afghanistan by December 2014. These troop redeployments have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. The magnitude of the adverse impact that federal budget pressures and expected further reductions in defense funding as a result of the drawdown of U.S. troops from Iraq and Afghanistan will have on funding for Oshkosh defense programs is unknown, but we expect such funding to decline further. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

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

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Lower U.S. and European housing starts and non-residential construction spending compared to historical levels is limiting potential sales volume increases in the access equipment and commercial segments. In addition, lower U.S. housing starts versus historical levels since fiscal 2008 has also resulted in lower municipal tax revenues, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on global economies and may not be sustainable. A lack of sustained improvement in residential and non-residential construction spending generally may result in our inability to achieve our fiscal 2015 expectations or cause future weakness in demand for our products. Furthermore, as we experienced in the Latin American markets in the second half of fiscal 2014, growth in certain global markets has slowed or could slow, which could negatively impact our sales in those markets. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere. The timing of orders for the traditional construction season in the Northern hemisphere can be impacted by the relative harshness and length of winter weather.

We may not be able to execute on our MOVE strategy.

We previously announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders. The long-term growth and earnings that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	A lower or slower than expected recovery in housing starts and non-residential construction spending in the U.S.;

•
A slower or less significant recovery in any of our global markets than we expect, especially in the access equipment markets in Europe, Australia and Latin America and the refuse collection vehicle market in North America where the recovery has been slower than expected;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•	Our inability to design new products that meet our customers’ requirements and bring them to market;

•	Our inability to adjust our cost structure in response to lower defense spending;

•	Higher costs than anticipated to launch new products;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy;

•
Not winning key large DoD contracts, such as the JLTV production contract, and other international defense tactical wheeled vehicle contracts, including our inability to obtain an international vehicle contract in sufficient time to sell a couple hundred vehicles in fiscal 2015;

•
The possibility that we or our supply base could lose experienced personnel during the break in production of our FHTV contract that we expect to occur in the second quarter of fiscal 2015 which could result in additional time and resources to restart production. Our supply base also includes both small and large manufacturing companies. The small manufacturing companies may not be able to start-up production as fast as we anticipate, leading to part shortages and additional costs to manufacture our products. In addition, costs that we continue to incur during such break in production in anticipation of restarting the program could be higher than expected;

•	Our inability to refinance our senior notes due in March 2020 at a favorable interest rate during the second quarter of fiscal 2015.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 24% of our sales in fiscal 2014 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

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

•
The U.S. government may not appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. Current and projected DoD budgets include significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts.

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. The U.S. government is currently operating under such a continuing resolution. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate. In particular, we are competing for the JLTV contract, which is the only U.S. tactical wheeled vehicle contract of significant size that is available for bid by us for the foreseeable future. As such, the JLTV contract win is critically important for the long-term outlook of our defense segment, which is dedicated to tactical wheeled vehicle manufacturing and sales. We expect technical evaluation, valuation of JLTV design rights, pricing and life cycle cost adjustments will be important evaluation factors in this competition.

•
Certain of our government contracts for the U.S. Army and U.S. Marines could be suspended or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

•
The Weapon Systems Acquisition Reform Act requires competition for U.S. defense programs in certain circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Sale of design rights to the DoD is likely to be an evaluation factor in the JLTV contract competition and may be an evaluation factor in other future U.S. government contract competitions.

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

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when such contracts end or significantly reduce their vehicle requirements, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. During the past twelve months we have completed significant reductions to our production and office workforce in our defense segment. We also recently announced additional workforce reductions in our defense segment due to lower production levels mandated by the significant reductions in U.S. government funding for our defense vehicles we discuss above. Additional workforce reductions may be required. If we are unable to effectively reduce our cost structure commensurate with lower defense vehicle production requirements, our future earnings and cash flows would be adversely affected. In addition, if we are not able to utilize existing defense segment production equipment for alternative purposes, we could incur asset impairment charges as a result of the significant reduction and projected further reduction in U.S. defense funding.

•
Our FHTV contract expired in September 2013. We expect that vehicle production under this contract will be complete in November 2014. The U.S. Army has announced its intention to award an extension for the FHTV program to us under which we would continue producing new or remanufactured FHTVs after November 2014. Based on current contract negotiations, we will likely experience a break in FHTV production starting in the second quarter of fiscal 2015. Production stoppages could lead to loss of experienced personnel, our inability to absorb our fixed costs and expenditure of additional time and resources to restart production.

•
We have historically received payments in advance of product deliveries, or performance-based payments (“PBP”), on a number of our U.S. government contracts. In the event that we are not able to meet our obligations under these contracts, the U.S. government may discontinue, suspend or reduce the PBPs that it currently provides under these contracts. The U.S. government also has become less willing to offer PBPs and has generally reduced the amount of PBPs on new contract awards. If we stop receiving PBPs or receive PBPs at lower levels on future contract awards, it could have an adverse effect on our cash flows. With the decline in defense segment backlog, we are no longer receiving the magnitude of PBPs as we have historically received. This current reduction in our receipt of PBPs has had a negative effect on our cash flows as we complete units for which we previously received PBPs.

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2014, approximately 88% of these intangibles were concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products; adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management's assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Current Report on Form 10-K and events beyond our control. The indentures governing our senior notes also contains restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term credit ratings are BB+ with “stable” outlook from Standard & Poor's Rating Services and Ba2 with “stable” outlook from Moody's Investors Service. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had $895 million of debt outstanding as of September 30, 2014, which consisted primarily of a $395 million term loan under our credit agreement maturing in March 2019 and $500 million of senior notes, $250 million of which mature in March 2020 and $250 million of which mature in March 2022. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, the current economic uncertainty could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

The covenants in our credit agreement and the indentures governing our senior notes, our credit rating, our current debt levels and the current credit market conditions could have important consequences for our operations, including:

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

•	Limit our ability to obtain additional financing in the future to fund growth working capital, capital expenditures, new product development expenses and other general corporate requirements;

•	Limit our ability to enter into additional foreign currency and interest rate derivative contracts;

•	Make us vulnerable to increases in interest rates as our debt under our credit agreement is at variable rates;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	Place us at a competitive disadvantage compared to less leveraged competitors; and

•	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity.

Raw material price fluctuations may adversely affect our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. It is foreseeable that costs for these items may increase in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition.

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

During the past twelve months we have completed significant reductions to our production and office workforce in our defense segment. We also recently announced additional workforce reductions in our defense segment due to lower production levels mandated by the significant reductions in U.S. government funding for our defense vehicles we discuss above. Additional workforce reductions may be required. We may incur costs and restructuring charges in connection with such workforce reductions that could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2014, we had consolidated gross receivables of $1.01 billion. In addition, we were a party to agreements whereby we estimate our maximum exposure to be $114.7 million under guarantees of customer indebtedness to third parties aggregating approximately $431.5 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment's ten largest debtors at September 30, 2014 represented approximately 35% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

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

Expanding international operations and sales is a part of our growth strategy. Our outlook depends in part upon increases in international orders and sales, but those orders and sales may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. Some of these international sales require financing to enable potential customers to make purchases. Availability of financing to non-U.S. customers depends in part on the U.S. Export-Import Bank, whose current authorization expires at the end of June 2015. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

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

Approximately 23% of our net sales in fiscal 2014 were attributable to products sold outside of the United States, of which approximately 75% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese Renminbi, the Canadian dollar, the Brazilian real and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2014.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2014, the Company operated in 28 manufacturing facilities consisting of approximately six million square feet of manufacturing space. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3)	Fire & Emergency	Appleton, Wisconsin (3)
	Orrville, Ohio (1)		Bradenton, Florida (1)
	Shippensburg, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Greencastle, Pennsylvania (1)		Clearwater, Florida (1) (a)
Riverside, California (1) (a)
	Medias, Romania (1) (a)	Commercial	Dodge Center, Minnesota (1)
	Tianjin, China (1)		Garner, Iowa (1)
	Maasmechelen, Belgium (1) (a)		Blair, Nebraska (1)
	Tonneins, France (1) (a)		Riceville, Iowa (1)
	Port Macquarie, Australia (1)		Audubon, Iowa (1)
London, Canada (1) (a)
Defense	Oshkosh, Wisconsin (4)
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

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 24 sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Personal injury actions and other. At September 30, 2014, the estimated net liabilities for product and general liability claims totaled $39.4 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 13, 2014 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Charles L. Szews	57	Chief Executive Officer
Wilson R. Jones	53	President and Chief Operating Officer
Bryan J. Blankfield	53	Executive Vice President, General Counsel and Secretary
Gregory L. Fredericksen	53	Executive Vice President and Chief Procurement Officer
Janet L. Hogan	50	Executive Vice President and Chief Human Resources Officer
James W. Johnson	49	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	64	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	50	Executive Vice President and President, Access Equipment Segment
David M. Sagehorn	51	Executive Vice President and Chief Financial Officer
Gary W. Schmiedel	53	Executive Vice President, Technology
John M. Urias	61	Executive Vice President and President, Defense Segment
Marek W. May	45	Senior Vice President, Operations
Colleen R. Moynihan	54	Senior Vice President, Quality & Continuous Improvement
Bradley M. Nelson	45	Senior Vice President and President, Commercial Segment
Mark M. Radue	50	Senior Vice President, Business Development
 _________________________

Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer. Effective January 1, 2011, Mr. Szews assumed the position of President and Chief Executive Officer. Effective with the promotion of Wilson Jones to President and Chief Operating Officer in 2012, Mr. Szews no longer holds the title of President, but remains Chief Executive Officer. Mr. Szews was elected a director of the Company in 2007. Mr. Szews is a director of Commercial Metals Company.

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company's airport products business and was appointed to his current position of President and Chief Operating Officer in 2012. He previously served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010 and Executive Vice President and President, Access Equipment Segment from 2010 to 2012. Mr. Jones is a director of Thor Industries, Inc.

Bryan J. Blankfield. Mr. Blankfield joined the Company in 2002 as Vice President, General Counsel and Secretary and was appointed to his current position of Executive Vice President, General Counsel and Secretary in 2003.

Gregory L. Fredericksen. Mr. Fredericksen joined the Company in 2008 as Senior Vice President, Chief Procurement Officer and was appointed to his current position of Executive Vice President and Chief Procurement Officer in 2010.

James W. Johnson. Mr. Johnson joined the Company in 2007 as Director of Dealer Development for Pierce. He was appointed to Senior Vice President of Sales and Marketing for Pierce in 2009 and was appointed to his current position of Executive Vice President and President, Fire & Emergency Segment in 2010.

Janet L. Hogan. Ms. Hogan joined the Company in May 2014 as Executive Vice President and Chief Human Resources Officer. She previously served as Vice President and Chief Human Resources Officer at Harsco Corporation from 2011 to May 2014. Prior to Harsco Corporation, Ms. Hogan served in a variety of executive human resources roles with Monsanto Company from 1998 to 2011, most recently in the role of Vice President, Human Resources Global Research and Development.

Joseph H. Kimmitt. Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position of Executive Vice President, Government Operations and Industry Relations in 2006.

Frank R. Nerenhausen. Mr. Nerenhausen joined the Company in 1986 and has served in various assignments, including Vice President of Concrete & Refuse Sales & Marketing from 2008 to 2010 for McNeilus and Executive Vice President and President, Commercial Segment from 2010 to 2012. He was appointed to his current position of Executive Vice President and President, Access Equipment Segment in 2012.

David M. Sagehorn. Mr. Sagehorn joined the Company in 2000 as Senior Manager - Mergers & Acquisitions and has served in various assignments, including Director - Business Development, Vice President - Defense Finance, Vice President - McNeilus Finance, Vice President - Business Development and Vice President and Treasurer. He was appointed to his current position of Executive Vice President and Chief Financial Officer in 2007.

Gary W. Schmiedel. Mr. Schmiedel joined the Company in 1983 and has served in various engineering assignments, including Vice President - Advanced Product Engineering from 2005 to 2009, Vice President - Defense Engineering and Technology from 2009 to 2010 and Senior Vice President - Defense Engineering and Technology from 2010 to 2011. He was appointed to his current position of Executive Vice President, Technology in 2011.

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

Marek W. May. Mr. May joined the Company in 2009 as Director of Operations - Defense and served as Senior Director of Operations - Defense from June 2010 to September 2010 and Vice President of Manufacturing Operations - Defense from September 2010 to July 2013. He was appointed to his current position of Senior Vice President, Operations in July 2013. He previously served as Business Leader (Plant Manager) for Ingersoll Rand from 2007 to 2009.

Colleen R. Moynihan. Ms. Moynihan joined the Company in 2011 as Senior Vice President, Quality & Continuous Improvement. She previously served as Director of Global Quality & Manufacturing Engineering at Caterpillar Inc. from 2007 to 2011.

Bradley M. Nelson. Mr. Nelson joined the Company in 2011 as Global Vice President of Marketing for JLG and was appointed to his current position of Senior Vice President and President, Commercial Segment in March 2013. He previously served as Vice President of Global Marketing and Communications from 2007 to 2011 at Eaton Corporation.

Mark M. Radue. Mr. Radue joined the Company in 2005 as Senior Director of Financial Analysis and Controls. He was appointed to his current position of Senior Vice President, Business Development in 2011.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	10,000,000
August 1 - August 31	3,749,319	47.99	3,749,319	6,250,681
September 1 - September 30	1,420,851	49.67	1,420,851	4,829,830
Total	5,170,170	48.45	5,170,170	4,829,830
 _________________________

(1)
On February 4, 2014, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock from the then remaining 1,787,199 shares of Common Stock to 10,000,000 shares of Common Stock. As of September 30, 2014, the Company had repurchased 5,170,170 shares of Common Stock under this authorization. As a result, 4,829,830 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2014. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Dividends and Common Stock Price

On October 30, 2013, the Company’s Board of Directors initiated a quarterly cash dividend of $0.15 per share of Common Stock. On October 31, 2014, the Company's Board of Directors increased the Company's quarterly dividend from $0.15 per share of Common Stock to $0.17 per share. The Company did not pay dividends on its Common Stock during fiscal 2013 or fiscal 2012.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. In addition, the Company's credit agreement limits the amount of dividends and other distributions, including repurchases of shares of Common Stock, the Company may pay on or after March 3, 2010 to (i) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 3, 2010 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indentures for its senior notes due 2020 and senior notes due 2022 also contain restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion about the Company’s financial covenants under its credit agreement and indenture.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 7, 2014, there were 1,071 holders of record of Oshkosh Common Stock. The following table sets forth prices reflecting actual sales of the Company's Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
September 30	$57.99	$44.03	$49.58	$37.70
June 30	60.45	51.26	42.66	33.88
March 31	59.24	48.93	42.62	30.80
December 31	53.70	45.66	31.65	26.74

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

The comparisons assume that $100 was invested on September 30, 2009 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2014 return listed in the charts below is based on closing prices per share on September 30, 2014. On that date, the closing price for the Company’s Common Stock was $44.15.

_________________________

* $100 invested on September 30, 2009 in stock or index, including reinvestment of dividends.

Fiscal Year Ended September 30,	2009	2010	2011	2012	2013	2014
Oshkosh Corporation	$100.00	$88.91	$50.89	$88.68	$158.36	$144.43
S&P Midcap 400 market index	100.00	117.78	116.27	149.46	190.83	213.37
SIC Code 371 Index	100.00	143.40	125.61	147.14	244.27	254.62

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2014	2013	2012	2011 (1)	2010 (1)
Income Statement Data:
Net sales	$6,808.2	$7,665.1	$8,141.1	$7,538.5	$9,771.8
Gross income	1,182.7	1,191.8	1,006.9	1,091.3	1,967.8
Intangible asset impairment charges	—	9.0	—	2.0	2.3
Depreciation	65.3	65.3	65.5	77.9	79.2
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (2)	86.5	85.9	83.2	79.9	102.3
Operating income (3)	503.3	505.7	387.7	526.1	1,425.9
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	308.1	314.3	244.6	290.6	816.9
From discontinued operations (4)	—	1.7	(14.4)	(17.6)	(27.1)
Net income	308.1	316.0	230.2	273.0	789.8
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$3.61	$3.53	$2.67	$3.18	$8.98
From discontinued operations (4)	—	0.02	(0.16)	(0.19)	(0.29)
Net income	3.61	3.55	2.51	2.99	8.69
Dividends per share	$0.60	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$313.8	$733.5	$540.7	$428.5	$339.0
Total assets	4,586.7	4,765.7	4,947.8	4,826.9	4,708.6
Net working capital	1,072.7	1,172.7	990.0	762.8	403.9
Long-term debt (including current maturities)	895.0	955.0	955.0	1,060.1	1,152.1
Oshkosh Corporation shareholders’ equity	1,985.0	2,107.8	1,853.5	1,596.5	1,326.6

Other Financial Data:
Expenditures for property, plant and equipment	$92.2	$46.0	$55.9	$82.3	$83.2
Backlog	1,891.0	2,838.0	4,046.2	6,478.4	5,401.4
Book value per share	$24.86	$24.36	$20.24	$17.48	$14.63
_________________________

(1)
In the fourth quarter of fiscal 2009, the Company began production on a sole source contract awarded by the DoD for M-ATVs. During fiscal 2011 and 2010, the Company delivered 645 and 7,539 M-ATV units, respectively, and related aftermarket parts and services under this contract with a combined sales value of $1.25 billion and $4.49 billion, respectively.

(2)
Includes amortization of deferred financing costs of $6.2 million in fiscal 2014, $4.9 million in fiscal 2013, $7.0 million in fiscal 2012, $5.1 million in fiscal 2011 and $28.6 million in fiscal 2010.

(3)
Includes costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest of $16.3 million in fiscal 2013 and costs incurred by the Company in connection with a proxy contest of $6.6 million in fiscal 2012.

(4)
In fiscal 2013, the Company discontinued production of ambulances, which the Company sold under the Medtec brand name. In fiscal 2012, the Company completed the sale of its European mobile medical business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary (together, "SMIT"), and discontinued production of U.S mobile medical units. In fiscal 2010, the Company completed the sale of its 75% interest in BAI Brescia Antincendi International S.r.l. and its wholly-owned subsidiary, the Company’s European fire apparatus and equipment business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG,” “SkyTrak” and “Lull” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as wreckers and carriers. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies in the U.S. and abroad.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 13, 2014.

Executive Overview

The Company's MOVE strategy has been delivering strong results for shareholders. Through disciplined cost reduction initiatives, the Company achieved higher operating income margins in each of its non-defense segments in fiscal 2014 compared to fiscal 2013. Despite an 11.2% decline in consolidated net sales, operating income decreased only 0.5% in fiscal 2014 compared to fiscal 2013. Higher operating income associated with improved non-defense markets and operational improvements, in particular at the access equipment segment, offset the majority of the expected decline in defense sales and operating income that has resulted from the overall military drawdown in Afghanistan and DoD budget reductions. The access equipment segment achieved its second consecutive year of record sales, operating income and operating income margin. Full year earnings of $3.61 per share were $0.21 per share above the high end of the Company's initial fiscal 2014 earnings estimate range of $3.10 to $3.40 per share. The Company returned a significant amount of capital to shareholders in fiscal 2014 through a reinstated dividend and the repurchase of approximately 8.3 million shares of Common Stock. The repurchase of Common Stock during fiscal 2013 and 2014 increased earnings per share in fiscal 2014 by $0.15 compared to fiscal 2013.

The Company believes that there is continued opportunity for sales and earnings growth in its access equipment segment in fiscal 2015 primarily due to expected higher non-residential and residential construction spending in North America, as further supported by strong utilization rates, rental rates and used equipment values in North America. In addition, access equipment fleets in Europe are generally older than in the U.S., which leads the Company to believe that opportunities remain in that region, in spite of ongoing economic uncertainty in Europe.

The defense segment delivered higher earnings in fiscal 2014 than the Company’s initial expectations, despite a more than 40% decline in sales, and made significant investments to re-position and strengthen the business to operate in a period of lower DoD budgets. The defense segment reduced its workforce and streamlined its facilities to be more efficient on smaller contract awards and production runs. The Company made significant investments to compete for a JLTV contract, which, if awarded to the Company, would support substantially improved performance in the segment beginning in fiscal 2017. The Company expects the DoD to announce the winning bidder for the JLTV production contract in late July 2015. The Company also made investments in new M-ATV variants as well as staffing employees in the Middle East to pursue awards for potentially large numbers of its vehicles. The Company expects the defense segment to achieve slightly above break-even earnings in fiscal 2015 as it continues to reposition the business for the new DoD budget levels. This outlook assumes that the Company will secure an international contract in time to record sales of a couple hundred vehicles in the fourth quarter of fiscal 2015.

The Company continued to work on improving results in the fire & emergency segment. In the fourth quarter of fiscal 2014, the Company slowed down the execution of its business improvement roadmap for this segment to better implement the many changes that were being introduced into the complex manufacturing environment. The Company believes this is the best approach for reducing inefficiencies. As a result, the segment has slowed down production at its primary fire apparatus facility for the first quarter of fiscal 2015 so that changes can be incorporated in the business at a measured pace. The Company expects fire & emergency segment performance to gradually improve during fiscal 2015. The Company believes improving efficiencies before demand returns to normal is a critical step in improving the long-term performance of this business. Demand for new fire apparatus in North America continued to hover in the 3,800 to 4,000 unit per year range in fiscal 2014, which is the sixth year of lower than average demand. The Company believes that aging fleets will lead to higher demand in future periods.

In fiscal 2014, the commercial segment had its strongest year in terms of sales, operating income and operating income margin since fiscal 2007. The segment benefited from an improved concrete mixer market. Concrete mixer sales continued to benefit from a choppy recovery in residential and non-residential construction, which the Company believes will continue into fiscal 2015. This segment also began to experience the positive effects of MOVE on its operating income margins.

The Company further believes that each of its non-defense segments will benefit in fiscal 2015 as a result of the Company's continued execution of the four strategic initiatives of its MOVE strategy as described below. In particular, the Company expects to increase its operating income margins in each of these segments in fiscal 2015 primarily due to the Company’s plans to optimize costs through structured product, process and overhead cost reduction actions.

The Company believes consolidated net sales will decrease 3% to 5% in fiscal 2015 compared to fiscal 2014, resulting in consolidated sales of between $6.5 billion and $6.6 billion. This estimate assumes higher sales in each of the Company's non-defense segments, as a result of the expected continued recovery of the markets in which these segments participate, coupled with an estimated decline in defense segment sales of more than 40% due to continuing DoD budget constraints. The Company believes that the U.S. economy will continue to improve in fiscal 2015, with improved housing starts and non-residential construction activity driving the expected improvement in its non-defense segments. The Company expects consolidated operating income will be in the range of $510 million to $540 million, with earnings per share of approximately $3.89 to $4.14 assuming an average share count of approximately 80 million. Excluding estimated costs related to a planned refinancing of the Company's 2020 Senior Notes when they become callable in March 2015, the Company expects adjusted earnings per share of approximately $4.00 to $4.25.

The Company expects that first quarter fiscal 2015 earnings per share will be down approximately two-thirds from the first quarter of 2014. The Company expects the decline in earnings per share to be driven by a more than 40% decline in defense segment sales, along with large new product development investments across the Company. In addition, the Company expects an increased mix of telehandler sales in advance of Tier IV engine emission requirements effective January 1, 2015 in the access equipment segment compared to the first quarter of fiscal 2014. In the first quarter of fiscal 2014, the access equipment segment experienced a heavier mix of aerial work platform sales, which generally have higher margins than telehandler sales, in advance of Tier IV engine emission requirements. The Company also expects lower sales in the fire & emergency segment in the quarter due largely to the slowdown of production referred to above and the timing of international orders.

MOVE Strategy

In fiscal 2011, the Company completed a comprehensive strategic planning process to, among other things, assess the outlook for each of its markets, consider strategic alternatives and develop strategic initiatives to address the difficult market forces then facing the Company. Those difficult market forces involved non-defense markets, which were down 40% to more than 90% from peak, an uncertain economic recovery and a likely sharp downturn in U.S. defense spending beginning in 2011. The study culminated in the creation of the Company’s planned roadmap to deliver long-term earnings growth and increased shareholder value over the next business cycle and beyond. The Company’s roadmap, named MOVE, entails aggressive cost reduction and prudent organic growth initiatives until a market recovery provides an opportunity for both significant earnings leverage and cash flow, at which time the Company's strategic options could expand.

In September 2012, the Company announced various targets for shareholders to assess its overall performance under its MOVE strategy, including an ambitious target to approximately double its earnings per share from fiscal 2012 to $4.00 to $4.50 in fiscal 2015 despite an expected sharp downturn in the defense segment. On October 31, 2014, the Company introduced its initial earnings per share estimate range for fiscal 2015 of $3.89 to $4.14. Excluding estimated costs related to a planned refinancing of the Company's 2020 Senior Notes when they become callable in March 2015, the Company's initial adjusted earnings per share estimate range for fiscal 2015 is $4.00 to $4.25. The Company's progress in executing the four key strategic initiatives of the MOVE strategy follows:

•
Market recovery and growth — The Company plans to capture or improve its historical share of a market recovery. The Company estimated at its Analyst Day in September 2012 that even a modest market recovery represented a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains. Through fiscal 2014, most of the Company's non-defense markets remained choppy and the Company believes that these markets as a whole are recovering more slowly than the Company's 2012 Analyst Day targets. The Company currently believes that this initiative is on pace to finish below the fiscal 2015 target of $220 million incremental operating income that the Company announced at its 2012 Analyst Day.

•
Optimize cost and capital structure — The Company is executing plans to optimize its cost and capital structure ("O" initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company had targeted 250 basis points of operating income margin improvement between fiscal 2012 and 2015 through this initiative. The Company has made good progress on the Company’s “O” initiative and expects to exceed its fiscal 2015 consolidated operating income margin improvement target of 250 basis points from this initiative.

The Company is also executing a prudent capital allocation strategy as part of its optimize cost and capital structure initiative, which the Company expects to incrementally benefit earnings as well as returns for shareholders. As part of this strategy, the Company repurchased approximately 6.1 million and 8.3 million shares of its Common Stock during fiscal 2013 and 2014, respectively, at an aggregate cost of $605.1 million. Earnings per share in fiscal 2014 improved $0.15 compared to the prior year as a result of lower average shares outstanding. In addition, in November 2013, the Company reinstated its quarterly cash dividend at a rate of $0.15 per share. In October 2014, the Company announced as part of its capital allocation strategy that it was increasing its quarterly cash dividend by 13%, declaring a dividend of $0.17 per share payable on December 2, 2014 to shareholders of record on November 18, 2014.

•
Value innovation — The Company has maintained its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company had targeted this initiative to achieve $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012. As part of this initiative, the Company launched more than 20 new products in fiscal 2014. The Company expects that its recent new product launches, along with additional new product launches targeted for fiscal 2015, will allow it to exceed its incremental revenue target for fiscal 2015.

•
Emerging market expansion — The Company is driving expansion in targeted international geographies where it believes that there are significant opportunities for growth. The Company's target is to derive 25% of its revenues from outside the U.S. by fiscal 2015. The Company has continued to invest in international business development resources, including opening new access equipment segment sales and service offices in fiscal 2014, and believes it is on track to achieve its fiscal 2015 target.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2014

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales:
Access equipment	$3,506.5	$3,120.8	$2,919.5
Defense	1,724.5	3,049.7	3,950.5
Fire & emergency	756.5	792.4	768.6
Commercial	865.9	766.9	697.0
Intersegment eliminations	(45.2)	(64.7)	(194.5)
Consolidated	$6,808.2	$7,665.1	$8,141.1

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales:
United States	$5,247.7	$6,034.5	$6,357.2
Other North America	351.2	235.2	248.3
Europe, Africa and the Middle East	672.3	898.7	974.9
Rest of the world	537.0	496.7	560.7
Consolidated	$6,808.2	$7,665.1	$8,141.1

Fiscal 2014 Compared to Fiscal 2013

Consolidated net sales decreased $856.9 million, or 11.2%, to $6.81 billion in fiscal 2014 compared to fiscal 2013. An expected significant decline in defense segment sales was partially offset by increased sales in the access equipment and commercial segments.

Access equipment segment net sales increased $385.7 million, or 12.4%, to $3.51 billion in fiscal 2014 compared to fiscal 2013. The increase in access equipment segment sales was principally the result of higher unit volumes resulting from higher global demand (up $416 million) and higher pricing (up $44 million), in part to address an increase in Tier IV engine costs, offset in part by lower U.S. military telehandler sales (down $81 million) under a contract that was completed in the fourth quarter of fiscal 2013.

Defense segment net sales decreased $1.33 billion, or 43.5%, to $1.72 billion in fiscal 2014 compared to fiscal 2013. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $1.08 billion) and lower international sales of M-ATVs.

Fire & emergency segment net sales decreased $35.9 million, or 4.5%, to $756.5 million in fiscal 2014 compared to fiscal 2013. The decrease in fire & emergency segment sales primarily reflected lower sales volume (down $54 million), offset in part by improved pricing (up $14 million).

Commercial segment net sales increased $99.0 million, or 12.9%, to $865.9 million in fiscal 2014 compared to fiscal 2013. The increase in commercial segment sales was primarily attributable to improved concrete placement volume resulting from higher construction in North America (up $84 million), offset in part by a reduction in intersegment defense sales (down $13 million).

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

Consolidated Cost of Sales — Three Years Ended September 30, 2014

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Cost of sales:
Access equipment	$2,706.5	$2,459.2	$2,439.5
Defense	1,566.4	2,725.0	3,606.2
Fire & emergency	666.3	700.9	691.1
Commercial	727.6	649.2	590.8
Intersegment eliminations	(41.3)	(61.0)	(193.4)
Consolidated	$5,625.5	$6,473.3	$7,134.2

Fiscal 2014 Compared to Fiscal 2013

Consolidated cost of sales was $5.63 billion, or 82.6% of sales, in fiscal 2014 compared to $6.47 billion, or 84.5% of sales, in fiscal 2013. The 190 basis point decrease in cost of sales as a percentage of sales in fiscal 2014 was primarily due to favorable product mix (120 basis points), the favorable impact of cost reduction initiatives (100 basis points) and higher sales prices (80 basis points), offset in part by higher new product development spending (60 basis points). The favorable product mix was largely a result of a lower mix of FMTV sales in the defense segment, which have lower margins and higher relative costs of sales, and a higher mix of aerial work platform sales in the access equipment segment, which have higher margins and lower relative costs of sales.

Access equipment segment cost of sales was $2.71 billion, or 77.2% of sales, in fiscal 2014 compared to $2.46 billion, or 78.8% of sales, in fiscal 2013. The 160 basis point decrease in cost of sales as a percentage of sales in fiscal 2014 was primarily due to the favorable impact of cost reduction initiatives (160 basis points) and higher sales prices (90 basis points), offset in part by higher new product development spending (80 basis points).

Defense segment cost of sales was $1.57 billion, or 90.8% of sales, in fiscal 2014 compared to $2.73 billion, or 89.4% of sales, in fiscal 2013. The 140 basis point increase in cost of sales as a percentage of sales in fiscal 2014 was primarily due to relatively flat new product development spending on lower sales (130 basis points).

Fire & emergency segment cost of sales of $666.3 million, or 88.1% of sales, in fiscal 2014 was largely unchanged as a percent of sales compared to $700.9 million, or 88.4% of sales, in fiscal 2013.

Commercial segment cost of sales was $727.6 million, or 84.0% of sales, in fiscal 2014 compared to $649.2 million, or 84.7% of sales, in fiscal 2013. The 70 basis point decrease in cost of sales as a percentage of sales in fiscal 2014 was primarily due to improved product mix (20 basis points) and the absence of restructuring-related costs that the Company incurred in fiscal 2013 (20 basis points).

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

Access equipment segment cost of sales was $2.46 billion, or 78.8% of sales, in fiscal 2013 compared to $2.44 billion, or 83.6% of sales, in fiscal 2012. The 480 basis point decrease in cost of sales as a percentage of sales in fiscal 2013 was primarily due to higher sales prices (220 basis points), lower material costs (160 basis points) and favorable product mix (140 basis points) largely as a result of the lower intercompany sales and higher aftermarket parts sales.

Defense segment cost of sales was $2.73 billion, or 89.4% of sales, in fiscal 2013 compared to $3.61 billion, or 91.3% of sales, in fiscal 2012. The 190 basis point decrease in cost of sales as a percentage of sales in fiscal 2013 was primarily due to improved performance on the FMTV contract (150 basis points) and favorable product mix (110 basis points) largely as a result of a higher mix of M-ATVs, which have higher margins and lower relative costs of sales, offset in part by lower absorption of fixed costs associated with lower sales volumes (80 basis points).

Fire & emergency segment cost of sales was $700.9 million, or 88.4% of sales, in fiscal 2013 compared to $691.1 million, or 89.9% of sales, in fiscal 2012. The 150 basis point decrease in cost of sales as a percentage of sales in fiscal 2013 was primarily due to higher sales prices (200 basis points).

Commercial segment cost of sales of $649.2 million, or 84.7% of sales, in fiscal 2013 was largely unchanged as a percent of sales compared to $590.8 million, or 84.8% of sales, in fiscal 2012.

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2014

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Operating income (loss):
Access equipment	$501.1	$379.6	$229.2
Defense	76.4	224.9	236.5
Fire & emergency	26.6	23.8	8.8
Commercial	53.9	41.3	32.1
Corporate	(154.7)	(163.9)	(119.1)
Intersegment eliminations	—	—	0.2
Consolidated	$503.3	$505.7	$387.7

Fiscal 2014 Compared to Fiscal 2013

Consolidated operating income decreased 0.5% to $503.3 million, or 7.4% of sales, in fiscal 2014 compared to $505.7 million, or 6.6% of sales, in fiscal 2013. Operating income margins improved in fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by the impact of lower sales volume in the defense segment. Operating income in fiscal 2014 was adversely impacted by an $8.9 million reduction to net sales as a result of the reversal of billings to the DoD for other post-employment benefit costs determined to be unallowable under cost-plus government contracts in the defense segment. Operating income in fiscal 2013 included costs of $16.3 million incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest, a non-cash intangible asset impairment charge in the access equipment segment of $9.0 million and charges of $3.8 million related to the ratification of a five-year union contract extension in the defense segment.

Access equipment segment operating income increased 32.0% to $501.1 million, or 14.3% of sales, in fiscal 2014 compared to $379.6 million, or 12.2% of sales, in fiscal 2013. The increase in operating income was primarily the result of higher gross profit due to higher sales volume (up $71 million), the favorable impact of cost reduction initiatives ($61 million) and higher pricing (up $44 million), offset in part by higher spending on new product development (up $36 million) and higher operating expenses (up $26 million). Operating results in fiscal 2014 also benefited by $7.5 million as a result of the Company reaching an agreement on the final pricing of a multi-year U.S. military contract during the first quarter of fiscal 2014. Operating results in fiscal 2013 included a non-cash intangible asset impairment charge of $9.0 million.

Defense segment operating income decreased 66.1% to $76.4 million, or 4.4% of sales, in fiscal 2014 compared to $224.9 million, or 7.4% of sales, in fiscal 2013. The decrease in operating income was largely due to lower gross profit related to lower sales volume. Operating income in fiscal 2014 was adversely impacted by an $8.9 million reduction to net sales as a result of the reversal of billings to the DoD for other post-employment benefit costs determined to be unallowable under cost-plus government contracts. Fiscal 2014 results also included a net benefit of $1.8 million related to pension and other post employment benefit curtailments and settlements and $1.6 million of asset impairment charges.

Fire & emergency segment operating income increased 11.7% to $26.6 million, or 3.5% of sales, in fiscal 2014, compared to $23.8 million, or 3.0% of sales, in fiscal 2013. The increase in operating income was largely the result of improved pricing (up $14 million), offset in part by lower gross profit due to lower sales volume.

Commercial segment operating income increased 30.5% to $53.9 million, or 6.2% of sales, in fiscal 2014 compared to $41.3 million, or 5.4% of sales, in fiscal 2013. Higher gross profit due to higher sales volume (up $19 million) was offset in part by higher investments in MOVE initiatives.

Corporate operating expenses decreased $9.2 million to $154.7 million in fiscal 2014 compared to fiscal 2013. The decrease in corporate operating expenses was primarily due to $16.3 million of costs that the Company incurred in fiscal 2013 related to an unsolicited tender offer for the Company’s Common Stock and a threatened proxy contest and lower share-based compensation expense (down $12 million) due in part to the impact of variability in the Company’s share price between fiscal 2014 and 2013 on outstanding variable awards, offset in part by increased information technology spending (up $10 million), and higher depreciation and software amortization (up $5 million).

Consolidated selling, general and administrative expenses increased 0.6% to $624.1 million, or 9.2% of sales, in fiscal 2014 compared to $620.5 million, or 8.1% of sales, in fiscal 2013. The increase in selling, general and administrative expenses was largely the result of higher information technology spending (up $17 million), increased net wages and incentive compensation (up $7 million), and higher advertising, promotion and trade shows (up $5 million), offset by lower share-based compensation expense (down $12 million) due to the impact of variability in the Company’s share price between fiscal 2014 and 2013 on outstanding variable awards, and the absence of costs the Company incurred in fiscal 2013 related to an unsolicited tender offer for the Company’s Common Stock and a threatened proxy contest (down $16 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments (non-defense) that have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative costs as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing expenses and has operations/locations primarily in the United States, as compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs, and operations/locations in various regions of the world. As the Company’s defense segment sales decreased and the Company’s non-defense segment sales increased, consolidated selling, general and administrative expenses as a percent of sales increased.

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

Consolidated selling, general and administrative expenses increased 10.5% to $620.5 million, or 8.1% of sales, in fiscal 2013 compared to $561.5 million, or 6.9% of sales, in fiscal 2012. The increase in selling, general and administrative expenses was largely the result of higher incentive and share-based compensation expense (up $29 million) due in part to the impact of variability in the Company’s share price between fiscal 2013 and 2012 on outstanding variable awards, increased information technology spending (up $20 million) and higher costs related to an unsolicited tender offer for the Company’s Common Stock and threatened proxy contest (up $10 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in sales to segments (non-defense) that have a higher percentage of selling, general and administrative expenses.

Non-Operating Income (Expense) — Three Years Ended September 30, 2014

Fiscal 2014 Compared to Fiscal 2013

Interest expense net of interest income increased $14.8 million to $69.4 million in fiscal 2014 compared to fiscal 2013 as a result of refinancing costs in fiscal 2014 and interest income recognized in fiscal 2013, offset in part by the benefit of lower interest rates due to the refinancing of the Company's senior notes due 2017 during the second quarter of fiscal 2014. Interest expense in fiscal 2014 included $10.9 million of debt extinguishment costs as a result of the Company’s refinancing of its credit agreement and the senior notes due 2017. In fiscal 2013, the Company recognized $9.9 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $2.0 million in fiscal 2014 and $6.1 million in fiscal 2013 primarily related to net foreign currency transaction losses.

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

Provision for Income Taxes — Three Years Ended September 30, 2014

Fiscal 2014 Compared to Fiscal 2013

The Company recorded a provision for income taxes of 29.0% of pre-tax income in fiscal 2014 compared to 29.6% in fiscal 2013. Results for fiscal 2014, when compared to the U.S. statutory tax rate, were favorably impacted by a reduction in valuation allowance on foreign, state and capital loss carryforwards (240 basis points) largely due to a favorable tax ruling in Europe, the benefit of tax audit settlements (230 basis points) and the U.S. domestic manufacturing deduction benefit (220 basis points), offset by state taxes (210 basis points) which increased due to provisions for uncertain tax benefits. Results for fiscal 2013, when compared to the U.S. statutory tax rate, were favorably impacted by the U.S. domestic manufacturing deduction benefit (380 basis points) and the benefit of the reinstated U.S. research and development tax credit (130 basis points).

Fiscal 2013 Compared to Fiscal 2012

The Company recorded a provision for income taxes of 29.6% of pre-tax income in fiscal 2013 compared to 21.1% in fiscal 2012. Results for fiscal 2013, when compared to the U.S. statutory tax rate, were favorably impacted by the U.S. domestic manufacturing deduction benefit (380 basis points) and the benefit of the reinstated U.S. research and development tax credit (130 basis points). Results for fiscal 2012, when compared to the U.S. statutory tax rate, were favorably impacted by the benefit of tax audit settlements (380 basis points), the benefit of the U.S. domestic manufacturing deduction benefit (340 basis points), reductions in valuation allowances on net operating loss carryforwards (230 basis points) and the benefit of “other” items (410 basis points), which included adjustments to deferred taxes and changes to filing positions taken in prior periods.

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2014

Fiscal 2014 Compared to Fiscal 2013

Equity in earnings of unconsolidated affiliates of $2.4 million in fiscal 2014 and $3.0 million in fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2013 Compared to Fiscal 2012

Equity in earnings of unconsolidated affiliates of $3.0 million in fiscal 2013 and $2.3 million in fiscal 2012 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations - Three Years Ended September 30, 2014

Fiscal 2013 Compared to Fiscal 2012

In April 2012, the Company discontinued mobile medical trailer production in the United States. In August 2012, the Company sold its European mobile medical trailer business, SMIT, for nominal cash consideration. The mobile medical trailer business, which was included in the Company's fire & emergency segment, had sales of $12.5 million in fiscal 2012. The Company recorded a loss of $4.4 million on the sale of SMIT in the fourth quarter of fiscal 2012. In March 2013, the Company discontinued production of ambulances. The ambulance business, which was included in the Company's fire & emergency segment, had sales of $20.6 million and $39.7 million in fiscal 2013 and 2012, respectively. The Company has reflected the financial results of all three businesses as discontinued operations in the Consolidated Statements of Income for all periods presented.

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

Liquidity and Capital Resources

Financial Condition at September 30, 2014

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30,
	2014	2013
Cash and cash equivalents	$313.8	$733.5
Total debt	895.0	955.0
Total shareholders’ equity	1,985.0	2,107.8
Total capitalization (debt plus equity)	2,880.0	3,062.8
Debt to total capitalization	31.1%	31.2%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At September 30, 2014, the Company had cash and cash equivalents of $313.8 million, of which approximately 13% was located outside the United States. The Company expects to meet its fiscal 2015 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $516.7 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2014. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's ratio of debt to total capitalization of 31.1% at September 30, 2014 remained within its targeted range. The Company's capital structure was impacted in fiscal 2014 by the Company's repurchase of 8.3 million shares of its Common Stock at an aggregate cost of $403.3 million. As of September 30, 2014, the Company had 4.8 million shares of Common Stock remaining under a 10.0 million share repurchase authorization approved by the Company's Board of Directors in February 2014.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at September 30, 2013 to 50 days at September 30, 2014. Days sales outstanding for segments other than the defense segment were 54 days at September 30, 2014, up from 45 days at September 30, 2013. The increase in days sales outstanding was primarily due to an increase in accounts receivable in the access equipment segment at September 30, 2014 as a result of a larger concentration of sales in the last month of its fiscal 2014 fourth quarter. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 5.8 times at both September 30, 2013 and September 30, 2014.

Cash Flows

Operating Cash Flows

The Company generated $170.4 million of cash from operating activities during fiscal 2014 compared to $438.0 million during fiscal 2013 and $268.3 million during fiscal 2012. The decrease in cash generated from operating activities in fiscal 2014 compared to fiscal 2013 was primarily due to an increase in accounts receivable in the access equipment segment at September 30, 2014 as a result of a larger concentration of sales in the last month of its fiscal 2014 fourth quarter and increased inventory levels in the access equipment and commercial segments at September 30, 2014 as the Company increased production levels in advance of the 2015 selling season to eliminate production inefficiencies associated with seasonal demand fluctuations in these two segments. The increase in cash generated from operating activities in fiscal 2103 compared to fiscal 2012 was primarily due to improved operating income and improved working capital management, particularly in the access equipment segment where inventories decreased and accounts receivable collections improved.

Investing Cash Flows

Net cash used in investing activities in fiscal 2014 was $114.8 million compared to $74.8 million in fiscal 2013 and $41.8 million in fiscal 2012. Additions to property, plant and equipment of $92.2 million in fiscal 2014 reflected an increase in capital spending of $46.2 million compared to fiscal 2013 as a result of investments in the Company's vertical integration strategy and global information systems replacement initiative. In fiscal 2015, the Company expects capital spending to increase to approximately $150 million largely as a result of the continued investment in the Company's vertical integration strategy, tooling related to anticipated new product launches and higher information systems expenditures. In fiscal 2013, the Company made an initial contribution of $19.4 million to a rabbi trust established to fund obligations under the Company's non-qualified supplemental executive retirement plans.

Financing Cash Flows

Financing activities resulted in a net use of cash of $476.0 million in fiscal 2014 compared to $170.0 million in fiscal 2013 and $117.3 million in fiscal 2012. In addition to required quarterly debt payments during fiscal 2014 totaling $37.5 million, the Company prepaid $22.5 million of term debt as part of the refinancing of the Credit Agreement. No debt payments were required in fiscal 2013 as the Company made all required quarterly payments in fiscal 2012. In fiscal 2014 and 2013, the Company repurchased approximately 8.3 million and 6.1 million shares of its Common Stock, respectively, under its share repurchase authorization at an aggregate cost of $403.3 million and $201.8 million, respectively. The Company expects to continue to repurchase shares of its Common Stock in fiscal 2015, subject to maintaining prudent leverage and the price of the Common Stock. In addition, the Company reinstated a quarterly dividend in the first quarter of fiscal 2014 resulting in the payment of $50.7 million of dividends in fiscal 2014. In fiscal 2012, the Company used available cash and cash from operations to repay $105.1 million of long-term debt.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $313.8 million (of which approximately 13% was located outside the United States), the Company had $516.7 million of unused availability under the Revolving Credit Facility as of September 30, 2014. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the "Credit Agreement"). The Credit Agreement replaced the Company's prior credit agreement that was to mature in October 2015. The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2014 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after March 3, 2010 in an aggregate amount not exceeding the sum of:

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the outstanding 2017 Senior Notes at a price of 104.125%. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively.

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

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2014.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2014 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Long-term debt (including interest)(1)	$1,135.1	$61.2	$121.3	$412.3	$540.3
Operating leases	67.2	25.3	29.9	9.4	2.6
Purchase obligations(2)	797.7	797.5	0.2	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	533.7	52.0	71.2	37.1	373.4
Total contractual obligations	$2,533.7	$936.0	$222.6	$458.8	$916.3
_________________________

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2014.

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

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore,

$33.5 million of unrecognized tax benefits as of September 30, 2014 have been excluded from the Contractual Obligations table above. See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2014.

(4)
Represents other long-term liabilities on the Company's Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management's estimates, which are based largely on historical experience. This amount also includes all liabilities under the Company's pension and other postretirement benefit plans. See Note 18 of the Notes to Consolidated Financial Statements for information regarding these liabilities and the plan assets available to satisfy them.

The following is a summary of the Company’s commercial commitments by period following September 30, 2014 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments
Customer financing guarantees to third parties	$114.7	$29.1	$26.4	$22.8	$36.4
Standby letters of credit	83.2	70.0	12.8	0.3	0.1
Total commercial commitments	$197.9	$99.1	$39.2	$23.1	$36.5

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 13 of the Notes to Consolidated Financial Statements.

Fiscal 2015 Outlook

The Company believes consolidated net sales will decrease 3% to 5% in fiscal 2015 compared to fiscal 2014, resulting in consolidated sales of between $6.5 billion and $6.6 billion. This estimate assumes higher sales in each of the Company's non-defense segments, as a result of the expected continued recovery of the markets in which these segments participate, coupled with an estimated decline in defense segment sales of more than 40% due to continuing DoD budget constraints. The Company believes that the U.S. economy will continue to improve in fiscal 2015, with improved housing starts and non-residential construction activity driving the expected improvement in its non-defense segments. The Company expects consolidated operating income will be in the range of $510 million to $540 million, with earnings per share of approximately $3.89 to $4.14 assuming a full year average share count of approximately 80 million shares. Excluding estimated costs related to a planned refinancing of the Company's 2020 Senior Notes when they become callable in March 2015, the Company expects adjusted earnings per share of approximately $4.00 to $4.25.

The Company believes access equipment segment sales will be between $3.7 billion and $3.8 billion in fiscal 2015, representing an increase of 6% to 8% compared to fiscal 2014. The Company expects the sales increase will be a result of continued strong sales in North America augmented by higher international sales. The Company expects operating income margin in the access equipment segment will be approximately 15%, compared to an operating income margin of 14.3% in fiscal 2014, reflecting the benefit of expected higher sales and the continued impact of MOVE initiatives.

The Company expects that defense segment sales will be approximately $1.0 billion in fiscal 2015, a decrease of approximately 42% from fiscal 2014 sales. The Company is assuming that it will secure an international contract in time to record sales of a couple hundred vehicles in the fourth quarter of fiscal 2015. The Company believes operating income margins in this segment will be slightly above breakeven. The Company expects defense segment margins to be negatively impacted by lower sales, a mix shift to lower margin FMTV sales and heavy investments in pursuit of the JLTV program and international sales opportunities.

The Company expects fire & emergency segment sales will be approximately $800 million in fiscal 2015, reflecting the continued slow recovery in the municipal fire apparatus market. The Company expects operating income margins in this segment to increase to approximately 4.25% in fiscal 2015 as a result of its business improvement roadmap that it began implementing in fiscal 2014.

The Company believes commercial segment sales will be approximately $1.0 billion in fiscal 2015, a 15% improvement over fiscal 2014, largely driven by an expected continued strong recovery in the U.S. concrete mixer market. The Company expects demand for refuse collection vehicles will increase slightly in fiscal 2015. The Company expects operating income margins in this segment to be approximately 6.5% in fiscal 2015, reflecting the benefits of higher sales and the impact of other MOVE initiatives.

The Company expects corporate expenses in fiscal 2015 will be between $140 million and $145 million as the Company expects to target general cost reductions and capitalize more of its expenditures on information systems projects in fiscal 2015. The Company expects corporate expenses will continue to run higher than historical levels as the Company continues to invest in information technology initiatives and the Company’s Oshkosh Operating System. The Company estimates its effective tax rate for fiscal 2015 will be approximately 31%. The Company is assuming a fiscal 2015 full year share count of approximately 80 million. The Company expects capital expenditures to be approximately $150 million in fiscal 2015, higher than the last several years as the Company invests in its vertical integration strategy and tooling for new product launches, in addition to capitalizing a higher portion of its information systems spending as described above.

Non-GAAP Financial Measures

The Company is forecasting earnings per share from continuing operations excluding items that affect comparability. When the Company forecasts earnings per share from continuing operations, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures:

	Fiscal 2015 Expectations
	Low	High

Adjusted earnings per share from continuing operations-diluted (non-GAAP)	$4.00	$4.25
Debt extinguishment costs	(0.17)	(0.17)
Income tax benefit of debt extinguishment costs	0.06	0.06
Earnings per share from continuing operations-diluted (GAAP)	$3.89	$4.14

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the DoD based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 20% of the Company’s revenues for fiscal 2014 were recognized under the percentage-of-completion accounting method.

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

Impairment of Long-Lived and Amortized Intangible Assets. The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. During fiscal 2014, the Company recorded a $1.6 million charge for the impairment of long-lived assets in the defense segment.

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

Definitization of Undefinitized Contracts. The Company recognizes revenue on undefinitized contracts with the DoD to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when the Company and the DoD have not agreed upon all contract terms before the Company begins performance under the contracts. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, the Company records those adjustments as a change in estimate in the period of change. The Company updated its estimated costs under several undefinitized change orders and recorded $7.5 million, $13.8 million and $7.8 million of revenue related to such updates during fiscal 2014, 2013 and 2012, respectively. As the majority of costs associated with these contracts had previously been expensed, the definitization of contracts increased net income by $4.7 million, or $0.06 per share, $6.6 million, or $0.07 per share, and $5.0 million, or $0.05 per share, for fiscal 2014, 2013 and 2012, respectively.

Allowance for Doubtful Accounts. The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations. The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment where the majority of the Company’s trade receivables are recorded. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. At September 30, 2014, reserves for potentially uncollectible accounts receivable totaled $21.8 million. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Inventories. Inventories are stated at the lower of cost or market (“LCM”) value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with customers for future orders, including their plans for expenditures, and market trends for similar products. The Company's judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, actions of the Company's competitors, including the introduction of new products and technological advances. The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly. At September 30, 2014, reserves for LCM, excess and obsolete inventory totaled $80.2 million.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units' fair value to the Company's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2014. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2014. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2014.

Approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles are concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue to slowly improve through fiscal 2016. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

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

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2014, the Company was generally self-insured for future claims up to $5.0 million per claim.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past five fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.39% of sales to 0.88% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

Each quarter, the Company reviews actual warranty claims experience to determine if there are any systemic defects that would require a field campaign. Also, based upon historical experience, warranty provision rates on new product introductions are established at higher than standard rates to reflect increased expected warranty costs associated with any new product introduction.

Defined Benefit Plans. The pension benefit obligation and related pension income are calculated in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits. Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. The Company uses the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including the expected rate of return on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan's projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements.

The Company determines the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The Company's long-term rate of return on assets is based on consideration of historical and forward-looking returns and the current asset allocation strategy. Actuarial valuations at September 30, 2014 used a weighted-average discount rate of 4.52% and an expected return on plan assets of 6.25%. A 50 basis point decrease in the discount rate would increase the Company's annual pension expense by $2.1 million. A 50 basis point decrease in the expected return on plan assets would increase the Company’s annual pension expense by $1.3 million.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2014, the Company had net liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $33.5 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 24% of the Company’s net sales in fiscal 2014. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2014 decreased 33.4% to $1.89 billion compared to $2.84 billion at September 30, 2013 due solely to a significant decline in defense segment backlog as a result of the substantial reduction in DoD spending for tactical wheeled vehicles. Access equipment segment backlog increased 4.5% to $384.3 million at September 30, 2014 compared to $367.9 million at September 30, 2013. Defense segment backlog decreased 57.6% to $779.7 million at September 30, 2014 compared to $1.84 billion at September 30, 2013 due largely to the fulfillment of FHTV and FMTV orders and a substantially lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 15.2% to $567.1 million at September 30, 2014 compared to $492.2 million at September 30, 2013 due largely to delays in releasing trucks from production in the fourth quarter of fiscal 2014. Commercial segment backlog increased 13.7% to $159.9 million at September 30, 2014 compared to $140.7 million at September 30, 2013. Unit backlog for concrete mixers as of September 30, 2014 was up 23.6% compared to September 30, 2013. Unit backlog for refuse collection vehicles was up 12.7% at September 30, 2014 compared to September 30, 2013.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 3% of the Company’s September 30, 2014 backlog is not expected to be filled in fiscal 2015.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2014, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $4.0 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$20.0	$20.0	$20.0	$20.0	$315.0	$—	$395.0	$395.0
Average interest rate	1.7786%	2.3868%	3.2793%	3.8723%	4.2370%	—%	3.9519%
Fixed rate ($US)	$—	$—	$—	$—	$—	$500.0	$500.0	$515.0
Average interest rate	6.9375%	6.9375%	6.9375%	6.9375%	6.9375%	5.8346%	6.6940%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through an investment in a joint venture in Mexico. International sales comprised approximately 23% of overall net sales in fiscal 2014, of which approximately 75% involved exports from the U.S. The majority of export sales in fiscal 2014 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese Renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2014, the Company was managing $136.1 million (notional) of foreign currency contracts, including $135.4 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts as of September 30, 2014 will settle within 180 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding impact on the value of these instruments assuming a 10% appreciation/depreciation of the U.S. dollar relative to all other currencies on September 30, 2014 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Sell EUR / Buy USD	$42.5	1.2955	$1.1	$4.1	$(4.1)
Sell AUD / Buy USD	39.3	0.9262	2.2	3.7	(3.7)
Sell GBP / Buy EUR	15.0	1.2534	(0.3)	—	—
Sell USD / Buy GBP	13.6	1.6223	—	(1.4)	1.4
Sell CAD / Buy EUR	7.4	1.4104	—	—	—
Sell USD / Buy EUR	6.7	1.2689	—	(0.7)	0.7
Sell EUR / Buy SEK	6.5	9.2186	0.1	—	—
Sell GBP / Buy USD	3.9	1.6312	—	0.4	(0.4)
Sell CAD / Buy USD	0.7	1.0733	—	(0.1)	0.1
Sell EUR / Buy CAD	0.5	1.4169	—	—	—

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2014 of the Company and our report dated November 13, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/S/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2014

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales	$6,808.2	$7,665.1	$8,141.1
Cost of sales	5,625.5	6,473.3	7,134.2
Gross income	1,182.7	1,191.8	1,006.9

Operating expenses:
Selling, general and administrative	624.1	620.5	561.5
Amortization of purchased intangibles	55.3	56.6	57.7
Intangible asset impairment charge	—	9.0	—
Total operating expenses	679.4	686.1	619.2
Operating income	503.3	505.7	387.7

Other income (expense):
Interest expense	(71.4)	(66.0)	(75.2)
Interest income	2.0	11.4	1.9
Miscellaneous, net	(2.0)	(6.1)	(5.2)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	431.9	445.0	309.2
Provision for income taxes	125.0	131.7	65.2
Income from continuing operations before equity in earnings of unconsolidated affiliates	306.9	313.3	244.0
Equity in earnings of unconsolidated affiliates	2.4	3.0	2.3
Income from continuing operations, net of tax	309.3	316.3	246.3
Discontinued operations (Note 3):
Income (loss) from discontinued operations	—	2.6	(28.3)
Income tax benefit (provision)	—	(0.9)	13.9
Income (loss) from discontinued operations, net of tax	—	1.7	(14.4)
Net income	309.3	318.0	231.9
Net income attributable to noncontrolling interest	—	—	(1.1)
Net income attributable to Oshkosh Corporation	$309.3	$318.0	$230.8

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-basic:
From continuing operations	$3.66	$3.58	$2.68
From discontinued operations	—	0.02	(0.16)
	$3.66	$3.60	$2.52

Earnings (loss) per share attributable to Oshkosh Corporation common shareholders-diluted:
From continuing operations	$3.61	$3.53	$2.67
From discontinued operations	—	0.02	(0.16)
	$3.61	$3.55	$2.51

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2014	2013	2012
Net income	$309.3	$318.0	$231.9
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	—	—	1.4
Employee pension and postretirement benefits	(21.2)	76.6	31.1
Currency translation adjustments	(33.4)	10.2	(11.3)
Total other comprehensive income (loss), net of tax	(54.6)	86.8	21.2
Comprehensive income	254.7	404.8	253.1
Comprehensive income attributable to noncontrolling interest	—	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$254.7	$404.8	$252.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$313.8	$733.5
Receivables, net	974.9	794.3
Inventories, net	960.9	822.0
Deferred income taxes, net	66.3	67.6
Prepaid income taxes	22.7	100.4
Other current assets	45.7	35.6
Total current assets	2,384.3	2,553.4
Investment in unconsolidated affiliates	21.1	20.9
Property, plant and equipment, net	405.5	362.2
Goodwill	1,025.5	1,041.0
Purchased intangible assets, net	657.9	714.7
Other long-term assets	92.4	73.5
Total assets	$4,586.7	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$20.0	$65.0
Accounts payable	586.7	531.7
Customer advances	310.1	294.4
Payroll-related obligations	147.2	146.9
Accrued warranty	91.2	101.3
Other current liabilities	156.4	241.4
Total current liabilities	1,311.6	1,380.7
Long-term debt, less current maturities	875.0	890.0
Deferred income taxes, net	125.0	143.0
Other long-term liabilities	290.1	244.2
Commitments and contingencies
Shareholders' Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	758.0	725.6
Retained earnings	1,840.1	1,581.5
Accumulated other comprehensive loss	(69.2)	(14.6)
Common Stock in treasury, at cost (12,256,103 and 5,566,890 shares, respectively)	(544.8)	(185.6)
Total shareholders’ equity	1,985.0	2,107.8
Total liabilities and shareholders' equity	$4,586.7	$4,765.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Oshkosh Corporation’s Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Non- Controlling Interest	Total
Balance at September 30, 2011	$0.9	$685.6	$1,032.7	$(122.6)	$(0.1)	$0.1	$1,596.6
Net income	—	—	230.8	—	—	1.1	231.9
Derivative losses reclassified into earnings from other comprehensive income, net of tax of $0.8	—	—	—	1.4	—	—	1.4
Employee pension and postretirement benefits, net of tax of $17.9	—	—	—	31.1	—	—	31.1
Currency translation adjustments, net of tax of $(6.6)	—	—	—	(11.3)	—	—	(11.3)
Repurchases of common stock	—	—	—	—	(13.3)	—	(13.3)
Exercise of stock options	—	2.0	—	—	1.6	—	3.6
Stock-based compensation expense	—	18.5	—	—	—	—	18.5
Windfall (shortfall) related to tax benefit on stock-based compensation	—	(2.7)	—	—	—	—	(2.7)
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.1)	—	(1.1)
Other	—	0.1	—	—	(0.1)	(1.2)	(1.2)
Balance at September 30, 2012	0.9	703.5	1,263.5	(101.4)	(13.0)	—	1,853.5
Net income	—	—	318.0	—	—	—	318.0
Employee pension and postretirement benefits, net of tax of $44.6	—	—	—	76.6	—	—	76.6
Currency translation adjustments, net of tax of $5.9	—	—	—	10.2	—	—	10.2
Repurchases of common stock	—	—	—	—	(201.8)	—	(201.8)
Exercise of stock options	—	(0.5)	—	—	31.9	—	31.4
Stock-based compensation expense	—	24.4	—	—	—	—	24.4
Windfall (shortfall) related to tax benefit on stock-based compensation	—	(1.0)	—	—	—	—	(1.0)
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.5)	—	(3.5)
Other	—	(0.8)	—	—	0.8	—	—
Balance at September 30, 2013	0.9	725.6	1,581.5	(14.6)	(185.6)	—	2,107.8
Net income	—	—	309.3	—	—	—	309.3
Employee pension and postretirement benefits, net of tax of $(12.4)	—	—	—	(21.2)	—	—	(21.2)
Currency translation adjustments, net of tax of $(19.4)	—	—	—	(33.4)	—	—	(33.4)
Cash dividends ($0.60 per share)	—	—	(50.7)	—	—	—	(50.7)
Repurchases of common stock	—	—	—	—	(403.3)	—	(403.3)
Exercise of stock options	—	6.2	—	—	44.7	—	50.9
Stock-based compensation expense	—	25.0	—	—	—	—	25.0
Windfall (shortfall) related to tax benefit on stock-based compensation	—	6.4	—	—	—	—	6.4
Payment of earned performance shares	—	(5.1)	—	—	5.1	—	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	—	(6.2)
Other	—	(0.1)	—	—	0.5	—	0.4
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$—	$1,985.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2014	2013	2012
Operating activities:
Net income	$309.3	$318.0	$231.9
Intangible asset impairment charge	—	9.0	—
Loss on sale of discontinued operations	—	—	4.4
Depreciation and amortization	126.8	126.8	130.9
Stock-based compensation expense	25.0	24.4	18.5
Deferred income taxes	(19.8)	(30.4)	(60.2)
Other non-cash adjustments	2.0	(3.1)	1.5
Changes in operating assets and liabilities:
Receivables, net	(195.6)	236.5	63.2
Inventories, net	(153.4)	113.1	(161.9)
Other current assets	(6.8)	(5.6)	(2.4)
Accounts payable	62.4	(156.0)	(72.2)
Customer advances	15.8	(216.0)	44.2
Payroll-related obligations	(4.8)	13.6	20.1
Income taxes	74.3	1.4	(72.0)
Other current liabilities	(89.8)	(56.0)	83.6
Other long-term assets and liabilities	25.0	62.3	38.7
Total changes in operating assets and liabilities	(272.9)	(6.7)	(58.7)
Net cash provided by operating activities	170.4	438.0	268.3

Investing activities:
Additions to property, plant and equipment	(92.2)	(46.0)	(55.9)
Additions to equipment held for rental	(32.7)	(13.9)	(8.4)
Contributions to rabbi trust	(1.9)	(19.4)	—
Proceeds from sale of property, plant and equipment	0.1	0.1	7.6
Proceeds from sale of equipment held for rental	12.8	7.5	3.7
Proceeds from sale of equity method investments	—	—	8.7
Other investing activities	(0.9)	(3.1)	2.5
Net cash used by investing activities	(114.8)	(74.8)	(41.8)

Financing activities:
Repurchases of Common Stock	(403.3)	(201.8)	(13.3)
Repayment of long-term debt	(710.0)	—	(105.1)
Proceeds from issuance of long-term debt	650.0	—	—
Debt issuance costs	(19.1)	—	(3.1)
Proceeds from exercise of stock options	50.9	31.4	3.6
Dividends paid	(50.7)	—	—
Excess tax benefit from stock-based compensation	6.2	0.4	0.4
Other financing activities	—	—	0.2
Net cash used by financing activities	(476.0)	(170.0)	(117.3)

Effect of exchange rate changes on cash	0.7	(0.4)	3.0
Increase (decrease) in cash and cash equivalents	(419.7)	192.8	112.2
Cash and cash equivalents at beginning of year	733.5	540.7	428.5
Cash and cash equivalents at end of year	$313.8	$733.5	$540.7

Supplemental disclosures:
Cash paid for interest	$56.0	$61.1	$69.9
Cash paid for income taxes	61.9	157.0	179.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The Company's defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary ("Oshkosh Defense"). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), Oshkosh Airport Products, LLC ("Airport Products") and Kewaunee Fabrications LLC (“Kewaunee”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and Oshkosh Commercial Products, LLC. ("Oshkosh Commercial"). McNeilus owns a 49% interest in Mezcladoras Trailers de Mexico, S.A. de C.V. (“Mezcladoras”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% voting interest in RiRent and its 49% interest in Mezcladoras under the equity method.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the U.S. Department of Defense (“DoD”) based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Approximately 20% and 31% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2014 and 2013, respectively.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $142.0 million, $112.9 million and $109.1 million during fiscal 2014, 2013 and 2012, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $20.4 million, $17.1 million and $13.1 million in fiscal 2014, 2013 and 2012, respectively.

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

Approximately 13% of the Company’s cash and cash equivalents at September 30, 2014 was located outside the United States. U.S. income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in foreign subsidiaries, the Company currently believes that all earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no U.S. deferred income taxes have been provided for the repatriation of those earnings.

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2014 and 2013. See Note 16 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2014 consisted principally of bank deposits and money market instruments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 81.2% of the Company’s inventories at September 30, 2014 and 85.4% of the Company's inventories at September 30, 2013. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

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

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test as of July 1 of each fiscal year. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. When the fair value of the reporting unit is less than the carrying value of the reporting unit, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill utilizing the income approach and the market approach. The Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. Under the income approach, the Company

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the potential impairment by estimating the fair value of the non-amortizing intangible assets using the "relief from royalty" method. When the fair value of the non-amortizable trade name is less than the carrying value of the trade name, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the non-amortizable trade name, represent the excess of the carrying amount over the implied fair value of that non-amortizable trade name. In fiscal 2013, the Company recorded a non-cash impairment charge related to purchased intangible assets of $9.0 million.

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

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company's pension liability, other post-employment benefit liability and accrued product liability that are not expected to be settled in the subsequent twelve month period.

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction losses related to continuing operations of $3.8 million, $5.9 million and $5.1 million in fiscal 2014, 2013 and 2012, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications — Certain reclassifications have been made to the fiscal 2013 and 2012 financial statements to conform to the 2014 presentation.

Recent Accounting Pronouncements — In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will be required to adopt ASU No. 2014-09 as of October 1, 2017. The Company is currently evaluating the impact of ASU No. 2014-09 on the Company’s financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave raise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

3.    Discontinued Operations

In April 2012, the Company discontinued production of mobile medical trailers in the United States, which were sold under the Oshkosh Specialty Vehicles brand name. In August 2012, the Company sold its interest in Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles B.V. and its wholly-owned subsidiary, for nominal cash consideration. In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. Each of these businesses were previously included in the Company's fire & emergency segment. Due to the sale and/or closure of these businesses, they have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income for all periods.

In fiscal 2012, the Company settled an income tax audit, which resulted in the release of previously accrued amounts for uncertain tax positions related to worthless stock and bad debt deductions claimed in fiscal 2009 associated with its discontinued operations. Fiscal 2012 results from discontinued operations include a $6.1 million income tax benefit related to this audit settlement.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of discontinued operations were as follows (in millions):

	Fiscal Year Ended September 30,
	2013	2012
Net sales	$20.6	$52.2
Cost of sales	18.5	66.1
Gross income (loss)	2.1	(13.9)
Operating expenses:
Selling, general and administrative	(0.9)	8.7
Amortization of purchased intangibles	—	0.5
Total operating expenses	(0.9)	9.2
Operating income (loss)	3.0	(23.1)
Other expense	(0.4)	(0.8)
Income (loss) before income taxes	2.6	(23.9)
Provision for (benefit from) income taxes	0.9	(13.9)
Income (loss) from operations, net of tax	1.7	(10.0)
Loss on sale of discontinued operations	—	(4.4)
Income (loss) from discontinued operations, net of tax	$1.7	$(14.4)

4.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2014	2013
U.S. government:
Amounts billed	$80.4	$118.3
Cost and profits not billed	21.3	31.7
	101.7	150.0
Other trade receivables	848.9	607.6
Finance receivables	2.0	3.3
Notes receivable	25.6	22.2
Other receivables	34.0	51.4
	1,012.2	834.5
Less allowance for doubtful accounts	(21.8)	(20.4)
	$990.4	$814.1

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At September 30, 2014, the Company had no revenue on contracts which remained undefinitized. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded revenue of $7.5 million, $13.8 million and $7.8 million during fiscal 2014, 2013 and 2012 respectively, related to changes in estimates on

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these contracts. The changes increased net income by $4.7 million, or $0.06 per share, $6.6 million, or $0.07 per share, and $5.0 million, or $0.05 per share, in fiscal 2014, 2013 and 2012, respectively.

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2014	2013
Current receivables	$974.9	$794.3
Long-term receivables	15.5	19.8
	$990.4	$814.1

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2014	2013	2014	2013
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	2.2	—

Receivables on nonaccrual status	1.3	0.6	18.3	20.2
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.7	3.3	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	1.3	—	25.6	22.2
Allowance for doubtful accounts	—	—	(13.6)	(11.0)

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2014, approximately 72% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivable in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivable are applied first to the principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. During fiscal 2014 and 2013, the Company recognized interest income of $0.2 million and $9.9 million, respectively as a result of the receipt of payments from customers on notes receivable that were on nonaccrual status. The Company determines past due or delinquency status based upon the due date of the receivable.

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2014, restructured finance receivables and notes receivables were $0.7 million and $18.3 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2014, 2013 or 2012. The Company restructured a $19.0 million outstanding note receivable in fiscal 2012 through a combination of extended payment terms, commitment by the customer to purchase an agreed upon quantity of equipment over a specified time horizon and a reduced payment obligation if the customer meets the equipment purchase and repayment schedule.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Fiscal Year Ended September 30, 2014
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	—	3.5	(0.4)	3.1
Charge-off of accounts	—	(0.1)	(0.7)	(0.8)
Foreign currency translation	—	(0.8)	(0.1)	(0.9)
Allowance for doubtful accounts at end of year	$—	$13.6	$8.2	$21.8

	Fiscal Year Ended September 30, 2013
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$1.4	$8.0	$8.6	$18.0
Provision for doubtful accounts, net of recoveries	(0.4)	3.0	1.2	3.8
Charge-off of accounts	(1.0)	—	(0.4)	(1.4)
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of year	$—	$11.0	$9.4	$20.4

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Inventories

Inventories consisted of the following (in millions):

		September 30,
		2014	2013
Raw materials		$519.4	$428.4
Partially finished products		230.5	272.4
Finished products		336.4	312.6
Inventories at FIFO cost		1,086.3	1,013.4
Less:	Progress/performance-based payments on U.S. government contracts	(42.5)	(114.9)
	Excess of FIFO cost over LIFO cost	(82.9)	(76.5)
		$960.9	$822.0

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

During fiscal 2014, 2013 and 2012, reductions in FIFO inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO inventory liquidations on fiscal 2014, 2013 and 2012 results was to decrease costs of goods sold by $1.3 million, $0.7 million and $0.3 million, respectively, and increase after-tax earnings from continuing operations by $0.9 million ($0.01 per share), $0.5 million ($0.01 per share) and $0.2 million ($0.00 per share), respectively.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	September 30,
	2014	2013
RiRent (The Netherlands)	$11.2	$11.9
Mezcladoras (Mexico)	9.9	9.0
	$21.1	$20.9

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company’s sales to RiRent were $2.5 million, $7.3 million and $5.0 million in fiscal 2014, 2013 and 2012, respectively. The Company recognizes income on sales to RiRent at the time of shipment in proportion to the outside third-party interest in RiRent and recognizes the remaining income ratably over the estimated useful life of the equipment, which is generally five years. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €3.5 million bank credit facility, the partners of RiRent have committed to maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 97.0% as of September 30, 2014).

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and an unaffiliated third party are joint venture partners in Mezcladoras. Mezcladoras is a manufacturer and distributor of industrial, commercial and agricultural machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $7.1 million, $10.1 million and $5.6 million in fiscal 2014, 2013 and 2012, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. The Company recognized service fees of $0.9 million and $0.3 million in fiscal 2014 and 2012, respectively. The Company received cash dividends of $1.5 million from Mezcladoras in each of fiscal 2014 and 2013.

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

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2014	2013
Land and land improvements	$48.6	$47.8
Buildings	252.0	242.6
Machinery and equipment	624.8	583.1
Equipment on operating lease to others	41.0	19.6
Construction in progress	21.9	—
	988.3	893.1
Less accumulated depreciation	(582.8)	(530.9)
	$405.5	$362.2

Depreciation expense recorded in continuing operations was $65.3 million, $65.3 million and $65.5 million in fiscal 2014, 2013 and 2012, respectively. Included in depreciation expense from continuing operations in fiscal 2014 and 2013 were charges of $1.6 million and $0.5 million, respectively, related to the impairment of long-lived assets. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at September 30, 2014 and 2013 was $32.6 million and $14.0 million, respectively.

8.    Goodwill and Purchased Intangible Assets

During the fourth quarter of fiscal 2014, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2014, the Company used a weighted-average cost of capital, depending on the reporting unit, of 12.5% to 13.5% and a terminal growth rate of 2% to 3%. Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At July 1, 2014, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue to slowly improve. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill. Changes in estimates or the application of alternative assumptions could have produced significantly different results. In fiscal 2013, the Company recorded a non-cash impairment charge related to purchased intangible assets of $9.0 million.

The following table presents changes in goodwill during fiscal 2014 and 2013 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2012	$906.1	$106.1	$21.6	$1,033.8
Foreign currency translation	7.4	—	(0.2)	7.2
Net goodwill at September 30, 2013	913.5	106.1	21.4	1,041.0
Foreign currency translation	(15.3)	—	(0.2)	(15.5)
Net goodwill at September 30, 2014	$898.2	$106.1	$21.2	$1,025.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2014			September 30, 2013
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,830.3	$(932.1)	$898.2	$1,845.6	$(932.1)	$913.5
Fire & Emergency	108.1	(2.0)	106.1	114.3	(8.2)	106.1
Commercial	197.1	(175.9)	21.2	197.3	(175.9)	21.4
	$2,135.5	$(1,110.0)	$1,025.5	$2,157.2	$(1,116.2)	$1,041.0

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2014
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(25.1)	$30.3
Non-compete	10.5	56.4	(56.2)	0.2
Technology-related	11.9	103.9	(75.1)	28.8
Customer relationships	12.7	559.4	(350.8)	208.6
Other	16.6	16.6	(13.8)	2.8
	14.4	791.7	(521.0)	270.7
Non-amortizable trade names		387.2	—	387.2
		$1,178.9	$(521.0)	$657.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2013
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(23.7)	$31.7
Non-compete	10.5	56.4	(56.1)	0.3
Technology-related	11.9	103.9	(66.8)	37.1
Customer relationships	12.7	566.2	(311.1)	255.1
Other	16.6	16.6	(13.3)	3.3
	14.4	798.5	(471.0)	327.5
Non-amortizable trade names		387.2	—	387.2
		$1,185.7	$(471.0)	$714.7

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $29.1 million at September 30, 2014). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

Total amortization expense recorded in continuing operations was $55.3 million, $56.6 million and $57.7 million in fiscal 2014, 2013 and 2012, respectively. The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2014 are as follows: 2015 - $53.9 million; 2016 - $53.5 million; 2017 - $45.8 million; 2018 - $38.1 million and 2019 - $36.7 million.

9.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2014	2013
Rabbi trust, less current portion	$21.6	$18.9
Customer notes receivable	17.0	16.9
Deferred finance costs	17.1	12.9
Deferred income taxes, net	14.6	—
Long-term finance receivables, less current portion	1.6	2.0
Other	30.3	30.1
	102.2	80.8
Less allowance for doubtful notes receivable	(9.8)	(7.3)
	$92.4	$73.5

The rabbi trust (the "Trust") holds investments to fund certain of the Company's obligations under its nonqualified supplemental executive retirement plan ("SERP"). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company's creditors.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred finance costs are amortized using the interest method over the term of the debt. Amortization expense was $6.2 million (including $2.2 million of amortization related to early debt retirement), $4.9 million and $7.0 million (including $2.3 million of amortization related to early debt retirement) in fiscal 2014, 2013 and 2012, respectively.

10.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2014 and 2013.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $44.8 million, $40.2 million and $44.5 million in fiscal 2014, 2013 and 2012, respectively.

Future minimum lease payments due under operating leases at September 30, 2014 were as follows: 2015 - $25.3 million; 2016 - $18.0 million; 2017 - $11.9 million; 2018 - $5.9 million; 2019 - $3.5 million; and thereafter - $2.6 million.

11.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2014	2013
Senior Secured Term Loan	$395.0	$455.0
8¼% Senior notes due March 2017	—	250.0
8½% Senior notes due March 2020	250.0	250.0
5.375% Senior notes due March 2022	250.0	—
	895.0	955.0
Less current maturities	(20.0)	(65.0)
	$875.0	$890.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	20.0	65.0
	$20.0	$65.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement replaced the Company's prior credit agreement that was to mature in October 2015. The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. At September 30, 2014, outstanding letters of credit of $83.3 million reduced available capacity under the Revolving Credit Facility to $516.7 million.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2014, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2014 was 1.65%.

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

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”)) as of the last day of any fiscal quarter of 4.50 to 1.00.

•
Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.00.

•
Senior Secured Leverage Ratio: A maximum senior secured leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated secured indebtedness to the Company’s consolidated EBITDA) of 3.00 to 1.00.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2014.

Additionally, with certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after March 3, 2010 in an aggregate amount not exceeding the sum of:

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the "2017 Senior Notes") and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the "2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the outstanding 2017 Senior Notes at a price of 104.125%. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2014, the Company recognized $10.9 million of expense associated with the Credit Agreement and the 2022 Senior Notes transactions, comprised of call premium, third-party costs and $2.2 million of write-off of unamortized debt issuance costs. Expenses related to the transactions are included in interest expense. Additionally, approximately $10.4 million of debt issuance costs were capitalized to deferred finance costs in connection with the transactions.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2014, the fair value of the 2020 Senior Notes and the 2022 Senior Notes was estimated to be $264 million and $251 million, respectively, and the fair value of the Term Loan approximated book value. See Note 16 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

12.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded in continuing operations were $42.8 million, $57.1 million and $70.4 million in fiscal 2014, 2013 and 2012, respectively.

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013
Balance at beginning of year	$101.3	$95.0
Warranty provisions	45.7	52.8
Settlements made	(52.1)	(53.2)
Changes in liability for pre-existing warranties, net	(2.9)	6.5
Foreign currency translation	(0.8)	0.2
Balance at end of year	$91.2	$101.3

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Changes in the liability for pre-existing warranties during fiscal 2013 primarily related to increased warranty costs in the fire & emergency segment. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, result of operations or cash flows.

13.    Guarantee Arrangements

The Company is party to multiple agreements whereby at September 30, 2014 and 2013 it guaranteed an aggregate of $431.5 million and $365.0 million respectively, in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2014 and 2013 was $114.7 million and $91.8 million, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013
Balance at beginning of year	$4.3	$5.0
Provision for new credit guarantees	2.0	2.7
Settlements made	(0.4)	(0.2)
Changes for pre-existing guarantees, net	0.3	(0.4)
Amortization of previous guarantees	(1.5)	(2.7)
Foreign currency translation	(0.1)	(0.1)
Balance at end of year	$4.6	$4.3

14.    Oshkosh Corporation Shareholders’ Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 10.0 million shares. Subsequent to February 4, 2014, the Company repurchased 5,170,170 shares under this authorization at a cost of $250.5 million. As a result, the Company had 4,829,830 shares of Common Stock remaining under this repurchase authorization as of September 30, 2014. Including shares repurchased under prior authorizations, the Company repurchased 8.3 million shares, 6.1 million shares and 0.5 million shares at a cost of $403.3 million, $201.8 million and $13.3 million during fiscal 2014, 2013 and 2012, respectively. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

15.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB ASC Topic 815, Derivatives and Hedging as follows:

Fair Value Hedging Strategy - The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates.

Cash Flow Hedging Strategy - To protect against an increase in the cost of forecasted purchases of foreign-sourced component parts payable in foreign currency, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases denominated in foreign currency with forward contracts. When the U.S. dollar weakens against the hedged currency exposure, increased foreign currency payments are offset by gains in the value of the forward contracts. Conversely, when the U.S. dollar strengthens against the hedged currency exposure, reduced foreign currency payments are offset by losses in the value of the forward contracts.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $0.7 million. At September 30, 2013, the Company had no forward foreign exchange contracts designated as hedges. Net gains or losses related to hedge ineffectiveness were insignificant for all periods. Ineffectiveness is included in "Miscellaneous, net" in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $135.4 million in notional amounts, including $42.5 million in contracts to sell Euro, $39.3 million in contracts to sell Australian dollars, $15.0 million in contracts to buy Euro and sell U.K. pound sterling and $13.6 million in contracts to buy U.K. pound sterling with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2014		September 30, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$3.4	$0.4	$0.2	$1.9

The pre-tax effects of derivative instruments on the Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2014	2013	2012
Cash flow hedges:
Reclassified from other comprehensive income (effective portion):
Interest rate contracts	Interest expense	$—	$—	$(2.2)

Not designated as hedges:
Foreign exchange contracts	Miscellaneous, net	3.3	(1.8)	(5.3)
		$3.3	$(1.8)	$(7.5)

To manage a portion of the Company's exposure to changes in LIBOR-based interest rates on its variable-rate debt, the Company entered into an amortizing interest rate swap agreement that effectively fixed the interest payments on a portion of the Company's variable-rate debt. The swap, which terminated on December 6, 2011, was designated as a cash flow hedge of three-month LIBOR-based interest payments and, accordingly, derivative gains or losses were reflected as a component of accumulated other comprehensive income (loss) and were amortized to interest expense over the respective lives of the borrowings.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs other than quoted prices in active markets for identical assets or liabilities, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2014 or 2013.

As of September 30, 2014, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$22.3	$—	$—	$22.3
Foreign currency exchange derivatives (b)	—	3.4	—	3.4

Liabilities:
Foreign currency exchange derivatives (b)	—	0.4	—	0.4
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified SERP. The fair values of these investments are estimated using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets and investments in affiliates, (see Note 7 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 8 of the Notes to Consolidated Financial Statements for impairment valuation analysis of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

17.    Stock-Based Compensation

In February 2009, the Company's shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the "2009 Stock Plan") to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a 3-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company's Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. At September 30, 2014, the Company had reserved 7,328,619 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2014 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,988,323	$36.20	3,340,296
Equity compensation plans not approved by security holders	—	—	—
	3,988,323	$36.20	3,340,296

The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense (income) included in the Company’s Consolidated Statements of Income for fiscal 2014, 2013 and 2012 was as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Stock options	$8.1	$9.1	$6.3
Stock awards (shares and units)	12.5	11.5	4.1
Performance share awards	4.4	3.8	8.1
Cash-settled stock appreciation rights	(0.9)	8.1	4.4
Cash-settled restricted stock awards	3.1	6.6	4.2
Total stock-based compensation cost	27.2	39.1	27.1
Income tax benefit recognized for stock-based compensation	(10.0)	(14.4)	(9.9)
	$17.2	$24.7	$17.2

Performance shares awards are valued by a global third-party actuarial firm utilizing a complex Monte Carlo simulation model. In October 2012, the Company, in conjunction with the third party, determined that the performance share valuation calculations performed for fiscal 2007 through 2011 were incorrect. To correct cumulative compensation expense, the Company recorded compensation expense of $4.9 million in fiscal 2012 as an out-of-period adjustment.

Total share-based compensation in fiscal 2013 increased as a result of the impact of a higher share price on cash-settled awards, which are adjusted to fair value at the end of each reporting period. In addition, the reported amounts for fiscal 2014 and 2013 include expenses related to stock-based awards to the Company's Chief Executive Officer, which, for awards of options and restricted stock units, were recorded as a charge to operating income immediately upon grant pursuant to the terms of his awards because he was retirement eligible on the grant date. The Chief Executive Officer declined awards of share-based compensation in the three years prior to the fiscal 2013 grant.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options — A summary of the Company’s stock option activity for the three years ended September 30, 2014 is as follows:

	Fiscal Year Ended September 30,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3,747,094	$33.41	4,678,834	$31.26	4,774,714	$30.72
Granted	505,800	46.98	313,300	47.33	576,400	28.55
Forfeited	(17,206)	37.25	(35,002)	28.91	(151,092)	26.76
Expired	—	—	(73,498)	45.78	(235,081)	39.26
Exercised	(1,545,181)	32.96	(1,136,540)	25.75	(286,107)	12.56
Outstanding, end of year	2,690,507	$36.20	3,747,094	$33.41	4,678,834	$31.26
Exercisable, end of year	1,819,535	$32.71	2,949,103	$33.05	3,620,565	$32.53

Stock options outstanding and exercisable as of September 30, 2014 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.24	476,899	4.0	$15.57	$13.6	470,232	4.0	$15.54	$13.4
$28.73	-	$38.46	949,626	3.6	30.20	13.3	787,774	3.3	30.45	10.8
$39.91	-	$54.63	1,263,982	5.1	48.49	0.3	561,529	3.1	50.26	0.3
			2,690,507	4.4	$36.20	$27.2	1,819,535	3.4	$32.71	$24.5

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2014, 2013 and 2012 was $32.4 million, $15.4 million and $3.3 million, respectively. Net cash proceeds from the exercise of stock options were $50.9 million, $31.4 million and $3.6 million for fiscal 2014, 2013 and 2012, respectively. The actual income tax benefit realized totaled $11.9 million, $5.7 million and $1.2 million for those same periods.

As of September 30, 2014, the Company had $9.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.5 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2014	2013	2012
Assumptions:
Expected term (in years)	5.1	5.2	5.2
Expected volatility	43.23%	66.90%	66.03%
Risk-free interest rate	1.80%	1.65%	0.74%
Expected dividend yield	1.23%	0.00%	0.00%

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The decrease in expected volatility in fiscal 2014 was the result of significant historical volatility associated with the global recession in fiscal 2009 being eliminated from the calculation of expected volatility as it was no longer within the expected term. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date during fiscal 2014. The weighted-average per share grant date fair values for stock option grants during fiscal 2014, 2013 and 2012 were $16.91, $27.13 and $15.95, respectively.

Stock Awards — A summary of the Company’s stock award activity for the three years ended September 30, 2014 is as follows:

	Fiscal Year Ended September 30,
	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	609,871	$35.55	569,282	$26.84	228,615	$23.75
Granted	305,900	47.72	310,300	45.87	514,800	27.37
Forfeited	(42,406)	37.22	(24,700)	27.61	(37,502)	23.04
Vested	(263,496)	35.17	(245,011)	26.68	(136,631)	24.70
End of year	609,869	$41.70	609,871	$35.55	569,282	$26.84

The total fair value of shares vested during fiscal 2014, 2013 and 2012 was $12.5 million, $11.1 million and $3.5 million, respectively. The actual income tax benefit realized totaled $7.9 million, $1.2 million and $0.5 million for those same periods.

As of September 30, 2014, the Company had $15.8 million of unrecognized compensation expense related to stock awards, which will be recognized over a weighted-average period of 2.5 years.

Performance Share Awards — A summary of the Company’s performance share awards activity for the three years ended September 30, 2014 is as follows:

	Fiscal Year Ended September 30,
	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	358,800	$36.90	343,000	$33.43	329,500	$37.38
Granted	52,475	55.17	79,800	54.78	151,500	35.34
Forfeited	(7,492)	40.00	(6,000)	35.84	(42,687)	40.71
Performance adjustments	146,134	28.23	5,800	41.10	(95,313)	46.85
Vested	(292,442)	28.24	(63,800)	41.10	—	—
End of year	257,475	$45.44	358,800	$36.90	343,000	$33.43

Performance share awards generally vest at the end of the third fiscal year following the grant date. Performance shares vest only if the Company’s total shareholder return over the three-year term of the awards compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for performance share awards vesting in the fiscal years ending September 30, 2014 and 2013 were 200% and 110% of target levels, respectively. No performance shares vested in fiscal 2012 because actual total shareholder return performance did not meet the minimum threshold. Of the 292,442 performance share awards that vested during fiscal 2014, 265,000 shares of Common Stock were issued from treasury to the award recipients in October 2014. An income tax benefit is recognized in the year of Common Stock issuance. The Company realized an income tax benefit of $4.7 million and $1.5 million in fiscal 2014 and 2012, respectively, related to the issuance of performance shares. No income tax benefit was realized in fiscal 2013.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, the Company had $7.1 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 2.1 years.

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2014	2013	2012
Assumptions:
Expected term (in years)	3.03	3.04	3.00
Expected volatility	39.75%	43.36%	44.90%
Risk-free interest rate	1.07%	0.82%	0.37%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for performance share awards granted during fiscal 2014, 2013 and 2012 was $55.17, $54.78 and $35.84 per award, respectively.

Cash-Settled Stock Appreciation Rights — In fiscal 2014, 2013 and 2012, the Company granted employees 32,625, 19,900 and 36,400 cash-settled SARs, respectively. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. The total value of SARs exercised during fiscal 2014 and 2013 was $3.6 million and $1.4 million, respectively. No SARs were exercised during fiscal 2012.

As of September 30, 2014, the Company had $0.6 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.4 years.

Cash-Settled Restricted Stock Units — In fiscal 2014, 2013 and 2012, the Company granted employees 17,750, 17,700 and 105,600 cash-settled RSUs, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2014, 2013 and 2012 was $5.8 million, $4.2 million and $2.4 million, respectively.

As of September 30, 2014, the Company had $1.6 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.3 years.

18.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans covering certain employees providing services to Oshkosh, Oshkosh Defense, Airport Products, Oshkosh Commercial and Pierce. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. Effective December 31, 2012, salaried participants in the pension plans no longer receive credit, other than for vesting purposes, for eligible earnings. As a result of the formal decision to freeze the plans benefit accruals, the Company recognized a reduction of its projected benefit obligation of $31.4 million and recorded a curtailment loss of $2.5 million in fiscal 2012. In January 2013, salaried employees became eligible for additional employer contributions to the Company's defined contribution plan (see "401(k) and Defined Contribution Pension Replacement Plans" below).

In connection with staffing reductions in the defense segment as a result of declining sales to the DoD, the Company recorded pension curtailment losses of $6.8 million and $2.8 million during fiscal 2014 and 2013, respectively. Changes related to the ratification of a five-year extension of the defense segment unionized hourly employees' contract increased the benefit obligation by $8.1 million in fiscal 2013. In December 2013, the Pierce pension plan was amended to close participation in the plan for

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new production employees. During fiscal 2014, the Company amended the Oshkosh and Pierce pension plans to offer qualified terminated vested plan participants and/or their beneficiaries the option of an immediate lump sum distribution or monthly annuity during a limited window of time. A settlement charge of $1.4 million was recorded during fiscal 2014 based on the results of the offer, which resulted in accelerated pension benefit payments of $13.5 million in fiscal 2014 from the plan assets.

Supplemental Executive Retirement Plans — The Company maintains defined benefit SERPs for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. Effective December 31, 2012, the Oshkosh SERP was amended to freeze benefits under the plan. The amendment resulted in a net reduction to the benefit obligation under this plan of $2.3 million and a curtailment loss of $0.9 million in fiscal 2012. During fiscal 2013, the Company established the Trust to fund obligations under the Oshkosh SERP. As of September 30, 2014, the Trust held assets of $22.3 million. The Trust assets are subject to claims of the Company's creditors. The Trust assets are included in "Other current assets" and "Other long-term assets" in the accompanying Consolidated Balance Sheets. In January 2013, the affected executive officers became eligible for a new, non-qualified, defined contribution SERP. The Company recognized $1.7 million of expense for liabilities under the defined contribution SERP in both fiscal 2014 and 2013, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans covering Oshkosh Defense, JLG and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

In September 2012, the Oshkosh plan was amended to eliminate postretirement benefits coverage for salaried employees. The effect of the amendment was a reduction in the benefit obligation of $9.2 million as of September 30, 2012. This reduction is being amortized over the expected average remaining years of service of 18 years for participants expected to receive benefits under this plan.

In September 2013, as a result of changes made to active hourly Oshkosh employees' health coverage effective October 2017, the expected cost of coverage under the postretirement benefit plan decreased. The effect of the amendment was a reduction in the benefit obligation of $24.6 million as of September 30, 2013. This reduction is being amortized over the expected average remaining years of service of 18 years for participants expected to receive benefits under this plan. In addition, in connection with staffing reductions in the defense segment, the Company recorded post-employment curtailment gains of $10.0 million and $2.9 million during fiscal 2014 and 2013, respectively.

The changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2014	2013	2014	2013

Accumulated benefit obligation at September 30	$395.4	$344.6	$44.0	$42.5

Change in benefit obligation
Benefit obligation at October 1	$350.0	$377.9	$42.5	$80.4
Service cost	8.1	13.2	2.2	7.3
Interest cost	17.7	16.1	2.0	3.2
Actuarial (gain)/loss	51.7	(52.4)	2.4	(16.3)
Participant contributions	0.2	0.2	0.1	—
Plan amendments	1.1	8.1	—	(24.6)
Curtailments	(2.5)	(4.8)	(3.1)	(5.8)
Benefits paid	(23.1)	(8.4)	(2.1)	(1.7)
Currency translation adjustments	—	0.1	—	—
Benefit obligation at September 30	$403.2	$350.0	$44.0	$42.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Postretirement
	Pension Benefits		Health and Other
	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets at October 1	$308.0	$280.4	$—	$—
Actual return on plan assets	36.2	35.7	—	—
Company contributions	2.5	2.2	2.0	1.7
Participant contributions	0.2	0.2	0.1	—
Expenses paid	(3.2)	(2.2)	—	—
Benefits paid	(23.1)	(8.4)	(2.1)	(1.7)
Currency translation adjustments	—	0.1	—	—
Fair value of plan assets at September 30	$320.6	$308.0	$—	$—
Funded status of plan - underfunded at September 30	$(82.6)	$(42.0)	$(44.0)	$(42.5)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$4.0	$3.1	$—	$—
Accrued benefit liability (current liability)	(1.5)	(1.4)	(2.4)	(2.3)
Accrued benefit liability (long-term liability)	(85.1)	(43.7)	(41.6)	(40.2)
	$(82.6)	$(42.0)	$(44.0)	$(42.5)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial loss	$(42.2)	$(22.8)	$(4.1)	$(4.8)
Prior service cost	(9.9)	(14.7)	12.0	19.3
	$(52.1)	$(37.5)	$7.9	$14.5

Weighted-average assumptions as of September 30
Discount rate	4.52%	5.07%	4.04%	4.76%
Expected return on plan assets	6.25%	6.50%	n/a	n/a

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	2014	2013
Projected benefit obligation	$380.6	$233.4
Accumulated benefit obligation	372.2	232.9
Fair value of plan assets	294.1	193.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost (income) for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost (income)
Service cost	$8.1	$13.2	$20.6	$2.2	$7.3	$7.2
Interest cost	17.7	16.1	16.3	2.0	3.2	3.4
Expected return on plan assets	(19.8)	(17.0)	(15.6)	—	—	—
Amortization of prior service cost	2.0	1.9	2.3	(1.6)	(0.5)	—
Curtailment/settlement	8.2	2.8	3.4	(10.0)	(2.9)	—
Amortization of net actuarial loss	0.6	4.4	7.1	0.2	1.1	1.3
Expenses paid	3.2	2.2	1.8	—	—	—
Net periodic benefit cost (income)	$20.0	$23.6	$35.9	$(7.2)	$8.2	$11.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$32.8	$(75.9)	$(26.0)	$(0.8)	$(22.0)	$2.6
Prior service cost	1.1	8.1	(0.9)	—	(24.6)	—
Amortization of prior service cost	(2.0)	(1.9)	(4.8)	1.6	0.5	—
Curtailment/settlement	(8.2)	(2.8)	(2.3)	10.0	2.9	(9.2)
Amortization of net actuarial loss	(0.6)	(4.4)	(7.1)	(0.2)	(1.1)	(1.3)
	$23.1	$(76.9)	$(41.1)	$10.6	$(44.3)	$(7.9)

Weighted-average assumptions
Discount rate	5.07%	4.24%	4.72%	4.76%	3.95%	4.45%
Expected return on plan assets	6.50%	6.25%	7.00%	n/a	n/a	n/a
Rate of compensation increase	n/a	3.69%	3.78%	n/a	n/a	n/a

Included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet at September 30, 2014 are prior service costs of $1.6 million ($1.0 million net of tax) and unrecognized net actuarial losses of $2.7 million ($1.7 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2015.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 7.5% in fiscal 2014, declining to 5.0% in fiscal 2022. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2014 would increase by $8.9 million and the net periodic postretirement benefit cost for fiscal 2015 would increase by $1.0 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2014 by $6.4 million and the net periodic postretirement benefit cost for fiscal 2015 would decrease by $0.7 million.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, by asset category, were as follows:

	Target %	2014	2013
Asset Category
Fixed income	30% - 40%	31%	34%
Large-cap growth	25% - 35%	33%	31%
Large-cap value	5% - 15%	12%	11%
Mid-cap value	5% - 15%	12%	11%
Small-cap value	5% - 15%	12%	13%
Venture capital	0% - 5%	—%	—%
		100%	100%

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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014:
Common stocks
U.S. companies (a)	$195.6	$4.6	$—	$200.2
International companies (b)	—	15.0	—	15.0
Government and agency bonds (c)	9.6	32.1	—	41.7
Corporate bonds and notes (d)	—	52.4	—	52.4
Money market funds (e)	11.3	—	—	11.3
	$216.5	$104.1	$—	$320.6

September 30, 2013:
Common stocks
U.S. companies (a)	$179.6	$3.7	$—	$183.3
International companies (b)	—	17.6	—	17.6
Government and agency bonds (c)	4.8	35.8	—	40.6
Corporate bonds and notes (d)	—	50.5	—	50.5
Money market funds (e)	16.0	—	—	16.0
	$200.4	$107.6	$—	$308.0
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security "best" price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company does not expect to make a contribution to its pension plans in fiscal 2015.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Postretirement
Fiscal Year Ending	Pension Benefits		Health and
September 30,	Qualified	Non-Qualified	Other
2015	$8.7	$1.5	$2.6
2016	9.7	1.5	3.0
2017	10.8	1.5	3.0
2018	12.2	1.5	3.2
2019	13.4	2.0	3.3
2020-2024	87.8	10.0	17.4

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

As of December 31, 2013, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2014, 2013 or 2012. The Company made contributions to the plan of $1.2 million, $1.1 million and $1.0 million in fiscal 2014, 2013 and 2012, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans covering substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. Beginning in January 2013, the Company also contributes between 3% and 6% of an employee's base pay, depending on age, as part of a new defined contribution pension replacement plan. Amounts expensed for Company matching and discretionary contributions were $31.9 million, $28.3 million and $11.3 million in fiscal 2014, 2013 and 2012, respectively. The increase in defined contribution costs during fiscal 2013 was generally a result of additional Company contributions beginning in January 2013 to offset benefit reductions associated with the curtailment of benefits under the defined benefit pension plans for Oshkosh and Pierce salaried employees.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Income Taxes

Pre-tax income from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Domestic	$373.1	$412.5	$269.1
Foreign	58.8	32.5	40.1
	$431.9	$445.0	$309.2

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Allocated to Income From Continuing Operations Before Equity in Earnings of Unconsolidated Affiliates
Current:
Federal	$118.8	$154.5	$118.9
Foreign	14.7	3.2	3.2
State	11.3	4.4	3.9
Total current	144.8	162.1	126.0
Deferred:
Federal	(8.5)	(30.3)	(60.8)
Foreign	(10.5)	0.8	2.0
State	(0.8)	(0.9)	(2.0)
Total deferred	(19.8)	(30.4)	(60.8)
	$125.0	$131.7	$65.2

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$(12.4)	$44.6	$18.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2014	2013	2012
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.1	0.8	(0.6)
Foreign taxes	(1.4)	(0.3)	2.2
Tax audit settlements	(2.3)	0.3	(3.8)
European tax incentive	—	(0.6)	(1.6)
Valuation allowance	(2.4)	(0.7)	(2.3)
Domestic tax credits	(0.4)	(1.3)	(0.3)
Manufacturing deduction	(2.2)	(3.8)	(3.4)
Other, net	0.6	0.2	(4.1)
	29.0%	29.6%	21.1%

During fiscal 2014, the Company recorded discrete tax benefits of $25.7 million (6.0% of pre-tax income), which included settlement of audits, changes in filing positions taken in prior years, expiration of statute of limitations and future realization of losses previously unbenefited. Included in fiscal 2013 domestic tax credits is $3.2 million (0.7% of pre-tax income) of benefit due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2013. In fiscal 2012, the Company recorded discrete tax benefits of $44.8 million (14.5% of pre-tax income), which included settlement of audits, changes in filing positions taken in prior periods, expiration of statute of limitations and utilization of losses previously unbenefited. Other, net in fiscal 2012 includes $13.1 million of the $44.8 million of discrete tax benefits noted above for adjustments related to deferred taxes and changes to filing positions taken in prior periods.

The Company's valuation allowance on deferred tax assets decreased $26.0 million in fiscal 2014 to $26.1 million at September 30, 2014. Decreases in valuation allowances aggregating $4.3 million fully offset decreases in deferred tax assets related to foreign net operating losses resulting from changes in prior year filing positions of $1.5 million and expiration of foreign statute of limitations of $2.8 million. Decreases in valuation allowance aggregating $7.8 million fully offset decreases in deferred tax assets related to capital losses, resulting from utilization of capital loss carryovers and lapse of the statutory carryover period. Other changes in the valuation allowance included a $1.5 million (0.4% of pre-tax income) increase related to state net operating losses and a $12.1 million (2.8% of pre-tax income) decrease related to a reduction in valuation allowance due to expected future realization of foreign net operating losses and notional interest deduction carryovers based on projections of future income following a tax ruling received in fiscal 2014. The remaining decrease in valuation allowance of $3.3 million relates to currency translation and other.

The Company was party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive expired in July 2013 and provided for a reduction in the Company’s effective income tax rate through allowable deductions that were subject to recapture to the extent that certain conditions were not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. The Company recorded tax deductions under the incentive of €5.9 million and €11.5 million in fiscal 2013 and 2012, respectively, which resulted in additional benefit of $2.6 million (0.6% of pre-tax income) and $5.0 million (1.6% of pre-tax income) in fiscal 2013 and 2012, respectively, and €27.4 million of cumulative net deductions over the life of the agreement.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2014	2013
Deferred tax assets:
Other long-term liabilities	$88.5	$74.0
Losses and credits	53.8	76.0
Accrued warranty	27.9	31.3
Other current liabilities	20.7	26.3
Payroll-related obligations	24.4	21.3
Receivables	7.1	7.8
Other	0.6	—
Gross deferred tax assets	223.0	236.7
Less valuation allowance	(26.1)	(52.1)
Deferred tax assets	196.9	184.6

Deferred tax liabilities:
Intangible assets	193.1	210.0
Property, plant and equipment	35.2	31.4
Inventories	6.8	14.3
Other	5.9	4.3
Deferred tax liabilities	241.0	260.0
	$(44.1)	$(75.4)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2014	2013
Current net deferred tax asset	$66.3	$67.6
Long-term net deferred tax asset	14.6	—
Long-term net deferred tax liability	(125.0)	(143.0)
	$(44.1)	$(75.4)

As of September 30, 2014, the Company had $131.7 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries that are primarily from countries with carryforward periods ranging from seven years to an unlimited period. In addition, the Company had $119.0 million of state net operating loss carryforwards, which are subject to expiration from 2016 to 2034. The Company also had capital loss carryforwards of $10.3 million, which are subject to expiration from 2017 to 2018, and state credit carryforwards of $11.5 million, which are subject to expiration from 2022 to 2029. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards and state credit carryforwards were $36.3 million, $6.3 million, $3.7 million and $7.5 million, respectively, and are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company carried a valuation allowance against foreign deferred tax assets, state deferred tax assets and capital loss carryforwards of $20.5 million, $1.9 million and $3.7 million, respectively, as of September 30, 2014.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be indefinitely reinvested. At September 30, 2014, these earnings amounted to $180.7 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, the Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $32.8 million. As of September 30, 2014, net unrecognized tax benefits, excluding interest and penalties, of $20.9 million would affect the Company’s net income if recognized. As of September 30, 2013, net unrecognized tax benefits, excluding interest and penalties, of $25.9 million would have affected the Company’s net income if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Balance at beginning of year	$37.0	$32.9	$53.3
Additions for tax positions related to current year	7.0	4.9	3.8
Additions for tax positions related to prior years	5.2	2.8	8.7
Reductions for tax positions of prior years	(2.6)	(0.6)	(0.2)
Settlements	(10.1)	(1.4)	(28.3)
Lapse of statute of limitations	(3.0)	(1.6)	(4.4)
Balance at end of year	$33.5	$37.0	$32.9

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recognized $1.5 million, $2.0 million and $(0.8) million related to interest and penalties, respectively. At September 30, 2014 and 2013, the Company had accruals for the payment of interest and penalties of $16.8 million and $16.1 million, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $13.9 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2014, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2010 and 2011. As of September 30, 2014, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2009 - 2014
Belgium	2011 - 2014
Brazil	2008 - 2014
Canada	2010 - 2014
Romania	2010 - 2014
The Netherlands	2009 - 2014
China	2011 - 2014
United States (federal)	2012 - 2014
United States (state and local)	2002 - 2014

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments, Net of Tax	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2011	$(130.7)	$9.5	$(1.4)	$(122.6)
Other comprehensive income (loss) before reclassifications	22.7	(10.6)	—	12.1
Amounts reclassified from accumulated other comprehensive income (loss)	8.4	(0.7)	1.4	9.1
Net current period other comprehensive income (loss)	31.1	(11.3)	1.4	21.2
Balance at September 30, 2012	(99.6)	(1.8)	—	(101.4)
Other comprehensive income (loss) before reclassifications	72.2	10.2	—	82.4
Amounts reclassified from accumulated other comprehensive income (loss)	4.4	—	—	4.4
Net current period other comprehensive income (loss)	76.6	10.2	—	86.8
Balance at September 30, 2013	(23.0)	8.4	—	(14.6)
Other comprehensive income (loss) before reclassifications	(20.8)	(33.4)	—	(54.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	—	(0.4)
Net current period other comprehensive income (loss)	(21.2)	(33.4)	—	(54.6)
Balance at September 30, 2014	$(44.2)	$(25.0)	$—	$(69.2)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 18 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.4)	$(1.4)	$(4.8)
Actuarial losses	(0.8)	(5.5)	(8.4)
Curtailment/settlement	1.8	—	—
Total before tax	0.6	(6.9)	(13.2)
Tax benefit (provision)	(0.2)	2.5	4.8
Net of tax	$0.4	$(4.4)	$(8.4)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Earnings (Loss) Per Share

Prior to September 1, 2013, the Company granted awards of nonvested stock that contained a nonforfeitable right to dividends, if declared. In accordance with FASB ASC Topic 260, Earnings Per Share, these awards are considered to be participating securities and as a result, earnings per share is calculated using the two-class method. The two-class method is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Fiscal Year Ended September 30,
	2014	2013	2012
Income from continuing operations	$309.3	$316.3	$245.2
Income (loss) from discontinued operations	—	1.7	(14.4)
Net income	309.3	318.0	230.8
Earnings allocated to participating securities	(1.2)	(2.0)	(0.6)
Earnings available to common shareholders	$308.1	$316.0	$230.2

Basic EPS:
Weighted-average common shares outstanding	84,123,949	87,726,891	91,330,635

Diluted EPS:
Basic weighted-average common shares outstanding	84,123,949	87,726,891	91,330,635
Dilutive stock options and other equity-based compensation awards	1,540,287	1,466,730	562,508
Participating restricted stock	(206,601)	(240,073)	(84,186)
Diluted weighted-average common shares outstanding	85,457,635	88,953,548	91,808,957

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2014	2013	2012
Stock options	1,082,432	1,295,450	3,549,026

22.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2014 and 2013, the estimated net liabilities for product and general liability claims totaled $39.4 million and $45.6 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $306.9 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $83.3 million at September 30, 2014.

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

At September 30, 2014, approximately 13% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
DoD	$1,603.7	$2,782.1	$3,452.5
Foreign military sales	28.0	4.1	221.2
Total DoD sales	$1,631.7	$2,786.2	$3,673.7

No other customer represented more than 10% of sales for fiscal 2014, 2013 or 2012.

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

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations ("FAR"). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards ("CAS"). The CAS requirements for pension and other postretirement benefit costs differ from amounts recorded under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Under CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. On March 7, 2014, the Company received notification from the U.S. government that the government concluded its review of the Company's proposed adjustment to previously-determined pension costs. The Company recorded revenue of $4.6 million in the defense segment in fiscal 2014 as a result of reaching an agreement with its U.S. government customer regarding this matter.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers. The Company reduced fiscal 2014 net sales and operating income by $8.9 million as a result of reductions in other post-employment benefit eligible costs under historical cost-plus government contracts for periods prior to fiscal 2014.

23.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by management for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:
Access Equipment: This segment consists of JLG and JerrDan. JLG manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JerrDan manufactures and markets towing and recovery equipment in the U.S. and abroad.
Defense: This segment consists of Oshkosh Defense. Oshkosh Defense manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 91.2%, 86.8% and 90.8% of the segment’s sales for the years ended September 30, 2014, 2013 and 2012, respectively.
Fire & Emergency: This segment includes Pierce, Airport Products and Kewaunee. These units manufacture and market commercial and custom fire vehicles, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad.
Commercial: This segment includes McNeilus, CON-E-CO, London, IMT and Oshkosh Commercial. McNeilus, CON-E-CO, London and Oshkosh Commercial manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus and London also manufacture, market and distribute refuse collection vehicles and components. IMT is a manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2014			2013			2012
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,746.0	$—	$1,746.0	$1,483.9	$—	$1,483.9	$1,390.2	$—	$1,390.2
Telehandlers	1,157.2	—	1,157.2	1,106.0	—	1,106.0	892.3	—	892.3
Other	603.3	—	603.3	530.8	0.1	530.9	511.9	125.1	637.0
Total access equipment	3,506.5	—	3,506.5	3,120.7	0.1	3,120.8	2,794.4	125.1	2,919.5

Defense	1,724.2	0.3	1,724.5	3,047.0	2.7	3,049.7	3,947.5	3.0	3,950.5

Fire & emergency	719.1	37.4	756.5	751.0	41.4	792.4	729.6	39.0	768.6

Commercial
Concrete placement	428.2	—	428.2	349.5	—	349.5	231.9	—	231.9
Refuse collection	309.1	—	309.1	295.1	—	295.1	336.8	—	336.8
Other	121.1	7.5	128.6	101.8	20.5	122.3	100.9	27.4	128.3
Total commercial	858.4	7.5	865.9	746.4	20.5	766.9	669.6	27.4	697.0
Intersegment eliminations	—	(45.2)	(45.2)	—	(64.7)	(64.7)	—	(194.5)	(194.5)
Consolidated	$6,808.2	$—	$6,808.2	$7,665.1	$—	$7,665.1	$8,141.1	$—	$8,141.1

	Fiscal Year Ended September 30,
	2014	2013	2012
Operating income (loss) from continuing operations:
Access equipment (a)	$501.1	$379.6	$229.2
Defense (b)	76.4	224.9	236.5
Fire & emergency	26.6	23.8	8.8
Commercial (c)	53.9	41.3	32.1
Corporate (d)	(154.7)	(163.9)	(119.1)
Intersegment eliminations	—	—	0.2
Consolidated	503.3	505.7	387.7
Interest expense net of interest income (e)	(69.4)	(54.6)	(73.3)
Miscellaneous other expense	(2.0)	(6.1)	(5.2)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$431.9	$445.0	$309.2
_________________________

(a)	Fiscal 2013 results include a non-cash long-lived intangible asset impairment charge of $9.0 million.

(b)	Fiscal 2014 results include non-cash long-lived asset impairment charges of $1.6 million and a $1.8 million net gain on pension and other post-employment benefit curtailment and settlement charges.

(c)	Fiscal 2013 results include non-cash long-lived asset impairment charges of $0.5 million.

(d)	Includes costs related to a tender offer and proxy context of $16.3 million in fiscal 2013 and $6.6 million in fiscal 2012, respectively.

(e)	Fiscal 2014 results include $10.9 million in debt extinguishment costs. Fiscal 2013 results include $9.9 million of interest income received on a customer note which was on non-accrual status.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2014	2013	2012
Depreciation and amortization:
Access equipment	$74.6	$72.5	$71.5
Defense	16.1	18.9	19.3
Fire & emergency (a)	12.2	12.2	13.5
Commercial	11.3	13.9	15.0
Corporate (b)	12.6	9.3	11.6
Consolidated	$126.8	$126.8	$130.9

Capital expenditures:
Access equipment (c)	$52.5	$32.5	$28.3
Defense	7.8	5.4	16.0
Fire & emergency	5.5	6.3	7.3
Commercial (c)	20.4	6.9	4.8
Corporate	38.7	8.8	7.9
Consolidated	$124.9	$59.9	$64.3
_________________________

(a)	Includes $0.6 million in fiscal 2012 related to discontinued operations.

(b)	Includes $2.2 million and $2.3 million in fiscal 2014 and 2012, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(c)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

	September 30,
	2014	2013	2012
Identifiable assets:
Access equipment:
U.S.	$1,937.0	$1,673.7	$1,754.6
Europe (a)	727.5	709.0	684.2
Rest of the world	251.4	227.6	283.1
Total access equipment	2,915.9	2,610.3	2,721.9
Defense - U.S.	275.1	370.4	684.5
Fire & emergency - U.S.	527.0	537.1	534.0
Commercial:
U.S.	394.5	327.4	304.5
Rest of the world (a)	35.5	32.6	37.0
Total commercial	430.0	360.0	341.5
Corporate:
U.S. (b)	398.0	878.0	658.1
Rest of the world	40.7	9.9	7.8
Total corporate	438.7	887.9	665.9
Consolidated	$4,586.7	$4,765.7	$4,947.8
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2014	2013	2012
Net sales:
United States	$5,247.7	$6,034.5	$6,357.2
Other North America	351.2	235.2	248.3
Europe, Africa and the Middle East	672.3	898.7	974.9
Rest of the world	537.0	496.7	560.7
Consolidated	$6,808.2	$7,665.1	$8,141.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

The 2020 Senior Notes and the 2022 Senior Notes are jointly, severally, fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s 100% owned existing and future subsidiaries that from time to time guarantee obligations under the Credit Agreement, with certain exceptions (the “Guarantors”).

On June 30, 2014, the Company completed a holding company reorganization pursuant to which Oshkosh became the parent holding company for the Company's entire group of businesses, including the Company's defense business, which prior to the reorganization, Oshkosh operated directly. As part of the reorganization, Oshkosh formed a new, wholly-owned subsidiary, Oshkosh Defense, LLC, and Oshkosh Defense, LLC succeeded to the Company's defense business. As a result, Oshkosh Defense, LLC became a Guarantor of Oshkosh's obligations under the Credit Agreement, as well as the 2020 Senior Notes and the 2022 Senior Notes. Historical information has been retroactively reclassified to reflect Oshkosh Defense, LLC as a Guarantor for all periods presented.

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,838.2	$1,057.6	$(87.6)	$6,808.2
Cost of sales	3.3	4,898.9	810.6	(87.3)	5,625.5
Gross income (loss)	(3.3)	939.3	247.0	(0.3)	1,182.7
Selling, general and administrative expenses	138.0	378.5	107.6	—	624.1
Amortization of purchased intangibles	—	39.9	15.4	—	55.3
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	(141.3)	520.9	124.0	(0.3)	503.3
Interest expense	(246.3)	(49.4)	(3.2)	227.5	(71.4)
Interest income	3.0	60.3	166.2	(227.5)	2.0
Miscellaneous, net	46.9	(184.6)	135.7	—	(2.0)
Income (loss) from continuing operations before income taxes	(337.7)	347.2	422.7	(0.3)	431.9
Provision for (benefit from) income taxes	(109.0)	113.7	120.4	(0.1)	125.0
Income (loss) from continuing operations before equity in earnings of affiliates	(228.7)	233.5	302.3	(0.2)	306.9
Equity in earnings of consolidated subsidiaries	538.0	159.3	188.3	(885.6)	—
Equity in earnings of unconsolidated affiliates	—	—	2.4	—	2.4
Income from continuing operations	309.3	392.8	493.0	(885.8)	309.3
Discontinued operations, net of tax	—	—	—	—	—
Net income	309.3	392.8	493.0	(885.8)	309.3
Other comprehensive income (loss), net of tax	(54.6)	(22.2)	(29.8)	52.0	(54.6)
Comprehensive income	$254.7	$370.6	$463.2	$(833.8)	$254.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$6,857.4	$923.7	$(116.0)	$7,665.1
Cost of sales	3.2	5,850.7	735.6	(116.2)	6,473.3
Gross income (loss)	(3.2)	1,006.7	188.1	0.2	1,191.8
Selling, general and administrative expenses	148.3	407.1	65.1	—	620.5
Amortization of purchased intangibles	—	40.0	16.6	—	56.6
Intangible asset impairment charge	—	—	9.0	—	9.0
Operating income (loss)	(151.5)	559.6	97.4	0.2	505.7
Interest expense	(217.9)	(55.2)	(3.7)	210.8	(66.0)
Interest income	2.9	55.4	163.9	(210.8)	11.4
Miscellaneous, net	44.5	(147.3)	96.7	—	(6.1)
Income (loss) from continuing operations before income taxes	(322.0)	412.5	354.3	0.2	445.0
Provision for (benefit from) income taxes	(99.9)	130.4	101.1	0.1	131.7
Income (loss) from continuing operations before equity in earnings of affiliates	(222.1)	282.1	253.2	0.1	313.3
Equity in earnings of consolidated subsidiaries	540.1	125.7	132.2	(798.0)	—
Equity in earnings of unconsolidated affiliates	—	—	3.0	—	3.0
Income from continuing operations	318.0	407.8	388.4	(797.9)	316.3
Discontinued operations, net of tax	—	1.7	—	—	1.7
Net income	318.0	409.5	388.4	(797.9)	318.0
Other comprehensive income (loss), net of tax	86.8	34.2	14.3	(48.5)	86.8
Comprehensive income	$404.8	$443.7	$402.7	$(846.4)	$404.8

Condensed Consolidating Statement of Income
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$7,344.6	$921.3	$(124.8)	$8,141.1
Cost of sales	0.8	6,474.8	783.4	(124.8)	7,134.2
Gross income (loss)	(0.8)	869.8	137.9	—	1,006.9
Selling, general and administrative expenses	108.0	420.4	33.1	—	561.5
Amortization of purchased intangibles	—	40.1	17.6	—	57.7
Intangible asset impairment charge	—	—	—	—	—
Operating income (loss)	(108.8)	409.3	87.2	—	387.7
Interest expense	(197.4)	(74.7)	(3.9)	200.8	(75.2)
Interest income	2.3	28.1	172.3	(200.8)	1.9
Miscellaneous, net	19.1	(102.6)	78.3	—	(5.2)
Income (loss) from continuing operations before income taxes	(284.8)	260.1	333.9	—	309.2
Provision for (benefit from) income taxes	(57.4)	55.4	67.2	—	65.2
Income (loss) from continuing operations before equity in earnings (losses) of affiliates	(227.4)	204.7	266.7	—	244.0
Equity in earnings of consolidated subsidiaries	452.1	110.0	32.1	(594.2)	—
Equity in earnings (losses) of unconsolidated affiliates	—	(0.4)	2.7	—	2.3
Income from continuing operations	224.7	314.3	301.5	(594.2)	246.3
Discontinued operations, net of tax	6.1	(24.6)	4.1	—	(14.4)
Net income	230.8	289.7	305.6	(594.2)	231.9
Net income attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Net income attributable to Oshkosh Corporation	$230.8	$289.7	$304.5	$(594.2)	$230.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$230.8	$289.7	$305.6	$(594.2)	$231.9
Other comprehensive income (loss), net of tax	21.2	8.4	(13.2)	4.8	21.2
Comprehensive income	252.0	298.1	292.4	(589.4)	253.1
Comprehensive income attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)
Comprehensive income attributable to Oshkosh Corporation	$252.0	$298.1	$291.3	$(589.4)	$252.0

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$281.8	$4.7	$27.3	$—	$313.8
Receivables, net	35.3	756.4	233.7	(50.5)	974.9
Inventories, net	—	624.3	337.7	(1.1)	960.9
Other current assets	32.2	78.0	24.1	0.4	134.7
Total current assets	349.3	1,463.4	622.8	(51.2)	2,384.3
Investment in consolidated subsidiaries	5,375.8	1,009.3	(337.1)	(6,048.0)	—
Intercompany receivables	46.2	1,027.2	4,187.2	(5,260.6)	—
Intangible assets, net	—	1,028.3	655.1	—	1,683.4
Other long-term assets	109.3	224.1	185.6	—	519.0
Total assets	$5,880.6	$4,752.3	$5,313.6	$(11,359.8)	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14.4	$485.1	$137.7	$(50.5)	$586.7
Customer advances	—	308.1	2.0	—	310.1
Other current liabilities	110.5	210.6	94.4	(0.7)	414.8
Total current liabilities	124.9	1,003.8	234.1	(51.2)	1,311.6
Long-term debt, less current maturities	875.0	—	—	—	875.0
Intercompany payables	2,815.9	2,398.5	46.2	(5,260.6)	—
Other long-term liabilities	79.8	190.0	145.3	—	415.1
Total shareholders’ equity	1,985.0	1,160.0	4,888.0	(6,048.0)	1,985.0
Total liabilities and shareholders' equity	$5,880.6	$4,752.3	$5,313.6	$(11,359.8)	$4,586.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$711.7	$2.7	$19.1	$—	$733.5
Receivables, net	23.5	627.6	180.8	(37.6)	794.3
Inventories, net	—	586.6	236.5	(1.1)	822.0
Other current assets	112.4	70.4	20.5	0.3	203.6
Total current assets	847.6	1,287.3	456.9	(38.4)	2,553.4
Investment in consolidated subsidiaries	4,932.0	840.0	(553.4)	(5,218.6)	—
Intercompany receivables	32.7	1,028.2	4,067.0	(5,127.9)	—
Intangible assets, net	—	1,069.8	685.9	—	1,755.7
Other long-term assets	82.3	239.4	134.9	—	456.6
Total assets	$5,894.6	$4,464.7	$4,791.3	$(10,384.9)	$4,765.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16.5	$454.4	$90.9	$(30.1)	$531.7
Customer advances	—	291.1	3.3	—	294.4
Other current liabilities	139.6	321.9	101.4	(8.3)	554.6
Total current liabilities	156.1	1,067.4	195.6	(38.4)	1,380.7
Long-term debt, less current maturities	890.0	—	—	—	890.0
Intercompany payables	2,669.0	2,424.5	34.4	(5,127.9)	—
Other long-term liabilities	71.7	175.9	139.6	—	387.2
Total shareholders’ equity	2,107.8	796.9	4,421.7	(5,218.6)	2,107.8
Total liabilities and shareholders' equity	$5,894.6	$4,464.7	$4,791.3	$(10,384.9)	$4,765.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(98.6)	$73.2	$195.8	$—	$170.4

Investing activities:
Additions to property, plant and equipment	(33.4)	(27.4)	(31.4)	—	(92.2)
Additions to equipment held for rental	—	—	(32.7)	—	(32.7)
Contributions to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Proceeds from sale of equipment held for rental	—	—	12.8	—	12.8
Intercompany investing	(16.2)	(17.6)	(153.6)	187.4	—
Other investing activities	(1.0)	—	0.1	—	(0.9)
Net cash provided (used) by investing activities	(52.5)	(44.9)	(204.8)	187.4	(114.8)

Financing activities:
Repurchases of Common Stock	(403.3)	—	—	—	(403.3)
Repayment of long-term debt	(710.0)	—	—	—	(710.0)
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Debt issuance costs	(19.1)	—	—	—	(19.1)
Proceeds from exercise of stock options	50.9	—	—	—	50.9
Dividends paid	(50.7)	—	—	—	(50.7)
Excess tax benefit from stock-based compensation	6.2	—	—	—	6.2
Intercompany financing	197.2	(26.0)	16.2	(187.4)	—
Net cash provided (used) by financing activities	(278.8)	(26.0)	16.2	(187.4)	(476.0)

Effect of exchange rate changes on cash	—	(0.3)	1.0	—	0.7
Increase (decrease) in cash and cash equivalents	(429.9)	2.0	8.2	—	(419.7)
Cash and cash equivalents at beginning of year	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of year	$281.8	$4.7	$27.3	$—	$313.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(181.4)	$306.1	$313.3	$—	$438.0

Investing activities:
Additions to property, plant and equipment	(8.2)	(26.0)	(11.8)	—	(46.0)
Additions to equipment held for rental	—	—	(13.9)	—	(13.9)
Contributions to rabbi trust	(19.4)	—	—	—	(19.4)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	0.1
Proceeds from sale of equipment held for rental	—	—	7.5	—	7.5
Intercompany investing	(2.2)	(256.8)	(288.0)	547.0	—
Other investing activities	—	0.3	(3.4)	—	(3.1)
Net cash provided (used) by investing activities	(29.8)	(282.5)	(309.5)	547.0	(74.8)

Financing activities:
Repurchases of Common Stock	(201.8)	—	—	—	(201.8)
Proceeds from exercise of stock options	31.4	—	—	—	31.4
Excess tax benefit from stock-based compensation	0.4	—	—	—	0.4
Intercompany financing	592.9	(26.0)	(19.9)	(547.0)	—
Net cash provided (used) by financing activities	422.9	(26.0)	(19.9)	(547.0)	(170.0)

Effect of exchange rate changes on cash	—	(0.4)	—	—	(0.4)
Increase (decrease) in cash and cash equivalents	211.7	(2.8)	(16.1)	—	192.8
Cash and cash equivalents at beginning of year	500.0	5.5	35.2	—	540.7
Cash and cash equivalents at end of year	$711.7	$2.7	$19.1	$—	$733.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2012

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(253.9)	$232.7	$289.5	$—	$268.3

Investing activities:
Additions to property, plant and equipment	(7.9)	(39.3)	(8.7)	—	(55.9)
Additions to equipment held for rental	—	—	(8.4)	—	(8.4)
Proceeds from sale of property, plant and equipment	—	7.5	0.1	—	7.6
Proceeds from sale of equipment held for rental	—	0.2	3.5	—	3.7
Proceeds from sale of equity method investments	—	—	8.7	—	8.7
Intercompany investing	(0.8)	(189.5)	(288.3)	478.6	—
Other investing activities	—	5.9	(3.4)	—	2.5
Net cash provided (used) by investing activities	(8.7)	(215.2)	(296.5)	478.6	(41.8)

Financing activities:
Repurchases of Common Stock	(13.3)	—	—	—	(13.3)
Repayment of long-term debt	(105.0)	(0.1)	—	—	(105.1)
Debt issuance costs	(3.1)	—	—	—	(3.1)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Excess tax benefit from stock-based compensation	0.4	—	—	—	0.4
Intercompany financing	503.7	(26.0)	0.9	(478.6)	—
Other financing activities	—	—	0.2	—	0.2
Net cash provided (used) by financing activities	386.3	(26.1)	1.1	(478.6)	(117.3)

Effect of exchange rate changes on cash	—	0.6	2.4	—	3.0
Increase (decrease) in cash and cash equivalents	123.7	(8.0)	(3.5)	—	112.2
Cash and cash equivalents at beginning of year	376.3	13.5	38.7	—	428.5
Cash and cash equivalents at end of year	$500.0	$5.5	$35.2	$—	$540.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2014
	4th Quarter (a)	3rd Quarter (b)	2nd Quarter (c)	1st Quarter
Net sales	$1,667.7	$1,932.4	$1,677.9	$1,530.2
Gross income	289.5	346.9	291.2	255.1
Operating income	113.1	174.3	119.4	96.5
Net income	77.8	105.1	71.5	54.9

Net income from continuing operations	$77.8	$105.1	$71.5	$54.9
Less: net earnings allocated to participating securities	(0.3)	(0.4)	(0.3)	(0.2)
Net income from continuing operations available to Oshkosh Corporation common shareholders	$77.5	$104.7	$71.2	$54.7

Net income from discontinued operations	$—	$—	$—	$—

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.94	$1.24	$0.84	$0.64
From discontinued operations	—	—	—	—
	$0.94	$1.24	$0.84	$0.64

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.93	$1.22	$0.83	$0.63
From discontinued operations	—	—	—	—
	$0.93	$1.22	$0.83	$0.63

Common Stock per share dividends	$0.15	$0.15	$0.15	$0.15
_________________________

(a)
The fourth quarter of fiscal 2014 was impacted by a combined $3.8 million ($2.4 million after-tax) pension curtailment and settlement charge in the defense segment (See Note 18 of the Notes to Consolidated Financial Statements).

(b)
The third quarter of fiscal 2014 was impacted by a $8.9 million ($5.6 million after-tax) contract pricing adjustment resulting from a reduction in other post-employment benefit eligible costs under historical cost-plus government contracts (See Note 22 of the Notes to Consolidated Financial Statements) and a $9.7 million ($6.2 million after-tax) pension curtailment benefit in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 18 of the Notes to Consolidated Financial Statements).

(c)
The second quarter of fiscal 2014 was impacted by a $4.1 million ($2.6 million after-tax) pension curtailment charge in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 18 of the Notes to Consolidated Financial Statements).

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2013
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter (b)
Net sales	$1,726.5	$2,204.4	$1,984.4	$1,749.8
Gross income	256.9	385.5	303.4	246.0
Operating income	65.2	225.6	134.6	80.3
Net income	36.3	148.7	86.5	46.5

Net income from continuing operations	$35.7	$148.4	$85.9	$46.3
Less: net earnings allocated to participating securities	(0.2)	(0.9)	(0.5)	(0.3)
Net income from continuing operations available to Oshkosh Corporation common shareholders	$35.5	$147.5	$85.4	$46.0

Net income from discontinued operations	$0.6	$0.3	$0.6	$0.2

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-basic:
From continuing operations	$0.41	$1.69	$0.98	$0.51
From discontinued operations	0.01	—	0.01	—
	$0.42	$1.69	$0.99	$0.51

Earnings (loss) per share attributable to Oshkosh
Corporation common shareholders-diluted:
From continuing operations	$0.40	$1.67	$0.96	$0.51
From discontinued operations	0.01	—	0.01	—
	$0.41	$1.67	$0.97	$0.51

Common Stock per share dividends	$—	$—	$—	$—
_________________________

(a)
The fourth quarter of fiscal 2013 was impacted by a $9.0 million ($5.5 million after-tax) non-cash intangible asset impairment charge (See Note 8 of the Notes to Consolidated Financial Statements) and charges of $3.8 million ($2.4 million after-tax) related to the ratification of a five years union contract extension in the defense segment.

(b)
The first quarter of fiscal 2013 was impacted by $16.3 million ($10.4 million after-tax) of costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2014, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — Board Recommendation,” “Governance of the Company — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,988,323	$36.20	3,340,296
Equity compensation plans not approved by security holders	—	—	—
	3,988,323	$36.20	3,340,296
_________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended and restated, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2014, are contained in Item 8:

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

OSHKOSH CORPORATION

November 13, 2014	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 13, 2014	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2014	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 13, 2014	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 13, 2014	By	/S/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 13, 2014	By	/S/ Peter B. Hamilton
Peter B. Hamilton, Director

November 13, 2014	By	/S/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 13, 2014	By	/S/ Leslie F. Kenne
Leslie F. Kenne, Director

November 13, 2014	By	/S/ Stephen D. Newlin
Stephen D. Newlin, Director

November 13, 2014	By	/S/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 13, 2014	By	/S/ Duncan J. Palmer
Duncan J. Palmer, Director

November 13, 2014	By	/S/ John S. Shiely
John S. Shiely, Director

November 13, 2014	By	/S/ Richard G. Sim
Richard G. Sim, Director

November 13, 2014	By	/S/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2014, 2013 and 2012
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2012	$29.5	$(2.3)	$(9.2)	$18.0

2013	$18.0	$3.8	$(1.4)	$20.4

2014	$20.4	$3.1	$(1.7)	$21.8
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH CORPORATION
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

2.1
Plan of Merger, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation and Oshkosh Defense, LLC (incorporated by reference to the Exhibit 2.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.1	Articles of Incorporation of Oshkosh Corporation (incorporated by reference to the Exhibit 3.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.2	By-Laws of Oshkosh Corporation (incorporated by reference to the Exhibit 3.2 the Company’s Current Report on Form 8‑K dated June 30, 2014 (File No. 1-31371)).

4.1
Amended and Restated Credit Agreement, dated March 21, 2014, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 21, 2014 (File No. 1-31371)).

4.2
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

4.6
Indenture, dated February 21, 2014, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.7
First Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.3 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan J. Blankfield, Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Gregory L. Fredericksen, Janet L. Hogan, James W. Johnson, Wilson R. Jones, Marek W. May, Bradley M. Nelson, Frank R. Nerenhausen, Gary W. Schmiedel and John M. Urias (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of R. Scott Grennier, Thomas J. Polnaszek and Mark M. Radue (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.5
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.7
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.8
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted prior to September 19, 2005 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-114939)).*

10.9
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.10
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.11
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.12
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.13
Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.14
Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.15
Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.16
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.17
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.18
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.19
Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.20
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.21
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.22
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.23
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.24
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.25
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.26
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.27
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.28
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.29
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

10.30
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.31
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.32
Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

11	Computation of per share earnings (contained in Note 21 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2014).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2014.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2014.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2014.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2014.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.