Form 10-Q
period 2014-12-31
OSHKOSH CORP
filed 2015-01-27
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of January 20, 2015, 78,140,407 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2014	2013
Net sales	$1,353.3	$1,530.2
Cost of sales	1,123.6	1,275.1
Gross income	229.7	255.1

Operating expenses:
Selling, general and administrative	150.5	144.7
Amortization of purchased intangibles	13.5	13.9
Total operating expenses	164.0	158.6
Operating income	65.7	96.5

Other income (expense):
Interest expense	(14.4)	(16.2)
Interest income	0.8	0.5
Miscellaneous, net	(1.3)	(1.7)
Income before income taxes and equity in earnings of unconsolidated affiliates	50.8	79.1
Provision for income taxes	16.2	24.7
Income before equity in earnings of unconsolidated affiliates	34.6	54.4
Equity in earnings of unconsolidated affiliates	0.1	0.5
Net income	$34.7	$54.9

Earnings per share attributable to common shareholders:
Basic	$0.44	$0.64
Diluted	0.43	0.63

Cash dividends declared per share on Common Stock	$0.17	$0.15

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended December 31,
	2014	2013
Net income	$34.7	$54.9
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(0.2)	0.2
Currency translation adjustments	(22.9)	3.7
Total other comprehensive income (loss), net of tax	(23.1)	3.9
Comprehensive income	$11.6	$58.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$111.0	$313.8
Receivables, net	799.5	974.9
Inventories, net	1,114.5	960.9
Deferred income taxes, net	66.8	66.3
Prepaid income taxes	24.4	22.7
Other current assets	43.7	45.7
Total current assets	2,159.9	2,384.3
Investment in unconsolidated affiliates	18.8	21.1
Property, plant and equipment, net	437.5	405.5
Goodwill	1,015.6	1,025.5
Purchased intangible assets, net	643.6	657.9
Other long-term assets	89.3	92.4
Total assets	$4,364.7	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$20.0	$20.0
Accounts payable	455.5	586.7
Customer advances	340.9	310.1
Payroll-related obligations	100.6	147.2
Accrued warranty	83.6	91.2
Other current liabilities	180.3	156.4
Total current liabilities	1,180.9	1,311.6
Long-term debt, less current maturities	870.0	875.0
Deferred income taxes, net	123.7	125.0
Other long-term liabilities	288.4	290.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	759.5	758.0
Retained earnings	1,861.4	1,840.1
Accumulated other comprehensive loss	(92.3)	(69.2)
Common Stock in treasury, at cost (13,968,319 and 12,256,103 shares, respectively)	(627.8)	(544.8)
Total shareholders’ equity	1,901.7	1,985.0
Total liabilities and shareholders' equity	$4,364.7	$4,586.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	54.9	—	—	54.9
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.2	—	0.2
Currency translation adjustments, net	—	—	—	3.7	—	3.7
Cash dividends ($0.15 per share)	—	—	(12.8)	—	—	(12.8)
Repurchases of common stock	—	—	—	—	(145.5)	(145.5)
Exercise of stock options	—	(2.8)	—	—	18.9	16.1
Stock-based compensation expense	—	4.9	—	—	—	4.9
Excess tax benefit from stock-based compensation	—	5.0	—	—	—	5.0
Payment of earned performance shares	—	(1.9)	—	—	1.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.5)	(1.5)
Other	—	—	—	—	—	—
Balance at December 31, 2013	$0.9	$730.8	$1,623.6	$(10.7)	$(311.8)	$2,032.8

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	34.7	—	—	34.7
Employee pension and postretirement benefits, net of tax of $(0.1)	—	—	—	(0.2)	—	(0.2)
Currency translation adjustments, net	—	—	—	(22.9)	—	(22.9)
Cash dividends ($0.17 per share)	—	—	(13.4)	—	—	(13.4)
Repurchases of common stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	(0.2)	—	—	2.4	2.2
Stock-based compensation expense	—	5.0	—	—	—	5.0
Excess tax benefit from stock-based compensation	—	4.0	—	—	—	4.0
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.7)	(4.7)
Other	—	0.1	—	—	—	0.1
Balance at December 31, 2014	$0.9	$759.5	$1,861.4	$(92.3)	$(627.8)	$1,901.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Three Months Ended December 31,
	2014	2013
Operating activities:
Net income	$34.7	$54.9
Depreciation and amortization	30.5	30.8
Stock-based compensation expense	5.0	4.9
Deferred income taxes	(0.2)	(2.8)
Dividends from unconsolidated affiliates	2.8	—
Other non-cash adjustments	1.5	(0.4)
Changes in operating assets and liabilities	(126.6)	(82.7)
Net cash provided (used) by operating activities	(52.3)	4.7

Investing activities:
Additions to property, plant and equipment	(39.0)	(14.3)
Additions to equipment held for rental	(13.2)	(9.5)
Contribution to rabbi trust	—	(1.9)
Proceeds from sale of equipment held for rental	2.6	0.3
Other investing activities	(0.6)	(0.3)
Net cash used by investing activities	(50.2)	(25.7)

Financing activities:
Repurchases of Common Stock	(88.1)	(145.5)
Repayment of long-term debt	(5.0)	(16.2)
Proceeds from exercise of stock options	2.2	16.1
Dividends paid	(13.4)	(12.8)
Excess tax benefit from stock-based compensation	4.0	4.9
Net cash used by financing activities	(100.3)	(153.5)

Effect of exchange rate changes on cash	—	(0.3)
Decrease in cash and cash equivalents	(202.8)	(174.8)
Cash and cash equivalents at beginning of period	313.8	733.5
Cash and cash equivalents at end of period	$111.0	$558.7

Supplemental disclosures:
Cash paid for interest	$4.5	$4.4
Cash paid for income taxes	10.2	9.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2014. The interim results are not necessarily indicative of results for the full year. "Oshkosh" refers to Oshkosh Corporation not including its subsidiaries and "the Company" refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2014 financial statements to conform to the fiscal 2015 presentation.

2.    New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby discontinued operations are limited to disposals that represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2014	2014
U.S. government:
Amounts billed	$57.8	$80.4
Costs and profits not billed	16.5	21.3
	74.3	101.7
Other trade receivables	699.4	848.9
Finance receivables	1.8	2.0
Notes receivable	21.8	25.6
Other receivables	37.6	34.0
	834.9	1,012.2
Less allowance for doubtful accounts	(21.2)	(21.8)
	$813.7	$990.4

Costs and profits not billed include undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. During the three months ended December 31, 2013, the Company recorded revenue in the access equipment segment of $7.5 million related to changes in estimates on undefinitized contracts. The change increased net income by $4.7 million, or $0.05 per share, for the three months ended December 31, 2013.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2014	2014
Current receivables	$799.5	$974.9
Long-term receivables	14.2	15.5
	$813.7	$990.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	2.2

Receivables on nonaccrual status	1.3	1.3	20.5	18.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.5	0.7	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	1.3	1.3	21.8	25.6
Allowance for doubtful accounts	—	—	(13.1)	(13.6)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2014, approximately 79% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2014, restructured finance and notes receivables were $0.6 million and $17.6 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2014 and 2013, respectively. The Company agreed to restructure a note receivable with a customer during the three months ended December 31, 2014. Under the terms of the restructured note, the maturity date was changed from June 30, 2017 to December 31, 2019. The restructured note requires the customer to make semi-annual payments of principal and interest with a balloon payment due at maturity, consistent with the previous note. At December 31, 2014, the outstanding balance of the restructured note, net of reserves, was $4.0 million.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2014
	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$13.6	$8.2	$21.8
Provision for doubtful accounts, net of recoveries	—	—	(0.2)	(0.2)
Charge-off of accounts	—	—	0.1	0.1
Foreign currency translation	—	(0.5)	—	(0.5)
Allowance for doubtful accounts at end of period	$—	$13.1	$8.1	$21.2

	Three Months Ended December 31, 2013
	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	0.1	—	—	0.1
Charge-off of accounts	—	—	—	—
Foreign currency translation	—	—	—	—
Allowance for doubtful accounts at end of period	$0.1	$11.0	$9.4	$20.5

4.    Inventories

Inventories consisted of the following (in millions):

		December 31,	September 30,
		2014	2014
Raw materials		$517.3	$519.4
Partially finished products		260.7	230.5
Finished products		448.8	336.4
Inventories at FIFO cost		1,226.8	1,086.3
Less:	Progress/performance-based payments on U.S. government contracts	(31.0)	(42.5)
	Excess of FIFO cost over LIFO cost	(81.3)	(82.9)
		$1,114.5	$960.9

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	December 31,	September 30,
	2014	2014
Mezcladoras (Mexico)	$10.9	$9.9
RiRent (The Netherlands)	7.9	11.2
	$18.8	$21.1

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. ("Mezcladoras"). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $4.5 million and $2.3 million during the three months ended December 31, 2014 and 2013, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. For the three months ended December 31, 2014 and 2013, the Company recognized service fees of $0.3 million and $0.2 million, respectively.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. The last sale of new equipment to RiRent by the Company was in October 2013. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received a dividend of €2.25 million ($2.8 million) from RiRent during the three months ended December 31, 2014. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €2.0 million bank credit facility, the partners of RiRent have committed that RiRent will maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 72.4% as of December 31, 2014).

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2014	2014
Land and land improvements	$57.5	$48.6
Buildings	254.6	252.0
Machinery and equipment	629.8	624.8
Equipment on operating lease to others	51.8	41.0
Construction in progress	39.8	21.9
	1,033.5	988.3
Less accumulated depreciation	(596.0)	(582.8)
	$437.5	$405.5

Depreciation expense was $16.1 million and $15.7 million for the three months ended December 31, 2014 and 2013, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2014 and September 30, 2014 was $42.0 million and $32.6 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended December 31, 2014 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2014	$898.2	$106.1	$21.2	$1,025.5
Foreign currency translation	(9.8)	—	(0.1)	(9.9)
Net goodwill at December 31, 2014	$888.4	$106.1	$21.1	$1,015.6

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2014			September 30, 2014
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,820.5	$(932.1)	$888.4	$1,830.3	$(932.1)	$898.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	197.0	(175.9)	21.1	197.1	(175.9)	21.2
	$2,125.6	$(1,110.0)	$1,015.6	$2,135.5	$(1,110.0)	$1,025.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	December 31, 2014
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(25.5)	$29.9
Non-compete	10.5	56.4	(56.2)	0.2
Technology-related	11.9	103.9	(77.1)	26.8
Customer relationships	12.8	555.2	(358.2)	197.0
Other	16.6	16.6	(14.0)	2.6
	14.4	787.5	(531.0)	256.5
Non-amortizable trade names		387.1	—	387.1
		$1,174.6	$(531.0)	$643.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2015 and the five years succeeding September 30, 2015 are as follows: 2015 (remaining nine months) - $40.0 million; 2016 - $53.1 million; 2017 - $45.8 million; 2018 - $38.1 million; 2019 - $36.7 million and 2020 - $10.9 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2014	2014
Senior Secured Term Loan	$390.0	$395.0
8½% Senior notes due March 2020	250.0	250.0
5.375% Senior notes due March 2022	250.0	250.0
	890.0	895.0
Less current maturities	(20.0)	(20.0)
	$870.0	$875.0

Revolving Credit Facility	$—	$—
Current maturities of long-term debt	20.0	20.0
	$20.0	$20.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement replaced the Company's prior credit agreement that was to mature in October 2015. The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million effective January 26, 2015. At December 31, 2014, outstanding letters of credit of $90.2 million reduced available capacity under the Revolving Credit Facility to $509.8 million.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2014, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2014 was 1.66%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2014.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2014, the fair value of the 2020 Senior Notes and the 2022 Senior Notes was estimated to be $262 million and $255 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Balance at beginning of period	$91.2	$101.3
Warranty provisions	6.7	10.8
Settlements made	(12.8)	(14.6)
Changes in liability for pre-existing warranties, net	(1.0)	2.7
Foreign currency translation	(0.5)	0.9
Balance at end of period	$83.6	$101.1

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

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby at December 31, 2014 it guaranteed an aggregate of $461.1 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at December 31, 2014 was $122.4 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the customers will not deteriorate resulting in the customers' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Balance at beginning of period	$4.6	$4.3
Provision for new credit guarantees	0.6	0.3
Settlements made	—	(0.1)
Changes for pre-existing guarantees, net	0.1	—
Amortization of previous guarantees	(0.4)	(0.1)
Foreign currency translation	(0.1)	—
Balance at end of period	$4.8	$4.4

11.    Shareholders' Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 10.0 million shares. Between February 4, 2014 and December 31, 2014, the Company repurchased 7,101,079 shares under this authorization at a cost of $338.6 million. As a result, the Company had 2,898,921 shares of Common Stock remaining under this repurchase authorization as of December 31, 2014. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At December 31, 2014, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $0.7 million. Net gains or losses related to hedge ineffectiveness were insignificant for the three month period ended December 31, 2014. Ineffectiveness is included in "Miscellaneous, net" in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $193.3 million in notional amounts, including $56.2 million in contracts to sell Euro, $41.4 million in contracts to buy Euro, $40.7 million in contracts to sell Australian dollars, $18.4 million in contracts to buy U.K. pound sterling, $15.1 million in contracts to buy Swedish Krona and sell Euro and $13.6 million in contracts to buy Euro and sell U.K pound sterling, with the remaining contracts covering a variety of foreign currencies.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2014		September 30, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$2.3	$0.8	$3.4	$0.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended December 31,
		2014	2013
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$3.4	$0.5

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2014.

As of December 31, 2014, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$22.8	$—	$—	$22.8
Foreign currency exchange derivatives (b)	—	2.3	—	2.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.8	$—	$0.8
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

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”) to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan, as amended (the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. At December 31,

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014, the Company had reserved 6,985,864 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2014 and 2013 was $6.5 million ($4.1 million net of tax) and $5.9 million ($3.7 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$3.0	$2.8
Interest cost	4.5	4.4
Expected return on plan assets	(4.6)	(4.5)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	0.7	0.2
Net periodic benefit cost	$4.0	$3.3

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Components of net periodic benefit cost (income)
Service cost	$0.4	$0.6
Interest cost	0.4	0.5
Amortization of prior service cost	(0.2)	(0.4)
Curtailment	(3.4)	—
Amortization of net actuarial loss	—	0.1
Net periodic benefit cost (income)	$(2.8)	$0.8

In connection with staffing reductions in the defense segment as a result of declining sales to the U.S. Department of Defense, an other post-employment benefit curtailment gain of $3.4 million was recorded during the first three months of fiscal 2015.

The Company made contributions to fund benefit payments of $0.4 million and $0.5 million for the three months ended December 31, 2014 and 2013, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.5 million under these other post-employment benefit plans prior to the end of fiscal 2015.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Income Taxes

The Company's effective income tax rate was 31.9% and 31.2% of pre-tax income for the three months ended December 31, 2014 and 2013, respectively. The effective income tax rate for the three months ended December 31, 2014 as compared to the statutory income tax rate was impacted by discrete items recorded in the period, including the reinstatement of the U.S. research and development credit (425 basis points favorable) and provision to return adjustments (235 basis points unfavorable). The effective income tax rate for the three months ended December 31, 2013 was favorably impacted by net discrete tax benefits related to provision to return adjustments (230 basis points).

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $39.7 million and $32.8 million as of December 31, 2014 and September 30, 2014, respectively. As of December 31, 2014, net unrecognized tax benefits, excluding interest and penalties, of $22.6 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2014 and 2013, the Company recognized charges of $1.0 million and $0.8 million, respectively, related to interest and penalties. At December 31, 2014, the Company had accruals for the payment of interest and penalties of $18.2 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $15.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(44.2)	$(25.0)	$(69.2)
Other comprehensive income (loss) before reclassifications	—	(22.9)	(22.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	(0.2)
Net current period other comprehensive income (loss)	(0.2)	(22.9)	(23.1)
Balance at December 31, 2014	$(44.4)	$(47.9)	$(92.3)

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$(23.0)	$8.4	$(14.6)
Other comprehensive income (loss) before reclassifications	—	3.7	3.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	0.2
Net current period other comprehensive income (loss)	0.2	3.7	3.9
Balance at December 31, 2013	$(22.8)	$12.1	$(10.7)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$—
Actuarial losses	(0.7)	(0.3)
Curtailment	1.2	—
Total before tax	0.3	(0.3)
Tax (provision) benefit	(0.1)	0.1
Net of tax	$0.2	$(0.2)

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended December 31,
	2014	2013
Net income	$34.7	$54.9
Earnings allocated to participating securities	(0.1)	(0.2)
Earnings available to common shareholders	$34.6	$54.7

Basic Earnings Per Share:
Weighted-average common shares outstanding	78,849,340	85,312,326

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	78,849,340	85,312,326
Dilutive stock options and other equity-based compensation awards	1,105,166	1,607,395
Participating restricted stock	(109,310)	(193,181)
Diluted weighted-average common shares outstanding	79,845,196	86,726,540

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2014	2013
Stock options	1,167,791	638,200

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2014 and September 30, 2014, the estimated net liabilities for product and general liability claims totaled $39.1 million and $39.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $338.8 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $90.2 million at December 31, 2014.

Other Matters - The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings, that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary due to, among other things, the uncertainties involved in litigation.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$277.3	$—	$277.3	$316.5	$—	$316.5
Telehandlers	290.4	—	290.4	217.7	—	217.7
Other	149.0	—	149.0	134.4	—	134.4
Total access equipment	716.7	—	716.7	668.6	—	668.6

Defense	269.2	0.1	269.3	481.3	—	481.3

Fire & emergency	159.5	7.5	167.0	189.0	9.0	198.0

Commercial
Concrete placement	86.1	—	86.1	81.4	—	81.4
Refuse collection	89.6	—	89.6	80.8	—	80.8
Other	32.2	2.3	34.5	29.1	1.3	30.4
Total commercial	207.9	2.3	210.2	191.3	1.3	192.6
Intersegment eliminations	—	(9.9)	(9.9)	—	(10.3)	(10.3)
Consolidated sales	$1,353.3	$—	$1,353.3	$1,530.2	$—	$1,530.2

	Three Months Ended December 31,
	2014	2013
Operating income (loss):
Access equipment	$77.2	$90.3
Defense	9.8	24.8
Fire & emergency	1.5	6.9
Commercial	12.4	10.2
Corporate	(35.3)	(35.6)
Intersegment eliminations	0.1	(0.1)
Consolidated	65.7	96.5
Interest expense, net of interest income	(13.6)	(15.7)
Miscellaneous other expense	(1.3)	(1.7)
Income before income taxes and equity in earnings of unconsolidated affiliates	$50.8	$79.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
	2014	2014
Identifiable assets:
Access equipment:
U.S.	$2,134.4	$1,937.0
Europe (a)	568.6	727.5
Rest of the World	227.6	251.4
Total access equipment	2,930.6	2,915.9
Defense - U.S.
U.S.	280.1	275.1
Rest of the World	1.3	—
Total defense	281.4	275.1
Fire & emergency - U.S.	468.4	527.0
Commercial:
U.S.	387.2	394.5
Rest of the World (a)	34.1	35.5
Total commercial	421.3	430.0
Corporate:
U.S. (b)	222.9	398.0
Rest of the World	40.1	40.7
Total corporate	263.0	438.7
Consolidated	$4,364.7	$4,586.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2014	2013
Net sales:
United States	$1,081.7	$1,147.0
Other North America	62.0	75.9
Europe, Africa and Middle East	104.4	159.6
Rest of the World	105.2	147.7
Consolidated	$1,353.3	$1,530.2

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

On June 30, 2014, the Company completed a holding company reorganization pursuant to which Oshkosh became the parent holding company for the Company's entire group of businesses, including the Company's defense business, which prior to the reorganization, Oshkosh operated directly. As part of the reorganization, Oshkosh formed a new, wholly-owned subsidiary, Oshkosh Defense, LLC ("Oshkosh Defense"), and Oshkosh Defense succeeded to the Company's defense business. As a result, Oshkosh Defense became a Guarantor of Oshkosh's obligations under the Credit Agreement, as well as the 2020 Senior Notes and the 2022 Senior Notes. Historical information has been retroactively reclassified to reflect Oshkosh Defense as a Guarantor for all periods presented.

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,158.4	$214.8	$(19.9)	$1,353.3
Cost of sales	—	966.8	177.0	(20.2)	1,123.6
Gross income	—	191.6	37.8	0.3	229.7
Selling, general and administrative expenses	31.8	92.1	26.6	—	150.5
Amortization of purchased intangibles	—	9.8	3.7	—	13.5
Operating income (loss)	(31.8)	89.7	7.5	0.3	65.7
Interest expense	(57.8)	(12.8)	(0.5)	56.7	(14.4)
Interest income	0.5	15.3	41.7	(56.7)	0.8
Miscellaneous, net	8.2	(63.3)	53.8	—	(1.3)
Income (loss) before income taxes	(80.9)	28.9	102.5	0.3	50.8
Provision for (benefit from) income taxes	(28.6)	12.0	32.7	0.1	16.2
Income (loss) before equity in earnings of affiliates	(52.3)	16.9	69.8	0.2	34.6
Equity in earnings of consolidated subsidiaries	87.0	35.8	12.5	(135.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.1	—	0.1
Net income	34.7	52.7	82.4	(135.1)	34.7
Other comprehensive income (loss), net of tax	(23.1)	(2.7)	(29.8)	32.5	(23.1)
Comprehensive income	$11.6	$50.0	$52.6	$(102.6)	$11.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,342.1	$207.9	$(19.8)	$1,530.2
Cost of sales	0.5	1,133.4	161.0	(19.8)	1,275.1
Gross income	(0.5)	208.7	46.9	—	255.1
Selling, general and administrative expenses	31.9	85.6	27.2	—	144.7
Amortization of purchased intangibles	—	10.0	3.9	—	13.9
Operating income (loss)	(32.4)	113.1	15.8	—	96.5
Interest expense	(60.4)	(12.4)	(0.9)	57.5	(16.2)
Interest income	0.8	14.6	42.6	(57.5)	0.5
Miscellaneous, net	9.3	(29.1)	18.1	—	(1.7)
Income (loss) before income taxes	(82.7)	86.2	75.6	—	79.1
Provision for (benefit from) income taxes	(25.5)	27.9	22.3	—	24.7
Income (loss) before equity in earnings of affiliates	(57.2)	58.3	53.3	—	54.4
Equity in earnings of consolidated subsidiaries	112.1	16.2	42.4	(170.7)	—
Equity in earnings of unconsolidated affiliates	—	—	0.5	—	0.5
Net income	54.9	74.5	96.2	(170.7)	54.9
Other comprehensive income (loss), net of tax	3.9	(1.7)	5.4	(3.7)	3.9
Comprehensive income	$58.8	$72.8	$101.6	$(174.4)	$58.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$87.5	$3.2	$20.3	$—	$111.0
Receivables, net	39.5	610.9	197.3	(48.2)	799.5
Inventories, net	—	733.8	380.7	—	1,114.5
Other current assets	28.3	81.4	25.2	—	134.9
Total current assets	155.3	1,429.3	623.5	(48.2)	2,159.9
Investment in and advances to consolidated subsidiaries	5,426.6	1,034.6	(331.0)	(6,130.2)	—
Intercompany receivables	32.5	945.7	4,217.7	(5,195.9)	—
Intangible assets, net	—	1,016.8	642.4	—	1,659.2
Other long-term assets	112.6	222.1	210.9	—	545.6
Total assets	$5,727.0	$4,648.5	$5,363.5	$(11,374.3)	$4,364.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10.2	$367.2	$126.1	$(48.0)	$455.5
Customer advances	—	339.5	1.4	—	340.9
Other current liabilities	89.3	205.7	89.7	(0.2)	384.5
Total current liabilities	99.5	912.4	217.2	(48.2)	1,180.9
Long-term debt, less current maturities	870.0	—	—	—	870.0
Intercompany payables	2,771.4	2,392.0	32.5	(5,195.9)	—
Other long-term liabilities	84.4	187.6	140.1	—	412.1
Shareholders' equity	1,901.7	1,156.5	4,973.7	(6,130.2)	1,901.7
Total liabilities and shareholders' equity	$5,727.0	$4,648.5	$5,363.5	$(11,374.3)	$4,364.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$281.8	$4.7	$27.3	$—	$313.8
Receivables, net	35.3	756.4	233.7	(50.5)	974.9
Inventories, net	—	624.3	337.7	(1.1)	960.9
Other current assets	32.2	78.0	24.1	0.4	134.7
Total current assets	349.3	1,463.4	622.8	(51.2)	2,384.3
Investment in and advances to consolidated subsidiaries	5,375.8	1,009.3	(337.1)	(6,048.0)	—
Intercompany receivables	46.2	1,027.2	4,187.2	(5,260.6)	—
Intangible assets, net	—	1,028.3	655.1	—	1,683.4
Other long-term assets	109.3	224.1	185.6	—	519.0
Total assets	$5,880.6	$4,752.3	$5,313.6	$(11,359.8)	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14.4	$485.1	$137.7	$(50.5)	$586.7
Customer advances	—	308.1	2.0	—	310.1
Other current liabilities	110.5	210.6	94.4	(0.7)	414.8
Total current liabilities	124.9	1,003.8	234.1	(51.2)	1,311.6
Long-term debt, less current maturities	875.0	—	—	—	875.0
Intercompany payables	2,815.9	2,398.5	46.2	(5,260.6)	—
Other long-term liabilities	79.8	190.0	145.3	—	415.1
Shareholders' equity	1,985.0	1,160.0	4,888.0	(6,048.0)	1,985.0
Total liabilities and shareholders' equity	$5,880.6	$4,752.3	$5,313.6	$(11,359.8)	$4,586.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(65.7)	$(23.5)	$36.9	$—	$(52.3)

Investing activities:
Additions to property, plant and equipment	(8.8)	(5.9)	(24.3)	—	(39.0)
Additions to equipment held for rental	—	—	(13.2)	—	(13.2)
Contribution to rabbi trust	—	—	—	—	—
Proceeds from sale of equipment held for rental	—	—	2.6	—	2.6
Intercompany investing	(15.0)	6.5	(24.8)	33.3	—
Other investing activities	(0.4)	(0.7)	0.5	—	(0.6)
Net cash provided (used) by investing activities	(24.2)	(0.1)	(59.2)	33.3	(50.2)

Financing activities:
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Repayment of long-term debt	(5.0)	—	—	—	(5.0)
Proceeds from exercise of stock options	2.2	—	—	—	2.2
Dividends paid	(13.4)	—	—	—	(13.4)
Excess tax benefit from stock-based compensation	4.0	—	—	—	4.0
Intercompany financing	(4.1)	22.4	15.0	(33.3)	—
Net cash provided (used) by financing activities	(104.4)	22.4	15.0	(33.3)	(100.3)

Effect of exchange rate changes on cash	—	(0.3)	0.3	—	—
Increase (decrease) in cash and cash equivalents	(194.3)	(1.5)	(7.0)	—	(202.8)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$87.5	$3.2	$20.3	$—	$111.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(46.5)	$(19.8)	$71.0	$—	$4.7

Investing activities:
Additions to property, plant and equipment	(5.2)	(4.8)	(4.3)	—	(14.3)
Additions to equipment held for rental	—	—	(9.5)	—	(9.5)
Contribution to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of equipment held for rental	—	—	0.3	—	0.3
Intercompany investing	(0.1)	—	(62.3)	62.4	—
Other investing activities	(0.3)	—	—	—	(0.3)
Net cash provided (used) by investing activities	(7.5)	(4.8)	(75.8)	62.4	(25.7)

Financing activities:
Repurchases of Common Stock	(145.5)	—	—	—	(145.5)
Repayment of long-term debt	(16.2)	—	—	—	(16.2)
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Dividends paid	(12.8)	—	—	—	(12.8)
Excess tax benefit from stock-based compensation	4.9	—	—	—	4.9
Intercompany financing	35.5	26.8	0.1	(62.4)	—
Net cash provided (used) by financing activities	(118.0)	26.8	0.1	(62.4)	(153.5)

Effect of exchange rate changes on cash	—	(0.1)	(0.2)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(172.0)	2.1	(4.9)	—	(174.8)
Cash and cash equivalents at beginning of period	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of period	$539.7	$4.8	$14.2	$—	$558.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies; the strength of emerging market growth and projected adoption rates of work at height machinery; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award and international defense contract awards; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including foreign currency fluctuations and compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; cyber security risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 27, 2015 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Fire & emergency — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and TV stations in the U.S. and abroad.

Commercial — concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

Executive Overview

The Company reported earnings per share of $0.43 in the first quarter of fiscal 2015, a $0.20 per share decline in earnings compared to the first quarter of fiscal 2014 earnings per share of $0.63. Lower earnings generally resulted from an expected decline in defense segment revenue along with a significant shift in product mix in the access equipment segment ahead of price increases related to a Tier 4 engine emissions standards change for telehandlers in the U.S. and increased product development and MOVE-related spending in the access equipment segment. These were offset in part by a $0.02 per share after-tax, post-retirement benefit curtailment gain associated with defense segment workforce reduction actions in the quarter and $0.03 per share due to lower average shares outstanding primarily related to the impact of share repurchases in fiscal 2014 and early fiscal 2015. Earnings exceeded the Company's previously communicated expectations generally as a result of solid performance in each of the four segments. The Company believes it is on track to increase earnings per share in fiscal 2015 to an estimated range of $3.91 to $4.16 per share. Excluding estimated costs related to a planned refinancing of the Company's 2020 Senior Notes when they become callable in March 2015 and the other post-retirement curtailment gain recorded in the Company's defense segment in the first quarter of fiscal 2015, the Company continues to expect adjusted earnings per share in fiscal 2015 of approximately $4.00 to $4.25.

Orders and backlog in the first quarter of fiscal 2015 were up over the first quarter of fiscal 2014 in each of the non-defense segments reflecting what the Company believes are customers' positive expectations for 2015. In the second quarter of fiscal 2015, the defense segment will submit its bid for the eight-year, multi-billion dollar JLTV production contract. The Company expects that a decision on the contract winner will be announced in late Summer 2015. The Company also expects that it will initiate action in the second quarter of fiscal 2015 to call and refinance its $250.0 million of 8½% Senior Notes due March 2020, which are callable beginning in March 2015.

Consolidated net sales for the first quarter of fiscal 2015 were $1.35 billion, an 11.6% decrease from the first quarter of fiscal 2014. Sales declines of 44.1% in the defense segment and 15.6% in the fire & emergency segment in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 more than offset sales increases of 7.2% in the access equipment segment and 9.1% in the commercial segment. The access equipment segment benefited from strong telehandler demand in advance of the Tier 4 engine emissions standards change. While sales in North America drove most of the increase, access equipment sales were up in all regions except Latin America. The higher commercial segment sales reflect higher refuse collection vehicle sales, along with higher aftermarket parts & service sales.

Consolidated operating income for the first quarter of fiscal 2015 was $65.7 million, or 4.9% of sales, compared to $96.5 million, or 6.3% of sales, in the first quarter of 2014. Lower operating income in the defense segment, largely as a result of the 44.1% decline in sales, was the largest contributor to the lower operating income compared to the prior year quarter. Operating income in the access equipment and fire & emergency segments was also lower than in the prior year quarter, with the reduction in access equipment operating income the result of a heavier mix of telehandlers along with higher new product development and other operating expenses in support of ongoing MOVE initiatives. Lower fire & emergency segment operating income was directly related to the lower sales volume in the quarter as a result of the Company's decision to slow the production rate in the quarter as the Company implements operational changes designed to deliver improved efficiency and higher operating income margins in the segment. In the defense segment, the Company completed its previously announced additional workforce reductions, lowering staffing in the segment in the first quarter of fiscal 2015. First quarter fiscal 2015 results included a pre-tax curtailment gain of $3.4 million related to other post-employment benefits (“OPEB") in the defense segment.

The Company continues to believe consolidated net sales will decrease 3% to 5% in fiscal 2015 compared to fiscal 2014, resulting in consolidated sales of between $6.5 billion and $6.6 billion. The Company expects consolidated operating income will be in the range of $513 million to $543 million, with earnings per share of approximately $3.91 to $4.16 assuming a full year average share count of approximately 80 million shares. The Company believes its stronger than expected first quarter performance will be offset by currency headwinds later in the fiscal year due to the recent significant strengthening of the U.S. dollar.

The Company anticipates that second quarter adjusted earnings per share will be in the range of adjusted earnings per share in the second quarter of fiscal 2014, with improved results in all of the non-defense segments and the positive effect of a lower share count being offset by significantly lower defense earnings from lower sales, including the impact of a break in production on the Family of Heavy Tactical Vehicles ("FHTV") program.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2015	2014
Net sales:
Access equipment	$716.7	$668.6
Defense	269.3	481.3
Fire & emergency	167.0	198.0
Commercial	210.2	192.6
Intersegment eliminations	(9.9)	(10.3)
Consolidated	$1,353.3	$1,530.2

First Quarter Fiscal 2015 Compared to 2014

Consolidated net sales decreased $176.9 million, or 11.6%, to $1.35 billion in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Expected lower defense segment sales and the planned slowdown in production in the fire & emergency segment were offset in part by improved demand in the Company’s access equipment and commercial segments.

Access equipment segment net sales increased $48.1 million, or 7.2%, to $716.7 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The improvement was principally the result of an increase in telehandler unit volume in North America, offset in part by lower aerial work platform unit volume. The increase in North American telehandler sales was due in part to shipments ahead of price increases related to Tier 4 engine emissions changes. Similarly, price increases related to Tier 4 engine emissions changes for aerial work platforms drove higher demand for those products in the first quarter of fiscal 2014. While the majority of the increase in sales in the first quarter of fiscal 2015 was in North America, the segment experienced higher volume in all regions of the world except Latin America.

Defense segment net sales decreased $212.0 million, or 44.1%, to $269.3 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The decrease in sales was expected and was primarily due to lower sales to the DoD (down $147 million) as well as the absence of international sales of MRAP All-Terrain Vehicles.

Fire & emergency segment net sales decreased $31.0 million, or 15.6%, to $167.0 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The decrease in sales primarily reflected lower fire apparatus deliveries as a result of the planned lower production rate and a large, multi-unit international aircraft rescue and firefighting shipment in the prior year quarter.

Commercial segment net sales increased $17.6 million, or 9.1%, to $210.2 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase in sales was primarily attributable to higher refuse collection vehicle unit volume and improved aftermarket parts & service sales.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2015	2014
Cost of sales:
Access equipment	$567.7	$512.1
Defense	241.0	435.5
Fire & emergency	149.0	174.8
Commercial	176.0	162.1
Intersegment eliminations	(10.1)	(9.4)
Consolidated	$1,123.6	$1,275.1

First Quarter Fiscal 2015 Compared to 2014

Consolidated cost of sales was $1.12 billion, or 83.0% of sales, in the first quarter of fiscal 2015 compared to $1.28 billion, or 83.3% of sales, in the first quarter of fiscal 2014. The 30 basis point decline in cost of sales as a percentage of sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to favorable segment sales mix, driven by the decline in the defense segment sales volume (150 basis points) and favorable warranty performance (50 basis points), offset in part by higher new product development spending (80 basis points) and a higher concentration of less profitable telehandler sales in the access equipment segment (120 basis points).

Access equipment segment cost of sales of $567.7 million, or 79.2% of sales, in the first quarter of fiscal 2015 was higher as a percent of sales compared to $512.1 million, or 76.6% of sales, in the first quarter of fiscal 2014. The 260 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was generally due to a higher concentration of less profitable telehandler sales (220 basis points) and a prior year contract pricing adjustment (70 basis points).

Defense segment cost of sales was $241.0 million, or 89.5% of sales, in the first quarter of fiscal 2015 compared to $435.5 million, or 90.5% of sales, in the first quarter of fiscal 2014. The 100 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to a favorable product mix (300 basis points), favorable material costs (100 basis points) and a pension curtailment benefit of $3.4 million (120 basis points), offset in part by adverse production absorption (270 basis points) and flat new product development spending on lower sales (220 basis points).

Fire & emergency segment cost of sales was $149.0 million, or 89.2% of sales, in the first quarter of fiscal 2015 compared to $174.8 million, or 88.3% of sales, in the first quarter of fiscal 2014. The 90 basis point increase in cost of sales as a percent of sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was attributable to production inefficiencies associated with the planned lower production rate (140 basis points) and flat new product development spending on lower sales (80 basis points), offset in part by favorable warranty performance (120 basis points).

Commercial segment cost of sales was $176.0 million, or 83.7% of sales, in the first quarter of fiscal 2015 compared to $162.1 million, or 84.1% of sales, in the first quarter of fiscal 2014. The 40 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to favorable warranty performance (170 basis points) and improved product mix (50 basis points), offset in part by material cost increases (120 basis points) and higher production costs associated with the ramp-up in production (80 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2015	2014
Operating income (loss):
Access equipment	$77.2	$90.3
Defense	9.8	24.8
Fire & emergency	1.5	6.9
Commercial	12.4	10.2
Corporate	(35.3)	(35.6)
Intersegment eliminations	0.1	(0.1)
Consolidated	$65.7	$96.5

First Quarter Fiscal 2015 Compared to 2014

Consolidated operating income decreased 32.0% to $65.7 million, or 4.9% of sales, in the first quarter of fiscal 2015 compared to $96.5 million, or 6.3% of sales, in the first quarter of fiscal 2014. The decrease in operating income in the first quarter of fiscal 2015 as compared to the first quarter of the prior year was largely the result of lower sales in the Company’s defense segment and an adverse product mix in the access equipment segment. The access equipment segment sold a larger percentage of telehanders, which generally have lower margins than aerial work platforms, in the first quarter of fiscal 2015 ahead of price increases related to the Tier 4 engine emissions standards change in the U.S.

Access equipment segment operating income decreased 14.5% to $77.2 million, or 10.8% of sales, in the first quarter of fiscal 2015 compared to $90.3 million, or 13.5% of sales, in the first quarter of fiscal 2014. The decrease in operating income was primarily the result of adverse product mix, increased new product development spending and higher operating costs in support of ongoing MOVE initiatives, offset in part by gross profit associated with the higher sales volume. Results in the prior year quarter also benefited by $7.5 million as a result of reaching an agreement on the final pricing of a multi-year U.S. military contract.

Defense segment operating income decreased 60.6% to $9.8 million, or 3.6% of sales, in the first quarter of fiscal 2015 compared to $24.8 million, or 5.2% of sales, in the first quarter of fiscal 2014. The decrease in operating income was largely due to lower sales volume, offset in part by an unfavorable contract pricing adjustment in the prior year quarter and favorable aftermarket product mix. Results in the first quarter of fiscal 2015 benefited from a $3.4 million OPEB curtailment gain associated with the reduction in liability resulting from the December 2014 workforce reduction action.

Fire & emergency segment operating income decreased 77.6% to $1.5 million, or 0.9% of sales, in the first quarter of fiscal 2015 compared to $6.9 million, or 3.5% of sales, in the first quarter of fiscal 2014. The decrease in operating income was primarily the result of lower income on lower sales volume, offset in part by favorable warranty performance.

Commercial segment operating income increased 20.9% to $12.4 million, or 5.9% of sales, in the first quarter of fiscal 2015 compared to $10.2 million, or 5.3% of sales, in the first quarter of fiscal 2014. The increase in operating income was primarily a result of higher sales volume and favorable warranty performance, offset in part by investment in MOVE initiatives.

Corporate operating expenses decreased $0.3 million to $35.3 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Consolidated selling, general and administrative expenses increased 4.0% to $150.5 million, or 11.1% of sales, in the first quarter of fiscal 2015 compared to $144.7 million, or 9.5% of sales, in the first quarter of fiscal 2014. The increase in selling, general and administrative expenses was largely the result of higher information technology spending (up $2 million) and an increase in outside services (up $2 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to the shift in sales to non-defense segments which have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative costs as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing expenses and has operations/locations primarily in the United States, as compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs, and operations/locations in various regions of the world. As the Company’s defense segment sales decreased and the Company’s non-defense segment sales increased, consolidated selling, general and administrative expenses as a percent of sales increased.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2015 Compared to 2014

Interest expense net of interest income decreased $2.1 million to $13.6 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 as a result of the benefit of lower interest rates on outstanding unsecured senior notes after the Company refinanced the senior notes due 2017 in the second quarter of fiscal 2014.

Other miscellaneous expense of $1.3 million in the first quarter of fiscal 2015 and $1.7 million in the first quarter of fiscal 2014 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of 31.9% of pre-tax income in the first quarter of fiscal 2015 compared to 31.2% in the prior year quarter.

Equity in earnings of unconsolidated affiliates of $0.1 million in the first quarter of fiscal 2015 and $0.5 million in the first quarter of fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2014

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2014	2014
Cash and cash equivalents	$111.0	$313.8
Total debt	890.0	895.0
Shareholders’ equity	1,901.7	1,985.0
Total capitalization (debt plus equity)	2,791.7	2,880.0
Debt to total capitalization	31.9%	31.1%

The Company generates significant cash from operating activities, which is the expected primary source of funding for its operations. At December 31, 2014, the Company had cash and cash equivalents of $111.0 million, of which approximately 33% was located outside the United States. The Company expects to meet its fiscal 2015 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $509.8 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of December 31, 2014. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization of 31.9% remained within its targeted range at the end of the first quarter of fiscal 2015. During the first quarter of fiscal 2015, the Company repurchased 1.9 million shares of its Common Stock at an aggregate cost of $88.1 million. As of December 31, 2014, the Company had 2.9 million shares of Common Stock remaining under a 10.0 million share repurchase authorization approved by the Company's Board of Directors in February 2014.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) was 50 days at both September 30, 2014 and December 31, 2014. Days sales outstanding for segments other than the defense segment were 56 days at December 31, 2014, up from 54 days at September 30, 2014. The increase in days sales outstanding was primarily due to an increase in accounts receivable in the access equipment segment at December 31, 2014 as a result of a larger concentration of sales in the last month of the fiscal 2015 first quarter. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.8 times at September 30, 2014 to 4.5 times at December 31, 2014 as the Company increased production levels in advance of the 2015 selling season to eliminate production inefficiencies associated with seasonal demand fluctuations.

Cash Flows

Operating Cash Flows

The Company used $52.3 million of cash for operating activities during the first three months of fiscal 2015 compared to generating $4.7 million of cash during the first three months of fiscal 2014. The decrease in cash generated from operating activities was primarily due to lower net income and increased inventory levels in the non-defense segments at December 31, 2014 as the Company increased production levels in advance of the 2015 selling season to eliminate production inefficiencies associated with seasonal demand fluctuations.

Investing Cash Flows

Net cash used in investing activities in the first three months of fiscal 2015 was $50.2 million compared to $25.7 million in the first three months of fiscal 2014. Capital spending, excluding equipment held for rental, of $39.0 million in the first three months of fiscal 2015 reflected an increase of $24.7 million compared to capital spending in the first three months of fiscal 2014 as a result of investments in the Company's vertical integration strategy and global information systems replacement initiative. In fiscal 2015, the Company expects capital spending to increase to approximately $150 million largely as a result of the continued investment in the Company's vertical integration strategy, tooling related to anticipated new product launches and higher information systems expenditures.

Financing Cash Flows

Financing activities resulted in a net use of cash of $100.3 million in the first three months of fiscal 2015 compared to a net use of cash of $153.5 million in the first three months of fiscal 2014. In the first three months of fiscal 2015 and 2014, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $88.1 million and $145.5 million, respectively. The Company expects to continue to repurchase shares of its Common Stock in fiscal 2015, subject to maintaining prudent leverage, the price of the Common Stock and repurchase authorization limits.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $111.0 million (of which approximately 33% was located outside the United States), the Company had $509.8 million of unused availability under the Revolving Credit Facility as of December 31, 2014. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

The Company also expects that it will initiate action in the second quarter of fiscal 2015 to call and refinance its $250.0 million of 8½% Senior Notes due March 2020 (the "2020 Senior Notes"), which are callable beginning in March 2015. In January 2015, the Company increased the Revolving Credit Facility by $250.0 million to provide liquidity to fund the call of the 2020 Senior Notes in the event that the high yield market would not be conducive to issuing new debt at the time the Company calls the 2020 Senior Notes.

Senior Secured Credit Agreement

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the "Credit Agreement"). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600.0 million and (ii) a $400.0 million term loan due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility by $250.0 million to an aggregate maximum amount of $850.0 million effective January 26, 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2014 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and the 2020 Senior Notes. On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the outstanding 2017 Senior Notes at a price of 104.125%. The Company has the option to redeem the 2020 Senior Notes and the 2022 Senior Notes for a premium after March 1, 2015 and March 1, 2017, respectively. As noted, the Company expects that it will initiate action in the second quarter of fiscal 2015 to call and refinance the 2020 Senior Notes.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2014.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first three months of fiscal 2015. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2014 decreased 13.4% to $2.40 billion compared to $2.78 billion at December 31, 2013 primarily due to a significant decline in defense segment backlog as a result of reduced DoD spending. Access equipment segment backlog increased 69.3% to $793.3 million at December 31, 2014 compared to $468.4 million at December 31, 2013 as North American national rental companies placed orders earlier in the current fiscal year than they had in the prior fiscal year. Defense segment backlog decreased 58.8% to $669.8 million at December 31, 2014 compared to $1.63 billion at December 31, 2013 due largely to the fulfillment of Family of Medium Tactical Vehicles (“FMTV”) and FHTV orders and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 38.2% to $699.9 million at December 31, 2014 compared to $506.6 million at December 31, 2013 generally due to improvement in the domestic fire apparatus market and as a result of the planned production slow-down in the segment. Commercial segment backlog increased 38.7% to $237.7 million at December 31, 2014 compared to $171.3 million at December 31, 2013. Unit backlog for concrete mixers was up 14.8% at December 31, 2014 compared to December 31, 2013. Unit backlog for refuse collection vehicles was up 69.6% at December 31, 2014 compared to December 31, 2013.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 10% of the Company’s December 31, 2014 backlog is not expected to be filled in fiscal 2015.

Non-GAAP Financial Measures

The Company is forecasting operating income and earnings per share excluding items that affect comparability. When the Company forecasts operating income and earnings per share, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2015 Expectations
	Low	High

Adjusted operating income (non-GAAP)	$510.0	$540.0
OPEB curtailment gain	3.4	3.4
Operating income (GAAP)	$513.4	$543.4

Adjusted earnings per share-diluted (non-GAAP)	$4.00	$4.25
OPEB curtailment gain, net of tax	0.02	0.02
Debt extinguishment costs, net of tax	(0.11)	(0.11)
Earnings per share-diluted (GAAP)	$3.91	$4.16

Three Months Ended
March 31, 2014

Adjusted earnings per share - diluted (non-GAAP)	$0.80
Reduction of valuation allowance on net operating loss carryforward	0.14
Pension curtailment, net of tax	(0.03)
Debt extinguishment costs, net of tax	(0.08)
Earnings per share - diluted (GAAP)	$0.83

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates, commodity and foreign currency exchange risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2014, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. The Company implemented a new system for its worldwide financial consolidation and reporting. The Company began using this system to combine worldwide results for the fiscal year beginning on October 1, 2014. The new system is integrated with most of the Company’s general ledger systems, improves analytical capabilities and updates the system technology to a more sustainable environment. During the quarter ended December 31, 2014, there were no other changes in the Company’s internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2014, which have not materially changed.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	4,829,830
November 1 - November 30	1,930,909	45.65	1,930,909	2,898,921
December 1 - December 31	—	—	—	2,898,921
Total	1,930,909		1,930,909	2,898,921
 _________________________

(1)
On February 4, 2014, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock from the then remaining 1,787,199 shares of Common Stock to 10,000,000 shares of Common Stock. As of December 31, 2014, the Company had repurchased 7,101,079 shares of Common Stock under this authorization. As a result, 2,898,921 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2014. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On January 22, 2015, the Company and various subsidiaries of the Company entered into a Lender Increase Agreement (the “Increase Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), in connection with the Credit Agreement. The Increase Agreement increased the amount that the Company may borrow under the revolving credit facility pursuant to the Credit Agreement from $600.0 million to $850.0 million effective January 26, 2015. The Credit Agreement also continues to provide for a term loan facility with an outstanding principal amount of $390.0 million at December 31, 2014.

The foregoing description of the Increase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Increase Agreement, a copy of which is filed herewith as Exhibit 4.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit No.    Description

4.1	Lender Increase Agreement, dated January 22, 2015, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto and various lenders and agents party thereto.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 27, 2015	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

January 27, 2015	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 27, 2015	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1	Lender Increase Agreement, dated January 22, 2015, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto and various lenders and agents party thereto.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.