Form 10-Q
period 2015-03-31
OSHKOSH CORP
filed 2015-04-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of April 21, 2015, 78,210,299 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$1,554.2	$1,677.9	$2,907.5	$3,208.1
Cost of sales	1,278.4	1,386.7	2,402.0	2,661.8
Gross income	275.8	291.2	505.5	546.3

Operating expenses:
Selling, general and administrative	152.8	158.0	303.3	302.7
Amortization of purchased intangibles	13.3	13.8	26.8	27.7
Total operating expenses	166.1	171.8	330.1	330.4
Operating income	109.7	119.4	175.4	215.9

Other income (expense):
Interest expense	(28.8)	(27.0)	(43.2)	(43.2)
Interest income	0.6	0.5	1.4	1.0
Miscellaneous, net	1.3	0.5	—	(1.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	82.8	93.4	133.6	172.5
Provision for income taxes	29.5	22.9	45.7	47.6
Income before equity in earnings of unconsolidated affiliates	53.3	70.5	87.9	124.9
Equity in earnings of unconsolidated affiliates	1.3	1.0	1.4	1.5
Net income	$54.6	$71.5	$89.3	$126.4

Earnings per share attributable to common shareholders:
Basic	$0.70	$0.84	$1.14	$1.49
Diluted	0.69	0.83	1.12	1.47

Cash dividends declared per share on Common Stock	$0.17	$0.15	$0.34	$0.30

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$54.6	$71.5	$89.3	$126.4
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.5	0.3	0.3	0.5
Currency translation adjustments	(53.1)	2.5	(76.0)	6.2
Total other comprehensive income (loss), net of tax	(52.6)	2.8	(75.7)	6.7
Comprehensive income	$2.0	$74.3	$13.6	$133.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$53.4	$313.8
Receivables, net	993.8	974.9
Inventories, net	1,196.5	960.9
Deferred income taxes, net	66.8	66.3
Prepaid income taxes	22.0	22.7
Other current assets	43.9	45.7
Total current assets	2,376.4	2,384.3
Investment in unconsolidated affiliates	18.2	21.1
Property, plant and equipment, net	444.9	405.5
Goodwill	993.0	1,025.5
Purchased intangible assets, net	628.5	657.9
Other long-term assets	94.9	92.4
Total assets	$4,555.9	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$33.7	$20.0
Accounts payable	601.8	586.7
Customer advances	342.5	310.1
Payroll-related obligations	120.3	147.2
Accrued warranty	81.4	91.2
Other current liabilities	202.0	156.4
Total current liabilities	1,381.7	1,311.6
Long-term debt, less current maturities	865.0	875.0
Deferred income taxes, net	119.6	125.0
Other long-term liabilities	291.6	290.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	765.3	758.0
Retained earnings	1,902.7	1,840.1
Accumulated other comprehensive loss	(144.9)	(69.2)
Common Stock in treasury, at cost (13,905,733 and 12,256,103 shares, respectively)	(626.0)	(544.8)
Total shareholders’ equity	1,898.0	1,985.0
Total liabilities and shareholders' equity	$4,555.9	$4,586.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	126.4	—	—	126.4
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	0.5	—	0.5
Currency translation adjustments, net	—	—	—	6.2	—	6.2
Cash dividends ($0.30 per share)	—	—	(25.4)	—	—	(25.4)
Repurchases of common stock	—	—	—	—	(152.8)	(152.8)
Exercise of stock options	—	(0.3)	—	—	33.9	33.6
Stock-based compensation expense	—	11.0	—	—	—	11.0
Excess tax benefit from stock-based compensation	—	6.7	—	—	—	6.7
Payment of earned performance shares	—	(1.9)	—	—	1.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.5)	(1.5)
Other	—	(0.3)	—	—	0.6	0.3
Balance at March 31, 2014	$0.9	$740.8	$1,682.5	$(7.9)	$(303.5)	$2,112.8

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	89.3	—	—	89.3
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.3	—	0.3
Currency translation adjustments, net	—	—	—	(76.0)	—	(76.0)
Cash dividends ($.34 per share)	—	—	(26.7)	—	—	(26.7)
Repurchases of common stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	(0.3)	—	—	3.7	3.4
Stock-based compensation expense	—	11.4	—	—	—	11.4
Excess tax benefit from stock-based compensation	—	4.0	—	—	—	4.0
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.8)	(4.8)
Other	—	(0.4)	—	—	0.6	0.2
Balance at March 31, 2015	$0.9	$765.3	$1,902.7	$(144.9)	$(626.0)	$1,898.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Six Months Ended March 31,
	2015	2014
Operating activities:
Net income	$89.3	$126.4
Depreciation and amortization	64.0	63.5
Stock-based compensation expense	11.4	11.0
Deferred income taxes	(4.7)	(22.2)
Foreign currency transaction (gains) losses	10.7	(2.5)
Other non-cash adjustments	7.8	6.6
Changes in operating assets and liabilities	(249.2)	(237.1)
Net cash used by operating activities	(70.7)	(54.3)

Investing activities:
Additions to property, plant and equipment	(69.8)	(36.4)
Additions to equipment held for rental	(15.5)	(11.0)
Contribution to rabbi trust	—	(1.9)
Proceeds from sale of equipment held for rental	13.4	2.7
Other investing activities	(1.5)	(0.4)
Net cash used by investing activities	(73.4)	(47.0)

Financing activities:
Repayment of long-term debt	(260.0)	(705.0)
Proceeds from issuance of long-term debt	250.0	650.0
Proceeds under revolving credit facility	13.7	—
Repurchases of Common Stock	(88.1)	(152.8)
Debt issuance costs	(15.4)	(18.8)
Proceeds from exercise of stock options	3.4	33.6
Dividends paid	(26.7)	(25.4)
Excess tax benefit from stock-based compensation	4.1	6.5
Net cash used by financing activities	(119.0)	(211.9)

Effect of exchange rate changes on cash	2.7	(0.3)
Decrease in cash and cash equivalents	(260.4)	(313.5)
Cash and cash equivalents at beginning of period	313.8	733.5
Cash and cash equivalents at end of period	$53.4	$420.0

Supplemental disclosures:
Cash paid for interest	$27.0	$29.8
Cash paid for income taxes	23.5	14.6

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

2.    New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby discontinued operations are limited to disposals that represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The Company will be required to adopt ASU No. 2014-08 as of October 1, 2015. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to adopt ASU No. 2014-15 as of October 1, 2016. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which amends the guidance that reporting entities apply when evaluating whether certain legal entities should be consolidated. The Company will be required to adopt ASU No. 2015-02 as of October 1, 2016. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 is part of the FASB’s initiative to reduce complexity in accounting standards. The guidance requires an entity to recognize debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt liability in the balance sheet, thereby increasing the effective rate of interest, as opposed to a deferred cost. The Company will be required to adopt ASU No. 2015-03 as of October 1, 2016. The Company is currently evaluating the impact of ASU No. 2015-03 on the Company’s financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2015	2014
U.S. government:
Amounts billed	$28.6	$80.4
Costs and profits not billed	20.1	21.3
	48.7	101.7
Other trade receivables	902.2	848.9
Finance receivables	1.8	2.0
Notes receivable	28.0	25.6
Other receivables	53.5	34.0
	1,034.2	1,012.2
Less allowance for doubtful accounts	(21.2)	(21.8)
	$1,013.0	$990.4

Costs and profits not billed include undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. During the six months ended March 31, 2014, the Company recorded revenue of $7.5 million related to changes in estimates on undefinitized contracts. The change increased net income by $4.7 million, or $0.05 per share, for the six months ended March 31, 2014.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2015	2014
Current receivables	$993.8	$974.9
Long-term receivables	19.2	15.5
	$1,013.0	$990.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	2.2

Receivables on nonaccrual status	1.3	1.3	18.6	18.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.5	0.7	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	1.3	1.3	28.0	25.6
Allowance for doubtful accounts	—	—	(12.1)	(13.6)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2015, approximately 73% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2015, restructured finance and notes receivables were $0.6 million and $15.5 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2015 and 2014, respectively. The Company agreed to restructure a note receivable with a customer in December 2014. Under the terms of the restructured note, the maturity date was changed from June 30, 2017 to December 31, 2019. The restructured note requires the customer to make semi-annual payments of principal and interest with a balloon payment due at maturity, consistent with the previous note. At March 31, 2015, the outstanding balance of the restructured note, net of reserves, was $3.4 million.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$13.1	$8.1	$21.2	$0.1	$11.0	$9.4	$20.5
Provision for doubtful accounts, net of recoveries	—	0.1	1.4	1.5	0.1	2.8	1.1	4.0
Charge-off of accounts	—	—	(0.3)	(0.3)	—	(0.1)	(0.1)	(0.2)
Foreign currency translation	—	(1.1)	(0.1)	(1.2)	—	0.1	(0.4)	(0.3)
Allowance for doubtful accounts at end of period	$—	$12.1	$9.1	$21.2	$0.2	$13.8	$10.0	$24.0

	Six Months Ended March 31, 2015				Six Months Ended March 31, 2014
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$13.6	$8.2	$21.8	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	—	0.1	1.2	1.3	0.2	2.8	1.1	4.1
Charge-off of accounts	—	—	(0.2)	(0.2)	—	(0.1)	(0.1)	(0.2)
Foreign currency translation	—	(1.6)	(0.1)	(1.7)	—	0.1	(0.4)	(0.3)
Allowance for doubtful accounts at end of period	$—	$12.1	$9.1	$21.2	$0.2	$13.8	$10.0	$24.0

4.    Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2015	2014
Raw materials	$528.2	$519.4
Partially finished products	288.4	230.5
Finished products	498.6	336.4
Inventories at FIFO cost	1,315.2	1,086.3
Less:
Progress/performance-based payments on U.S. government contracts	(37.0)	(42.5)
Excess of FIFO cost over LIFO cost	(81.7)	(82.9)
	$1,196.5	$960.9

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	March 31,	September 30,
	2015	2014
Mezcladoras (Mexico)	$10.8	$9.9
RiRent (The Netherlands)	7.4	11.2
	$18.2	$21.1

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. ("Mezcladoras"). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $6.3 million and $3.6 million during the six months ended March 31, 2015 and 2014, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. For the six months ended March 31, 2015 and 2014, the Company recognized service fees of $0.6 million and $0.4 million, respectively.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. The last sale of new equipment to RiRent by the Company was in October 2013. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received a dividend of €2.25 million ($2.8 million)from RiRent in December 2014. Indebtedness of RiRent is secured by the underlying leases and assets of RiRent. All such RiRent indebtedness is non-recourse to the Company and its partner. Under RiRent’s €2.0 million bank credit facility, the partners of RiRent have committed that RiRent will maintain an overall equity to asset ratio of at least 30.0% (RiRent's equity to asset ratio was 98.7% as of March 31, 2015).

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2015	2014
Land and land improvements	$57.5	$48.6
Buildings	252.8	252.0
Machinery and equipment	645.7	624.8
Equipment on operating lease to others	44.4	41.0
Construction in progress	49.0	21.9
	1,049.4	988.3
Less accumulated depreciation	(604.5)	(582.8)
	$444.9	$405.5

Depreciation expense was $16.2 million and $15.5 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense was $32.3 million and $31.2 million for the six months ended March 31, 2015 and 2014, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2015 and September 30, 2014 was $35.4 million and $32.6 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2015 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2014	$898.2	$106.1	$21.2	$1,025.5
Foreign currency translation	(32.2)	—	(0.3)	(32.5)
Net goodwill at March 31, 2015	$866.0	$106.1	$20.9	$993.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2015			September 30, 2014
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,798.1	$(932.1)	$866.0	$1,830.3	$(932.1)	$898.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	197.1	(175.9)	21.2
	$2,103.0	$(1,110.0)	$993.0	$2,135.5	$(1,110.0)	$1,025.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	March 31, 2015
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(25.8)	$29.6
Non-compete	10.5	56.4	(56.3)	0.1
Technology-related	11.9	103.9	(79.2)	24.7
Customer relationships	12.8	545.1	(360.5)	184.6
Other	16.6	16.6	(14.1)	2.5
	14.5	777.4	(535.9)	241.5
Non-amortizable trade names		387.0	—	387.0
		$1,164.4	$(535.9)	$628.5

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2015 and the five years succeeding September 30, 2015 are as follows: 2015 (remaining six months) - $25.8 million; 2016 - $52.1 million; 2017 - $46.0 million; 2018 - $38.1 million; 2019 - $36.7 million and 2020 - $10.9 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2015	2014
Senior Secured Term Loan	$385.0	$395.0
8½% Senior notes due March 2020	—	250.0
5.375% Senior notes due March 2022	250.0	250.0
5.375% Senior notes due March 2025	250.0	—
	885.0	895.0
Less current maturities	(20.0)	(20.0)
	$865.0	$875.0

Revolving Credit Facility	$13.7	$—
Current maturities of long-term debt	20.0	20.0
	$33.7	$20.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million effective January 26, 2015. At March 31, 2015, borrowings under the Revolving Credit Facility of $13.7 million and outstanding letters of credit of $75.9 million reduced available capacity under the Revolving Credit Facility to $760.4 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2015, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The interest rate on the borrowings outstanding under the Revolving Credit Facility at March 31, 2015 was 1.68%. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2015 was 1.67%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2015.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the outstanding 2017 Senior Notes at a price of 104.125%. On March 2, 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The Company used the net proceeds from the sale of the

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2025 Senior Notes, together with available cash, to redeem all of the outstanding 2020 Senior Notes at a price of 104.250%. The Company recognized approximately $14.7 million of expense associated with the 2025 Senior Notes transaction, comprised of unamortized debt issuance costs, call premium and third-party costs. Expenses related to the transaction are included in interest expense. Additionally, approximately $3.5 million of debt issuance costs were capitalized to prepaid assets in connection with the transaction. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

The 2022 Senior Notes and the 2025 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2022 Senior Notes and 2025 Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $259 million and $258 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2015	2014
Balance at beginning of period	$91.2	$101.3
Warranty provisions	19.5	20.1
Settlements made	(24.5)	(28.2)
Changes in liability for pre-existing warranties, net	(3.2)	0.9
Foreign currency translation	(1.6)	0.2
Balance at end of period	$81.4	$94.3

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, result of operations or cash flows. Accrued warranty expense as a percent of prior 12 months sales declined slightly from 1.32% at September 30, 2013 to 1.25% at March 31, 2015, generally due to favorable claims experience in the Company's non-defense segments.

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby at March 31, 2015 it guaranteed an aggregate of $469.6 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at March 31, 2015 was $123.2 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$4.8	$4.4	$4.6	$4.3
Provision for new credit guarantees	0.9	0.4	1.5	0.7
Settlements made	—	—	—	(0.1)
Changes for pre-existing guarantees, net	(0.5)	—	(0.4)	—
Amortization of previous guarantees	(0.9)	(0.4)	(1.3)	(0.5)
Foreign currency translation	—	—	(0.1)	—
Balance at end of period	$4.3	$4.4	$4.3	$4.4

11.    Shareholders' Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 10.0 million shares. Between February 4, 2014 and March 31, 2015, the Company repurchased 7,101,079 shares under this authorization at a cost of $338.6 million. As a result, the Company had 2,898,921 shares of Common Stock remaining under this repurchase authorization as of March 31, 2015. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At March 31, 2015, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $0.6 million. Net gains or losses related to hedge ineffectiveness were insignificant for the six month periods ended March 31, 2015 and 2014. Ineffectiveness is included in "Miscellaneous, net" in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At March 31, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $101.7 million in notional amounts, including $25.1 million in contracts to sell euro, $42.5 million in contracts to sell Australian dollars, $17.1 million in contracts to buy U.K. pound sterling, $8.1 million in contracts to buy Swedish krona and sell euro and $6.2 million in contracts to buy euro and sell Canadian dollars, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2015		September 30, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.6	$0.5	$3.4	$0.4

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31,		Six Months Ended March 31,
		2015	2014	2015	2014
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$5.4	$(1.4)	$8.8	$(0.9)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2015.

As of March 31, 2015, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$22.9	$—	$—	$22.9
Foreign currency exchange derivatives (b)	—	0.6	—	0.6

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.5	$—	$0.5
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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. At March 31, 2015, the Company had reserved 6,947,590 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2015 was $6.8 million ($4.3 million net of tax) and $13.3 million ($8.4 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 was $10.1 million ($6.4 million net of tax) and $16.0 million ($10.1 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$3.0	$2.8	$6.0	$5.6
Interest cost	4.5	4.4	9.0	8.8
Expected return on plan assets	(4.5)	(4.8)	(9.1)	(9.3)
Amortization of prior service cost	0.4	0.6	0.8	1.0
Curtailment	—	4.1	—	4.1
Amortization of net actuarial loss	0.6	0.3	1.3	0.5
Net periodic benefit cost	$4.0	$7.4	$8.0	$10.7

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost (income)
Service cost	$0.5	$0.6	$0.9	$1.2
Interest cost	0.4	0.5	0.8	1.0
Amortization of prior service cost	(0.3)	(0.4)	(0.5)	(0.8)
Curtailment	—	—	(3.4)	—
Amortization of net actuarial loss	0.1	—	0.1	0.1
Net periodic benefit cost (income)	$0.7	$0.7	$(2.1)	$1.5

The Company made contributions to fund benefit payments of $1.0 million and $1.0 million for the six months ended March 31, 2015 and 2014, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.0 million under these other post-employment benefit plans prior to the end of fiscal 2015.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Income Taxes

The Company's effective income tax rate was 35.7% and 24.6% of pre-tax income for the three months ended March 31, 2015 and 2014, respectively. Tax expense included net discrete tax benefits of 50 basis points and 1,120 basis points for the three months ended March 31, 2015 and 2014, respectively. Discrete tax benefits recorded in the three months ended March 31, 2014 included a reduction of a valuation allowance on net operating loss and deferred interest carryforwards following receipt of a favorable tax ruling from tax authorities in March 2014 totaling 1,300 basis points, partially offset by a provision for a state tax audit settlement totaling 180 basis points.

The Company's effective income tax rate was 34.2% and 27.6% of pre-tax income for the six months ended March 31, 2015 and 2014, respectively. Tax expense included net discrete tax benefits of 80 basis points and 710 basis points for the six months ended March 31, 2015 and 2014, respectively. Discrete tax benefits recorded in the six months ended March 31, 2015 included a 160 basis point benefit resulting from the December 2014 reinstatement of the U.S. research and development tax credit and net other discrete charges aggregating 80 basis points. Discrete tax benefits recorded in the six months ended March 31, 2014 included the benefit of a reduction of a valuation allowance on net operating loss and deferred interest carryforwards noted above totaling 700 basis points. Discrete tax charges related to a provision for a state tax audit settlement totaling 100 basis points were offset by net other discrete tax benefits aggregating 100 basis points.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $41.4 million and $32.8 million as of March 31, 2015 and September 30, 2014, respectively. As of March 31, 2015, net unrecognized tax benefits, excluding interest and penalties, of $23.7 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2015 and 2014, the Company recognized charges of $1.5 million and $1.7 million, respectively, related to interest and penalties. At March 31, 2015, the Company had accruals for the payment of interest and penalties of $19.0 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $15.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.4)	$(47.9)	$(92.3)	$(22.8)	$12.1	$(10.7)
Other comprehensive income (loss) before reclassifications	—	(53.1)	(53.1)	—	2.5	2.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	0.5	0.3	—	0.3
Net current period other comprehensive income (loss)	0.5	(53.1)	(52.6)	0.3	2.5	2.8
Balance at end of period	$(43.9)	$(101.0)	$(144.9)	$(22.5)	$14.6	$(7.9)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.2)	$(25.0)	$(69.2)	$(23.0)	$8.4	$(14.6)
Other comprehensive income (loss) before reclassifications	—	(76.0)	(76.0)	—	6.2	6.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	—	0.3	0.5	—	0.5
Net current period other comprehensive income (loss)	0.3	(76.0)	(75.7)	0.5	6.2	6.7
Balance at end of period	$(43.9)	$(101.0)	$(144.9)	$(22.5)	$14.6	$(7.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.1)	$(0.2)	$(0.3)	$(0.2)
Actuarial losses	(0.7)	(0.3)	(1.4)	(0.6)
Curtailment	—	—	1.2	—
Total before tax	(0.8)	(0.5)	(0.5)	(0.8)
Tax benefit	0.3	0.2	0.2	0.3
Net of tax	$(0.5)	$(0.3)	$(0.3)	$(0.5)

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$54.6	$71.5	$89.3	$126.4
Earnings allocated to participating securities	(0.1)	(0.3)	(0.2)	(0.5)
Earnings available to common shareholders	$54.5	$71.2	$89.1	$125.9

Basic Earnings Per Share:
Weighted-average common shares outstanding	78,007,479	84,036,403	78,433,035	84,681,375

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	78,007,479	84,036,403	78,433,035	84,681,375
Dilutive stock options and other equity-based compensation awards	1,102,424	1,679,070	1,103,796	1,591,580
Participating restricted stock	(115,163)	(208,409)	(112,237)	(201,872)
Diluted weighted-average common shares outstanding	78,994,740	85,507,064	79,424,594	86,071,083

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Stock options	1,144,416	—	1,156,103	422,000

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2015 and September 30, 2014, the estimated net liabilities for product and general liability claims totaled $39.9 million and $39.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $375.5 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $75.9 million at March 31, 2015.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$432.5	$—	$432.5	$421.0	$—	$421.0
Telehandlers	379.7	—	379.7	299.7	—	299.7
Other	169.6	—	169.6	145.3	—	145.3
Total access equipment	981.8	—	981.8	866.0	—	866.0

Defense	157.6	1.1	158.7	484.3	0.1	484.4

Fire & emergency	194.6	8.3	202.9	146.9	9.2	156.1

Commercial
Concrete placement	111.0	—	111.0	93.7	—	93.7
Refuse collection	76.7	—	76.7	60.6	—	60.6
Other	32.5	0.7	33.2	26.4	1.6	28.0
Total commercial	220.2	0.7	220.9	180.7	1.6	182.3
Intersegment eliminations	—	(10.1)	(10.1)	—	(10.9)	(10.9)
Consolidated sales	$1,554.2	$—	$1,554.2	$1,677.9	$—	$1,677.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31,
	2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$709.8	$—	$709.8	$737.5	$—	$737.5
Telehandlers	670.1	—	670.1	517.4	—	517.4
Other	318.6	—	318.6	279.7	—	279.7
Total access equipment	1,698.5	—	1,698.5	1,534.6	—	1,534.6

Defense	426.8	1.2	428.0	965.6	0.1	965.7

Fire & emergency	354.1	15.8	369.9	335.9	18.2	354.1

Commercial
Concrete placement	197.1	—	197.1	175.1	—	175.1
Refuse collection	166.3	—	166.3	141.4	—	141.4
Other	64.7	3.0	67.7	55.5	2.9	58.4
Total commercial	428.1	3.0	431.1	372.0	2.9	374.9
Intersegment eliminations	—	(20.0)	(20.0)	—	(21.2)	(21.2)
Consolidated sales	$2,907.5	$—	$2,907.5	$3,208.1	$—	$3,208.1

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Operating income (loss):
Access equipment	$136.9	$116.6	$214.1	$206.9
Defense	(12.0)	34.5	(2.2)	59.3
Fire & emergency	9.0	1.0	10.5	7.9
Commercial	8.6	5.4	21.0	15.6
Corporate	(32.8)	(38.1)	(68.1)	(73.7)
Intersegment eliminations	—	—	0.1	(0.1)
Consolidated	109.7	119.4	175.4	215.9
Interest expense, net of interest income	(28.2)	(26.5)	(41.8)	(42.2)
Miscellaneous other income (expense)	1.3	0.5	—	(1.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	$82.8	$93.4	$133.6	$172.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	September 30,
	2015	2014
Identifiable assets:
Access equipment:
U.S.	$2,299.4	$1,937.0
Europe (a)	555.0	727.5
Rest of the World	213.2	251.4
Total access equipment	3,067.6	2,915.9
Defense:
U.S.	291.9	275.1
Rest of the World	1.5	—
Total defense	293.4	275.1
Fire & emergency - U.S.	481.1	527.0
Commercial:
U.S.	415.7	394.5
Rest of the World (a)	36.4	35.5
Total commercial	452.1	430.0
Corporate:
U.S.	196.1	398.0
Rest of the World	65.6	40.7
Total corporate	261.7	438.7
Consolidated	$4,555.9	$4,586.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2015	2014
Net sales:
United States	$2,321.0	$2,452.8
Other North America	143.5	145.9
Europe, Africa and Middle East	229.6	332.7
Rest of the World	213.4	276.7
Consolidated	$2,907.5	$3,208.1

21.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

The 2022 Senior Notes and the 2025 Senior Notes are jointly, severally, fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s 100% owned existing and future subsidiaries that from time to time guarantee obligations under the Credit Agreement, with certain exceptions (the “Guarantors”).

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 30, 2014, the Company completed a holding company reorganization pursuant to which Oshkosh became the parent holding company for the Company's entire group of businesses, including the Company's defense business, which prior to the reorganization, Oshkosh operated directly. As part of the reorganization, Oshkosh formed a new, wholly-owned subsidiary, Oshkosh Defense, LLC ("Oshkosh Defense"), and Oshkosh Defense succeeded to the Company's defense business. As a result, Oshkosh Defense became a Guarantor of Oshkosh's obligations under the Credit Agreement, as well as the 2022 Senior Notes and 2025 Senior Notes. Historical information has been retroactively reclassified to reflect Oshkosh Defense as a Guarantor for all periods impacted.

Under the Indentures governing the 2022 Senior Notes and 2025 Senior Notes, a Guarantor’s guarantee of such Senior Notes will be automatically and unconditionally released and will terminate upon the following customary circumstances: (i) the sale of such Guarantor or substantially all of the assets of such Guarantor if such sale complies with the Indentures; (ii) if such Guarantor no longer guarantees certain other indebtedness of the Company; or (iii) the defeasance or satisfaction and discharge of the Indentures. The following condensed supplemental consolidating financial information reflects the summarized financial information of Oshkosh Corporation, the Guarantors on a combined basis and Oshkosh Corporation’s non-guarantor subsidiaries on a combined basis (in millions):

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,298.5	$277.9	$(22.2)	$1,554.2
Cost of sales	0.3	1,087.7	212.3	(21.9)	1,278.4
Gross income	(0.3)	210.8	65.6	(0.3)	275.8
Selling, general and administrative expenses	28.1	99.3	25.4	—	152.8
Amortization of purchased intangibles	—	9.9	3.4	—	13.3
Operating income (loss)	(28.4)	101.6	36.8	(0.3)	109.7
Interest expense	(74.6)	(13.1)	(0.4)	59.3	(28.8)
Interest income	0.4	16.0	43.5	(59.3)	0.6
Miscellaneous, net	10.0	(5.7)	(3.0)	—	1.3
Income (loss) before income taxes	(92.6)	98.8	76.9	(0.3)	82.8
Provision for (benefit from) income taxes	(29.0)	32.0	26.6	(0.1)	29.5
Income (loss) before equity in earnings of affiliates	(63.6)	66.8	50.3	(0.2)	53.3
Equity in earnings of consolidated subsidiaries	118.2	17.7	72.1	(208.0)	—
Equity in earnings of unconsolidated affiliates	—	—	1.3	—	1.3
Net income	54.6	84.5	123.7	(208.2)	54.6
Other comprehensive income (loss), net of tax	(52.6)	(1.5)	(42.1)	43.6	(52.6)
Comprehensive income	$2.0	$83.0	$81.6	$(164.6)	$2.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,429.1	$269.5	$(20.7)	$1,677.9
Cost of sales	0.7	1,190.4	216.0	(20.4)	1,386.7
Gross income	(0.7)	238.7	53.5	(0.3)	291.2
Selling, general and administrative expenses	34.1	102.5	21.4	—	158.0
Amortization of purchased intangibles	—	10.0	3.8	—	13.8
Operating income (loss)	(34.8)	126.2	28.3	(0.3)	119.4
Interest expense	(71.2)	(12.1)	(0.7)	57.0	(27.0)
Interest income	0.7	14.5	42.3	(57.0)	0.5
Miscellaneous, net	12.7	(41.4)	29.2	—	0.5
Income (loss) before income taxes	(92.6)	87.2	99.1	(0.3)	93.4
Provision for (benefit from) income taxes	(37.2)	35.1	25.1	(0.1)	22.9
Income (loss) before equity in earnings of affiliates	(55.4)	52.1	74.0	(0.2)	70.5
Equity in earnings of consolidated subsidiaries	126.9	35.1	36.9	(198.9)	—
Equity in earnings of unconsolidated affiliates	—	—	1.0	—	1.0
Net income	71.5	87.2	111.9	(199.1)	71.5
Other comprehensive income (loss), net of tax	2.8	1.4	1.1	(2.5)	2.8
Comprehensive income	$74.3	$88.6	$113.0	$(201.6)	$74.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,456.9	$492.7	$(42.1)	$2,907.5
Cost of sales	0.3	2,054.5	389.3	(42.1)	2,402.0
Gross income	(0.3)	402.4	103.4	—	505.5
Selling, general and administrative expenses	59.9	191.4	52.0	—	303.3
Amortization of purchased intangibles	—	19.7	7.1	—	26.8
Operating income (loss)	(60.2)	191.3	44.3	—	175.4
Interest expense	(132.4)	(25.9)	(0.9)	116.0	(43.2)
Interest income	0.9	31.3	85.2	(116.0)	1.4
Miscellaneous, net	18.2	(69.0)	50.8	—	—
Income (loss) before income taxes	(173.5)	127.7	179.4	—	133.6
Provision for (benefit from) income taxes	(57.6)	44.0	59.3	—	45.7
Income (loss) before equity in earnings of affiliates	(115.9)	83.7	120.1	—	87.9
Equity in earnings of consolidated subsidiaries	205.2	53.5	84.6	(343.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.4	—	1.4
Net income	89.3	137.2	206.1	(343.3)	89.3
Other comprehensive income (loss), net of tax	(75.7)	(4.2)	(71.9)	76.1	(75.7)
Comprehensive income	$13.6	$133.0	$134.2	$(267.2)	$13.6

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,771.2	$477.4	$(40.5)	$3,208.1
Cost of sales	1.2	2,323.8	377.0	(40.2)	2,661.8
Gross income	(1.2)	447.4	100.4	(0.3)	546.3
Selling, general and administrative expenses	66.0	188.1	48.6	—	302.7
Amortization of purchased intangibles	—	20.0	7.7	—	27.7
Operating income (loss)	(67.2)	239.3	44.1	(0.3)	215.9
Interest expense	(131.6)	(24.5)	(1.6)	114.5	(43.2)
Interest income	1.5	29.1	84.9	(114.5)	1.0
Miscellaneous, net	22.0	(70.5)	47.3	—	(1.2)
Income (loss) before income taxes	(175.3)	173.4	174.7	(0.3)	172.5
Provision for (benefit from) income taxes	(62.7)	63.0	47.4	(0.1)	47.6
Income (loss) before equity in earnings of affiliates	(112.6)	110.4	127.3	(0.2)	124.9
Equity in earnings of consolidated subsidiaries	239.0	51.3	79.3	(369.6)	—
Equity in earnings of unconsolidated affiliates	—	—	1.5	—	1.5
Net income	126.4	161.7	208.1	(369.8)	126.4
Other comprehensive income (loss), net of tax	6.7	(0.3)	6.5	(6.2)	6.7
Comprehensive income	$133.1	$161.4	$214.6	$(376.0)	$133.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$13.1	$5.7	$34.6	$—	$53.4
Receivables, net	31.2	762.2	246.2	(45.8)	993.8
Inventories, net	—	795.8	400.7	—	1,196.5
Other current assets	25.5	80.4	26.8	—	132.7
Total current assets	69.8	1,644.1	708.3	(45.8)	2,376.4
Investment in and advances to consolidated subsidiaries	5,491.2	1,052.3	(258.2)	(6,285.3)	—
Intercompany receivables	36.5	928.6	4,204.5	(5,169.6)	—
Intangible assets, net	—	1,005.5	616.0	—	1,621.5
Other long-term assets	116.3	225.3	216.4	—	558.0
Total assets	$5,713.8	$4,855.8	$5,487.0	$(11,500.7)	$4,555.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12.4	$487.6	$147.0	$(45.2)	$601.8
Customer advances	—	339.8	2.7	—	342.5
Other current liabilities	111.6	213.9	112.5	(0.6)	437.4
Total current liabilities	124.0	1,041.3	262.2	(45.8)	1,381.7
Long-term debt, less current maturities	865.0	—	—	—	865.0
Intercompany payables	2,743.8	2,385.5	40.3	(5,169.6)	—
Other long-term liabilities	83.0	189.6	138.6	—	411.2
Shareholders' equity	1,898.0	1,239.4	5,045.9	(6,285.3)	1,898.0
Total liabilities and shareholders' equity	$5,713.8	$4,855.8	$5,487.0	$(11,500.7)	$4,555.9

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(85.1)	$(20.6)	$35.0	$—	$(70.7)

Investing activities:
Additions to property, plant and equipment	(14.4)	(11.9)	(43.5)	—	(69.8)
Additions to equipment held for rental	—	—	(15.5)	—	(15.5)
Proceeds from sale of equipment held for rental	—	—	13.4	—	13.4
Intercompany investing	(19.0)	13.0	(19.0)	25.0	—
Other investing activities	(0.5)	(0.7)	(0.3)	—	(1.5)
Net cash provided (used) by investing activities	(33.9)	0.4	(64.9)	25.0	(73.4)

Financing activities:
Repayment of long-term debt	(260.0)	—	—	—	(260.0)
Proceeds from issuance of long-term debt	250.0	—	—	—	250.0
Proceeds under revolving credit facility	13.7	—	—	—	13.7
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Debt issuance costs	(15.4)	—	—	—	(15.4)
Proceeds from exercise of stock options	3.4	—	—	—	3.4
Dividends paid	(26.7)	—	—	—	(26.7)
Excess tax benefit from stock-based compensation	4.1	—	—	—	4.1
Intercompany financing	(30.7)	22.0	33.7	(25.0)	—
Net cash provided (used) by financing activities	(149.7)	22.0	33.7	(25.0)	(119.0)

Effect of exchange rate changes on cash	—	(0.8)	3.5	—	2.7
Increase (decrease) in cash and cash equivalents	(268.7)	1.0	7.3	—	(260.4)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$13.1	$5.7	$34.6	$—	$53.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(43.0)	$(88.0)	$76.7	$—	$(54.3)

Investing activities:
Additions to property, plant and equipment	(16.0)	(13.2)	(7.2)	—	(36.4)
Additions to equipment held for rental	—	—	(11.0)	—	(11.0)
Contribution to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of equipment held for rental	—	—	2.7	—	2.7
Intercompany investing	(0.1)	—	(57.7)	57.8	—
Other investing activities	(0.5)	—	0.1	—	(0.4)
Net cash provided (used) by investing activities	(18.5)	(13.2)	(73.1)	57.8	(47.0)

Financing activities:
Repayment of long-term debt	(705.0)	—	—	—	(705.0)
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Repurchases of Common Stock	(152.8)	—	—	—	(152.8)
Debt issuance costs	(18.8)	—	—	—	(18.8)
Proceeds from exercise of stock options	33.6	—	—	—	33.6
Dividends paid	(25.4)	—	—	—	(25.4)
Excess tax benefit from stock-based compensation	6.5	—	—	—	6.5
Intercompany financing	(46.3)	104.0	0.1	(57.8)	—
Net cash provided (used) by financing activities	(258.2)	104.0	0.1	(57.8)	(211.9)

Effect of exchange rate changes on cash	—	(0.1)	(0.2)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(319.7)	2.7	3.5	—	(313.5)
Cash and cash equivalents at beginning of period	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of period	$392.0	$5.4	$22.6	$—	$420.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award and international defense contract awards; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 28, 2015 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

Results for the second quarter of fiscal 2015 were in line with the Company's previous expectations despite foreign currency headwinds that increased throughout the quarter and adverse weather conditions experienced in the Northeast U.S. during the quarter. The Company expects to deliver a strong second half performance and earnings per share of $3.91 to $4.16 in fiscal 2015, up from earnings per share of $3.61 in fiscal 2014. Excluding costs related to the refinancing of the Company's 2020 Senior Notes and the other post-retirement curtailment gain recorded in the Company's defense segment in the first quarter of fiscal 2015, the Company continues to expect adjusted earnings per share in fiscal 2015 of approximately $4.00 to $4.25. The Company's fiscal 2015 adjusted earnings per share estimate range is in line with the Company's target earnings per share for fiscal 2015, which the Company first announced at its September 2012 Analyst Day.

The Company reported earnings per share of $0.69 in the second quarter of fiscal 2015. Results for the second quarter of fiscal 2015 included $14.7 million ($9.3 million, or $0.12 per share, after-tax) of debt extinguishment costs related to the refinancing of the Company's senior notes due 2020. Fiscal 2014 second quarter earnings per share of $0.83 included $11.0 million ($7.0 million, or $0.08 per share, after-tax) of debt extinguishment costs related to the refinancing of the Company's credit agreement and senior notes due 2017 and $4.1 million ($2.6 million, or $0.03 per share, after tax) of pension curtailment costs related to a planned workforce reduction that the Company announced in April 2014. Results for the second quarter of fiscal 2014 also included a tax benefit of $12.1 million ($0.14 per share) related to the reduction of a net operating loss valuation allowance upon securing a favorable tax ruling.

As the Company had expected, the Company reported lower earnings in the defense segment in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The lower earnings in the defense segment in the second quarter of fiscal 2015 were offset in part by higher earnings in each of the Company's non-defense segments. The Company believes that fiscal 2015 will be a trough year for the defense segment, as the fiscal 2015 U.S. federal budget that was passed in December 2014 and the proposed fiscal 2016 budget both contain higher funding levels for the Company's legacy programs than the fiscal 2014 U.S. federal budget. The Company also believes it will be successful in capturing a portion of the incremental new defense program opportunities it has been pursuing both internationally and domestically for fiscal 2016 and beyond. Earnings per share in the second quarter of fiscal 2015 benefited by $0.05 compared to the second quarter of fiscal 2014 as a result of share repurchases completed during the previous twelve months. Offsetting the benefit of the lower share count, the strengthening U.S. dollar negatively impacted fiscal 2015 second quarter results by $0.05 per share compared to the second quarter of fiscal 2014.

Consolidated net sales in the second quarter of fiscal 2015 were $1.55 billion, a decrease of 7.4% from the second quarter of fiscal 2014. Significantly lower defense segment sales, which the Company had expected, were offset in part by improved demand in each of the Company’s non-defense segments. Access equipment segment sales increased in all regions, except Latin America, on a constant currency basis. The Company also experienced double digit sales growth in the second quarter of fiscal 2015 for fire & emergency, concrete placement and refuse collection vehicle products compared to the second quarter of fiscal 2014. The strengthening U.S. dollar negatively impacted fiscal 2015 second quarter sales by $28.1 million compared to the second quarter of fiscal 2014.

Consolidated operating income in the second quarter of fiscal 2015 was $109.7 million, or 7.1% of sales, compared to $119.4 million, or 7.1% of sales, in the second quarter of fiscal 2014. Higher operating income in each of the Company’s non-defense segments during the current year quarter was not sufficient to fully offset the impact of lower sales in the Company’s defense segment. The strengthening U.S. dollar negatively impacted fiscal 2015 second quarter operating income by $3.4 million compared to the second quarter of fiscal 2014.

The Company continues to believe that full year consolidated net sales will decrease 3% to 5% in fiscal 2015 compared to fiscal 2014 due to substantially lower defense segment sales, resulting in consolidated net sales of between $6.5 billion and $6.6 billion. The Company expects consolidated operating income will be in the range of $513 million to $543 million, with earnings per share of approximately $3.91 to $4.16 assuming a full year average share count of approximately 79.5 million shares. Excluding costs related to the refinancing of the Company's 2020 Senior Notes and the other post-retirement curtailment gain recorded in the Company's defense segment in the first quarter of fiscal 2015, the Company continues to expect adjusted earnings per share in fiscal 2015 of approximately $4.00 to $4.25. The stronger U.S. dollar has put some pressure on expected results in the access equipment segment and to a lesser extent the commercial segment. The Company continues to believe it can deliver full year results that are largely in line with its previously communicated range for each of the four segments. The Company increased it estimated effective tax rate for fiscal 2015 to approximately 32%, reflecting the impact of a stronger U.S. dollar on pre-tax profit outside the U.S.

The Company anticipates that third quarter earnings per share will be the strongest quarter of fiscal 2015 and will be higher than earnings per share in the third quarter of fiscal 2014. The Company expects its fiscal 2015 third quarter earnings per share will be positively impacted by improved results in all of the Company's non-defense segments and the effect of a lower share count, partially offset by significantly lower defense segment earnings as a result of lower sales driven by a break in production on the Family of Heavy Tactical Vehicle ("FHTV") program that started at the beginning of the second quarter of fiscal 2015. The Company believes the break is temporary and that sales will resume in the fourth quarter of fiscal 2015 after a new contract relating to this program is expected to be finalized. The Company expects that defense segment results for the third quarter of fiscal 2015 will be similar to the second quarter of fiscal 2015.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2015	2014	2015	2014
Net sales:
Access equipment	$981.8	$866.0	$1,698.5	$1,534.6
Defense	158.7	484.4	428.0	965.7
Fire & emergency	202.9	156.1	369.9	354.1
Commercial	220.9	182.3	431.1	374.9
Intersegment eliminations	(10.1)	(10.9)	(20.0)	(21.2)
Consolidated	$1,554.2	$1,677.9	$2,907.5	$3,208.1

Second Quarter Fiscal 2015 Compared to 2014

Consolidated net sales decreased $123.7 million, or 7.4%, to $1.55 billion in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Significantly lower defense segment sales, which the Company had expected, were offset in part by improved demand in each of the Company’s non-defense segments. The strengthening U.S. dollar negatively impacted fiscal 2015 second quarter sales by $28.1 million compared to the second quarter of fiscal 2014.

Access equipment segment net sales increased $115.8 million, or 13.4%, to $981.8 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The improvement was largely the result of a double-digit increase in new equipment sales volume (up $123 million), primarily telehandlers in North America, and favorable aftermarket parts and services sales (up $17 million), offset in part by an unfavorable currency impact of $26.5 million as a result of the weakening of most major currencies against the U.S. dollar during the quarter compared to the prior year quarter. While the majority of the increase in sales in the second quarter of fiscal 2015 was in North America, the segment experienced higher volume in all regions of the world, except Latin America.

Defense segment net sales decreased $325.7 million, or 67.2%, to $158.7 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The decrease in sales was expected and was primarily due to lower sales to the DoD (down $286 million) stemming from the break in production on the FHTV program and lower Family of Medium Tactical Vehicle ("FMTV") requirements, as well as the absence of international sales of MRAP All-Terrain Vehicles ("M-ATV"). The Company made good progress during the second quarter of fiscal 2015 in its pursuit of additional international orders for M-ATVs and believes that it will secure meaningful orders for these vehicles by the end of fiscal 2015. These orders would support the international sales assumption included in the Company's fiscal 2015 estimate range, as well as benefit fiscal 2016 and fiscal 2017.

Fire & emergency segment net sales increased $46.8 million, or 30.0%, to $202.9 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase in sales primarily reflected higher fire apparatus and aircraft rescue and firefighting vehicle shipments, both domestically and internationally, and a shift to higher content units. Production delays negatively impacted sales in the second quarter of fiscal 2014.

Commercial segment net sales increased $38.6 million, or 21.2%, to $220.9 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase in sales was primarily attributable to higher concrete mixer and refuse collection vehicle unit volume (up $13 million) and the sale of higher content units, including units with both chassis and bodies (up $18 million).

First Six Months of Fiscal 2015 Compared to 2014

Consolidated net sales decreased $300.6 million, or 9.4%, to $2.91 billion in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. Significantly lower defense segment sales, which the Company had expected, were offset in part by improved demand in each of the Company’s non-defense segments.

Access equipment segment net sales increased $163.9 million, or 10.7%, to $1.70 billion in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The improvement in sales was principally the result of an increase in telehandler unit volume in North America, offset in part by lower aerial work platform unit volume and an unfavorable currency impact of $34.7 million as a result of the weakening of most major currencies against the U.S. dollar during the period. The increase in North American telehandler sales was due in part to shipments ahead of price increases related to Tier 4 engine emissions standards changes. Similarly, price increases related to Tier 4 engine emissions standards changes for aerial work platforms drove higher demand for those products in the first six months of fiscal 2014. While the majority of the increase in sales in the first six months of fiscal 2015 was in North America, the segment experienced higher volume in all regions of the world, except Latin America.

Defense segment net sales decreased $537.7 million, or 55.7%, to $428.0 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The decrease in sales was expected and was primarily due to lower sales to the DoD (down $433 million) as well as the absence of international sales of M-ATVs.

Fire & emergency segment net sales increased $15.8 million, or 4.5%, to $369.9 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The increase in sales primarily reflected improved pricing and a sales mix shift to higher content units.

Commercial segment net sales increased $56.2 million, or 15.0%, to $431.1 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The increase in sales was primarily attributable to higher concrete mixer and refuse collection vehicle unit volume (up $24 million), the sale of higher content units, including units with both chassis and bodies (up $16 million), and improved aftermarket parts and service sales.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2015	2014	2015	2014
Cost of sales:
Access equipment	$767.9	$670.6	$1,335.6	$1,182.7
Defense	153.8	431.4	394.8	866.9
Fire & emergency	177.5	139.7	326.5	314.5
Commercial	188.8	155.0	364.8	317.1
Intersegment eliminations	(9.6)	(10.0)	(19.7)	(19.4)
Consolidated	$1,278.4	$1,386.7	$2,402.0	$2,661.8

Second Quarter Fiscal 2015 Compared to 2014

Consolidated cost of sales was $1.28 billion, or 82.3% of sales, in the second quarter of fiscal 2015 compared to $1.39 billion, or 82.6% of sales, in the second quarter of fiscal 2014. The 30 basis point decline in cost of sales as a percentage of sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to favorable segment sales mix (150 basis points), driven by the decline in the defense segment sales volume, and a favorable vendor recovery settlement in the access equipment segment (50 basis points), offset in part by adverse production absorption in the defense segment (160 basis points).

Access equipment segment cost of sales was $767.9 million, or 78.2% of sales, in the second quarter of fiscal 2015 compared to $670.6 million, or 77.4% of sales, in the second quarter of fiscal 2014. The 80 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was generally due to a higher concentration of less profitable telehandler sales (140 basis points), offset in part by a favorable vendor recovery settlement (80 basis points).

Defense segment cost of sales was $153.8 million, or 97.0% of sales, in the second quarter of fiscal 2015 compared to $431.4 million, or 89.1% of sales, in the second quarter of fiscal 2014. The 790 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to adverse production absorption (550 basis points) as a result of significantly lower sales and flat new product development spending on lower sales (420 basis points), offset in part by favorable product mix (120 basis points).

Fire & emergency segment cost of sales was $177.5 million, or 87.5% of sales, in the second quarter of fiscal 2015 compared to $139.7 million, or 89.4% of sales, in the second quarter of fiscal 2014. The 190 basis point decline in cost of sales as a percent of sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was attributable to improved product mix (140 basis points) and flat new product development spending on higher sales (120 basis points). Higher pricing in the segment during the second quarter of fiscal 2015 was offset by increases in material and production costs.

Commercial segment cost of sales was $188.8 million, or 85.4% of sales, in the second quarter of fiscal 2015 compared to $155.0 million, or 85.0% of sales, in the second quarter of fiscal 2014. The 40 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to higher material costs (40 basis points), offset in part by improved product mix (20 basis points).

First Six Months of Fiscal 2015 Compared to 2014

Consolidated cost of sales was $2.40 billion, or 82.6% of sales, in the first six months of fiscal 2015 compared to $2.66 billion, or 83.0% of sales, in the first six months of fiscal 2014. The 40 basis point decline in cost of sales as a percentage of sales in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to favorable segment sales mix (150 basis points), driven by the decline in the defense segment sales volume, offset in part by adverse production absorption in the defense segment (90 basis points) and higher new product development spending (50 basis points).

Access equipment segment cost of sales of $1.34 billion, or 78.6% of sales, in the first six months of fiscal 2015 was higher as a percent of sales compared to $1.18 billion, or 77.1% of sales, in the first six months of fiscal 2014. The 150 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was generally due to a higher concentration of less profitable telehandler sales (200 basis points), offset in part by a favorable vendor recovery settlement (50 basis points).

Defense segment cost of sales was $394.8 million, or 92.3% of sales, in the first six months of fiscal 2015 compared to $866.9 million, or 89.8% of sales, in the first six months of fiscal 2014. The 250 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to adverse production absorption (320 basis points) as a result of significantly lower sales and flat new product development spending on lower sales (290 basis points), offset in part by favorable product mix (240 basis points) and the combined impact of pension and OPEB curtailments in the first quarter of fiscal 2015 and the second quarter of fiscal 2014 (110 basis points).

Fire & emergency segment cost of sales was $326.5 million, or 88.3% of sales, in the first six months of fiscal 2015 compared to $314.5 million, or 88.8% of sales, in the first six months of fiscal 2014. The 50 basis point decline in cost of sales as a percent of sales in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was attributable to improved product mix (90 basis points). Higher pricing in the segment during the first six months of fiscal 2015 was offset by increases in material and production costs.

Commercial segment cost of sales was $364.8 million, or 84.6% of sales, in the first six months of fiscal 2015 compared to $317.1 million, or 84.6% of sales, in the first six months of fiscal 2014. Favorable warranty performance (90 basis points), was offset entirely by material cost increases (50 basis points) and higher production costs associated with a ramp-up in production (40 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2015	2014	2015	2014
Operating income (loss):
Access equipment	$136.9	$116.6	$214.1	$206.9
Defense	(12.0)	34.5	(2.2)	59.3
Fire & emergency	9.0	1.0	10.5	7.9
Commercial	8.6	5.4	21.0	15.6
Corporate	(32.8)	(38.1)	(68.1)	(73.7)
Intersegment eliminations	—	—	0.1	(0.1)
Consolidated	$109.7	$119.4	$175.4	$215.9

Second Quarter Fiscal 2015 Compared to 2014

Consolidated operating income decreased 8.1% to $109.7 million, or 7.1% of sales, in the second quarter of fiscal 2015 compared to $119.4 million, or 7.1% of sales, in the second quarter of fiscal 2014. Higher operating income in each of the Company’s non-defense segments during the current year quarter was not sufficient to fully offset the impact of lower sales in the Company’s defense segment.

Access equipment segment operating income increased 17.4% to $136.9 million, or 13.9% of sales, in the second quarter of fiscal 2015 compared to $116.6 million, or 13.5% of sales, in the second quarter of fiscal 2014. The increase in operating income was primarily the result of the gross profit associated with the higher sales volume (up $32 million) and a favorable vendor recovery settlement of $7.8 million, offset in part by adverse product mix (down $6 million) and unfavorable currency impacts of $3.3 million.

The defense segment recorded an operating loss of $12.0 million, or 7.5% of sales, in the second quarter of fiscal 2015 compared to operating income of $34.5 million, or 7.1% of sales, in the second quarter of fiscal 2014. The decrease in operating performance was largely due to the gross profit associated with the lower sales volume.

Fire & emergency segment operating income increased 750.1% to $9.0 million, or 4.4% of sales, in the second quarter of fiscal 2015 compared to $1.0 million, or 0.7% of sales, in the second quarter of fiscal 2014. The increase in operating income was largely due to the gross profit associated with the higher sales volume (up $4 million).

Commercial segment operating income increased 59.9% to $8.6 million, or 3.9% of sales, in the second quarter of fiscal 2015 compared to $5.4 million, or 3.0% of sales, in the second quarter of fiscal 2014. The increase in operating income was primarily a result of the gross profit associated with the higher sales volume (up $5 million), offset in part by investments in MOVE initiatives.

Corporate operating expenses decreased $5.3 million to $32.8 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The decrease in corporate operating expenses in the second quarter of fiscal 2015 was primarily due to lower share-based compensation expense, largely as a result of higher variable, share-based compensation in the second quarter of fiscal 2014 due to a significant increase in the Company’s share price.

Consolidated selling, general and administrative expenses decreased 3.3% to $152.8 million, or 9.8% of sales, in the second quarter of fiscal 2015 compared to $158.0 million, or 9.4% of sales, in the second quarter of fiscal 2014. The decrease in selling, general and administrative expenses was due to lower incentive bonuses (down $4 million) and share-based compensation expense (down $3 million), offset in part by higher information technology spending (up $3 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a greater mix of sales from the Company's non-defense segments, which have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative expenses as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing expenses and has operations/locations primarily in the United States, compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs, and operations/locations in various regions of the world.

First Six Months Fiscal 2015 Compared to 2014

Consolidated operating income decreased 18.8% to $175.4 million, or 6.0% of sales, in the first six months of fiscal 2015 compared to $215.9 million, or 6.7% of sales, in the first six months of fiscal 2014. Higher operating income in each of the Company’s non-defense segments was not sufficient to offset the impact of lower sales in the Company’s defense segment.

Access equipment segment operating income increased 3.5% to $214.1 million, or 12.6% of sales, in the first six months of fiscal 2015 compared to $206.9 million, or 13.5% of sales, in the first six months of fiscal 2014. The increase in operating income was primarily the result of the gross profit associated with the higher sales volume (up $47 million), offset in part by adverse product mix (down $21 million), higher operating costs in support of ongoing MOVE initiatives (up $10 million) and unfavorable currency impacts of $4.7 million. Results for the first six months of fiscal 2015 benefited from a $7.8 million vendor recovery settlement. Results for the first six months of fiscal 2014 benefited by $7.5 million as a result of reaching an agreement on the final pricing of a multi-year U.S. military contract.

The defense segment recorded an operating loss of $2.2 million, or 0.5% of sales, in the first six months of fiscal 2015 compared to operating income of $59.3 million, or 6.1% of sales, in the first six months of fiscal 2014. The decrease in operating performance was largely due to lower gross profit associated with the lower sales volume. Results in the first six months of fiscal 2015 benefited from a $3.4 million OPEB curtailment gain associated with the reduction in other post employment benefit liability due to the December 2014 workforce reduction action in the defense segment. Results in the first six months of fiscal 2014 were adversely impacted by a $4.1 million pension curtailment charge resulting from the April 2014 workforce reduction action in the defense segment.

Fire & emergency segment operating income increased 32.5% to $10.5 million, or 2.8% of sales, in the first six months of fiscal 2015 compared to $7.9 million, or 2.2% of sales, in the first six months of fiscal 2014. The increase in operating income was primarily the result of improved product mix.

Commercial segment operating income increased 34.4% to $21.0 million, or 4.9% of sales, in the first six months of fiscal 2015 compared to $15.6 million, or 4.2% of sales, in the first six months of fiscal 2014. The increase in operating income was primarily a result of the gross profit associated with the higher sales volume (up $8 million) and favorable warranty performance, offset in part by investments in MOVE initiatives.

Corporate operating expenses decreased $5.6 million to $68.1 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The decrease in corporate operating expenses in the first six months of fiscal 2015 was primarily due to lower share-based compensation expense, largely as a result of higher variable, share-based compensation in the first six months of fiscal 2014 due to an increase in the Company’s share price.

Consolidated selling, general and administrative expenses increased 0.2% to $303.3 million, or 10.4% of sales, in the first six months of fiscal 2015 compared to $302.7 million, or 9.4% of sales, in the first six months of fiscal 2014. The increase in selling, general and administrative expenses was largely the result of higher information technology spending (up $5 million), offset in part by a decrease in share-based compensation expense (down $3 million). The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to the shift in sales to non-defense segments, which have higher selling, general and administrative expenses as a percentage of sales compared to the Company's defense segment.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2015 Compared to 2014

Interest expense net of interest income increased $1.7 million to $28.2 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The Company incurred $14.7 million and $11.0 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during the second quarter of fiscal 2015 and 2014, respectively.

Other miscellaneous income of $1.3 million in the second quarter of fiscal 2015 and $0.5 million in the second quarter of fiscal 2014 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $29.5 million in the second quarter of fiscal 2015, or 35.7% of pre-tax income, compared to $22.9 million, or 24.6% of pre-tax income in the second quarter of fiscal 2014. Results for the second quarter of fiscal 2014 were favorably impacted by $10.4 million (1,120 basis points) of discrete tax benefits, including a $12.1 million (1,300 basis points) benefit due to a reduction in a valuation allowance on net operating loss and deferred interest carryforwards upon securing a favorable tax ruling and a $1.7 million charge (180 basis points) related to settlement of a state tax audit.

Equity in earnings of unconsolidated affiliates of $1.3 million in the second quarter of fiscal 2015 and $1.0 million in the second quarter of fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2015 Compared to 2014

Interest expense net of interest income decreased $0.4 million to $41.8 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The Company incurred $14.7 million and $11.0 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during the first six months of fiscal 2015 and 2014, respectively. Lower interest rates on outstanding unsecured senior notes after the Company refinanced the senior notes due in 2017 in the second quarter of fiscal 2014 mitigated the impact of the higher debt refinancing costs.

Other miscellaneous expense of $1.2 million in the first six months of fiscal 2014 primarily related to net foreign currency transaction gains and losses.

The Company recorded a provision for income taxes of $45.7 million in the first six months of fiscal 2015, or 34.2% of pre-tax income compared to $47.6 million, or 27.6% of pre-tax income, in the first six months of fiscal 2014. Results for the first six months of fiscal 2015 were impacted by discrete tax benefits of $2.1 million (160 basis points) resulting from the reinstatement of the U.S. research and development tax credit and discrete tax charges of $1.0 million (80 basis points). Results for the first six months of fiscal 2014 were favorably impacted by discrete tax benefits of $12.1 million (700 basis points) resulting from the reduction in a valuation allowance on net operating loss and deferred interest carryforwards noted above and other discrete tax benefits of $1.8 million (100 basis points). Results for the first six months of fiscal 2014 were adversely impacted in the period by a $1.7 million charge (100 basis points) related to settlement of a state tax audit.

Equity in earnings of unconsolidated affiliates of $1.4 million in the first six months of fiscal 2015 and $1.5 million in the first six months of fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2015

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2015	2014
Cash and cash equivalents	$53.4	$313.8
Total debt	898.7	895.0
Shareholders’ equity	1,898.0	1,985.0
Total capitalization (debt plus equity)	2,796.7	2,880.0
Debt to total capitalization	32.1%	31.1%

The Company expects cash from operating activities to be its primary source of funding for its operations. The Company expects to generate positive operating cash flows in the second half of fiscal 2015 as a result of expected higher earnings compared to the first half of the fiscal year and as seasonal inventory levels decline in the Company's non-defense segments. At March 31, 2015, the Company had cash and cash equivalents of $53.4 million, of which approximately 73% was located outside the United States. The Company expects to meet its fiscal 2015 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $760.4 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31, 2015. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization ratio was 32.1% at March 31, 2015, which was within the Company's targeted range. The Company did not repurchase shares of its Common Stock during the second quarter of fiscal 2015. As of March 31, 2015, the Company had 2.9 million shares of Common Stock remaining under a 10.0 million share repurchase authorization approved by the Company's Board of Directors in February 2014.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 50 days at September 30, 2014 to 54 days at March 31, 2015. Days sales outstanding for segments other than the defense segment increased from 54 days at September 30, 2014 to 56 days at March 31, 2015. The increase in consolidated days sales outstanding was primarily due to an increase in accounts receivable in the access equipment segment at March 31, 2015 as a result of a larger concentration of sales in the last month of the fiscal 2015 second quarter. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.8 times at September 30, 2014 to 4.7 times at March 31, 2015 as a result of the decline in defense segment sales as well as the Company's decision to build inventory in its non-defense segments in advance of the 2015 seasonal selling season.

Cash Flows

Operating Cash Flows

Operating activities resulted in a net use of cash of $70.7 million in the first six months of fiscal 2015 compared to a net use of cash of $54.3 million in the first six months of fiscal 2014. The decrease in cash generated from operating activities was primarily due to the decline in net income. The Company expects to generate positive operating cash flows in the second half of fiscal 2015 as a result of expected higher earnings compared to the first half of the fiscal year and as seasonal inventory levels decline in the Company's non-defense segments.

Investing Cash Flows

Net cash used in investing activities in the first six months of fiscal 2015 was $73.4 million compared to $47.0 million in the first six months of fiscal 2014. Capital spending, excluding equipment held for rental, of $69.8 million in the first six months of fiscal 2015 reflected an increase of $33.4 million compared to capital spending in the first six months of fiscal 2014 as a result of investments in the Company's vertical integration strategy and global information systems replacement initiative. In fiscal 2015, the Company expects capital spending to increase to approximately $150 million largely as a result of the continued investment in the Company's vertical integration strategy, tooling related to anticipated new product launches and higher information systems expenditures.

Financing Cash Flows

Financing activities resulted in a net use of cash of $119.0 million in the first six months of fiscal 2015 compared to a net use of cash of $211.9 million in the first six months of fiscal 2014. In the first six months of fiscal 2015 and 2014, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $88.1 million and $152.8 million, respectively. The Company expects to continue to repurchase shares of its Common Stock in fiscal 2015, subject to maintaining prudent leverage, the price of the Common Stock and repurchase authorization limits.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $53.4 million (of which approximately 73% was located outside the United States), the Company had $760.4 million of unused availability under the Revolving Credit Facility as of March 31, 2015. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2015 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

On March 2, 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The Company used the net proceeds from the sale of the 2025 Senior Notes, together with available cash, to redeem all of the outstanding 2020 Senior Notes at a price of 104.250%.

The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

The 2022 Senior Notes and the 2025 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2022 Senior Notes and 2025 Senior Notes. See Note 21 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2015.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 15% of the Company’s net sales in the first six months of fiscal 2015. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2015 decreased 18.0% to $2.24 billion compared to $2.73 billion at March 31, 2014 primarily due to a significant decline in defense segment backlog as a result of reduced orders from the DoD. Access equipment segment backlog decreased 10.0% to $654.1 million at March 31, 2015 compared to $726.5 million at March 31, 2014, which the Company believes is due to the timing of orders from the North American national rental companies. The weakening of most major currencies against the U.S. dollar compared to the prior year reduced access equipment segment backlog by $26.3 million, or 3.6%. Defense segment backlog decreased 53.8% to $573.9 million at March 31, 2015 compared to $1.24 billion at March 31, 2014 largely due to fulfillment of FMTV contract shipments, the break in production on the FHTV program and a lower DoD budget for tactical wheeled vehicles. Fire & emergency segment backlog increased 34.1% to $716.1 million at March 31, 2015 compared to $534.1 million at March 31, 2014 generally due to an improvement in the domestic fire apparatus market. Commercial segment backlog increased 30.0% to $291.8 million at March 31, 2015 compared to $224.5 million at March 31, 2014 on a stronger refuse collection vehicle backlog. Unit backlog for concrete mixers was down 4.9% at March 31, 2015 compared to March 31, 2014. Unit backlog for refuse collection vehicles was up 77.6% at March 31, 2015 compared to March 31, 2014.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 21% of the Company’s March 31, 2015 backlog is not expected to be filled in fiscal 2015.

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

	Fiscal 2015 Expectations
	Low	High

Adjusted operating income (non-GAAP)	$510.0	$540.0
OPEB curtailment gain	3.4	3.4
Operating income (GAAP)	$513.4	$543.4

Adjusted earnings per share-diluted (non-GAAP)	$4.00	$4.25
OPEB curtailment gain, net of tax	0.03	0.03
Debt extinguishment costs, net of tax	(0.12)	(0.12)
Earnings per share-diluted (GAAP)	$3.91	$4.16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2014, have not materially changed since that report was filed.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through an investment in a joint venture in Mexico. International sales comprised approximately 20% of overall net sales for the first six months of fiscal 2015, of which approximately 68% involved exports from the U.S. The majority of export sales in fiscal 2014 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At March 31, 2015, the Company was managing $102.3 million (notional) of foreign currency contracts, including $101.7 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts as of March 31, 2015 will settle within 45 days.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On February 4, 2014, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock from the then remaining 1,787,199 shares of Common Stock to 10,000,000 shares of Common Stock. As of March 31, 2015, the Company had repurchased 7,101,079 shares of Common Stock under this authorization. As a result, 2,898,921 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2015. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the second quarter of fiscal 2015.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. In addition, the Company's credit agreement limits the amount of dividends and other distributions, including repurchases of shares of Common Stock, the Company may pay on or after March 3, 2010 to (i) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; plus (ii) 100% of the aggregate net proceeds received by the Company subsequent to March 3, 2010 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indentures for its senior notes due 2022 and senior notes due 2025 also contain restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

4.1
Indenture, dated March 2, 2015, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-31371)).

4.2
Registration Rights Agreement, dated March 2, 2015, by and among the Company, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 28, 2015	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

April 28, 2015	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 28, 2015	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

4.1
Indenture, dated March 2, 2015, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-31371)).

4.2
Registration Rights Agreement, dated March 2, 2015, by and among the Company, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-31371)).

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.