Form 10-Q
period 2015-06-30
OSHKOSH CORP
filed 2015-07-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of July 23, 2015, 78,318,396 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,612.3	$1,932.4	$4,519.8	$5,140.5
Cost of sales	1,328.3	1,585.5	3,730.3	4,247.3
Gross income	284.0	346.9	789.5	893.2

Operating expenses:
Selling, general and administrative	134.2	158.7	437.5	461.4
Amortization of purchased intangibles	13.2	13.9	40.0	41.6
Total operating expenses	147.4	172.6	477.5	503.0
Operating income	136.6	174.3	312.0	390.2

Other income (expense):
Interest expense	(13.2)	(14.1)	(56.4)	(57.3)
Interest income	0.6	0.4	2.0	1.4
Miscellaneous, net	(0.2)	0.8	(0.2)	(0.4)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	123.8	161.4	257.4	333.9
Provision for income taxes	34.8	56.0	80.5	103.6
Income before equity in earnings (losses) of unconsolidated affiliates	89.0	105.4	176.9	230.3
Equity in earnings (losses) of unconsolidated affiliates	0.9	(0.3)	2.3	1.2
Net income	$89.9	$105.1	$179.2	$231.5

Earnings per share attributable to common shareholders:
Basic	$1.15	$1.24	$2.28	$2.72
Diluted	1.13	1.22	2.25	2.68

Cash dividends declared per share on Common Stock	$0.17	$0.15	$0.51	$0.45

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$89.9	$105.1	$179.2	$231.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.7	(4.1)	1.0	(3.6)
Currency translation adjustments	13.2	(0.6)	(62.8)	5.6
Derivative instruments	(0.1)	—	(0.1)	—
Total other comprehensive income (loss), net of tax	13.8	(4.7)	(61.9)	2.0
Comprehensive income	$103.7	$100.4	$117.3	$233.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46.2	$313.8
Receivables, net	1,012.0	974.9
Inventories, net	1,352.2	960.9
Deferred income taxes, net	69.6	66.3
Prepaid income taxes	20.2	22.7
Other current assets	43.8	45.7
Total current assets	2,544.0	2,384.3
Investment in unconsolidated affiliates	16.6	21.1
Property, plant and equipment, net	455.7	405.5
Goodwill	1,002.0	1,025.5
Purchased intangible assets, net	619.6	657.9
Other long-term assets	91.3	92.4
Total assets	$4,729.2	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$40.0	$20.0
Accounts payable	640.5	586.7
Customer advances	399.4	310.1
Payroll-related obligations	112.7	147.2
Accrued warranty	78.6	91.2
Other current liabilities	194.2	156.4
Total current liabilities	1,465.4	1,311.6
Long-term debt, less current maturities	860.0	875.0
Deferred income taxes, net	121.2	125.0
Other long-term liabilities	285.0	290.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	770.8	758.0
Retained earnings	1,979.3	1,840.1
Accumulated other comprehensive loss	(131.1)	(69.2)
Common Stock in treasury, at cost (13,784,894 and 12,256,103 shares, respectively)	(622.3)	(544.8)
Total shareholders’ equity	1,997.6	1,985.0
Total liabilities and shareholders' equity	$4,729.2	$4,586.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	231.5	—	—	231.5
Employee pension and postretirement benefits, net of tax of $2.1	—	—	—	(3.6)	—	(3.6)
Currency translation adjustments, net	—	—	—	5.6	—	5.6
Cash dividends ($0.45 per share)	—	—	(38.1)	—	—	(38.1)
Repurchases of Common Stock	—	—	—	—	(152.8)	(152.8)
Exercise of stock options	—	6.3	—	—	44.1	50.4
Stock-based compensation expense	—	15.8	—	—	—	15.8
Excess tax benefit from stock-based compensation	—	6.3	—	—	—	6.3
Payment of earned performance shares	—	(2.7)	—	—	2.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(2.2)	(2.2)
Other	—	(0.3)	—	—	0.6	0.3
Balance at June 30, 2014	$0.9	$751.0	$1,774.9	$(12.6)	$(293.2)	$2,221.0

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	179.2	—	—	179.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.0	—	1.0
Currency translation adjustments, net	—	—	—	(62.8)	—	(62.8)
Cash dividends ($0.51 per share)	—	—	(40.0)	—	—	(40.0)
Repurchases of Common Stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	—	—	—	7.3	7.3
Stock-based compensation expense	—	16.4	—	—	—	16.4
Excess tax benefit from stock-based compensation	—	4.2	—	—	—	4.2
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.9)	(4.9)
Derivative instruments, net	—	—	—	(0.1)	—	(0.1)
Other	—	(0.4)	—	—	0.8	0.4
Balance at June 30, 2015	$0.9	$770.8	$1,979.3	$(131.1)	$(622.3)	$1,997.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Nine Months Ended June 30,
	2015	2014
Operating activities:
Net income	$179.2	$231.5
Depreciation and amortization	94.1	95.2
Stock-based compensation expense	16.4	15.8
Deferred income taxes	(7.1)	(39.2)
Foreign currency transaction (gains) losses	7.9	(3.8)
Other non-cash adjustments	5.9	6.3
Changes in operating assets and liabilities	(333.0)	(236.4)
Net cash provided (used) by operating activities	(36.6)	69.4

Investing activities:
Additions to property, plant and equipment	(100.0)	(54.6)
Additions to equipment held for rental	(19.8)	(15.9)
Acquisition of business, net of cash acquired	(8.8)	—
Contribution to rabbi trust	—	(1.9)
Proceeds from sale of equipment held for rental	25.5	5.5
Other investing activities	(0.7)	(1.0)
Net cash used by investing activities	(103.8)	(67.9)

Financing activities:
Repayment of long-term debt	(265.0)	(705.0)
Proceeds from issuance of long-term debt	250.0	650.0
Proceeds under revolving credit facility	20.0	—
Repurchases of Common Stock	(88.1)	(152.8)
Debt issuance costs	(15.5)	(19.1)
Proceeds from exercise of stock options	7.3	50.4
Dividends paid	(40.0)	(38.1)
Excess tax benefit from stock-based compensation	4.3	6.1
Net cash used by financing activities	(127.0)	(208.5)

Effect of exchange rate changes on cash	(0.2)	(0.8)
Decrease in cash and cash equivalents	(267.6)	(207.8)
Cash and cash equivalents at beginning of period	313.8	733.5
Cash and cash equivalents at end of period	$46.2	$525.7

Supplemental disclosures:
Cash paid for interest	$31.9	$34.2
Cash paid for income taxes	60.5	27.3

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has proposed a deferral of the effective date of the new revenue recognition standard by one year from its original effective date, which is expected to result in the new standard becoming effective for fiscal years and interim periods beginning after December 31, 2017. Entities would have the option to adopt the revenue recognition standard one year earlier under the FASB's proposed update. The Company is currently evaluating the impact of ASU No. 2014-09 on the Company’s financial statements.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2015	2014
U.S. government:
Amounts billed	$27.0	$80.4
Costs and profits not billed	47.8	21.3
	74.8	101.7
Other trade receivables	883.3	848.9
Finance receivables	1.8	2.0
Notes receivable	32.5	25.6
Other receivables	57.9	34.0
	1,050.3	1,012.2
Less allowance for doubtful accounts	(20.1)	(21.8)
	$1,030.2	$990.4

Costs and profits not billed include undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. During the nine months ended June 30, 2014, the Company recorded revenue of $7.5 million related to changes in estimates on undefinitized contracts. The change increased net income by $4.7 million, or $0.05 per share, for the nine months ended June 30, 2014.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2015	2014
Current receivables	$1,012.0	$974.9
Long-term receivables	18.2	15.5
	$1,030.2	$990.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	2.2

Receivables on nonaccrual status	1.3	1.3	18.7	18.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	0.5	0.7	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	1.3	1.3	32.5	25.6
Allowance for doubtful accounts	—	—	(12.5)	(13.6)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2015, approximately 82% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At June 30, 2015, restructured finance and notes receivables were $0.5 million and $15.8 million, respectively. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2015 and 2014, respectively. The Company agreed to restructure a note receivable with a customer in December 2014. Under the terms of the restructured note, the maturity date was changed from June 30, 2017 to December 31, 2019. The restructured note requires the customer to make semi-annual payments of principal and interest with a balloon payment due at maturity, consistent with the previous note. At June 30, 2015, the outstanding balance of the restructured note, net of reserves, was $3.3 million.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$12.1	$9.1	$21.2	$0.2	$13.8	$10.0	$24.0
Provision for doubtful accounts, net of recoveries	—	—	0.2	0.2	(0.1)	—	(0.3)	(0.4)
Charge-off of accounts	—	—	(1.7)	(1.7)	—	—	(0.1)	(0.1)
Foreign currency translation	—	0.4	—	0.4	—	—	0.4	0.4
Allowance for doubtful accounts at end of period	$—	$12.5	$7.6	$20.1	$0.1	$13.8	$10.0	$23.9

	Nine Months Ended June 30, 2015				Nine Months Ended June 30, 2014
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$13.6	$8.2	$21.8	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	—	0.1	1.4	1.5	0.1	2.8	0.8	3.7
Charge-off of accounts	—	—	(1.9)	(1.9)	—	(0.1)	(0.2)	(0.3)
Foreign currency translation	—	(1.2)	(0.1)	(1.3)	—	0.1	—	0.1
Allowance for doubtful accounts at end of period	$—	$12.5	$7.6	$20.1	$0.1	$13.8	$10.0	$23.9

4.    Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2015	2014
Raw materials	$561.0	$519.4
Partially finished products	313.1	230.5
Finished products	588.7	336.4
Inventories at FIFO cost	1,462.8	1,086.3
Less:
Progress/performance-based payments on U.S. government contracts	(29.4)	(42.5)
Excess of FIFO cost over LIFO cost	(81.2)	(82.9)
	$1,352.2	$960.9

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	June 30,	September 30,
	2015	2014
Mezcladoras (Mexico)	$10.8	$9.9
RiRent (The Netherlands)	5.8	11.2
	$16.6	$21.1

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings (losses) of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. ("Mezcladoras"). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $7.6 million and $4.9 million during the nine months ended June 30, 2015 and 2014, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. For the nine months ended June 30, 2015 and 2014, the Company recognized service fees of $0.9 million and $0.7 million, respectively.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV ("RiRent"). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. The last sale of new equipment to RiRent by the Company was in October 2013. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received dividends of €4.5 million ($5.3 million) from RiRent for the nine months ended June 30, 2015. In May 2015, RiRent terminated its bank credit facility.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2015	2014
Land and land improvements	$58.8	$48.6
Buildings	272.1	252.0
Machinery and equipment	659.7	624.8
Equipment on operating lease to others	38.9	41.0
Construction in progress	36.4	21.9
	1,065.9	988.3
Less accumulated depreciation	(610.2)	(582.8)
	$455.7	$405.5

Depreciation expense was $16.1 million and $17.0 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $48.4 million and $48.2 million for the nine months ended June 30, 2015 and 2014, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2015 and September 30, 2014 was $29.8 million and $32.6 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2015 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2014	$898.2	$106.1	$21.2	$1,025.5
Foreign currency translation	(25.7)	—	(0.3)	(26.0)
Other	2.5	—	—	2.5
Net goodwill at June 30, 2015	$875.0	$106.1	$20.9	$1,002.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2015			September 30, 2014
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,807.1	$(932.1)	$875.0	$1,830.3	$(932.1)	$898.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	197.1	(175.9)	21.2
	$2,112.0	$(1,110.0)	$1,002.0	$2,135.5	$(1,110.0)	$1,025.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	June 30, 2015
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(26.2)	$29.2
Non-compete	10.5	56.7	(56.2)	0.5
Technology-related	11.8	105.3	(81.3)	24.0
Customer relationships	12.8	548.9	(373.6)	175.3
Other	16.6	16.6	(14.2)	2.4
	14.4	782.9	(551.5)	231.4
Non-amortizable trade names		388.2	—	388.2
		$1,171.1	$(551.5)	$619.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(25.1)	$30.3
Non-compete	10.5	56.4	(56.2)	0.2
Technology-related	11.9	103.9	(75.1)	28.8
Customer relationships	12.7	559.4	(350.8)	208.6
Other	16.6	16.6	(13.8)	2.8
	14.4	791.7	(521.0)	270.7
Non-amortizable trade names		387.2	—	387.2
		$1,178.9	$(521.0)	$657.9

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2015 and the five years succeeding September 30, 2015 are as follows: 2015 (remaining three months) - $13.1 million; 2016 - $52.9 million; 2017 - $46.4 million; 2018 - $38.6 million; 2019 - $37.1 million and 2020 - $11.2 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2015	2014
Senior Secured Term Loan	$380.0	$395.0
8½% Senior Notes due March 2020	—	250.0
5.375% Senior Notes due March 2022	250.0	250.0
5.375% Senior Notes due March 2025	250.0	—
	880.0	895.0
Less current maturities	(20.0)	(20.0)
	$860.0	$875.0

Revolving Credit Facility	$20.0	$—
Current maturities of long-term debt	20.0	20.0
	$40.0	$20.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million effective January 26, 2015. At June 30, 2015, borrowings under the Revolving Credit Facility of $20.0 million and outstanding letters of credit of $67.5 million reduced available capacity under the Revolving Credit Facility to $762.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2015, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The interest rate on the borrowings outstanding under the Revolving Credit Facility at June 30, 2015 was 1.69%. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2015 was 1.69%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2015.

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

In March 2010, the Company issued $250.0 million of 8¼% unsecured senior notes due March 1, 2017 (the “2017 Senior Notes”) and $250.0 million of 8½% unsecured senior notes due March 1, 2020 (the “2020 Senior Notes”). On February 21, 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). The Company used the net proceeds from the sale of the 2022 Senior Notes, together with available cash, to redeem all of the outstanding 2017 Senior Notes at a price of 104.125%. On March 2, 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The Company used the net proceeds from the sale of the

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2025 Senior Notes, together with available cash, to redeem all of the outstanding 2020 Senior Notes at a price of 104.250%. The Company recognized approximately $14.7 million of expense associated with the 2025 Senior Notes transaction in the nine months ended June 30, 2015, comprised of unamortized debt issuance costs, call premium and third-party costs. Expenses related to the transaction are included in interest expense. Additionally, approximately $3.7 million of debt issuance costs were capitalized to prepaid assets in connection with the transaction as of June 30, 2015. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $256 million and $252 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2015	2014
Balance at beginning of period	$91.2	$101.3
Warranty provisions	29.0	33.5
Settlements made	(37.7)	(39.9)
Changes in liability for pre-existing warranties, net	(2.7)	(0.4)
Foreign currency translation	(1.2)	0.1
Balance at end of period	$78.6	$94.6

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material adverse effect on the Company's consolidated financial condition, result of operations or cash flows. Accrued warranty expense as a percent of prior 12 months sales declined slightly from 1.34% at September 30, 2014 to 1.31% at June 30, 2015, generally due to favorable claims experience in the Company's non-defense segments.

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby at June 30, 2015 it guaranteed an aggregate of $549.2 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these agreements at June 30, 2015 was $110.2 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required.

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

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$4.3	$4.4	$4.6	$4.3
Provision for new credit guarantees	1.1	0.6	2.6	1.3
Settlements made	—	(0.3)	—	(0.4)
Changes for pre-existing guarantees, net	—	0.1	(0.4)	0.1
Amortization of previous guarantees	(0.3)	(0.5)	(1.6)	(1.0)
Foreign currency translation	—	—	(0.1)	—
Balance at end of period	$5.1	$4.3	$5.1	$4.3

11.    Shareholders' Equity

On February 4, 2014, the Company's Board of Directors increased the Company's Common Stock repurchase authorization from the balance then remaining from prior authorizations of 1,787,199 shares to 10,000,000 shares. Between February 4, 2014 and June 30, 2015, the Company repurchased 7,101,079 shares under this authorization at a cost of $338.6 million. As a result, the Company had 2,898,921 shares of Common Stock remaining under this repurchase authorization as of June 30, 2015. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. At June 30, 2015, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $8.4 million. Net gains or losses related to hedge ineffectiveness were insignificant for the nine month periods ended June 30, 2015 and 2014. Ineffectiveness is included in "Miscellaneous, net" in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $100.3 million in notional amounts, including $10.7 million in contracts to sell euro, $10.8 million in contracts to buy euro, $44.3 million in contracts to sell Australian dollars, $13.1 million in contracts to buy U.K. pound sterling, $13.8 million in contracts to buy Swedish krona and sell euro and $6.5 million in contracts to buy euro and sell Canadian dollars, with the remaining contracts covering a variety of foreign currencies.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on an executory sales contract that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of the interest rate related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At June 30, 2015, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $11.0 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2015		September 30, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$0.1	$—	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.6	1.3	3.4	0.4
Interest rate contracts	—	0.4	—	—
	$0.6	$1.8	$3.4	$0.4

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30,		Nine Months Ended June 30,
		2015	2014	2015	2014
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$(0.1)	$(0.9)	$8.7	$(1.8)
Interest rate contracts	Miscellaneous, net	(0.1)	—	(0.1)	—
		$(0.2)	$(0.9)	$8.6	$(1.8)

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

There were no transfers of assets between levels during the three and nine months ended June 30, 2015.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2015, the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
SERP plan assets (a)	$22.6	$—	$—	$22.6
Foreign currency exchange derivatives (b)	—	0.6	—	0.6

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.4	$—	$1.4
Interest rate contracts (c)	—	0.4	—	0.4
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

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of forward interest rate prices.

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. On January 31, 2012, the Company's shareholders approved an amendment and restatement of the 2009 Stock Plan. At June 30, 2015, the Company had reserved 6,831,387 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2015 was $4.1 million ($2.6 million net of tax) and $17.4 million ($11.0 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 was $5.2 million ($3.3 million net of tax) and $21.2 million ($13.4 million net of tax), respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$2.9	$2.8	$8.9	$8.4
Interest cost	4.5	4.4	13.5	13.2
Expected return on plan assets	(4.5)	(4.7)	(13.6)	(14.0)
Amortization of prior service cost	0.4	0.5	1.2	1.5
Curtailment	—	0.3	—	4.4
Amortization of net actuarial loss	0.7	0.2	2.0	0.7
Net periodic benefit cost	$4.0	$3.5	$12.0	$14.2

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost (income)
Service cost	$0.4	$0.6	$1.3	$1.8
Interest cost	0.4	0.5	1.2	1.5
Amortization of prior service cost	(0.2)	(0.5)	(0.7)	(1.3)
Curtailment	—	(10.0)	(3.4)	(10.0)
Amortization of net actuarial loss	—	0.1	0.1	0.2
Net periodic benefit cost (income)	$0.6	$(9.3)	$(1.5)	$(7.8)

The Company made contributions to fund benefit payments of $1.6 million and $1.5 million for the nine months ended June 30, 2015 and 2014, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $0.5 million under these other post-employment benefit plans prior to the end of fiscal 2015.

16.    Income Taxes

The Company's effective income tax rate was 28.1% and 34.7% of pre-tax income for the three months ended June 30, 2015 and 2014, respectively. Tax expense included net discrete tax benefits of 610 basis points for the three months ended June 30, 2015. Discrete tax benefits recorded in the three months ended June 30, 2015 included a reduction of income tax reserves related to the settlement of tax audits and expiration of statutes of limitations.

The Company's effective income tax rate was 31.3% and 31.0% of pre-tax income for the nine months ended June 30, 2015 and 2014, respectively. Tax expense included net discrete tax benefits of 400 basis points and 360 basis points for the nine months ended June 30, 2015 and 2014, respectively. Discrete tax benefits recorded in the nine months ended June 30, 2015 included a 290 basis point benefit related to reduction of income tax reserves related to the settlement of tax audits and expiration of statutes of limitations, a 90 basis point benefit resulting from the December 2014 reinstatement of the U.S. research and development tax credit and net other discrete benefits aggregating 20 basis points. Discrete tax benefits recorded in the nine months ended June 30, 2014 included the benefit of a $12.1 million reduction of a valuation allowance on net operating loss and deferred interest carryforwards totaling 360 basis points. Discrete tax charges related to a provision for a state tax audit settlement totaling 100 basis points were offset by net other discrete tax benefits aggregating 100 basis points.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $36.7 million and $32.8 million as of June 30, 2015 and September 30, 2014, respectively. As of June 30, 2015, net unrecognized tax benefits, excluding interest and penalties, of $20.6 million would affect the Company’s net income if recognized.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2015 and 2014, the Company recognized benefits of $1.4 million and charges of $3.3 million, respectively, related to interest and penalties. At June 30, 2015, the Company had accruals for the payment of interest and penalties of $14.3 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $6.8 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the applicable statutes of limitations expire.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(43.9)	$(101.0)	$—	$(144.9)
Other comprehensive income (loss) before reclassifications	—	13.2	(0.1)	13.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	13.2	(0.1)	13.8
Balance at end of period	$(43.2)	$(87.8)	$(0.1)	$(131.1)

	Three Months Ended June 30, 2014
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(22.5)	$14.6	$—	$(7.9)
Other comprehensive income (loss) before reclassifications	(4.3)	(0.6)	—	(4.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	—	0.2
Net current period other comprehensive income (loss)	(4.1)	(0.6)	—	(4.7)
Balance at end of period	$(26.6)	$14.0	$—	$(12.6)

	Nine Months Ended June 30, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.2)	$(25.0)	$—	$(69.2)
Other comprehensive income (loss) before reclassifications	—	(62.8)	(0.1)	(62.9)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	—	1.0
Net current period other comprehensive income (loss)	1.0	(62.8)	(0.1)	(61.9)
Balance at end of period	$(43.2)	$(87.8)	$(0.1)	$(131.1)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2014
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23.0)	$8.4	$—	$(14.6)
Other comprehensive income (loss) before reclassifications	(4.3)	5.6	—	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	(3.6)	5.6	—	2.0
Balance at end of period	$(26.6)	$14.0	$—	$(12.6)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$—	$(0.5)	$(0.2)
Actuarial losses	(0.7)	(0.3)	(2.1)	(0.9)
Curtailment	—	—	1.2	—
Total before tax	(0.9)	(0.3)	(1.4)	(1.1)
Tax benefit	0.2	0.1	0.4	0.4
Net of tax	$(0.7)	$(0.2)	$(1.0)	$(0.7)

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$89.9	$105.1	$179.2	$231.5
Earnings allocated to participating securities	(0.2)	(0.4)	(0.4)	(0.9)
Earnings available to common shareholders	$89.7	$104.7	$178.8	$230.6

Basic Earnings Per Share:
Weighted-average common shares outstanding	78,117,876	84,635,817	78,327,982	84,666,189

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	78,117,876	84,635,817	78,327,982	84,666,189
Dilutive stock options and other equity-based compensation awards	1,185,651	1,489,220	1,131,081	1,509,735
Participating restricted stock	(119,450)	(215,972)	(114,641)	(205,065)
Diluted weighted-average common shares outstanding	79,184,077	85,909,065	79,344,422	85,970,859

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Stock options	253,675	4,000	855,294	595,500

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2015 and September 30, 2014, the estimated net liabilities for product and general liability claims totaled $42.7 million and $39.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $387.1 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $67.5 million at June 30, 2015.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$542.7	$—	$542.7	$558.1	$—	$558.1
Telehandlers	221.4	—	221.4	324.4	—	324.4
Other	168.5	—	168.5	156.7	—	156.7
Total access equipment	932.6	—	932.6	1,039.2	—	1,039.2

Defense	191.1	3.1	194.2	470.6	0.1	470.7

Fire & emergency	195.0	4.8	199.8	177.5	10.0	187.5

Commercial
Concrete placement	158.0	—	158.0	138.0	—	138.0
Refuse collection	103.6	—	103.6	73.5	—	73.5
Other	32.0	0.4	32.4	33.6	2.2	35.8
Total commercial	293.6	0.4	294.0	245.1	2.2	247.3
Intersegment eliminations	—	(8.3)	(8.3)	—	(12.3)	(12.3)
Consolidated sales	$1,612.3	$—	$1,612.3	$1,932.4	$—	$1,932.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30,
	2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,252.5	$—	$1,252.5	$1,295.6	$—	$1,295.6
Telehandlers	891.5	—	891.5	841.8	—	841.8
Other	487.1	—	487.1	436.4	—	436.4
Total access equipment	2,631.1	—	2,631.1	2,573.8	—	2,573.8

Defense	617.9	4.3	622.2	1,436.2	0.2	1,436.4

Fire & emergency	549.1	20.6	569.7	513.4	28.2	541.6

Commercial
Concrete placement	355.1	—	355.1	313.1	—	313.1
Refuse collection	269.9	—	269.9	214.9	—	214.9
Other	96.7	3.4	100.1	89.1	5.1	94.2
Total commercial	721.7	3.4	725.1	617.1	5.1	622.2
Intersegment eliminations	—	(28.3)	(28.3)	—	(33.5)	(33.5)
Consolidated sales	$4,519.8	$—	$4,519.8	$5,140.5	$—	$5,140.5

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss):
Access equipment	$136.4	$166.8	$350.5	$373.7
Defense	(7.1)	19.1	(9.3)	78.4
Fire & emergency	9.6	6.2	20.1	14.1
Commercial	22.4	19.9	43.4	35.5
Corporate	(24.7)	(37.7)	(92.8)	(111.4)
Intersegment eliminations	—	—	0.1	(0.1)
Consolidated	136.6	174.3	312.0	390.2
Interest expense, net of interest income	(12.6)	(13.7)	(54.4)	(55.9)
Miscellaneous other income (expense)	(0.2)	0.8	(0.2)	(0.4)
Income before income taxes and equity in earnings (losses) of unconsolidated affiliates	$123.8	$161.4	$257.4	$333.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	September 30,
	2015	2014
Identifiable assets:
Access equipment:
U.S.	$2,242.3	$1,937.0
Europe (a)	549.5	727.5
Rest of the World	222.3	251.4
Total access equipment	3,014.1	2,915.9
Defense:
U.S.	427.2	275.1
Rest of the World	1.5	—
Total defense	428.7	275.1
Fire & emergency - U.S.	507.0	527.0
Commercial:
U.S.	424.7	394.5
Rest of the World (a)	35.8	35.5
Total commercial	460.5	430.0
Corporate:
U.S.	245.4	398.0
Rest of the World	73.5	40.7
Total corporate	318.9	438.7
Consolidated	$4,729.2	$4,586.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2015	2014
Net sales:
United States	$3,584.7	$3,940.6
Other North America	226.3	268.4
Europe, Africa and Middle East	371.2	534.0
Rest of the World	337.6	397.5
Consolidated	$4,519.8	$5,140.5

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,338.3	$293.5	$(19.5)	$1,612.3
Cost of sales	0.3	1,131.0	216.2	(19.2)	1,328.3
Gross income	(0.3)	207.3	77.3	(0.3)	284.0
Selling, general and administrative expenses	16.5	93.7	24.0	—	134.2
Amortization of purchased intangibles	—	9.8	3.4	—	13.2
Operating income (loss)	(16.8)	103.8	49.9	(0.3)	136.6
Interest expense	(58.7)	(13.5)	—	59.0	(13.2)
Interest income	0.3	15.8	43.5	(59.0)	0.6
Miscellaneous, net	6.8	(43.8)	36.8	—	(0.2)
Income (loss) before income taxes	(68.4)	62.3	130.2	(0.3)	123.8
Provision for (benefit from) income taxes	(19.2)	17.6	36.5	(0.1)	34.8
Income (loss) before equity in earnings of affiliates	(49.2)	44.7	93.7	(0.2)	89.0
Equity in earnings of consolidated subsidiaries	139.1	53.9	45.5	(238.5)	—
Equity in earnings of unconsolidated affiliates	—	—	0.9	—	0.9
Net income	89.9	98.6	140.1	(238.7)	89.9
Other comprehensive income (loss), net of tax	13.8	0.5	13.0	(13.5)	13.8
Comprehensive income	$103.7	$99.1	$153.1	$(252.2)	$103.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,647.3	$309.8	$(24.7)	$1,932.4
Cost of sales	0.9	1,383.0	226.3	(24.7)	1,585.5
Gross income	(0.9)	264.3	83.5	—	346.9
Selling, general and administrative expenses	36.6	102.4	19.7	—	158.7
Amortization of purchased intangibles	—	10.0	3.9	—	13.9
Operating income (loss)	(37.5)	151.9	59.9	—	174.3
Interest expense	(58.2)	(12.3)	(0.8)	57.2	(14.1)
Interest income	0.7	14.6	42.3	(57.2)	0.4
Miscellaneous, net	15.5	(51.2)	36.5	—	0.8
Income (loss) before income taxes	(79.5)	103.0	137.9	—	161.4
Provision for (benefit from) income taxes	(32.2)	41.1	47.1	—	56.0
Income (loss) before equity in earnings of affiliates	(47.3)	61.9	90.8	—	105.4
Equity in earnings of consolidated subsidiaries	152.4	65.4	53.1	(270.9)	—
Equity in earnings of unconsolidated affiliates	—	—	(0.3)	—	(0.3)
Net income	105.1	127.3	143.6	(270.9)	105.1
Other comprehensive income (loss), net of tax	(4.7)	(3.7)	(1.2)	4.9	(4.7)
Comprehensive income	$100.4	$123.6	$142.4	$(266.0)	$100.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,795.2	$786.2	$(61.6)	$4,519.8
Cost of sales	0.6	3,185.5	605.5	(61.3)	3,730.3
Gross income	(0.6)	609.7	180.7	(0.3)	789.5
Selling, general and administrative expenses	76.4	285.1	76.0	—	437.5
Amortization of purchased intangibles	—	29.5	10.5	—	40.0
Operating income (loss)	(77.0)	295.1	94.2	(0.3)	312.0
Interest expense	(191.1)	(39.4)	(0.9)	175.0	(56.4)
Interest income	1.2	47.1	128.7	(175.0)	2.0
Miscellaneous, net	25.0	(112.8)	87.6	—	(0.2)
Income (loss) before income taxes	(241.9)	190.0	309.6	(0.3)	257.4
Provision for (benefit from) income taxes	(76.8)	61.6	95.8	(0.1)	80.5
Income (loss) before equity in earnings of affiliates	(165.1)	128.4	213.8	(0.2)	176.9
Equity in earnings of consolidated subsidiaries	344.3	107.4	130.1	(581.8)	—
Equity in earnings of unconsolidated affiliates	—	—	2.3	—	2.3
Net income	179.2	235.8	346.2	(582.0)	179.2
Other comprehensive income (loss), net of tax	(61.9)	(3.7)	(58.9)	62.6	(61.9)
Comprehensive income	$117.3	$232.1	$287.3	$(519.4)	$117.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,418.5	$787.2	$(65.2)	$5,140.5
Cost of sales	2.1	3,706.8	603.3	(64.9)	4,247.3
Gross income	(2.1)	711.7	183.9	(0.3)	893.2
Selling, general and administrative expenses	110.1	283.0	68.3	—	461.4
Amortization of purchased intangibles	—	30.0	11.6	—	41.6
Operating income (loss)	(112.2)	398.7	104.0	(0.3)	390.2
Interest expense	(189.8)	(36.8)	(2.4)	171.7	(57.3)
Interest income	2.2	43.7	127.2	(171.7)	1.4
Miscellaneous, net	45.0	(129.2)	83.8	—	(0.4)
Income (loss) before income taxes	(254.8)	276.4	312.6	(0.3)	333.9
Provision for (benefit from) income taxes	(94.9)	104.1	94.5	(0.1)	103.6
Income (loss) before equity in earnings of affiliates	(159.9)	172.3	218.1	(0.2)	230.3
Equity in earnings of consolidated subsidiaries	391.4	116.7	132.4	(640.5)	—
Equity in earnings of unconsolidated affiliates	—	—	1.2	—	1.2
Net income	231.5	289.0	351.7	(640.7)	231.5
Other comprehensive income (loss), net of tax	2.0	(4.0)	5.3	(1.3)	2.0
Comprehensive income	$233.5	$285.0	$357.0	$(642.0)	$233.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$20.9	$4.4	$20.9	$—	$46.2
Receivables, net	18.6	736.7	286.5	(29.8)	1,012.0
Inventories, net	—	971.4	380.8	—	1,352.2
Other current assets	25.9	81.3	26.4	—	133.6
Total current assets	65.4	1,793.8	714.6	(29.8)	2,544.0
Investment in and advances to consolidated subsidiaries	5,643.7	1,106.2	(212.4)	(6,537.5)	—
Intercompany receivables	48.3	922.4	4,279.2	(5,249.9)	—
Intangible assets, net	—	996.0	625.6	—	1,621.6
Other long-term assets	115.8	224.7	223.1	—	563.6
Total assets	$5,873.2	$5,043.1	$5,630.1	$(11,817.2)	$4,729.2

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13.2	$510.7	$145.4	$(28.8)	$640.5
Customer advances	—	395.4	4.0	—	399.4
Other current liabilities	107.6	226.5	92.4	(1.0)	425.5
Total current liabilities	120.8	1,132.6	241.8	(29.8)	1,465.4
Long-term debt, less current maturities	860.0	—	—	—	860.0
Intercompany payables	2,822.6	2,379.0	48.3	(5,249.9)	—
Other long-term liabilities	72.2	192.9	141.1	—	406.2
Shareholders' equity	1,997.6	1,338.6	5,198.9	(6,537.5)	1,997.6
Total liabilities and shareholders' equity	$5,873.2	$5,043.1	$5,630.1	$(11,817.2)	$4,729.2

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(132.7)	$(14.7)	$110.8	$—	$(36.6)

Investing activities:
Additions to property, plant and equipment	(20.6)	(21.4)	(58.0)	—	(100.0)
Additions to equipment held for rental	—	—	(19.8)	—	(19.8)
Acquisition of business, net of cash acquired	—	—	(8.8)	—	(8.8)
Proceeds from sale of equipment held for rental	—	—	25.5	—	25.5
Intercompany investing	(30.6)	—	(86.7)	117.3	—
Other investing activities	(0.2)	—	(0.5)	—	(0.7)
Net cash provided (used) by investing activities	(51.4)	(21.4)	(148.3)	117.3	(103.8)

Financing activities:
Repayment of long-term debt	(265.0)	—	—	—	(265.0)
Proceeds from issuance of long-term debt	250.0	—	—	—	250.0
Proceeds under revolving credit facility	20.0	—	—	—	20.0
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Debt issuance costs	(15.5)	—	—	—	(15.5)
Proceeds from exercise of stock options	7.3	—	—	—	7.3
Dividends paid	(40.0)	—	—	—	(40.0)
Excess tax benefit from stock-based compensation	4.3	—	—	—	4.3
Intercompany financing	50.2	36.5	30.6	(117.3)	—
Net cash provided (used) by financing activities	(76.8)	36.5	30.6	(117.3)	(127.0)

Effect of exchange rate changes on cash	—	(0.7)	0.5	—	(0.2)
Increase (decrease) in cash and cash equivalents	(260.9)	(0.3)	(6.4)	—	(267.6)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$20.9	$4.4	$20.9	$—	$46.2

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

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the "Company") believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies; the Company's estimates of access equipment demand; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy, including the Company’s ability to successfully manage the cost reductions required as a result of lower customer orders in the defense segment; the Company’s ability to win a U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award and finalize international contracts for a significant quantity of Mine Resistant Ambush Protected - All Terrain Vehicles ("M-ATV"), with sales beginning in fiscal 2016; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 30, 2015 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

Results for the third quarter of fiscal 2015 were lower than the Company’s estimates as a result of reduced earnings on lower U.S. sales in the Company’s access equipment segment. Access equipment segment sales fell short of the Company’s expectations for the third quarter, normally its seasonally best quarter, due to heavy rains in May disrupting construction projects across the southern U.S., cautious order patterns arising from uncertain rental market conditions, including the impact of lower oil and gas prices on rental demand for access equipment, and other factors. This segment also struggled with several new product launches which negatively impacted sales and manufacturing costs in the quarter.

The Company believes the fundamental drivers for access equipment demand remain solid. Specifically, the Company believes residential and non-residential construction in the U.S. will continue to improve slowly to drive rental fleet demand for access equipment and that rental company metrics will remain strong. However, the Company now believes that a shortened construction season in the U.S. from severe weather over the last two quarters, along with the impact of lower oil and gas prices on rental fleet utilization, are leading U.S. rental companies to reduce their access equipment purchase plans, resulting in lower expected sales in fiscal 2015 compared to the Company's previous expectations.
The Company’s other segments met Company expectations in the third quarter of fiscal 2015. In particular, the commercial and fire & emergency segments performed well in the quarter relative to the prior year quarter, with each reporting higher revenue, operating income and backlog.
The Company reported earnings per share of $1.13 in the third quarter of fiscal 2015, including a $0.09 per share benefit related to settlement of a tax audit concluded in the quarter and expiration of statutes of limitations, as well as a $0.09 per share benefit due to lower average diluted shares outstanding generally as a result of share repurchases in the prior twelve months. Both of these factors were reflected in previous earnings per share estimates for the quarter. Fiscal 2014 third quarter earnings per share of $1.22 included $0.08 after tax costs related to a contract pricing adjustment for other post employment benefit (“OPEB”) costs and a $0.07 per share after tax gain related to an OPEB curtailment, both in the Company’s defense segment.

As the Company had expected, significantly lower sales in the defense segment contributed to lower defense segment earnings in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The Company experienced a “break in production” of heavy payload vehicles (Family of Heavy Tactical Vehicles or "FHTV") manufactured for the U.S. Army that began in the second quarter of fiscal 2015 following completion of a multi-year contract. The Company signed a new multi-year contract with the U.S. Army late in the third quarter of fiscal 2015 to recapitalize FHTVs and re-started production under this contract in late June 2015 with deliveries expected to commence in the fourth quarter of fiscal 2015.

The Company believes that fiscal 2015 will be a trough year for earnings in its defense segment, as the fiscal 2015 U.S. federal budget that was passed in December 2014 and the proposed fiscal 2016 budget both contain higher funding levels for the Company’s legacy programs than the fiscal 2014 U.S. federal budget. The Company also believes it will be successful in capturing a portion of the incremental new defense program opportunities it has been pursuing both internationally and domestically for fiscal 2016 and beyond.

Consolidated net sales for the third quarter of fiscal 2015 were $1.61 billion, a decrease of 16.6% from the third quarter of fiscal 2014 due to lower defense segment sales, as expected, and to a lesser extent, lower access equipment segment sales.

Consolidated operating income in the third quarter of fiscal 2015 was $136.6 million, or 8.5% of sales, compared to $174.3 million, or 9.0% of sales, in the third quarter of fiscal 2014. Decreases in operating income in the Company’s defense and access equipment segments were only partially offset by increases in the fire & emergency and commercial segments and lower corporate expenses.

The Company believes that full year consolidated net sales will decline approximately 10% in fiscal 2015 compared to fiscal 2014 due to substantially lower defense segment sales and slightly lower access equipment segment sales, resulting in consolidated net sales of approximately $6.1 billion. The Company expects that consolidated operating income will be in the range of $400 million to $425 million and expects earnings per share of $2.91 to $3.16 in fiscal 2015, or $3.00 to $3.25 per share excluding costs related to the refinancing of the Company’s 2020 Senior Notes and an other post-retirement curtailment gain recorded in the Company’s defense segment. These estimates assume a full year average diluted share count of approximately 79.5 million shares. The Company estimates its effective tax rate for full year fiscal 2015 will be approximately 32%.

The Company expects its defense segment to generate meaningful earnings growth in fiscal 2016 largely due to higher international sales of M-ATVs. The Company expects to finalize international M-ATV contracts in its fourth quarter of fiscal 2015 for a few hundred vehicles and in its first quarter of fiscal 2016 for over 1,000 vehicles, with additional international M-ATV contracts aggregating to a couple thousand vehicles or more expected later in fiscal 2016 and fiscal 2017. The Company now assumes all the vehicles in the first contract and the majority of the over 1,000 vehicles in the second contract will be recognized as sales in fiscal 2016. The Company expects an approximate 5% - 10% sales decline in its access equipment segment in fiscal 2016 due to reduced replacement demand resulting from very low access equipment industry purchases in 2009 and 2010. However, the Company believes the magnitude of the earnings from its expected return to growth in its defense segment, coupled with its outlook for its commercial and fire & emergency segments, provide an overall positive outlook for the Company to deliver solid earnings per share growth in fiscal 2016.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2015	2014	2015	2014
Net sales:
Access equipment	$932.6	$1,039.2	$2,631.1	$2,573.8
Defense	194.2	470.7	622.2	1,436.4
Fire & emergency	199.8	187.5	569.7	541.6
Commercial	294.0	247.3	725.1	622.2
Intersegment eliminations	(8.3)	(12.3)	(28.3)	(33.5)
Consolidated	$1,612.3	$1,932.4	$4,519.8	$5,140.5

Third Quarter Fiscal 2015 Compared to 2014

Consolidated net sales decreased $320.1 million, or 16.6%, to $1.61 billion in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Significantly lower defense segment sales, which the Company had expected, and lower access equipment segment sales were partially offset by improved demand in the Company’s fire & emergency and commercial segments. The strengthening U. S. dollar negatively impacted fiscal 2015 third quarter sales by $35.5 million compared to the third quarter of fiscal 2014.

Access equipment segment net sales decreased $106.6 million, or 10.3%, to $932.6 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, generally as a result of lower demand in the U.S., along with production delays related to new product launches. Foreign currency exchange rates negatively impacted sales in the quarter by $33.4 million, or 3.3%, compared to the prior year quarter.

Defense segment net sales decreased $276.5 million, or 58.7%, to $194.2 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The expected break in production on the FHTV program prior to concluding a new, multi-year FHTV contract with the U.S. Army (which was put under contract in the third quarter of fiscal 2015, with shipments to begin in the fourth quarter of fiscal 2015), scheduled lower volumes under the Family of Medium Tactical Vehicles ("FMTV") program and the absence of international sales of M-ATVs compared to the prior year quarter contributed to the sales decrease.

Fire & emergency segment net sales increased $12.3 million, or 6.6%, to $199.8 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The increase in sales primarily reflected a shift to higher content fire apparatus units and higher aircraft rescue and firefighting vehicle shipments. The timing of international sales negatively impacted sales in the third quarter of fiscal 2014.

Commercial segment net sales increased $46.7 million, or 18.9%, to $294.0 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The increase in sales was primarily attributable to $30.1 million higher refuse collection vehicle sales driven by an increase in unit volume and a $20.0 million increase in concrete placement vehicle sales driven by an increased mix of higher content units, including units with both chassis and bodies.

First Nine Months of Fiscal 2015 Compared to 2014

Consolidated net sales decreased $620.7 million, or 12.1%, to $4.52 billion in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Significantly lower defense segment sales, which the Company had expected, were offset in part by sales increases in each of the Company’s non-defense segments. Foreign currency exchange rates adversely impacted sales by $73 million compared to the prior year.

Access equipment segment net sales increased $57.3 million, or 2.2%, to $2.63 billion in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, due largely to higher U.S. telehandler volume, offset in part by lower U.S. aerial work platform unit volume and an unfavorable currency impact of $68 million as a result of the weakening of most major currencies against the U.S. dollar during the period. The increase in U.S. telehandler sales was due in part to shipments ahead of price increases related to Tier 4 engine emissions standards changes. Similarly, price increases related to Tier 4 engine emissions standards changes for aerial work platforms drove higher demand for those products in the first nine months of fiscal 2014.

Defense segment net sales decreased $814.2 million, or 56.7%, to $622.2 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. The decrease in sales was expected and was primarily due to lower sales to the DoD (down 52.7%) as well as the absence of international sales of M-ATVs.

Fire & emergency segment net sales increased $28.1 million, or 5.2%, to $569.7 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. The increase in sales primarily reflected improved pricing and a sales mix shift to higher content units.

Commercial segment net sales increased $102.9 million, or 16.5%, to $725.1 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Refuse collection vehicle sales were up 25.6% on an increase in unit volume versus the comparable prior year period. Concrete placement revenues were up 13.4% on an increase in sales of higher content units with both chassis and bodies, increased unit volume and improved aftermarket parts and service sales.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2015	2014	2015	2014
Cost of sales:
Access equipment	$727.3	$795.6	$2,062.9	$1,978.3
Defense	185.3	429.8	580.1	1,296.7
Fire & emergency	172.8	164.8	499.3	479.3
Commercial	247.7	206.6	612.5	523.7
Intersegment eliminations and other	(4.8)	(11.3)	(24.5)	(30.7)
Consolidated	$1,328.3	$1,585.5	$3,730.3	$4,247.3

Third Quarter Fiscal 2015 Compared to 2014

Consolidated cost of sales was $1.33 billion, or 82.4% of sales, in the third quarter of fiscal 2015 compared to $1.59 billion, or 82.0% of sales, in the third quarter of fiscal 2014.

Access equipment segment cost of sales was $727.3 million, or 78.0% of sales, in the third quarter of fiscal 2015 compared to $795.6 million, or 76.6% of sales, in the third quarter of fiscal 2014. The 140 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was largely due to flat product development costs on lower sales volume (30 basis points) and adverse production variances (60 basis points) associated with new product introductions.

Defense segment cost of sales was $185.3 million, or 95.4% of sales, in the third quarter of fiscal 2015 compared to $429.8 million, or 91.3% of sales, in the third quarter of fiscal 2014. The increase in cost of sales as a percent of sales was primarily attributable to slightly lower engineering costs on significantly lower sales (350 basis points) and unfavorable product volume and mix (160 basis points), as there were no international sales of M-ATVs or FHTV sales in the quarter, partially offset by the impact of lower OPEB related costs (60 basis points).

Fire & emergency segment cost of sales was $172.8 million, or 86.5% of sales, in the third quarter of fiscal 2015 compared to $164.8 million, or 87.9% of sales, in the third quarter of fiscal 2014. Lower cost of sales as a percent of sales was primarily attributable to favorable product mix (80 basis points) and favorable pricing net of cost increases (40 basis points).

Commercial segment cost of sales was $247.7 million, or 84.3% of sales, in the third quarter of fiscal 2015 compared to $206.6 million, or 83.6% of sales, in the third quarter of fiscal 2014. An increased mix of lower margin package sales (purchased chassis combined with manufactured body) versus body-only sales resulted in higher cost of sales as a percent of sales for the period.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as residual manufacturing plant start-up costs not allocated to segments.

First Nine Months of Fiscal 2015 Compared to 2014

Consolidated cost of sales was $3.73 billion, or 82.5% of sales, in the first nine months of fiscal 2015 compared to $4.25 billion, or 82.6% of sales, in the first nine months of fiscal 2014.

Access equipment segment cost of sales of $2,062.9 million, or 78.4% of sales, in the first nine months of fiscal 2015 was higher as a percent of sales compared to $1,978.3 million, or 76.9% of sales, in the first nine months of fiscal 2014. The 150 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to a higher concentration of less profitable telehandler sales (110 basis points) and adverse production variances (50 basis points) associated with new product introductions, partially offset by a favorable vendor recovery settlement (30 basis points).

Defense segment cost of sales was $580.1 million, or 93.2% of sales, in the first nine months of fiscal 2015 compared to $1,296.7 million, or 90.3% of sales, in the first nine months of fiscal 2014. The increase in cost of sales as a percent of sales was primarily attributable to slightly lower engineering costs on significantly lower sales (300 basis points) and adverse production absorption (160 basis points) on significantly lower sales, offset in part by the combined impact of pension and OPEB curtailments in the first quarter of fiscal 2015 and the second and third quarters of fiscal 2014 (90 basis points) and favorable product mix (80 basis points).

Fire & emergency segment cost of sales was $499.3 million, or 87.6% of sales, in the first nine months of fiscal 2015 compared to $479.3 million, or 88.5% of sales, in the first nine months of fiscal 2014. The 90 basis point decline in cost of sales as a percent of sales in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was largely attributable to improved product mix (60 basis points). Favorable pricing was largely offset by increases in material and production costs.

Commercial segment cost of sales was $612.5 million, or 84.5% of sales, in the first nine months of fiscal 2015 compared to $523.7 million, or 84.2% of sales, in the first nine months of fiscal 2014. Favorable warranty performance (60 basis points) was more than offset by an unfavorable product mix (30 basis points) related to an increased mix of lower-margin package sales (purchased chassis combined with manufactured body) versus body-only sales, increased other costs (30 basis points) including MOVE investments and the adverse impact of foreign currency exchange rates (20 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as residual manufacturing plant start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2015	2014	2015	2014
Operating income (loss):
Access equipment	$136.4	$166.8	$350.5	$373.7
Defense	(7.1)	19.1	(9.3)	78.4
Fire & emergency	9.6	6.2	20.1	14.1
Commercial	22.4	19.9	43.4	35.5
Corporate	(24.7)	(37.7)	(92.8)	(111.4)
Intersegment eliminations	—	—	0.1	(0.1)
Consolidated	$136.6	$174.3	$312.0	$390.2

Third Quarter Fiscal 2015 Compared to 2014

Consolidated operating income decreased 21.7% to $136.6 million, or 8.5% of sales, in the third quarter of fiscal 2015 compared to $174.3 million, or 9.0% of sales, in the third quarter of fiscal 2014. Lower operating income in both the access equipment and defense segments was partially offset by increased operating income in the fire & emergency and commercial segments and reductions in corporate expenses.

Access equipment segment operating income decreased 18.2% to $136.4 million, or 14.6% of sales, in the third quarter of fiscal 2015 compared to $166.8 million, or 16.0% of sales, in the third quarter of fiscal 2014. The decrease in operating income was primarily the result of lower gross income associated with lower sales volume (down $25 million) and the impact of production inefficiencies related to challenges with several new product launches, along with adverse product mix and other (combined down $13 million), partially offset by lower operating expenses (down $8 million). Operating results for the third quarter included unfavorable currency ($6.9 million) and lower incentive compensation expense (down $17 million).

The defense segment recorded an operating loss of $7.1 million or (3.7)% of sales, in the third quarter of fiscal 2015 compared to operating income of $19.1 million, or 4.1% of sales, in the third quarter of fiscal 2014. The decrease in operating income was due to lower gross income associated with significantly lower sales (down $32 million), partially offset by lower operating expenses (down $6 million).

Fire & emergency segment operating income increased 55.5% to $9.6 million, or 4.8% of sales, in the third quarter of fiscal 2015 compared to $6.2 million, or 3.3% of sales, in the third quarter of fiscal 2014. The increase in operating income was largely due to higher gross income on increased sales (up $4 million).

Commercial segment operating income increased 12.9% to $22.4 million, or 7.6% of sales, in the third quarter of fiscal 2015 compared to $19.9 million, or 8.0% of sales, in the third quarter of fiscal 2014. The increase in operating income was primarily a result of gross income associated with higher sales volume (up $6 million), partially offset by increased operating expenses (up $3 million), including investments in MOVE initiatives.

Corporate operating expenses decreased $13.0 million to $24.7 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The decrease in corporate operating expenses in the third quarter of fiscal 2015 was primarily due to lower incentive compensation expense (down $11 million) generally as a result of reductions in earnings estimates for fiscal 2015.

Consolidated selling, general and administrative expenses decreased 15.4% to $134.2 million, or 8.3% of sales, in the third quarter of fiscal 2015 compared to $158.7 million, or 8.2% of sales, in the third quarter of fiscal 2014. A reduction in incentive compensation expense was the primary reason for lower selling, general and administrative expenses.

First Nine Months Fiscal 2015 Compared to 2014

Consolidated operating income decreased 20.1% to $312.0 million, or 6.9% of sales, in the first nine months of fiscal 2015 compared to $390.2 million, or 7.6% of sales, in the first nine months of fiscal 2014. Lower operating income in the defense and access equipment segments was partially offset by increased operating income in the fire & emergency and commercial segments and reductions in corporate expenses.

Access equipment segment operating income decreased 6.2% to $350.5 million, or 13.3% of sales, in the first nine months of fiscal 2015 compared to $373.7 million, or 14.5% of sales, in the first nine months of fiscal 2014. The decrease in operating income was primarily the result of an adverse product mix and other (combined down $41 million), partially offset by higher sales volume (up $13 million) and lower operating expenses (down $4 million). Results included lower incentive compensation expense (down $17 million) and unfavorable currency impact ($12 million).

The defense segment recorded an operating loss of $9.3 million, or (1.5%) of sales, in the first nine months of fiscal 2015 compared to operating income of $78.4 million, or 5.5% of sales, in the first nine months of fiscal 2014. The decrease in operating income was largely due to lower gross income associated with lower sales (down $98 million), partially offset by lower operating expenses (down $10 million).

Fire & emergency segment operating income increased 42.6% to $20.1 million, or 3.5% of sales, in the first nine months of fiscal 2015 compared to $14.1 million, or 2.6% of sales, in the first nine months of fiscal 2014. The increase in operating income was largely due to higher gross income on increased sales (up $8 million), partially offset by increased operating expenses (up $2 million).

Commercial segment operating income increased 22.4% to $43.4 million, or 6.0% of sales, in the first nine months of fiscal 2015 compared to $35.5 million, or 5.7% of sales, in the first nine months of fiscal 2014. The increase in operating income was primarily a result of gross income associated with higher sales volume (up $14 million) and favorable warranty performance, partially offset by increased operating expenses (up $6 million), including investments in MOVE initiatives.

Corporate operating expenses decreased $18.6 million to $92.8 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. The decrease in corporate operating expenses in fiscal 2015 was primarily due to lower incentive compensation expense as a result of expected lower earnings for fiscal 2015 compared to fiscal 2014.

Consolidated selling, general and administrative expenses decreased 5.2% to $437.5 million, or 9.7% of sales, in the first nine months of fiscal 2015 compared to $461.4 million, or 9.0% of sales, in the first nine months of fiscal 2014. A reduction in incentive compensation expense was the primary reason for lower selling, general and administrative expenses.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2015 Compared to 2014

Interest expense net of interest income decreased $1.1 million to $12.6 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 largely as a result of the benefit of lower interest rates on the senior notes refinanced in the second quarter of fiscal 2015.

Other miscellaneous income (expense) of ($0.2) million in the third quarter of fiscal 2015 and $0.8 million in the third quarter of fiscal 2014 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $34.8 million in the third quarter of fiscal 2015, or 28.1% of pre-tax income, compared to $56.0 million, or 34.7% of pre-tax income in the third quarter of fiscal 2014. Results for the third quarter of fiscal 2015 were favorably impacted by a $7.5 million (610 basis points) reduction of income tax reserves as a result of a favorable tax audit settlement and expiration of statutes of limitations in the quarter.

Equity in earnings (losses) of unconsolidated affiliates of $0.9 million in the third quarter of fiscal 2015 and ($0.3) million in the third quarter of fiscal 2014 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2015 Compared to 2014

Interest expense net of interest income decreased $1.5 million to $54.4 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Included in interest expense are $14.7 million and $11.0 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during the first nine months of fiscal 2015 and 2014, respectively.

Other miscellaneous income (expense) of ($0.2) million in the first nine months of fiscal 2015 and ($0.4) million in the first nine months of fiscal 2014 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $80.5 million in the first nine months of fiscal 2015, or 31.3% of pre-tax income, compared to $103.6 million, or 31.0% of pre-tax income in the first nine months of fiscal 2014. Results for the first nine months of fiscal 2015 were favorably impacted by a $7.5 million (290 basis points) reduction of income tax reserves as a result of favorable tax audit settlements and the expiration of statutes of limitations in the period and $2.2 million (90 basis points) benefit resulting from the reinstatement of the U.S. research and development tax credit. Results for the first nine months of fiscal 2014 were favorably impacted by a $12.1 million benefit (360 basis points) resulting from a reduction in a valuation allowance on net operating loss and deferred interest carryforwards upon securing a favorable tax ruling.

Equity in earnings (losses) of unconsolidated affiliates of $2.3 million in the first nine months of fiscal 2015 and $1.2 million in the first nine months of fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at June 30, 2015

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2015	2014
Cash and cash equivalents	$46.2	$313.8
Total debt	900.0	895.0
Shareholders’ equity	1,997.6	1,985.0
Total capitalization (debt plus equity)	2,897.6	2,880.0
Debt to total capitalization	31.1%	31.1%

The Company typically expects cash from operating activities to be its primary source of funding for its operations. As a result of an increase in inventory in the access equipment segment related to a combination of a plan to build inventory to address seasonal fluctuations in demand and a reduction in estimated access equipment sales in fiscal 2015 compared to previous expectations, along with an increase in inventory in the defense segment related largely to an anticipated international defense order, the Company estimates that cash generated from operations in fiscal 2015 will approximate $10 million. At June 30, 2015, the Company had cash and cash equivalents of $46.2 million, of which approximately $21.3 million was located outside the United States. The Company expects to meet its fiscal 2015 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $762.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2015. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

The Company's debt to total capitalization ratio was 31.1% at June 30, 2015, which was within the Company's targeted range. The Company did not repurchase shares of its Common Stock during the third quarter of fiscal 2015. As of June 30, 2015, the Company had 2.9 million shares of Common Stock remaining under a 10.0 million share repurchase authorization approved by the Company's Board of Directors in February 2014. The Company expects to repurchase shares of its Common Stock in the fourth quarter of fiscal 2015 and into fiscal 2016, subject to maintaining prudent leverage, the price of the Common Stock and repurchase authorization limits.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 50 days at September 30, 2014 to 52 days at June 30, 2015. Days sales outstanding for segments other than the defense segment decreased from 54 days at September 30, 2014 to 53 days at June 30, 2015. The increase in consolidated days sales outstanding was primarily due to the timing of invoicing on M-ATV reset work in the defense segment in the third quarter of fiscal 2015. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.8 times at September 30, 2014 to 4.3 times at June 30, 2015 as a result of higher inventory levels and the decline in sales in the defense and access equipment segments. The Company built inventory in its access equipment segment to address seasonal fluctuations in demand and built inventory in its defense segment in support of the M-ATV reset contract, as well as to meet customer delivery requests under an international order for a few hundred M-ATVs that the Company expects to receive in the fourth quarter.

Cash Flows

Operating Cash Flows

Operating activities resulted in a net use of cash of $36.6 million in the first nine months of fiscal 2015 compared to a net generation of cash of $69.4 million in the first nine months of fiscal 2014. The decrease in cash generated from operating activities was primarily due to the decline in net income and higher inventory levels in the access equipment and defense segments. The Company expects inventory levels within the access equipment and defense segments to remain higher through the reminder of the year, resulting in marginal operating cash flows in fiscal 2015.

Investing Cash Flows

Net cash used in investing activities in the first nine months of fiscal 2015 was $103.8 million compared to $67.9 million in the first nine months of fiscal 2014. Capital spending, excluding equipment held for rental of $19.8 million in the first nine months of fiscal 2015, reflected an increase of $45.4 million compared to capital spending in the first nine months of fiscal 2014 largely as a result of investments in the Company's vertical integration strategy, global information systems replacement initiative and tooling for new products. In fiscal 2015, the Company expects capital spending to increase to approximately $150 million largely as a result of the continued investment in the Company's vertical integration strategy, tooling related to anticipated new product launches and higher information systems expenditures.

Financing Cash Flows

Financing activities resulted in a net use of cash of $127.0 million in the first nine months of fiscal 2015 compared to a net use of cash of $208.5 million in the first nine months of fiscal 2014. In the first nine months of fiscal 2015 and 2014, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $88.1 million and $152.8 million, respectively.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $46.2 million (of which approximately $21.3 million was located outside the United States), the Company had $762.5 million of unused availability under the Revolving Credit Facility as of June 30, 2015. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2015 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2015.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 14.2% of the Company’s net sales in the first nine months of fiscal 2015. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2015 increased 22.7% to $2.6 billion compared to $2.1 billion at June 30, 2014 primarily due to growth in backlog for all segments with the exception of the access equipment segment. Access equipment segment backlog decreased 19.0% to $394.9 million at June 30, 2015 compared to $487.4 million at June 30, 2014, which is largely due to lower orders from U.S. rental companies due in part to softening of customer rental equipment utilization rates as a result of adverse weather impacts and the impact of lower oil and gas prices on access equipment rental utilization. The weakening of most major currencies against the U.S. dollar compared to the prior year reduced access equipment segment backlog by $23.7 million, or 4.9%. Defense segment backlog increased 38.3% to $1.2 billion at June 30, 2015 compared to $879.8 million at June 30, 2014 largely due to new contract awards, including the FHTV Recapitalization contract and the U.S. government's exercise of an option to reset additional M-ATV units under the MATV-Reset program. Fire & emergency segment backlog increased 41.6% to $761.1 million at June 30, 2015 compared to $537.7 million at June 30, 2014 generally due to an improvement in the domestic fire apparatus market. Commercial segment backlog increased 5.4% to $218.0 million at June 30, 2015 compared to $206.7 million at June 30, 2014 on a stronger refuse collection vehicle backlog. Unit backlog for concrete mixers was down 25.3% at June 30, 2015 compared to June 30, 2014. Unit backlog for refuse collection vehicles was up 47.5% at June 30, 2015 compared to June 30, 2014.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Additionally, backlog excludes unfunded portions of the FHTV and FMTV contracts. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 58.4% of the Company’s June 30, 2015 backlog is not expected to be filled in fiscal 2015.

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

	Fiscal 2015 Expectations
	Low	High

Adjusted operating income (non-GAAP)	$400.0	$425.0
OPEB curtailment gain	3.4	3.4
Operating income (GAAP)	$403.4	$428.4

Adjusted earnings per share-diluted (non-GAAP)	$3.00	$3.25
OPEB curtailment gain, net of tax	0.03	0.03
Debt extinguishment costs, net of tax	(0.12)	(0.12)
Earnings per share-diluted (GAAP)	$2.91	$3.16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2014, have not materially changed since that report was filed.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through an investment in a joint venture in Mexico. International sales comprised approximately 20.7% of overall net sales for the first nine months of fiscal 2015, of which approximately 67.4% involved exports from the U.S. The majority of export sales in fiscal 2015 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At June 30, 2015, the Company was managing $108.7 (notional) of foreign currency contracts, including $100.3 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts that are not designated as hedge transactions as of June 30, 2015 will settle within 45 days.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On February 4, 2014, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock from the then remaining 1,787,199 shares of Common Stock to 10,000,000 shares of Common Stock. As of June 30, 2015, the Company had repurchased 7,101,079 shares of Common Stock under this authorization. As a result, 2,898,921 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2015. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of Common Stock under this authorization during the third quarter of fiscal 2015.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 30, 2015	By	/S/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

July 30, 2015	By	/S/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 30, 2015	By	/S/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2015.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.