Form 10-K
period 2015-09-30
OSHKOSH CORP
filed 2015-11-13
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
At March 31, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $3,815,169,764 (based on the closing price of $48.79 per share on the New York Stock Exchange as of such date).
As of November 6, 2015, 74,809,786 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2015 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”), Oshkosh Defense, LLC and its wholly-owned subsidiary (including its predecessor, “Oshkosh Defense”), Pierce Manufacturing Inc. (“Pierce”), McNeilus Companies, Inc. (“McNeilus”) and its wholly-owned subsidiaries, Oshkosh Airport Products, LLC (“Airport Products”), Kewaunee Fabrications, LLC (“Kewaunee”), Oshkosh Commercial Products, LLC (“Oshkosh Commercial”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”) and Iowa Mold Tooling Co., Inc. (“IMT”) or any other subsidiaries.
The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “Command Zone™,” “TAK-4®,” “Pacific Series®,” “PUC™,” “Saber®,” “Hercules™,” “Husky™,” “SkyTrak®,” “Lull®,” “TerraMax™, ” “ProPulse®” and “Power Towers™” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.
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
Cautionary Statement About Forward-Looking Statements
The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies; the Company's estimates of access equipment demand; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; risks related to Company's future defense segment sales as a result of the outcome of a competitor's protest of the U.S. Joint Light Tactical Vehicle (“JLTV”) production contract award to the Company; the Company's ability to finalize an international contract for more than 1,000 Mine Resistant Ambush Protected All-Terrain Vehicles (“M-ATVs”) with the majority of the units sold in fiscal 2016; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cyber security risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 13, 2015. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 56%, 15%, 13% and 16%, respectively, of the Company’s consolidated net sales in fiscal 2015. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share manufacturing and distribution facilities, which results in the Company being an integrated specialty vehicle manufacturer. The Company made approximately 15%, 24% and 36% of its net sales for fiscal 2015, 2014 and 2013, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 23 of the Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

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

The Company's defense segment has manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (“HEMTT”) contract for the DoD and thereafter developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units and light-payload tactical vehicles, through its M-ATVs. In October 2011, Oshkosh Defense introduced the Light Combat All-Terrain Vehicle (“L-ATV”) to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires. The L-ATV was Oshkosh Defense's entrant in the DoD's JLTV competition. In August 2015, the DoD awarded the Company an eight-year fixed price contract valued at $6.7 billion for the production and delivery of approximately 17,000 vehicles and sustaining services under the U.S. Army and Marine Corps JLTV program. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles as well as support services and engineering. A competitor has filed a protest with the Government Accountability Office (“GAO”) regarding the award of the JLTV contract to the Company, and the DoD has issued a stop-work order on the JLTV program pending resolution of the protest. The Company expects the GAO to issue its decision on the protest in December 2015.

The Company’s fire & emergency segment manufactures custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (“ARFF”) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

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

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, advanced engineering, innovation, vehicle performance, reliability, customer service and low total product life cycle costs. The Company maintains leading market shares in all its businesses and is the sole-source supplier of a number of vehicles to the DoD.

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

Strong Management Team. The Company has been led by Chief Executive Officer Charles L. Szews and President and Chief Operating Officer Wilson R. Jones who have been employed by the Company since 1996 and 2005, respectively. Mr. Szews recently announced his retirement from the Company effective December 31, 2015. Mr. Jones will succeed Mr. Szews as Chief Executive Officer on January 1, 2016. Messrs. Szews and Jones are complemented by an experienced senior management team that has been assembled through internal promotions and new hires. The management team has successfully executed a strategic reshaping and expansion of the Company's business since 1996, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets.

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

The MOVE strategy consists of the following four key initiatives:

Market Recovery and Growth. This initiative focuses on capturing and improving the Company's historical share in a market recovery. A number of the markets in which the Company participates were down anywhere from 40% to more than 90% from peak levels as a result of the Great Recession. The Company has experienced some recovery in a number of markets in which it participates, but the recovery has been slower than the Company anticipated, and these markets have still not returned to pre-recession levels. In addition, adverse weather conditions in parts of the U.S. and the impact of a sudden and significant drop in the price of oil and gas on oil and gas exploration and related construction activity both negatively impacted demand for the Company's access equipment segment in fiscal 2015 and accelerated into fiscal 2015 a mid-cycle dip in access equipment demand as a result of low purchases of access equipment in the 2009-2010 time-period. The Company believes that the defense segment troughed in fiscal 2015 and is poised for a rebound with recent international and domestic contract awards and additional opportunities on the horizon. Continued slow recovery in U.S. municipal spending has positively impacted the fire & emergency and commercial segments, although overall municipal spending continues to remain below normalized levels. U.S. residential and non-residential construction markets have also continued to recover from the Great Recession, although neither has returned to pre-recession levels. The Company believes that this recovery will continue in the coming years, driving demand for its businesses with exposure to construction markets. The Company continues to work on improving its sales, inventory and operations planning and sales capture processes to more effectively respond to customers’ needs as the recovery occurs in each of its markets. Also, the Company has continued to focus on staying close to its customers by providing high-quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution systems.

Optimize Cost and Capital Structure. This initiative focuses on optimizing the Company's cost and capital structure (“O” initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs and opportunistically using its expected strong free cash flow to return capital to shareholders or invest in acquisition opportunities. The Company utilizes a comprehensive lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. The Company has successfully implemented this initiative by:

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

•	Utilizing integrated project teams to reduce product and process costs across the Company;

•	Creating a single quality management system to drive enhanced quality throughout all of the Company’s businesses to improve customer satisfaction and lower the cost of quality;

•	Expanding its production capabilities with the launch of a new manufacturing facility in Leon, Mexico, which is expected to reduce the costs of components currently sourced from third party suppliers;

•
Launching and leveraging the Oshkosh Operating System (“OOS”) to create common practices across the Company to enhance its performance. The OOS is a system of doing business that is focused on serving and delighting customers by utilizing continuous improvement and lean practices. The Company has trained substantially all of its employees in elements of the OOS. The Company believes that the OOS enables it to sustain strong performance for its customers, shareholders, employees and other stakeholders;

•
Developing and communicating to shareholders a comprehensive capital allocation strategy that has resulted in reducing the Company's leverage to create options for internal investments, acquisitions and return of capital to shareholders; and

•
Returning value to shareholders through the reinstatement of a quarterly dividend and through executing the Company's stock repurchase program. Over the three-year period ended September 30, 2015, the Company returned over $900 million to shareholders through quarterly cash dividends and repurchases of the Company's Common Stock, including the repurchase of 19.3 million shares, or 21% of the shares outstanding and a 13% increase in the Company's quarterly cash dividend in December 2014 and an additional 12% increase in November 2015.

As a result of its focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins.

Value Innovation. This initiative focuses on emphasizing the Company's new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. Examples of the Company’s innovation successes include:

•
The L-ATV, which was selected by the U.S. DoD for the JLTV production contract, incorporates field-proven technologies, advanced armor solutions and expeditionary levels of mobility to redefine safety and performance standards;

•
The TAK-4 family of independent suspension systems, which the Company uses on multiple vehicle platforms in its defense and fire & emergency segments, including the TAK-4i “intelligent” independent suspension system, which the Company is using on the L-ATV for the JLTV program;

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

•
The Power Towers Nano offers world class performance in low level access equipment. The Nano line includes manual and automated propulsion variants, providing a range of options for low level access needs;

•	The Pierce Ascendant heavy-duty aerial ladder, a highly maneuverable 107-foot steel aerial device that rides on a single rear axle fire truck configuration;

•	The Command Zone multiplexing technology, which the Company has applied to numerous products in each of its segments to control, monitor and diagnose electronic components;

•	The Pierce Ultimate Configuration (“PUC”) vehicle configuration, which eliminates the bulky pumphouse from firefighting vehicles, making such vehicles easier to use and service;

•
The redesigned Pierce Saber custom fire chassis. The new Saber chassis features a 96-inch wide cab with a single-piece bonded windshield. It also includes a smaller engine tunnel that is lower-placed, allowing more room for firefighters with ergonomic hip and elbow room for the driver and officer;

•	The integration of compressed natural gas to power McNeilus’ refuse collection vehicles and concrete mixers and Oshkosh Commercial's front-discharge mixer, which reduces fuel costs and emissions;

•	The Meridian Front Loader refuse collection vehicle, which offers the perfect balance between the performance of a lightweight vehicle with the strength and durability of a heavyweight vehicle;

•	The split-body refuse collection vehicle with automatic tailgate locks to collect and separate multiple waste streams and safely eject loads from inside the cab; and

•	The Pacific Series Ultra Front Loader refuse collection vehicle, which offers a lightweight alternative to traditional industry product offerings.
Emerging Market Expansion. This initiative focuses on the Company's continued expansion into those specialty vehicle and vehicle body markets globally where it has or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company opened new sales and service offices in recent years in Russia, India, Saudi Arabia, China, South Korea and Japan to pursue various opportunities in each of those countries. In addition, the Company recently expanded its sales and aftermarket personnel in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets. A significant strengthening of the U.S. dollar in fiscal 2015 negatively impacted the Company's international sales when translated into U.S. dollars, thereby muting the results of the Company's global expansion activities in fiscal 2015.

The Company intends to continue to pursue the MOVE strategy in fiscal 2016 and beyond, with the belief that this strategy will continue to drive actions that will position the Company to deliver strong shareholder value in the coming years.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also produces a line of telehandlers for the agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr's dealer network. Through its acquisition of Power Towers Ltd. in 2015, the Company is a leading manufacturer and marketer of low level access equipment in the United Kingdom, Europe and the Middle East. Power Towers Ltd. offers a range of award-winning low level lifts, both self-propelled and push around types, to meet the demands of the rapidly expanding low level access market within the access equipment industry.

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

Defense segment. The Company, through Oshkosh Defense, has sold products to the DoD for over 90 years. Oshkosh Defense also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Mine Resistant Ambush Protected (“MRAP”) tactical wheeled vehicles and related service and sustainment for the DoD and has expanded its product offerings to include light tactical wheeled vehicles. Oshkosh Defense manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense's proprietary military product line of heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (“HET”), the Palletized Load System (“PLS”), and the Logistic Vehicle System Replacement (“LVSR”). Oshkosh Defense's proprietary military medium-payload tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (“MTVR”). Oshkosh Defense's proprietary M-ATV was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In June 2009, the DoD awarded Oshkosh Defense a sole source contract for M-ATVs and associated aftermarket parts packages. Oshkosh Defense completed the contract requirements in fiscal 2012, delivering more than 8,700 M-ATVs, along with aftermarket parts and services through the life of the contract with a total contract value of $6.5 billion. In fiscal 2013, Oshkosh Defense completed deliveries of 750 M-ATVs to the United Arab Emirates (“UAE”), and in fiscal 2014 and fiscal 2015, Oshkosh Defense completed deliveries of 195 and 66 M-ATVs, respectively, to another international customer. In August 2015, Oshkosh Defense secured an order from an international customer for 273 M-ATVs for sale in fiscal 2016 and expects to secure a contract for more than 1,000 additional M-ATVs in fiscal 2016, more than half of which would be for sales in fiscal 2016. Oshkosh Defense continues to actively market M-ATVs to approved international customers.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of Family of Medium Tactical Vehicles (“FMTV”) under the U.S. Army's FMTV Rebuy program. Originally a five-year requirements contract, the DoD has extended the FMTV Rebuy program to allow for the delivery of vehicles and trailers through February 2017.

In October 2011, Oshkosh Defense introduced the L-ATV to continue to expand its light protected tactical wheeled vehicle offerings. The L-ATV is Oshkosh Defense's winning entrant in the DoD's JLTV competition. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires.

In August 2014, the DoD awarded Oshkosh Defense a contract for the inspection and update of up to 800 M-ATVs. After fulfilling its obligations under the initial contract award during fiscal 2015, Oshkosh Defense was awarded an extension on the contract for an additional 360 M-ATVs in May 2015. The Company expects deliveries under the contract extension to occur in fiscal 2016.

In June 2015, the DoD awarded Oshkosh Defense a new Family of Heavy Tactical Vehicles (“FHTV”) contract for the recapitalization of HEMTT, HET and PLS vehicles as well as associated logistics and configuration management support. The contract is a five-year requirements contract for the continued remanufacturing of FHTV vehicles through fiscal 2020. The contract is fixed-price incentive firm where the price paid to the Company is subject to adjustment based on actual costs incurred. The impact of pricing adjustments under fixed-price incentive firm contracts are generally shared by the Company and the customer.

In August 2015, the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of approximately 17,000 vehicles and sustaining services. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles, support services and engineering. A competitor has filed a protest with the GAO regarding the award of the JLTV contract to the Company and the DoD has issued a stop-work order on the JLTV program pending resolution of the protest.

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

•
Proprietary components. The Company's patented TAK-4 independent suspension family has been expanded to include the TAK-4 “intelligent” or TAK-4i configuration, which brings 25% more wheel travel and ride height control compared to the original TAK-4 to address the evolving requirements of the Company's customers. Integrating the TAK-4 suspension with the Company's proprietary power train components allows the Company to deliver the market-leading off-road performance for which its defense vehicles are known. In addition, because these are typically some of the higher cost components in a vehicle, the Company has a competitive cost advantage based on the in-house manufacturing and assembly of these items.

•
Past performance. The Company has been building tactical wheeled vehicles for the DoD for more than 90 years. The Company believes its past success in delivering reliable, high quality vehicles on time, within budget and meeting specifications is a competitive advantage in future defense vehicle procurement programs. The Company understands tactical wheeled vehicle mission profiles, the special contract procedures used by the DoD and other international militaries and has developed substantial expertise in contract management, quality management, program management and accounting.

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

Fire & emergency segment. Through Pierce, the Company is the leading domestic manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the special needs of firefighters. Pierce also manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and increasingly in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial platform, ladder and tiller trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through Airport Products, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport and Dallas/Fort Worth International Airport in the U.S., are served by the Company’s ARFF vehicles. Internationally, the Company's vehicles serve, among others, Beijing, China and more than twenty other airports in China; Singapore; Toronto, Canada; Abu Dhabi, UAE; Birmingham and Manchester, United Kingdom; and Moscow, Russia. The Company has recently delivered ARFF vehicles to multiple airports throughout Southeast Asia, Spain, Egypt, Japan, Iraq and Argentina. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

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

Access equipment segment. JLG’s products are marketed in over 3,500 locations across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other Company owned sales and service branches. JLG’s sales force is comprised of approximately 130 employees worldwide. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among JLG’s approximately 20 international sales and service offices.

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

Fire & emergency segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through approximately 30 independent sales and service organizations with approximately 300 sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by approximately 70 product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection process. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service. Pierce also sells directly to the DoD and other U.S. government agencies. Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas. Additionally, Pierce sells fire apparatus to numerous international municipal and industrial fire departments through a network of international dealers. The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of five direct sales representatives domestically and over 50 representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company has over 30 full-time sales and service representatives and 18 distributor locations focused on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Moscow, Russia; Tonneins, France; and Singapore to support airport product vehicle sales and aftermarket sales and support in Europe, the Middle East, China, Russia, South America and Southeast Asia.

Commercial segment. The Company operates 26 distribution centers with over 350 in-house sales and service representatives in North America to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. The Company also uses approximately 30 independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

Manufacturing

As of November 13, 2015, the Company manufactures vehicles and vehicle bodies at 31 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company opened a new state of the art manufacturing facility in Leon, Mexico during fiscal 2015 that is designed to supply components to multiple Company businesses and that is expected to contribute to the attainment of the Company's production initiatives as it moves toward full production in fiscal 2016.

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

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of approximately 675 engineers and engineering technicians to sustain its production activities, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2015, 2014 and 2013, the Company incurred research and development expenditures of $147.9 million, $142.0 million and $112.9 million, respectively, portions of which were recoverable from customers, principally the U.S. government.

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

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget, including a projected 45% reduction in tactical wheeled vehicle spending from fiscal 2013 to fiscal 2017. The overall military drawdowns in Iraq and Afghanistan and stated defense budget reductions have resulted in lower demand for tactical wheeled vehicles, and future program competitions could involve weighting price more heavily than the past competitive factors described above. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company's current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of the bidders to sell their design rights to the DoD was an evaluation factor in the JLTV contract competition.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG, Emergency One, Inc. (owned by Allied Specialty Vehicles), Kovatch Mobile Equipment Corp., and numerous smaller, regional manufacturers. The principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics and the Ascendant 107' aerial fire truck utilizing a single rear axle.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 15% of the Company’s net sales in fiscal 2015. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2015 increased 37.9% to $2.61 billion compared to $1.89 billion at September 30, 2014 due largely to an increase in the defense segment backlog as a result of new contracts in fiscal 2015. Access equipment segment backlog decreased 45.4% to $209.7 million at September 30, 2015 compared to $384.3 million at September 30, 2014 due to the impact of a mid-cycle dip in North American demand for access equipment. Defense segment backlog increased 81.4% to $1,414.0 million at September 30, 2015 compared to $779.7 million at September 30, 2014 due largely to orders under a new FHTV contract, higher international M-ATV orders and $114.7 million in delivery orders under the new JLTV contract. The JLTV orders represent initial delivery orders on this new contract. Fire & emergency segment backlog increased 39.4% to $790.7 million at September 30, 2015 compared to $567.1 million at September 30, 2014 due largely to increased orders for domestic fire apparatus as a result of market growth and share gains. Commercial segment backlog increased 20.7% to $193.0 million at September 30, 2015 compared to $159.9 million at September 30, 2014. Unit backlog for concrete mixers as of September 30, 2015 was flat compared to September 30, 2014. Unit backlog for refuse collection vehicles was up 46.0% at September 30, 2015 compared to September 30, 2014 due to fleet replacement and share growth.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 17% of the Company’s September 30, 2015 backlog is not expected to be filled in fiscal 2016. The Company's September 30, 2015 backlog includes $114.7 million of orders under the recently awarded JLTV contract. These orders are on hold until the JLTV contract stop-work order has been lifted. The Company expects a decision on the JLTV protest in December 2015.

Government Contracts

Approximately 15% of the Company’s net sales for fiscal 2015 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

Oshkosh Defense's sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. The U.S. government is currently operating under a continuing resolution, which may continue for some time. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

Oshkosh Defense’s existing contracts with the DoD may be terminated at any time for the convenience of the U.S. government. Upon such termination, Oshkosh Defense would generally be entitled to reimbursement of its incurred costs and to payment of a reasonable profit for work performed.

Defense contract awards that Oshkosh Defense receives may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense contract it awards to Oshkosh Defense and an inability of Oshkosh Defense to recover amounts it has expended during the protest period in anticipation of initiating work under any such contract. The JLTV contract award that Oshkosh Defense received in August 2015 is currently being protested by one of the competing bidders. The Company expects a decision on the protest in December 2015.

Under firm, fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the U.S. government. Under fixed-price incentive firm contracts with the U.S. government, the price paid to the Company is subject to adjustment based on the actual costs incurred. The impact of pricing adjustments under the fixed-price incentive firm contracts are generally shared by the Company and its customer. The Company generally attempts to negotiate with the U.S. government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm, fixed-price contracts with a substantial majority of its suppliers for the duration of the Company’s contracts.

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

Suppliers

The Company is dependent on its suppliers and subcontractors to meet commitments to its customers, and many components are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. Components for the Company’s products are generally available from a number of suppliers, although the transition to a new supplier may require several months to conclude. The Company purchases chassis components, such as vehicle frames, engines, transmissions, radiators, axles, tires, drive motors, bearings and hydraulic components and vehicle body options, such as cranes, cargo bodies and trailers, from third-party suppliers. These body options may be manufactured specific to the Company’s requirements; however, most of the body options could be manufactured by other suppliers or the Company itself. Through reliance on this supply network for the purchase of certain components, the Company is able to reduce many of the pre-production and fixed costs associated with the manufacture of these components and vehicle body options. The Company purchases a large amount of fabrications and outsources certain manufacturing services, each generally from small companies located near its facilities. While providing low-cost services and product surge capability, such companies often require additional management attention during difficult economic conditions or contract start-up. The Company also purchases complete vehicle chassis from truck chassis suppliers in its commercial segment and, to a lesser extent, in its fire & emergency and access equipment segments. Increasingly, the Company is sourcing components globally, which may involve additional inventory requirements and introduces additional foreign currency exposures. The Company maintains an extensive qualification, on-site inspection, assistance and performance measurement system to attempt to control risks associated with reliance on suppliers. The Company occasionally experiences problems with supplier and subcontractor performance and component, chassis and body availability and must identify alternate sources of supply and/or address related warranty claims from customers.

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

Intellectual Property

Patents and licenses are important in the operation of the Company's business. One of management's objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 750 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2016 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps' MTVR and LVSR programs, the U.S. Army's PLS A1 program, the MRAP - Joint Program Office M-ATV program and the JLTV program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that led to the Company winning these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

In 2012, the Company introduced the newest TAK-4 independent suspension system configuration, TAK-4i, where the “i” stands for “intelligent.” The TAK-4i, which has been developed for rigorous military applications, provides 20 inches of wheel travel, a 25% improvement compared to the original TAK-4, and incorporates an adjustable ride height feature. The TAK-4i was a key element of the Company's L-ATV entrant in the DoD's JLTV Engineering, Manufacturing and Development (“EMD”) competition, allowing the L-ATV to exceed all of the ride quality requirements of the JLTV EMD specification.

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

The Company holds trademarks for “Oshkosh,” “Oshkosh Defense,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Pierce,” “McNeilus,” “Jerr-Dan,” “CON-E-CO,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2015, the Company had approximately 13,300 employees. The United Auto Workers union (“UAW”) represented approximately 1,350 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (“Boilermakers”) represented approximately 215 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (“Teamsters”) represented approximately 110 employees at the Company’s Garner, Iowa facility. The Company's agreement with the UAW expires in September 2021. The Company’s agreement with the Boilermakers extends through May 2017. The Company’s three-year agreement with the Teamsters extends through October 2017. In addition, the majority of the Company’s approximately 2,200 employees located outside of the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, the United Kingdom, Canada, France, Australia, Romania, China and Mexico for sale throughout the world. Sales to customers outside of the U.S. were 21%, 23% and 21% of the Company’s consolidated sales for fiscal 2015, 2014 and 2013, respectively.

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

ITEM 1A.    RISK FACTORS

The Company's financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company's control, which may cause actual performance to differ materially from historical or projected future performance. Investors should consider carefully information in this Annual Report on Form 10-K in light of the risk factors described below.

Certain of our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense trucks, replacement parts and services (including armoring) and truck remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011 and from Afghanistan during 2014. These troop redeployments have resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions have put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts. The DoD could also seek to reallocate certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget request. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that requires additional cuts to defense spending through fiscal 2023. The two-year U.S. federal budget agreement signed by the President in December 2013 lessened the effects of sequestration in fiscal 2014 and 2015, but absent future budget agreements, the full effect of sequestration could return in the U.S. federal government’s fiscal 2016 budget. The magnitude of the adverse impact that federal budget pressures will have on funding for our defense programs is unknown. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

The access equipment market is highly cyclical and impacted by the strength of economies in general, by residential and non-residential construction spending, by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchases levels, including lower levels of purchasing during the Great Recession, which the Company believes is contributing to a mid-cycle dip in access equipment sales, and by other factors, including oil and gas related construction activity and rental company industry consolidation. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures by large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures.

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Lower U.S. and European housing starts and non-residential construction spending compared to historical levels is limiting potential sales volume increases in the access equipment and commercial segments. In addition, lower U.S. housing starts versus historical levels since fiscal 2008 have also adversely impacted municipal tax revenue, which continues to negatively impact demand for refuse collection vehicles and fire apparatus and has delayed the recovery in these markets. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on global economies and may not be sustainable. During the second half of fiscal 2015, we experienced a slowdown in access equipment and concrete mixer orders and purchases due to severe weather and rains during our second and third quarters and the impact of lower oil and gas prices on access equipment rental utilization.  We believe this slowdown will continue into fiscal 2016.  A lack of sustained improvement in residential and non-residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We currently believe construction-driven demand will not be adequate to fully offset anticipated reduced replacement demand resulting from very low industry purchases in 2009 and 2010 leading to an expected 10% to 15% sales decline in our access equipment segment in fiscal 2016.  Despite U.S. construction growth and an aged installed base, access equipment and concrete mixer customers have adopted a cautious approach to fleet replacement/expansion.  All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere. The timing of orders for the traditional construction season in the Northern hemisphere can be impacted by weather conditions.

We may not be able to execute on our MOVE strategy.

We previously announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders. We expect to continue pursuing our MOVE strategy beyond fiscal 2015.  The long-term growth and earnings that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•
A lower or slower than expected recovery in housing starts and non-residential construction spending in the U.S., including a scenario where lower oil and gas industry activity as a result of lower oil and gas prices leads to a broader slowdown in residential and non-residential construction activity;

•
A slower or less significant recovery in any of our global markets than we expect, especially in the access equipment markets in Europe, Australia and Latin America and the refuse collection vehicle market in North America where the recovery has been slower than expected;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•
The potential that the protest by our competitor of the JLTV contract award to us in August 2015 will be successful, which could result in the DoD revoking part or all of the JLTV contract and our inability to recover amounts we have expended during the protest period in anticipation of the protest being denied, or that a decision regarding the protest will be delayed;

•
Adverse impacts of a continued strong U.S. dollar compared to other currencies globally on the competitiveness of our U.S. exports to global markets and on the translation of foreign operating results into U.S. dollars;

•	Our inability to design new products that meet our customers’ requirements and bring them to market;

•	Our inability to adjust our cost structure in response to lower access equipment and concrete mixer sales;

•	Higher costs than anticipated to launch new products or delays in new product launches;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with the economic recovery;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy; and

•
Not winning key large international defense tactical wheeled vehicle contracts, including our inability to finalize and enter into international vehicle contracts for a significant quantity of M-ATVs for sales starting in 2016.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 15% of our sales in fiscal 2015 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

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

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,”   which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. The U.S. government is currently operating under a continuing resolution, which may continue for some time.  When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013.  This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•	Competitions for the award of defense truck contracts are intense, and we cannot provide any assurance that we will be successful in the defense truck procurement competitions in which we participate.

•
Certain of our government contracts for the U.S. Army and U.S. Marine Corps could be suspended or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

•
The Competition in Contracting Act requires competition for U.S. defense programs in certain circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Sale of design rights to the DoD was an evaluation factor in the JLTV contract competition and may be an evaluation factor in other future U.S. government contract competitions.

•
Defense truck contract awards that we receive may be subject to protests by competing bidders, which protests, if successful, could result in the DoD revoking part or all of any defense truck contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.  In particular, a competitor has protested the recent award of the JLTV contract to us.

•
Most of our government contracts, including the JLTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts.

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

•
As a U.S. government contractor, our U.S. government contracts and systems are subject to audit and review by the Defense Contract Audit Agency and the Defense Contract Management Agency. These agencies review our performance under our U.S. government contracts, our cost structure and our compliance with laws and regulations applicable to U.S. government contractors. Systems that are subject to review include, but are not limited to, our accounting systems, estimating systems, material management systems, earned value management systems, purchasing systems and government property systems. If improper or illegal activities, errors or system inadequacies come to the attention of the U.S. government, as a result of an audit or otherwise, then we may be subject to civil and criminal penalties, contract adjustments and/or agreements to upgrade existing systems as well as administrative sanctions that may include the termination of our U.S. government contracts, forfeiture of profits, suspension of payments, fines and, under certain circumstances, suspension or debarment from future U.S. government contracts for a period of time. Whether or not illegal activities are alleged and regardless of materiality, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. These laws and regulations affect how we do business with our customers and, in many instances, impose added costs on our business.

•
Our defense truck contracts are large in size and require significant personnel and production resources, and when our defense truck customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. During the past two years, we have completed significant reductions to our production and office workforce in our defense segment. We expect that the start-up of the JLTV contract will result in our hiring back employees previously laid off and our hiring of hundreds of new employees.  If we are unable to effectively ramp up our workforce, our future earnings and cash flows would be adversely affected.

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

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2015, approximately 90% of these intangibles were concentrated in the access equipment segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of trademarks and trade names as of the acquisition date. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit and market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios, including a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Report on Form 10-K and events beyond our control. The indentures governing our senior notes also contain restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term credit ratings are BB+ with “stable” outlook from Standard & Poor’s Rating Services and Ba2 with “stable” outlook from Moody’s Investors Service. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain.

We had $939 million of debt outstanding as of September 30, 2015, which consisted primarily of a $375 million term loan under our credit agreement maturing in March 2019, $64 million outstanding under a revolving credit facility and $500 million of senior notes, $250 million of which mature in March 2022 and $250 million of which mature in March 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. In addition, among other risks that we face that could affect our revenues, profits and cash flows, it could take us longer than we expect to reduce inventory levels in our access equipment segment to better match our current sales outlook for that segment and the current economic uncertainty could become more severe or prolonged. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum-based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. It is foreseeable that costs for these items may increase in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our results of operations. Additionally, if commodity costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition.

Furthermore, in the defense segment, we largely do business under multi-year firm, fixed-price contracts with the DoD, which typically contain annual price increases. Under the JLTV contract, we bear the risk of material, labor and overhead cost escalation for the full eight years of the contract, which is 3 to 5 years longer than has been the case under our other defense contracts. We attempt to limit the risk related to raw material price fluctuations in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure in our defense business.

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

During the past two years, we have completed significant reductions to our production and office workforce in our defense segment and in the fourth quarter of fiscal 2015 we executed plans for workforce reductions at our access equipment segment and corporate operations. Additional workforce reductions may be required, particularly in light of our projected sales decline in our access equipment segment. We may incur costs and restructuring charges in connection with such workforce reductions that could adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business.

Our objective is to expand international operations and sales, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international operations and sales is a significant part of our growth strategy particularly for fiscal 2016. Our outlook depends in part upon increases in international orders and sales, including finalizing and entering into contracts for a significant quantity of M-ATVs for sales starting in fiscal 2016, but those orders and sales may not materialize. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. Some of these international sales require financing to enable potential customers to make purchases. Availability of financing to non-U.S. customers depends in part on the U.S. Export-Import Bank, whose authorization expired on July 1, 2015. If the U.S. Export-Import Bank authorization is not re-established in the future, we may not be able to effectively compete for international sales against foreign competitors who are able to benefit from direct or indirect financial support from governments where they have operations. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

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

As of September 30, 2015, we had consolidated gross receivables of $1.01 billion. In addition, we were a party to agreements whereby we estimate our maximum exposure to be $120.4 million under guarantees of customer indebtedness to third parties aggregating approximately $606.3 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment’s ten largest debtors at September 30, 2015 represented approximately 28% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

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

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including earthquakes, hurricanes or tsunamis that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, such as that which occurred during the second and third quarters of fiscal 2015 in the United States, could delay delivery of parts, materials or components to us or sales to our customers and could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

Approximately 21% of our net sales in fiscal 2015 were attributable to products sold outside of the United States, of which approximately 70% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales outside the United States are typically made in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Brazilian real and the Australian dollar, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. Any appreciation in the value of the U.S. dollar in relation to the value of the local currency, as we have experienced during fiscal 2015, will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Likewise, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

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

SEC disclosure requirements impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Under the rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. Our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that finance or benefit armed groups, we have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.  Other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2015.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2015, the Company operated in 31 manufacturing facilities consisting of over six million square feet of manufacturing space. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3)	Fire & Emergency	Appleton, Wisconsin (3)
	Orrville, Ohio (1)		Bradenton, Florida (1)
	Shippensburg, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Greencastle, Pennsylvania (1)		Clearwater, Florida (1) (a)
Riverside, California (1) (a)
	Medias, Romania (1) (a)	Commercial	Dodge Center, Minnesota (1)
	Tianjin, China (1)		Garner, Iowa (1)
	Maasmechelen, Belgium (1) (a)		Blair, Nebraska (1)
	Tonneins, France (1) (a)		Riceville, Iowa (1)
	Port Macquarie, Australia (1)		Audubon, Iowa (1)
	Wigston, United Kingdom (1)		London, Canada (1) (a)
Leicester, United Kingdom (1) (a)

Defense	Oshkosh, Wisconsin (4)	Corporate	Leon, Mexico (1)
_________________________
(a)    These facilities are leased.

The Company’s manufacturing facilities generally operate five days per week on one or two shifts, except for seasonal shutdowns for one- to three-week periods. The Company believes its manufacturing capacity could be significantly increased with limited capital spending by operating an additional shift at each facility.

The Company also performs contract maintenance services out of multiple warehousing and service facilities owned and/or operated by the U.S. government and third parties, including locations in the U.S., Japan and multiple other countries in Europe and the Middle East.

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 26 sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

Personal injury actions and other. At September 30, 2015, the estimated net liabilities for product and general liability claims totaled $40.4 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 13, 2015 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Charles L. Szews	58	Chief Executive Officer
Wilson R. Jones	54	President and Chief Operating Officer
Gregory L. Fredericksen	54	Executive Vice President and Chief Procurement Officer
Janet L. Hogan	51	Executive Vice President and Chief Human Resources Officer
James W. Johnson	50	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	65	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	51	Executive Vice President and President, Access Equipment Segment
David M. Sagehorn	52	Executive Vice President and Chief Financial Officer
John M. Urias	62	Executive Vice President and President, Defense Segment
Ignacio A. Cortina	44	Senior Vice President, General Counsel and Secretary
Marek W. May	46	Senior Vice President, Operations
Robert S. Messina	45	Senior Vice President, Engineering and Technology
Colleen R. Moynihan	55	Senior Vice President, Quality & Continuous Improvement
Bradley M. Nelson	46	Senior Vice President and President, Commercial Segment
Mark M. Radue	51	Senior Vice President, Business Development
 _________________________

Charles L. Szews. Mr. Szews joined the Company in 1996 as Vice President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from 1997 until 2007, at which time he was appointed President and Chief Operating Officer. Effective January 1, 2011, Mr. Szews assumed the position of President and Chief Executive Officer. Effective with the promotion of Wilson Jones to President and Chief Operating Officer in 2012, Mr. Szews no longer holds the title of President, but remains Chief Executive Officer. Mr. Szews was elected a director of the Company in 2007. Mr. Szews is a director of Commercial Metals Company. On September 15, 2015, Mr. Szews notified the Company of his intent to retire from his position as Chief Executive Officer and step down as a director of the Company, effective December 31, 2015.

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company's airport products business and was appointed to his current position of President and Chief Operating Officer in 2012. He previously served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010 and Executive Vice President and President, Access Equipment Segment from 2010 to 2012. Mr. Jones is a director of Thor Industries, Inc. The Board of Directors has elected Mr. Jones to succeed Mr. Szews as Chief Executive Officer upon his retirement, where Mr. Jones will serve in the dual role of President and Chief Executive Officer, effective January 1, 2016. The Board of Directors also appointed Mr. Jones to serve as a director of the Company effective January 1, 2016.

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

Frank R. Nerenhausen. Mr. Nerenhausen joined the Company in 1986 and has served in various assignments, including Vice President of Concrete & Refuse Sales & Marketing for McNeilus from 2008 to 2010 and Executive Vice President and President, Commercial Segment from 2010 to 2012. He was appointed to his current position of Executive Vice President and President, Access Equipment Segment in 2012.

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

Ignacio A. Cortina. Mr. Cortina joined the Company in December 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, most recently serving as the Company's Vice President & Deputy General Counsel from 2011 to 2015. Prior to joining the Company, he spent seven years in private practice in the Washington, D.C. area. He was appointed to his current position of Senior Vice President, General Counsel and Secretary in October 2015.

Marek W. May. Mr. May joined the Company in 2009 as Director of Operations - Defense Segment and served as Senior Director of Operations - Defense Segment from June 2010 to September 2010 and Vice President of Manufacturing Operations - Defense Segment from September 2010 to July 2013. He was appointed to his current position of Senior Vice President, Operations in July 2013. He previously served as Business Leader (Plant Manager) for Ingersoll Rand from 2007 to 2009.

Robert S. Messina. Mr. Messina joined the Company in 2009 as Chief Engineer, Advanced Products and served in various assignments, including Vice President Engineering - Defense Segment and most recently as the Vice President Engineering - Access Equipment Segment until he was appointed to his current position of Senior Vice President, Engineering and Technology in March 2015.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	2,898,921
August 1 - August 31	2,359,581	38.28	2,359,581	10,539,340
September 1 - September 30	574,082	38.11	574,082	9,965,258
Total	2,933,663	38.25	2,933,663	9,965,258
_________________________

(1)
On August, 31 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of September 30, 2015, the Company had repurchased 333,940 shares of Common Stock under this authorization. As a result, 9,965,258 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2015. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Dividends and Common Stock Price

On October 30, 2013, the Company’s Board of Directors initiated a quarterly cash dividend of $0.15 per share of Common Stock. On October 31, 2014, the Company's Board of Directors increased the Company's quarterly dividend from $0.15 per share of Common Stock to $0.17 per share. On October 29, 2015, the Company's Board of Directors increased the Company's quarterly dividend from $0.17 per share of Common Stock to $0.19 per share. The Company did not pay dividends on its Common Stock during fiscal 2013.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSK. As of November 6, 2015, there were 1,077 holders of record of Oshkosh Common Stock. The following table sets forth prices reflecting actual sales of the Company's Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
September 30	$43.34	$32.56	$57.99	$44.03
June 30	55.69	42.36	60.45	51.26
March 31	49.40	38.64	59.24	48.93
December 31	49.50	39.72	53.70	45.66

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

The comparisons assume that $100 was invested on September 30, 2010 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2015 return listed in the charts below is based on closing prices per share on September 30, 2015. On that date, the closing price for the Company’s Common Stock was $36.33.

_________________________

* $100 invested on September 30, 2010 in stock or index, including reinvestment of dividends.

	September 30,
	2011	2012	2013	2014	2015
Oshkosh Corporation	$57.24	$99.75	$178.11	$162.44	$135.68
S&P MidCap 400 market index	98.72	126.90	162.02	181.17	183.70
SIC Code 371 Index	88.35	106.12	171.69	178.94	179.61

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2015	2014	2013	2012	2011
Income Statement Data:
Net sales	$6,098.1	$6,808.2	$7,665.1	$8,141.1	$7,538.5
Gross income	1,039.2	1,182.7	1,191.8	1,006.9	1,091.3
Intangible asset impairment charges	—	—	9.0	—	2.0
Depreciation	64.9	65.3	65.3	65.5	77.9
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (1)	81.0	86.5	85.9	83.2	79.9
Operating income (2)	398.6	503.3	505.7	387.7	526.1
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	229.0	308.1	314.3	244.6	290.6
From discontinued operations (3)	—	—	1.7	(14.4)	(17.6)
Net income	229.0	308.1	316.0	230.2	273.0
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$2.90	$3.61	$3.53	$2.67	$3.18
From discontinued operations (3)	—	—	0.02	(0.16)	(0.19)
Net income	2.90	3.61	3.55	2.51	2.99
Dividends per share	$0.68	$0.60	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$42.9	$313.8	$733.5	$540.7	$428.5
Total assets	4,613.0	4,586.7	4,765.7	4,947.8	4,826.9
Net working capital	971.2	1,072.7	1,172.7	990.0	762.8
Long-term debt (including current maturities)	938.5	895.0	955.0	955.0	1,060.1
Oshkosh Corporation shareholders’ equity	1,911.1	1,985.0	2,107.8	1,853.5	1,596.5

Other Financial Data:
Expenditures for property, plant and equipment	$131.7	$92.2	$46.0	$55.9	$82.3
Backlog	2,607.4	1,891.0	2,838.0	4,046.2	6,478.4
Book value per share	$25.33	$24.86	$24.36	$20.24	$17.48
_________________________

(1)	Includes amortization of deferred financing costs of $6.4 million in fiscal 2015, $6.2 million in fiscal 2014, $4.9 million in fiscal 2013, $7.0 million in fiscal 2012 and $5.1 million in fiscal 2011.

(2)
Includes costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest of $16.3 million in fiscal 2013 and costs incurred by the Company in connection with a proxy contest of $6.6 million in fiscal 2012.

(3)
In fiscal 2013, the Company discontinued production of ambulances, which the Company sold under the Medtec brand name. In fiscal 2012, the Company completed the sale of its European mobile medical business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary (together, "SMIT"), and discontinued production of U.S. mobile medical units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire apparatus assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 13, 2015.

Executive Overview

In fiscal 2015, the Company faced two difficult conditions. First, the multi-year decline in U.S. defense spending caused the Company's defense sales and earnings to reach a trough, marginally profitable levels, consistent with the Company's expectations. However, the Company did not anticipate a broad-based decline in construction equipment sales in North America during a period of improving residential and non-residential construction spending. The decline in fiscal 2015 was caused by a number of contributing factors including severe weather in the Northeast and rains across the Southern U.S. which shortened the construction season and a decline in oil and gas related construction activity which accelerated into fiscal 2015 a mid-cycle dip in demand for access equipment as a result of low purchases of access equipment in the 2009-2010 time-period. This led to sales declines in the Company's access equipment and concrete mixer businesses at a time that the Company believed it was in position to achieve its long-term target for fiscal 2015 earnings per share. Despite these difficult conditions, the Company delivered solid results in fiscal 2015, which represented a 9.5% compound annual growth rate of earnings per share on an adjusted basis from fiscal 2012 to fiscal 2015 and believes it has set the foundation for improved earnings performance in fiscal 2016 and beyond. Specific examples of this include the following:

•
The Company delivered higher sales and margins in its fire & emergency and commercial segments. Due largely to market share gains, in marginally improving markets, sales grew by 7.8% and 12.9% in the fire & emergency and commercial segments, respectively, in fiscal 2015. Importantly, by executing strategic growth road maps for each segment, operating income margins increased by 190 and 40 basis points, respectively, which yielded a combined 35% increase in the operating income of these two segments. The improvement in commercial segment margins was muted by investments intended to raise margins further in fiscal 2016.

•
The Company set the foundation for defense segment earnings recovery in fiscal 2016. Extensive efforts over multiple years expanding the number of M-ATV variants and marketing them globally resulted in the defense segment securing an order in August 2015 from an international customer for an additional 273 M-ATVs for sale in fiscal 2016. In addition, the defense segment expects to secure a contract for more than 1,000 additional M-ATVs in the first quarter of fiscal 2016, the majority of which the Company expects to sell in fiscal 2016. The Company's defense segment continues to pursue opportunities to sell thousands of M-ATVs over the next few years.

•
The Company's defense segment achieved a historic award of the JLTV production contract. The award of the $6.7 billion JLTV contract positions the defense business with a strong, profitable base of business for at least the next eight years. The JLTV will become the tactical workhorse for transporting the next generation of U.S. soldiers and Marines around the battlefield. The JLTV contract award is currently being protested by one of the competing bidders, and the DoD has issued a stop-work order on the JLTV program pending resolution of the protest. The Company expects a decision on the protest in December 2015.

Additionally, the Company repurchased 4.9 million shares of its Common Stock, or 6.1% of its shares outstanding in fiscal 2015, signaled its intention to repurchase additional shares in fiscal 2016, increased its quarterly cash dividend by 13% in December 2014 and announced an additional 12% increase beginning in November 2015.
Looking forward to fiscal 2016, the Company expects consolidated sales will increase to a range of $6.2 billion to $6.5 billion, despite an expected 10% - 15% decline in access equipment segment sales. The Company believes the longer term fundamental drivers for access equipment demand remain solid. Specifically, the Company believes residential and non-residential construction in the U.S. will continue to improve slowly to drive modest rental fleet expansion of access equipment and that rental company metrics will remain solid. The Company also believes that global adoption of the use of access equipment as a safe, cost effective tool will help propel additional access equipment demand. However, in the near term, the Company expects lower replacement-driven demand and market cautiousness to contribute to lower access equipment sales in fiscal 2016. The Company believes that fiscal 2015 was a trough year for its defense segment and that this segment’s sales will increase approximately 65% in fiscal 2016, more than offsetting the expected decline in access equipment segment sales. The Company believes its defense segment sales will rise in fiscal 2016 due to the restart of FHTV production and the expected sale of approximately 1,000 M-ATVs internationally. The Company also believes that the fire & emergency and commercial segments will report sales growth in fiscal 2016.
The Company expects operating income of $400 million to $440 million and earnings per share of $3.00 to $3.40 in fiscal 2016, assuming an average share count of approximately 75 million.
The Company expects that earnings per share in fiscal 2016 will be weighted toward the second half of the year, with fiscal first quarter earnings being slightly profitable, due to the continued lower expected access equipment replacement demand, seasonality factors and the expected significant increase in defense segment sales not beginning until the third fiscal quarter.
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

In September 2012, the Company announced various targets for shareholders to assess its overall performance under its MOVE strategy, including an ambitious target to approximately double its fiscal 2012 adjusted earnings per share by fiscal 2015 despite an expected sharp downturn in the defense segment. The Company made good progress towards its earnings per share target in fiscal 2013 and 2014. However, due to adverse weather conditions in parts of the U.S. and the impact of a sudden and significant drop in the price of oil and gas on oil and gas exploration and related construction activity, which accelerated the mid-cycle dip in access equipment demand into fiscal 2015, access equipment segment sales and operating income fell short of the Company's previous estimates for fiscal 2015, causing the Company not to achieve its overall target of approximately doubling its earnings per share from fiscal 2012 to fiscal 2015. The Company's performance in executing the four key strategic initiatives of the MOVE strategy through fiscal 2015 follows:

•
Market recovery and growth — The Company plans to capture or improve its historical share of a market recovery. The Company estimated at its Analyst Day in September 2012 that even a modest market recovery represented a $220 million operating income opportunity in its non-defense businesses between fiscal 2012 and fiscal 2015 at historical margins and assuming no major market share gains. As a result of the impact of adverse weather in the Northeast and Southern U.S. in 2015 on the construction season in the U.S. and the impact of the sudden and significant decline in oil and gas prices on exploration activity, access equipment demand and, to a lesser extent, concrete mixer demand did not meet the Company's expectations and as a result, the Company fell short of its fiscal 2015 target for the Market Recovery and Growth initiative.

•
Optimize cost and capital structure — The Company is executing plans to optimize its cost and capital structure (“O” initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs. The Company had targeted 250 basis points of operating income margin improvement between fiscal 2012 and fiscal 2015 through this initiative. The Company's actual operating income margin improvement from cost optimization activities exceeded the 250 basis point target.

The Company is also executing a prudent capital allocation strategy as part of its optimize cost and capital structure initiative, which the Company expects to incrementally benefit earnings as well as returns for shareholders. As part of this strategy, the Company repurchased approximately 0.5 million, 6.1 million, 8.3 million and 4.9 million shares of its Common Stock during fiscal 2012, 2013, 2014 and 2015, respectively, at an aggregate cost of $818.8 million. Earnings per share in fiscal 2015 improved $0.22 compared to the prior year as a result of lower average shares outstanding. In addition, in November 2013, the Company reinstated its quarterly cash dividend at a rate of $0.15 per share. In October 2014, the Company announced as part of its capital allocation strategy that it was increasing its quarterly cash dividend by 13% to $0.17 per share. In October 2015, the Company announced that it was increasing its quarterly cash dividend by an additional 12%, declaring a dividend of $0.19 per share payable on November 30, 2015 to shareholders of record on November 15, 2015.

•
Value innovation — The Company has maintained its emphasis on new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and new technologies. The Company had targeted this initiative to achieve $350 million of incremental annual revenue by fiscal 2015 compared to fiscal 2012. As part of this initiative, the Company launched more than 20 new products in fiscal 2014 and approximately 30 new products in fiscal 2015. The Company's incremental revenue from new products in fiscal 2015 compared to fiscal 2012 exceeded the Company's $350 million target.

•
Emerging market expansion — The Company is driving expansion in targeted international geographies where it believes that there are significant opportunities for growth. The Company targeted to derive 25% of its revenues from outside the U.S. by fiscal 2015. The Company has continued to invest in international business development resources, including opening new access equipment segment sales and service offices in fiscal 2014 and 2015. The Company's revenue from outside of the U.S. in fiscal 2015 was approximately 21%, 23% on a constant currency basis, of its consolidated fiscal 2015 revenues. Achievement of the original target was adversely impacted by significant weakening of currencies against the U.S. dollar in fiscal 2015.

The Company expects to continue to pursue its MOVE strategy in fiscal 2016 and beyond, with the belief that this strategy will continue to drive actions that will position the Company to deliver strong shareholder value in the coming years.

Non-GAAP Financial Measures

The Company is comparing earnings per share from continuing operations excluding items that affect comparability. When the Company is comparing earnings per share from continuing operations, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance between periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures:

	Fiscal Year Ended September 30,
	2015	2012
Adjusted earnings per share from continuing operations-diluted (non-GAAP)	$3.02	$2.30
Discrete tax benefits	—	0.49
Debt extinguishment costs, net of tax	(0.12)	—
Pension and OPEB curtailment/settlement, net of tax	0.03	(0.02)
Workforce reduction charges, net of tax	(0.03)	—
Tender offer and proxy contest costs, net of tax	—	(0.05)
Performance share valuation adjustment, net of tax	—	(0.05)
Earnings per share from continuing operations-diluted (GAAP)	$2.90	$2.67

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2015

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales:
Access equipment	$3,400.6	$3,506.5	$3,120.8
Defense	939.8	1,724.5	3,049.7
Fire & emergency	815.1	756.5	792.4
Commercial	978.0	865.9	766.9
Intersegment eliminations	(35.4)	(45.2)	(64.7)
Consolidated	$6,098.1	$6,808.2	$7,665.1

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales:
United States	$4,789.3	$5,247.7	$6,034.5
Other North America	302.8	351.2	235.2
Europe, Africa and the Middle East	564.4	672.3	898.7
Rest of the world	441.6	537.0	496.7
Consolidated	$6,098.1	$6,808.2	$7,665.1

Fiscal 2015 Compared to Fiscal 2014

Consolidated net sales decreased $710.1 million, or 10.4%, to $6.10 billion in fiscal 2015 compared to fiscal 2014 largely as a result of an expected significant decline in defense segment sales. Foreign currency exchange rates also adversely impacted sales by $103 million compared to the prior year.

Access equipment segment net sales decreased $105.9 million, or 3.0%, to $3.40 billion in fiscal 2015 compared to fiscal 2014, due largely to an unfavorable currency impact of $94 million as a result of the weakening of most major currencies against the U.S. dollar during the year. Access equipment segment sales were also negatively impacted in the second half of the fiscal year as a result of the beginning of a mid-cycle dip in North American demand.

Defense segment net sales decreased $784.7 million, or 45.5%, to $939.8 million in fiscal 2015 compared to fiscal 2014. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $706 million) and lower international sales of M-ATVs.

Fire & emergency segment net sales increased $58.6 million, or 7.8%, to $815.1 million in fiscal 2015 compared to fiscal 2014. The increase in sales primarily reflected higher fire apparatus deliveries (up $46 million) as a result of improved production rates and improved pricing (up $14 million).

Commercial segment net sales increased $112.1 million, or 12.9%, to $978.0 million in fiscal 2015 compared to fiscal 2014. The increase in commercial segment sales was primarily attributable to higher refuse collection vehicle unit volume (up $46 million), an increase in sales of higher content units with both chassis and bodies (up $42 million) and improved aftermarket parts and service sales (up $20 million).

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

Consolidated Cost of Sales — Three Years Ended September 30, 2015

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Cost of sales:
Access equipment	$2,697.7	$2,706.5	$2,459.2
Defense	862.7	1,566.4	2,725.0
Fire & emergency	703.9	666.3	700.9
Commercial	820.6	727.6	649.2
Intersegment eliminations	(26.0)	(41.3)	(61.0)
Consolidated	$5,058.9	$5,625.5	$6,473.3

Fiscal 2015 Compared to Fiscal 2014

Consolidated cost of sales was $5.06 billion, or 83.0% of sales, in fiscal 2015 compared to $5.63 billion, or 82.6% of sales, in fiscal 2014. The 40 basis point increase in cost of sales as a percentage of sales in fiscal 2015 was primarily due to adverse absorption of fixed costs due to the lower production rates in the defense segment and a higher concentration of less profitable telehandler sales in the access equipment segment.

Access equipment segment cost of sales was $2.70 billion, or 79.3% of sales, in fiscal 2015 compared to $2.71 billion, or 77.2% of sales, in fiscal 2014. The 210 basis point increase in cost of sales as a percentage of sales in fiscal 2015 was primarily due to a higher concentration of less profitable telehandler sales (160 basis points) and adverse production variances (80 basis points).

Defense segment cost of sales was $862.7 million, or 91.8% of sales, in fiscal 2015 compared to $1.57 billion, or 90.8% of sales, in fiscal 2014. The 100 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse production absorption (310 basis points) on significantly lower sales, offset in part by the combined impact of pension and OPEB curtailments in fiscal 2015 and fiscal 2014 (100 basis points) and favorable product mix (60 basis points).

Fire & emergency segment cost of sales was $703.9 million, or 86.4% of sales, in fiscal 2015 compared to $666.3 million, or 88.1% of sales, in fiscal 2014. The 170 basis point decline in cost of sales as a percentage of sales in fiscal 2015 compared to fiscal 2014 was largely attributable to improved product mix (50 basis points), favorable overhead absorption (50 basis points) and improved pricing (50 basis points).

Commercial segment cost of sales of $820.6 million, or 83.9% of sales, in fiscal 2015 was largely unchanged as a percentage of sales compared to $727.6 million, or 84.0% of sales, in fiscal 2014 as adverse sales mix (30 basis points) and higher material costs (30 basis points) were offset by lower warranty expenses (60 basis points).

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

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2015

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Operating income (loss):
Access equipment	$407.0	$501.1	$379.6
Defense	9.2	76.4	224.9
Fire & emergency	43.8	26.6	23.8
Commercial	64.5	53.9	41.3
Corporate	(126.0)	(154.7)	(163.9)
Intersegment eliminations	0.1	—	—
Consolidated	$398.6	$503.3	$505.7

Fiscal 2015 Compared to Fiscal 2014

Consolidated operating income decreased 20.8% to $398.6 million, or 6.5% of sales, in fiscal 2015 compared to $503.3 million, or 7.4% of sales, in fiscal 2014. Reductions in corporate expenses and improved performance in the fire & emergency and commercial segments were not sufficient to offset the adverse product mix in the access equipment segment as well as the impact of significantly lower sales volumes in the defense segment.

Access equipment segment operating income decreased 18.8% to $407.0 million, or 12.0% of sales, in fiscal 2015 compared to $501.1 million, or 14.3% of sales, in fiscal 2014. The decrease in operating income was primarily the result of an adverse product mix (down $56 million) and unfavorable production variances (up $25 million).

Defense segment operating income decreased 87.9% to $9.2 million, or 1.0% of sales, in fiscal 2015 compared to $76.4 million, or 4.4% of sales, in fiscal 2014. The decrease in operating income was largely due to lower gross income associated with lower sales (down $111 million), partially offset by lower operating expenses (down $14 million) and lower engineering costs (down $10 million). Operating income in fiscal 2014 was adversely impacted by an $8.9 million reduction to net sales as a result of the reversal of billings to the DoD for other post-employment benefit costs determined to be unallowable under cost-plus government contracts.

Fire & emergency segment operating income increased 64.5% to $43.8 million, or 5.4% of sales, in fiscal 2015, compared to $26.6 million, or 3.5% of sales, in fiscal 2014. The increase in operating income was largely due to higher gross income on increased sales (up $8 million), improved pricing, net of higher input costs (up a combined $7 million) and improved absorption (up $4 million), partially offset by increased operating expenses (up $4 million).

Commercial segment operating income increased 19.7% to $64.5 million, or 6.6% of sales, in fiscal 2015 compared to $53.9 million, or 6.2% of sales, in fiscal 2014. The increase in operating income was primarily a result of gross income associated with higher sales volume (up $28 million) and favorable warranty performance (down $4 million), partially offset by increased operating expenses (up $9 million), including investments in MOVE initiatives.

Corporate operating expenses decreased $28.7 million to $126.0 million in fiscal 2015 compared to fiscal 2014. The decrease in corporate operating expenses in fiscal 2015 was primarily due to lower incentive compensation expense (down $12 million), lower information technology expense (down $9 million) and lower stock-based compensation expense (down $7 million), partially offset by costs to support the start-up of a corporate-led manufacturing facility to support multiple business segments. Stock-based compensation expense declined because the Company granted few equity-based long-term incentive awards in fiscal 2015 because it moved the annual employee stock-based compensation grants from September to November.

Consolidated selling, general and administrative expenses decreased 5.9% to $587.4 million, or 9.6% of sales, in fiscal 2015 compared to $624.1 million, or 9.2% of sales, in fiscal 2014. The decrease in selling, general and administrative expenses was largely the result of lower incentive compensation expense for fiscal 2015 compared to fiscal 2014. The increase in consolidated selling, general and administrative expenses as a percentage of sales was largely due to a shift in the percentage of consolidated sales to segments (non-defense) that have a higher percentage of selling, general and administrative expenses. The Company’s defense segment generally has lower selling, general and administrative costs as a percentage of sales compared to its other segments, in large part due to concentration of business with the DoD. For example, the defense segment has limited sales and marketing expenses and has operations/locations primarily in the United States, as compared to the Company’s access equipment segment, which has a diverse customer base with a significant number of customers, significant sales and marketing costs, and operations/locations in various regions of the world. As the Company’s defense segment sales decreased and the Company’s non-defense segment sales increased as a percentage of consolidated sales, consolidated selling, general and administrative expenses as a percentage of sales increased.

Fiscal 2014 Compared to Fiscal 2013

Consolidated operating income decreased 0.5%, to $503.3 million, or 7.4% of sales, in fiscal 2014 compared to $505.7 million, or 6.6% of sales, in fiscal 2013. Operating income margins improved in fiscal 2014 as a result of favorable performance in the Company’s access equipment segment, offset in part by the impact of lower sales volume in the defense segment. Operating income in fiscal 2014 was adversely impacted by an $8.9 million reduction to net sales as a result of the reversal of billings to the DoD for other post-employment benefit costs determined to be unallowable under cost-plus government contracts in the defense segment. Operating income in fiscal 2013 included costs of $16.3 million incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest, a non-cash intangible asset impairment charge in the access equipment segment of $9.0 million and charges of $3.8 million related to the ratification of a five-year union contract extension in the defense segment.

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

Defense segment operating income decreased 66.1% to $76.4 million, or 4.4% of sales, in fiscal 2014 compared to $224.9 million, or 7.4% of sales, in fiscal 2013. The decrease in operating income was largely due to lower gross profit related to lower sales volume. Operating income in fiscal 2014 was adversely impacted by an $8.9 million reduction to net sales as a result of the reversal of billings to the DoD for other post-employment benefit costs determined to be unallowable under cost-plus government contracts. Fiscal 2014 results also included a net benefit of $1.8 million related to pension and other post-employment benefit curtailments and settlements and $1.6 million of asset impairment charges.

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

Non-Operating Income (Expense) — Three Years Ended September 30, 2015

Fiscal 2015 Compared to Fiscal 2014

Interest expense net of interest income decreased $1.8 million to $67.6 million in fiscal 2015 compared to fiscal 2014 primarily as a result of lower interest rates on the Company's senior notes refinanced in the second quarters of fiscal 2015 and fiscal 2014. Included in interest expense are $14.7 million and $10.9 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during fiscal 2015 and 2014, respectively.

Other miscellaneous expense of $4.9 million in fiscal 2015 and $2.0 million in fiscal 2014 primarily related to net foreign currency transaction losses.

Fiscal 2014 Compared to Fiscal 2013

Interest expense net of interest income increased $14.8 million to $69.4 million in fiscal 2014 compared to fiscal 2013, as a result of refinancing costs in fiscal 2014 and interest income recognized in fiscal 2013, offset in part by the benefit of lower interest rates due to the refinancing of the Company's senior notes due 2017 during the second quarter of fiscal 2014. Interest expense in fiscal 2014 included $10.9 million of debt extinguishment costs as a result of the Company’s refinancing of its credit agreement and the senior notes due 2017. In fiscal 2013, the Company recognized $9.9 million of interest income upon receipt of payments on a note receivable from a customer on nonaccrual status.

Other miscellaneous expense of $2.0 million in fiscal 2014 and $6.1 million in fiscal 2013 primarily related to net foreign currency transaction losses.

Provision for Income Taxes — Three Years Ended September 30, 2015

Fiscal 2015 Compared to Fiscal 2014

The Company recorded income tax expense of $99.2 million in fiscal 2015, or 30.4% of pre-tax income, compared to $125.0 million, or 29.0% of pre-tax income in fiscal 2014. Results for fiscal 2015, when compared to the U.S. statutory tax rate, were favorably impacted by a reduction of income tax reserves as a result of favorable tax audit settlements (260 basis points) and the benefit resulting from the reinstatement of the U.S. research and development tax credit (130 basis points). Results for fiscal 2014, when compared to the U.S. statutory tax rate, were favorably impacted by a reduction in valuation allowance on foreign, state and capital loss carryforwards (240 basis points) largely due to a favorable tax ruling in Europe, the benefit of tax audit settlements (230 basis points) and the U.S. domestic manufacturing deduction benefit (220 basis points), offset by state taxes (210 basis points) which increased due to provisions for uncertain tax benefits.

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

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2015

Fiscal 2015 Compared to Fiscal 2014

Equity in earnings of unconsolidated affiliates of $2.6 million in fiscal 2015 and $2.4 million in fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2014 Compared to Fiscal 2013

Equity in earnings of unconsolidated affiliates of $2.4 million in fiscal 2014 and $3.0 million in fiscal 2013 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Analysis of Discontinued Operations - Three Years Ended September 30, 2015

Fiscal 2014 Compared to Fiscal 2013

In March 2013, the Company discontinued production of ambulances. The ambulance business, which was included in the Company's fire & emergency segment, had sales of $20.6 million in fiscal 2013. The Company has reflected the financial results of the business as discontinued operations in the Consolidated Statements of Income.

Liquidity and Capital Resources

Financial Condition at September 30, 2015

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30,
	2015	2014
Cash and cash equivalents	$42.9	$313.8
Total debt	938.5	895.0
Total shareholders’ equity	1,911.1	1,985.0
Total capitalization (debt plus equity)	2,849.6	2,880.0
Debt to total capitalization	32.9%	31.1%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At September 30, 2015, the Company had cash and cash equivalents of $42.9 million, a majority of which is located in the United States. The Company expects to meet its fiscal 2016 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $723.9 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2015. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”).

The Company's ratio of debt to total capitalization of 32.9% at September 30, 2015 remained within its targeted range. The Company's capital structure was impacted in fiscal 2015 by the Company's repurchase of 4.9 million shares of its Common Stock at an aggregate cost of $200.4 million. As of September 30, 2015, the Company had approximately 10.0 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) were 50 days at both September 30, 2015 and September 30, 2014. Days sales outstanding for segments other than the defense segment were 53 days at September 30, 2015, down from 54 days at September 30, 2014. This decrease in days sales outstanding was primarily due to a decrease in accounts receivable in the access equipment segment at September 30, 2015 as a result of the beginning of a mid-cycle dip in access equipment demand. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 4.3 times at September 30, 2015, down from 5.8 times at September 30, 2014. The decrease in inventory turns was largely due to higher inventory levels in the access equipment and defense segments as each segment executed strategic initiatives to meet expected customer demand.

Cash Flows

Operating Cash Flows

The Company generated $82.5 million of cash from operating activities during fiscal 2015 compared to $170.4 million during fiscal 2014 and $438.0 million during fiscal 2013. The decrease in cash generated from operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to lower operating income and higher inventory levels in the access equipment and defense segments at September 30, 2015, partially offset by increased customer advances on higher order backlog in the fire & emergency segment. Increased inventory in the access equipment segment (up $182.8 million) resulted from the combination of a plan to level-load production during the year to address seasonal fluctuations in demand and a subsequent reduction in access equipment third and fourth quarter sales compared to previous estimates as a result of the start of a mid-cycle dip in North American demand for access equipment. Defense inventory levels grew (up $134.0 million) to support new contracts, both domestic and international. The magnitude and duration of these contracts has resulted in heightened working capital requirements in the defense segment. The decrease in cash from operating activities in fiscal 2014 compared to fiscal 2013 was primarily due to an increase in accounts receivable in the access equipment segment in fiscal 2014 as a result of a larger concentration of sales in the last month of fiscal 2014 and increased inventory levels in the access equipment and commercial segments at September 30, 2014.

Investing Cash Flows

Net cash used in investing activities in fiscal 2015 was $140.1 million compared to $114.7 million in fiscal 2014 and $74.7 million in fiscal 2013. Additions to property, plant and equipment of $131.7 million in fiscal 2015 reflected an increase in capital spending of $39.5 million compared to fiscal 2014 as a result of investments in the Company's vertical integration strategy and global information systems replacement initiative. In fiscal 2016, the Company expects capital spending to decrease to approximately $100 million. In fiscal 2013, the Company made an initial contribution of $19.4 million to a rabbi trust established to fund obligations under the Company's non-qualified supplemental executive retirement plans.

Financing Cash Flows

Financing activities resulted in a net use of cash of $212.9 million in fiscal 2015 compared to $476.0 million in fiscal 2014 and $170.0 million in fiscal 2013. The Company made required quarterly debt payments during fiscal 2015 totaling $20.0 million compared to $37.5 million in fiscal 2014. The Company also prepaid $22.5 million of term debt in fiscal 2014 as part of refinancing the Credit Agreement. No debt payments were required in fiscal 2013 as the Company made all required quarterly payments in fiscal 2012. In fiscal 2015, 2014 and 2013 the Company repurchased approximately 4.9 million, 8.3 million and 6.1 million shares of its Common Stock, respectively, under its share repurchase authorization at an aggregate cost of $200.4 million, $403.3 million and $201.8 million, respectively. The Company expects to continue to repurchase shares of its Common Stock in fiscal 2016, subject to maintaining prudent leverage and the price of the Company's Common Stock. In addition, the Company paid dividends of $53.1 million and $50.7 million in fiscal 2015 and 2014, respectively.

Liquidity

The Company's primary sources of liquidity are the cash flow generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $42.9 million, the majority of which is located in the United States, the Company had $723.9 million of unused availability under the Revolving Credit Facility as of September 30, 2015. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2015 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2015.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2015 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Long-term debt (including interest)(1)	$1,107.2	$53.2	$105.4	$371.3	$577.3
Operating leases	57.9	22.9	25.5	7.1	2.4
Purchase obligations(2)	707.0	705.5	1.5	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	542.9	54.7	68.6	46.1	373.5
Total contractual obligations	$2,415.0	$836.3	$201.0	$424.5	$953.2
_________________________

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2015.

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

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $27.0 million of unrecognized tax benefits as of September 30, 2015 have been excluded from the Contractual Obligations table above. See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2015.

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

The following is a summary of the Company’s commitments by period following September 30, 2015 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitments
Customer financing guarantees to third parties	$120.4	$44.1	$32.9	$22.1	$21.3
Standby letters of credit	62.6	40.1	22.3	0.2	—
Total commercial commitments	$183.0	$84.2	$55.2	$22.3	$21.3

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 13 of the Notes to Consolidated Financial Statements.

Fiscal 2016 Outlook

The Company believes consolidated net sales will increase approximately 2% to 6% in fiscal 2016 compared to fiscal 2015, resulting in consolidated sales of between $6.2 billion and $6.5 billion. The high end of the estimates assumes higher sales in each of the Company's non-access equipment segments, led by an expected significant percentage increase in defense segment sales as a result of the expected sale of approximately 1,000 M-ATVs internationally and a full year of FHTV sales, after signing a new five year contract in June 2015 following a six-month break in production while the new contract was being negotiated. The Company expects access equipment segment sales to decline 10%-15% compared to fiscal 2015 as a result of continuation of the mid-cycle dip that the access equipment market began to experience in fiscal 2015. The Company expects consolidated operating income will be in the range of $400 million to $440 million, with earnings per share of approximately $3.00 to $3.40 assuming a full year average share count of approximately 75 million shares.

The Company believes access equipment segment sales will be between $2.90 billion and $3.05 billion in fiscal 2016, representing a decrease of 10%-15% compared to fiscal 2015. The Company expects the sales decrease will be a result of the continuation of the mid-cycle dip that began in fiscal 2015. The Company expects operating income margin in the access equipment segment will be approximately 10.5%, compared to an operating income margin of 12.0% in fiscal 2015, reflecting the impact of lower sales and under-absorption of fixed overhead as this segment works to align inventory levels with lower expected demand.

The Company expects that defense segment sales will be approximately $1.55 billion in fiscal 2016, an increase of approximately 65% from fiscal 2015 sales. The Company is assuming that it will secure an additional international contract in time to record sales of approximately 1,000 M-ATVs in fiscal 2016. The Company believes operating income margins in this segment will be approximately 8.75%. The Company expects defense segment margins to be positively impacted by higher sales.

The Company expects fire & emergency segment sales will be approximately $900 million in fiscal 2016, reflecting the continued recovery in the municipal fire apparatus market and increased production rates. The Company expects operating income margins in this segment to increase to approximately 6.0% in fiscal 2016 as a result of the higher sales volumes and improved operating efficiencies.

The Company believes commercial segment sales will be approximately $1.0 billion in fiscal 2016, a 2% improvement over fiscal 2015, driven by an expected continued recovery in the U.S. refuse collection vehicle market and share gains, partially offset by expected lower concrete placement product sales. The Company expects operating income margins in this segment to be approximately 7.0% in fiscal 2016, reflecting the benefits of higher sales and the impact of other MOVE initiatives.

The Company expects corporate expenses in fiscal 2016 will be between $144 million and $152 million reflecting an assumed target level bonus after minimal bonuses were earned in fiscal 2015 and continued start-up costs of a shared production facility. The Company estimates its effective tax rate for fiscal 2016 will be approximately 34%. The Company is assuming a fiscal 2016 full year share count of approximately 75 million. The Company expects capital expenditures to be approximately $100 million in fiscal 2016, down from $131.7 million in fiscal 2015. The Company also expects a significant increase in cash flow from operations in fiscal 2016 due to strong earnings and a targeted reduction in inventory levels.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the DoD based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 13% of the Company’s revenues for fiscal 2015 were recognized under the percentage-of-completion accounting method.

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

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

(“ASC”) Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default.

Critical Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Definitization of Undefinitized Contracts. The Company recognizes revenue on undefinitized contracts with the DoD to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. Undefinitized contracts are used when the Company and the DoD have not agreed upon all contract terms before the Company begins performance under the contracts. To the extent that contract definitization results in changes or adjustments to previously recognized revenues or estimated or incurred costs, including charges from subcontractors, the Company records those adjustments as a change in estimate in the period of change. The Company updated its estimated costs under several undefinitized change orders and recorded $7.5 million and $13.8 million of revenue related to such updates during fiscal 2014 and 2013, respectively. As the majority of costs associated with these contracts had previously been expensed, the definitization of contracts increased net income by $4.7 million, or $0.06 per share, and $6.6 million, or $0.07 per share, for fiscal 2014 and 2013, respectively.

Allowance for Doubtful Accounts. The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations. The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment where the majority of the Company’s trade receivables are recorded. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. At September 30, 2015, reserves for potentially uncollectible accounts receivable totaled $20.3 million. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Inventories. Inventories are stated at the lower of cost or market (“LCM”) value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with customers for future orders, including their plans for expenditures, and market trends for similar products. The Company's judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, actions of the Company's competitors, including the introduction of new products and technological advances. The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly. At September 30, 2015, reserves for LCM, excess and obsolete inventory totaled $84.9 million.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units' fair value to the Company's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2015. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2015. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2015.

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

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2015, the Company was generally self-insured for future claims up to $5.0 million per claim.

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

Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. Over the past five fiscal years, the Company’s warranty cost as a percentage of sales has ranged from 0.39% of sales to 0.87% of sales. Warranty costs tend to be higher shortly after new product introductions, especially those introductions involving new technologies, when field warranty campaigns may be necessary to correct or retrofit certain items. Accordingly, the Company must make assumptions about the number and cost of anticipated field warranty campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of new features/components included in new product models.

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

The Company determines the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The Company's long-term rate of return on assets is based on consideration of historical and forward-looking returns and the current asset allocation strategy. Actuarial valuations at September 30, 2015 used a weighted-average discount rate of 4.45% and an expected return on plan assets of 6.03%. A 50 basis point decrease in the discount rate would increase the Company's annual pension expense by $2.0 million. A 50 basis point decrease in the expected return on plan assets would increase the Company’s annual pension expense by $1.4 million.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The evaluation of a tax position in accordance with ASC Topic 740 is a two-step process. The first step is recognition, where the Company evaluates whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, zero tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from the Company’s estimates. In future periods, changes in facts and circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of September 30, 2015, the Company had net liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $27.0 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 15% of the Company’s net sales in fiscal 2015. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2015 increased 37.9% to $2.61 billion compared to $1.89 billion at September 30, 2014 due largely to an increase the defense segment backlog as a result of new contracts in fiscal 2015. Access equipment segment backlog decreased 45.4% to $209.7 million at September 30, 2015 compared to $384.3 million at September 30, 2014, due to the impact of the mid-cycle dip in North American demand for access equipment. Defense segment backlog increased 81.4% to $1,414.0 million at September 30, 2015 compared to $779.7 million at September 30, 2014 due largely to orders under a new FHTV contract, higher international M-ATV orders and $114.7 million in delivery orders under the new JLTV contract. The JLTV orders represent initial delivery orders on this new contract. Fire & emergency segment backlog increased 39.4% to $790.7 million at September 30, 2015 compared to $567.1 million at September 30, 2014 due largely to increased orders for domestic fire apparatus as a result of market growth and share gains. Commercial segment backlog increased 20.7% to $193.0 million at September 30, 2015 compared to $159.9 million at September 30, 2014. Unit backlog for concrete mixers as of September 30, 2015 was flat compared to September 30, 2014. Unit backlog for refuse collection vehicles was up 46.0% at September 30, 2015 compared to September 30, 2014 due to fleet replacement and share growth.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 17% of the Company’s September 30, 2015 backlog is not expected to be filled in fiscal 2016. The Company's September 30, 2015 backlog includes $114.7 million in orders under the recently awarded JLTV contract. These orders are on hold until the JLTV contract stop-work-order has been lifted. The Company expects a decision on the JLTV protest in December 2015.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2015, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $4.4 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$20.0	$20.0	$20.0	$315.0	$—	$—	$375.0	$375.0
Average interest rate	1.9904%	2.5064%	2.9770%	3.2418%	—%	—%	3.1217%
Fixed rate ($US)	$—	$—	$—	$—	$—	$500.0	$500.0	$501.0
Average interest rate	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Mexico, Canada, France, Australia, Romania, the United Kingdom and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 21% of overall net sales in fiscal 2015, of which approximately 70% involved exports from the U.S. The majority of export sales in fiscal 2015 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and the Mexican peso and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2015, the Company was managing $138.5 million (notional) of foreign currency contracts, including $125.8 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts as of September 30, 2015 will settle within 365 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding U.S. dollar impact on the value of these instruments assuming a 10% appreciation/depreciation of the sell currency at September 30, 2015 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of Sell Currency	10% Depreciation of Sell Currency
Sell AUD / Buy USD	$53.2	1.3752	$—	$5.3	$(5.3)
Sell USD / Buy EUR	17.9	1.1228	(0.1)	1.8	(1.8)
Sell EUR / Buy SEK	17.6	9.4049	0.1	2.0	(1.6)
Sell EUR / Buy USD	17.3	1.1222	0.2	1.7	(1.7)
Sell CAD / Buy USD	10.5	0.0761	0.3	0.8	(0.8)
Sell USD / Buy GBP	9.4	1.5427	(0.2)	0.9	(0.9)
Sell CAD / Buy EUR	6.6	1.4910	—	0.7	(0.7)
Sell GBP / Buy EUR	3.2	1.3751	—	0.3	(0.3)
Sell GBP / Buy USD	2.8	1.5336	—	0.3	(0.3)

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015 of the Company and our report dated November 13, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 13, 2015

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales	$6,098.1	$6,808.2	$7,665.1
Cost of sales	5,058.9	5,625.5	6,473.3
Gross income	1,039.2	1,182.7	1,191.8

Operating expenses:
Selling, general and administrative	587.4	624.1	620.5
Amortization of purchased intangibles	53.2	55.3	56.6
Intangible asset impairment charge	—	—	9.0
Total operating expenses	640.6	679.4	686.1
Operating income	398.6	503.3	505.7

Other income (expense):
Interest expense	(70.1)	(71.4)	(66.0)
Interest income	2.5	2.0	11.4
Miscellaneous, net	(4.9)	(2.0)	(6.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	326.1	431.9	445.0
Provision for income taxes	99.2	125.0	131.7
Income from continuing operations before equity in earnings of unconsolidated affiliates	226.9	306.9	313.3
Equity in earnings of unconsolidated affiliates	2.6	2.4	3.0
Income from continuing operations, net of tax	229.5	309.3	316.3
Discontinued operations (Note 3):
Income from discontinued operations	—	—	2.6
Income tax provision	—	—	(0.9)
Income from discontinued operations, net of tax	—	—	1.7
Net income	$229.5	$309.3	$318.0

Earnings per share-basic:
From continuing operations	$2.94	$3.66	$3.58
From discontinued operations	—	—	0.02
	$2.94	$3.66	$3.60

Earnings per share-diluted:
From continuing operations	$2.90	$3.61	$3.53
From discontinued operations	—	—	0.02
	$2.90	$3.61	$3.55

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2015	2014	2013
Net income	$229.5	$309.3	$318.0
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	0.1	—	—
Employee pension and postretirement benefits	(2.2)	(21.2)	76.6
Currency translation adjustments	(73.1)	(33.4)	10.2
Total other comprehensive income (loss), net of tax	(75.2)	(54.6)	86.8
Comprehensive income	$154.3	$254.7	$404.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$42.9	$313.8
Receivables, net	964.6	974.9
Inventories	1,301.7	960.9
Deferred income taxes, net	52.2	66.3
Prepaid income taxes	22.8	22.7
Other current assets	45.1	45.7
Total current assets	2,429.3	2,384.3
Investment in unconsolidated affiliates	16.2	21.1
Property, plant and equipment, net	475.8	405.5
Goodwill	1,001.1	1,025.5
Purchased intangible assets, net	606.7	657.9
Other long-term assets	83.9	92.4
Total assets	$4,613.0	$4,586.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$83.5	$20.0
Accounts payable	552.8	586.7
Customer advances	440.2	310.1
Payroll-related obligations	116.6	147.2
Accrued warranty	76.9	91.2
Other current liabilities	188.1	156.4
Total current liabilities	1,458.1	1,311.6
Long-term debt, less current maturities	855.0	875.0
Deferred income taxes, net	91.7	125.0
Other long-term liabilities	297.1	290.1
Commitments and contingencies
Shareholders' Equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	771.5	758.0
Retained earnings	2,016.5	1,840.1
Accumulated other comprehensive loss	(144.4)	(69.2)
Common Stock in treasury, at cost (16,647,031 and 12,256,103 shares, respectively)	(733.4)	(544.8)
Total shareholders’ equity	1,911.1	1,985.0
Total liabilities and shareholders' equity	$4,613.0	$4,586.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2012	$0.9	$703.5	$1,263.5	$(101.4)	$(13.0)	$1,853.5
Net income	—	—	318.0	—	—	318.0
Employee pension and postretirement benefits, net of tax of $44.6	—	—	—	76.6	—	76.6
Currency translation adjustments	—	—	—	10.2	—	10.2
Repurchases of Common Stock	—	—	—	—	(201.8)	(201.8)
Exercise of stock options	—	(0.5)	—	—	31.9	31.4
Stock-based compensation expense	—	24.4	—	—	—	24.4
Excess tax benefit (shortfall) from stock-based compensation	—	(1.0)	—	—	—	(1.0)
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.5)	(3.5)
Other	—	(0.8)	—	—	0.8	—
Balance at September 30, 2013	0.9	725.6	1,581.5	(14.6)	(185.6)	2,107.8
Net income	—	—	309.3	—	—	309.3
Employee pension and postretirement benefits, net of tax of $(12.4)	—	—	—	(21.2)	—	(21.2)
Currency translation adjustments	—	—	—	(33.4)	—	(33.4)
Cash dividends ($0.60 per share)	—	—	(50.7)	—	—	(50.7)
Repurchases of Common Stock	—	—	—	—	(403.3)	(403.3)
Exercise of stock options	—	6.2	—	—	44.7	50.9
Stock-based compensation expense	—	25.0	—	—	—	25.0
Excess tax benefit from stock-based compensation	—	6.4	—	—	—	6.4
Payment of earned performance shares	—	(5.1)	—	—	5.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.5	0.4
Balance at September 30, 2014	0.9	758.0	1,840.1	(69.2)	(544.8)	1,985.0
Net income	—	—	229.5	—	—	229.5
Gains on derivative instruments, net of tax	—	—	—	0.1	—	0.1
Employee pension and postretirement benefits, net of tax of $(1.2)	—	—	—	(2.2)	—	(2.2)
Currency translation adjustments	—	—	—	(73.1)	—	(73.1)
Cash dividends ($0.68 per share)	—	—	(53.1)	—	—	(53.1)
Repurchases of Common Stock	—	—	—	—	(200.4)	(200.4)
Exercise of stock options	—	0.3	—	—	8.3	8.6
Stock-based compensation expense	—	21.4	—	—	—	21.4
Excess tax benefit from stock-based compensation	—	3.8	—	—	—	3.8
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.9)	(8.9)
Other	—	(4.6)	—	—	5.0	0.4
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2015	2014	2013
Operating activities:
Net income	$229.5	$309.3	$318.0
Intangible asset impairment charge	—	—	9.0
Depreciation and amortization	124.5	126.8	126.8
Stock-based compensation expense	21.4	25.0	24.4
Deferred income taxes	(12.2)	(19.8)	(30.4)
Foreign currency transaction (gains) losses	10.4	(2.3)	(1.8)
Other non-cash adjustments	4.8	4.3	(1.3)
Changes in operating assets and liabilities:
Receivables, net	(13.9)	(195.6)	236.5
Inventories	(378.8)	(153.4)	113.1
Other current assets	(1.7)	(6.8)	(5.6)
Accounts payable	(28.7)	62.4	(156.0)
Customer advances	130.1	15.8	(216.0)
Payroll-related obligations	(37.2)	(4.8)	13.6
Income taxes	17.6	74.3	1.4
Other current liabilities	(9.1)	(89.8)	(56.0)
Other long-term assets and liabilities	25.8	25.0	62.3
Total changes in operating assets and liabilities	(295.9)	(272.9)	(6.7)
Net cash provided by operating activities	82.5	170.4	438.0

Investing activities:
Additions to property, plant and equipment	(131.7)	(92.2)	(46.0)
Additions to equipment held for rental	(26.3)	(32.7)	(13.9)
Acquisition of a business, net of cash acquired	(10.0)	—	—
Contributions to rabbi trust	—	(1.9)	(19.4)
Proceeds from sale of equipment held for rental	26.8	12.8	7.5
Other investing activities	1.1	(0.8)	(3.0)
Net cash used by investing activities	(140.1)	(114.8)	(74.8)

Financing activities:
Repayment of long-term debt	(270.0)	(710.0)	—
Proceeds from issuance of long-term debt	250.0	650.0	—
Proceeds from revolving credit facility	63.5	—	—
Repurchases of Common Stock	(200.4)	(403.3)	(201.8)
Debt issuance costs	(15.5)	(19.1)	—
Proceeds from exercise of stock options	8.6	50.9	31.4
Dividends paid	(53.1)	(50.7)	—
Excess tax benefit from stock-based compensation	4.0	6.2	0.4
Net cash used by financing activities	(212.9)	(476.0)	(170.0)

Effect of exchange rate changes on cash	(0.4)	0.7	(0.4)
Increase (decrease) in cash and cash equivalents	(270.9)	(419.7)	192.8
Cash and cash equivalents at beginning of year	313.8	733.5	540.7
Cash and cash equivalents at end of year	$42.9	$313.8	$733.5

Supplemental disclosures:
Cash paid for interest	$51.0	$56.0	$61.1
Cash paid for income taxes	89.9	61.9	157.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (“JLG”) and JerrDan Corporation (“JerrDan”). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (“RiRent”). The Company's defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary (“Oshkosh Defense”). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (“Pierce”), Oshkosh Airport Products, LLC (“Airport Products”) and Kewaunee Fabrications LLC (“Kewaunee”). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (“McNeilus”), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (“CON-E-CO”), London Machinery Inc. and its wholly-owned subsidiary (“London”), Iowa Mold Tooling Co., Inc. (“IMT”) and Oshkosh Commercial Products, LLC. (“Oshkosh Commercial”). McNeilus owns a 49% interest in Mezcladoras Trailers de Mexico, S.A. de C.V. (“Mezcladoras”), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

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

Under certain criteria as provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (“VIE”). An entity is considered to be a VIE if it has one of the following characteristics: (1) the entity is thinly capitalized; (2) residual equity holders do not control the entity; (3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or (4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE. If the entity is not considered a VIE, then the Company applies the voting interest model to determine whether or not the Company shall consolidate the partially-owned affiliate. The Company has determined that it does not have any consolidated VIEs.

Nonconsolidated VIE - In July 2015, the Company agreed to provide a newly-formed, thinly-capitalized entity up to $15.0 million of subordinated financing to purchase product from the Company. The Company does not have any equity interest in the entity, however the Company has determined that its subordinated financing represents a variable interest in the entity. The Company has determined that the equity holder of the entity held the power to make key operating decisions considered to be most significant to the entity, and as a result, the Company determined that it is not the primary beneficiary of the entity. The Company records transactions with the customer under the cost recovery method, which defers recognition of sales and profit on equipment sales to this entity until the Company has recovered its cost. As of September 30, 2015, the Company has recorded $6.2 million in trade receivables and $5.0 million in long-term receivables and has deferred $11.2 million in revenue. The Company’s maximum exposure to loss relative to this customer is $6.2 million as of September 30, 2015.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are accepted by the government. Under the units-of-delivery measure, the Company records sales as units are accepted by the U.S. Department of Defense (“DoD”) based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Approximately 13%, 20% and 31% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2015, 2014 and 2013, respectively.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $147.9 million, $142.0 million and $112.9 million during fiscal 2015, 2014 and 2013, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $22.1 million, $20.4 million and $17.1 million in fiscal 2015, 2014 and 2013, respectively.

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. See Note 17 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

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

A majority of the Company’s cash and cash equivalents at September 30, 2015 was located in the United States. U.S. income taxes are provided on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. As a result of anticipated cash requirements in foreign subsidiaries, the Company currently believes that all earnings of non-U.S. subsidiaries will be reinvested indefinitely to finance foreign activities. Accordingly, no U.S. deferred income taxes have been provided for the repatriation of those earnings.

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2015 and 2014. See Note 16 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2015 consisted principally of bank deposits and money market instruments.

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for 79.7% of the Company’s inventories at September 30, 2015 and 81.2% of the Company's inventories at September 30, 2014. For the remaining inventories, cost has been determined using the first-in, first-out (“FIFO”) method.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-amortizable trade names are assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company evaluates the potential impairment by estimating the fair value of the non-amortizing intangible assets using the “relief from royalty” method. When the fair value of the non-amortizable trade name is less than the carrying value of the trade name, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of the non-amortizable trade name, represent the excess of the carrying amount over the implied fair value of that non-amortizable trade name. In fiscal 2013, the Company recorded a non-cash impairment charge related to purchased intangible assets of $9.0 million.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company's pension liability, other post-employment benefit liability and accrued product liability that are not expected to be settled in the subsequent twelve month period.

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction losses related to continuing operations of $4.5 million, $3.8 million and $5.9 million in fiscal 2015, 2014 and 2013, respectively.

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

Reclassifications — Certain reclassifications have been made to the fiscal 2014 and 2013 financial statements to conform to the fiscal 2015 presentation. Foreign currency transaction (gains) losses, which were previously included in other non-cash adjustments within the Consolidated Statements of Cash Flows, are now reported as a separate line in the Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements — In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby discontinued operations are limited to disposals that represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The Company will be required to adopt ASU No. 2014-08 as of October 1, 2015. The Company does not expect the adoption of No. ASU 2014-08 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, becomes effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted one year earlier under the FASB's proposed update. The Company is currently evaluating the impact of ASU No. 2014-09 and ASU No. 2015-14 on the Company’s financial statements and has not yet determined its method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to adopt ASU No. 2014-15 for the annual period ending September 30, 2017. The Company does not expect the adoption of No. ASU 2014-15 to have a material impact on its financial statements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis, which amends the guidance that reporting entities apply when evaluating whether certain legal entities should be consolidated. The Company will be required to adopt ASU No. 2015-02 as of October 1, 2016. The Company does not expect the adoption of No. ASU 2015-02 to have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 is part of the FASB’s initiative to reduce complexity in accounting standards. The guidance requires an entity to recognize debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt liability in the balance sheet, thereby increasing the effective rate of interest, as opposed to a deferred cost. The Company will be required to adopt ASU No. 2015-03 as of October 1, 2016. The Company does not expect the adoption of No. ASU 2015-03 to have a material impact on the Company's financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU No. 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will be required to adopt ASU No. 2015-11 as of October 1, 2017. The Company is currently evaluating the impact of ASU No. 2015-11 on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Topic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 is part of the FASB’s initiative to reduce complexity in accounting standards. The guidance amends the accounting standard to conform with a Securities and Exchange Commission (“SEC”) Staff Announcement related to the presentation of debt issuance costs associated with lines-of -credit, which indicated that the SEC would not object to an entity presenting debt issuances costs associated with a line-of-credit as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit. The Company will be required to adopt ASU No. 2015-15 as of October 1, 2016. The Company does not expect the adoption of No. ASU 2015-15 to have a material impact on the Company's financial statements.

3.    Discontinued Operations

In March 2013, the Company discontinued production of ambulances, which were sold under the Medtec brand name. The business was previously included in the Company's fire & emergency segment. Due to the closure of the business, it has been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Income in the applicable period.

Results of discontinued operations were as follows (in millions):

Fiscal Year Ended September 30, 2013
Net sales	$20.6
Cost of sales	18.5
Gross income	2.1
Selling, general and administrative	(0.9)
Operating income	3.0
Other expense	(0.4)
Income before income taxes	2.6
Provision for income taxes	0.9
Income from operations, net of tax	$1.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2015	2014
U.S. government:
Amounts billed	$63.1	$80.4
Cost and profits not billed	66.8	21.3
	129.9	101.7
Other trade receivables	782.3	848.9
Finance receivables	7.4	2.0
Notes receivable	29.6	25.6
Other receivables	57.7	34.0
	1,006.9	1,012.2
Less allowance for doubtful accounts	(20.3)	(21.8)
	$986.6	$990.4

Costs and profits not billed includes undefinitized change orders on existing long-term contracts and “not-to-exceed” undefinitized contracts whereby the Company cannot invoice the customer the full price under the contract or contract change order until such contract or change order is definitized and agreed to with the customer following a review of costs under such a contract or change order, even though the contract deliverables may have been met. Definitization of a change order on an existing long-term contract or a sole source contract begins when the U.S. government customer undertakes a detailed review of the Company’s submitted costs and proposed margin related to the contract and concludes with a final change order. The Company recognizes revenue on undefinitized contracts to the extent that it can reasonably and reliably estimate the expected final contract price and when collectability is reasonably assured. At September 30, 2015, the Company had no revenue on contracts which remained undefinitized. To the extent that contract definitization results in changes to previously estimated or incurred costs or revenues, the Company records those adjustments as a change in estimate. The Company recorded revenue of $7.5 million and $13.8 million during fiscal 2014 and 2013 respectively, related to changes in estimates on these contracts. The changes increased net income by $4.7 million, or $0.06 per share, and $6.6 million, or $0.07 per share, in fiscal 2014 and 2013, respectively.

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2015	2014
Current receivables	$964.6	$974.9
Long-term receivables (included in Other long-term assets)	22.0	15.5
	$986.6	$990.4

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2015	2014	2015	2014
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	2.2

Receivables on nonaccrual status	1.1	1.3	22.9	18.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	6.2	0.7	—	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	1.2	1.3	29.6	25.6
Allowance for doubtful accounts	—	—	(12.7)	(13.6)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2015, approximately 82% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivable in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivable are applied first to the principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. During fiscal 2015, 2014 and 2013 the Company recognized $0.1 million, $0.2 million and $9.9 million, respectively, of interest income as a result of the receipt of payments from customers on notes receivable that were on nonaccrual status. The Company determines past due or delinquency status based upon the due date of the receivable.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2015, restructured finance receivables and notes receivables were $0.5 million and $15.3 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2015, 2014 or 2013. In December 2014, the Company agreed to restructure a note receivable with a customer. Under the terms of the restructured note, the maturity date was changed from June 30, 2017 to December 31, 2019. The restructured note requires the customer to make semi-annual payments of principal and interest with a balloon payment due at maturity, consistent with the previous note. At September 30, 2015, the outstanding balance of the restructured note, net of reserves, was $2.6 million.

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Fiscal Year Ended September 30, 2015
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$—	$13.6	$8.2	$21.8
Provision for doubtful accounts, net of recoveries	0.1	0.3	1.6	2.0
Charge-off of accounts	—	—	(2.2)	(2.2)
Foreign currency translation	—	(1.2)	(0.1)	(1.3)
Allowance for doubtful accounts at end of year	$0.1	$12.7	$7.5	$20.3

	Fiscal Year Ended September 30, 2014
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$—	$11.0	$9.4	$20.4
Provision for doubtful accounts, net of recoveries	—	3.5	(0.4)	3.1
Charge-off of accounts	—	(0.1)	(0.7)	(0.8)
Foreign currency translation	—	(0.8)	(0.1)	(0.9)
Allowance for doubtful accounts at end of year	$—	$13.6	$8.2	$21.8

5.    Inventories

Inventories consisted of the following (in millions):

		September 30,
		2015	2014
Raw materials		$532.1	$519.4
Partially finished products		266.3	230.5
Finished products		594.4	336.4
Inventories at FIFO cost		1,392.8	1,086.3
Less:	Progress/performance-based payments on U.S. government contracts	(12.9)	(42.5)
	Excess of FIFO cost over LIFO cost	(78.2)	(82.9)
		$1,301.7	$960.9

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2014 and 2013, reductions in inventory levels resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of current-year purchases. The effect of the LIFO inventory liquidations on fiscal 2014 and 2013 results was to decrease costs of goods sold by $1.3 million and $0.7 million, respectively, and increase after-tax earnings from continuing operations by $0.9 million ($0.01 per share) and $0.5 million ($0.01 per share), respectively.

6.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	September 30,
	2015	2014
Mezcladoras (Mexico)	$10.6	$9.9
RiRent (The Netherlands)	5.8	11.2
Other	(0.2)	—
	$16.2	$21.1

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras. Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $9.1 million, $7.1 million and $10.1 million in fiscal 2015, 2014 and 2013, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. The Company recognized service fees of $1.1 million and $0.9 million in fiscal 2015 and 2014, respectively. No service fees were received by the Company in fiscal 2013. The Company received cash dividends of $1.5 million from Mezcladoras in both fiscal 2014 and fiscal 2013.

The Company and an unaffiliated third party are joint venture partners in RiRent. RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company's sales to RiRent were $1.0 million, $2.5 million and $7.3 million in fiscal 2015, 2014 and 2013, respectively. The Company and its joint venture partner are in the process of winding down RiRent. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received dividends of €4.5 million ($5.3 million) from RiRent for the twelve months ended September 30, 2015.

7.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2015	2014
Land and land improvements	$57.5	$48.6
Buildings	274.8	252.0
Machinery and equipment	681.1	624.8
Equipment on operating lease to others	42.2	41.0
Construction in progress	38.1	21.9
	1,093.7	988.3
Less accumulated depreciation	(617.9)	(582.8)
	$475.8	$405.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense recorded in continuing operations was $64.9 million, $65.3 million and $65.3 million in fiscal 2015, 2014 and 2013, respectively. Included in depreciation expense from continuing operations in fiscal 2014 and 2013 were charges of $1.6 million and $0.5 million, respectively, related to the impairment of long-lived assets. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at September 30, 2015 and 2014 was $33.9 million and $32.6 million, respectively.

8.    Goodwill and Purchased Intangible Assets

As of July 1, 2015, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2015, the Company used a weighted-average cost of capital, depending on the reporting unit, of 12.0% to 13.5% and a terminal growth rate of 2% to 3%. Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2015, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending (and hence access equipment demand) will continue to slowly improve. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill. Changes in estimates or the application of alternative assumptions could have produced significantly different results. In fiscal 2013, the Company recorded a non-cash impairment charge related to purchased intangible assets of $9.0 million.

The following table presents changes in goodwill during fiscal 2015 and 2014 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2013	$913.5	$106.1	$21.4	$1,041.0
Foreign currency translation	(15.3)	—	(0.2)	(15.5)
Net goodwill at September 30, 2014	898.2	106.1	21.2	1,025.5
Foreign currency translation	(27.0)	—	(0.4)	(27.4)
Other	3.0	—	—	3.0
Net goodwill at September 30, 2015	$874.2	$106.1	$20.8	$1,001.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2015			September 30, 2014
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,806.3	$(932.1)	$874.2	$1,830.3	$(932.1)	$898.2
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	197.1	(175.9)	21.2
	$2,111.1	$(1,110.0)	$1,001.1	$2,135.5	$(1,110.0)	$1,025.5

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2015
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(26.6)	$28.8
Non-compete	10.5	56.4	(56.3)	0.1
Technology-related	11.9	104.8	(83.3)	21.5
Customer relationships	12.8	550.3	(384.0)	166.3
Other	16.5	16.5	(14.3)	2.2
	14.5	783.4	(564.5)	218.9
Non-amortizable trade names		387.8	—	387.8
		$1,171.2	$(564.5)	$606.7

	September 30, 2014
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(25.1)	$30.3
Non-compete	10.5	56.4	(56.2)	0.2
Technology-related	11.9	103.9	(75.1)	28.8
Customer relationships	12.7	559.4	(350.8)	208.6
Other	16.6	16.6	(13.8)	2.8
	14.4	791.7	(521.0)	270.7
Non-amortizable trade names		387.2	—	387.2
		$1,178.9	$(521.0)	$657.9

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $27.8 million at September 30, 2015). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2015 are as follows: 2016 - $52.6 million; 2017 - $45.8 million; 2018 - $38.3 million; 2019 - $36.9 million and 2020 - $11.1 million.

9.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2015	2014
Rabbi trust, less current portion	$21.4	$21.6
Customer notes receivable	25.6	17.0
Deferred finance costs	14.7	17.1
Deferred income taxes, net	6.0	14.6
Long-term finance receivables, less current portion	2.0	1.6
Other	25.6	30.3
	95.3	102.2
Less allowance for doubtful notes receivable	(11.4)	(9.8)
	$83.9	$92.4

The rabbi trust (the “Trust”) holds investments to fund certain of the Company's obligations under its nonqualified supplemental executive retirement plan (“SERP”). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company's creditors.

Deferred finance costs are amortized using the interest method over the term of the debt. Amortization expense was $6.4 million (including $3.3 million of amortization related to early debt retirement), $6.2 million (including $2.2 million of amortization related to early debt retirement) and $4.9 million in fiscal 2015, 2014 and 2013, respectively.

10.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2015 and 2014.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment charged to continuing operations under noncancelable operating leases was $45.1 million, $44.8 million and $40.2 million in fiscal 2015, 2014 and 2013, respectively.

Future minimum lease payments due under operating leases at September 30, 2015 were as follows: 2016 - $22.9 million; 2017 - $16.1 million; 2018 - $9.4 million; 2019 - $4.6 million; 2020 - $2.5 million; and thereafter - $2.4 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30,
	2015	2014
Senior Secured Term Loan	$375.0	$395.0
8½% Senior notes due March 2020	—	250.0
5.375% Senior notes due March 2022	250.0	250.0
5.375% Senior notes due March 2025	250.0	—
	875.0	895.0
Less current maturities	(20.0)	(20.0)
	$855.0	$875.0

Revolving Credit Facility	$63.5	$—
Current maturities of long-term debt	20.0	20.0
	$83.5	$20.0

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million effective January 26, 2015. At September 30, 2015, borrowing under the Revolving Credit Facility of $63.5 million and outstanding letters of credit of $62.6 million reduced available capacity under the Revolving Credit Facility to $723.9 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2015, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on the borrowings outstanding under the Revolving Credit Facility at September 30, 2015 was 1.70%. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2015 was 1.70%.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2015.

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

In fiscal 2015, the Company recognized $14.7 million of expense associated with the 2025 Senior Notes transaction, comprised of call premium, third-party costs and $3.3 million of write-off of unamortized debt issuance costs. In fiscal 2014, the Company recognized $10.9 million of expense associated with the Credit Agreement and the 2022 Senior Notes transactions, comprised of call premium, third-party costs and $2.2 million of write-off of unamortized debt issuance costs. Expenses related to the transactions are included in interest expense. Additionally, $3.7 million and $10.4 million of debt issuance costs were capitalized to prepaid assets in connection with the transactions in fiscal 2015 and fiscal 2014, respectively. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $252 million

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $249 million, respectively and the fair value of the Term Loan approximated book value. At September 30, 2014, the fair value of the 2020 Senior Notes and the 2022 Senior Notes was estimated to be $264 million and $251 million, respectively, and the fair value of the Term Loan approximated book value. See Note 16 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

12.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded in continuing operations were $42.3 million, $42.8 million and $57.1 million in fiscal 2015, 2014 and 2013, respectively.

Changes in the Company’s warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014
Balance at beginning of year	$91.2	$101.3
Warranty provisions	44.5	45.7
Settlements made	(55.2)	(52.1)
Changes in liability for pre-existing warranties, net	(2.2)	(2.9)
Foreign currency translation	(1.4)	(0.8)
Balance at end of year	$76.9	$91.2

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

The Company offers a variety of extended warranty programs. The amount of deferred revenue related to extended warranty programs was $15.2 million and $10.7 million at September 30, 2015 and 2014, respectively. The Company recognized $7.1 million, $4.5 million and $3.3 million of revenue under its extended warranty programs in fiscal 2015, 2014 and 2013, respectively.

13.    Guarantee Arrangements

The Company is party to multiple agreements whereby at September 30, 2015 and 2014 it guaranteed an aggregate of $606.3 million and $431.5 million, respectively, in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2015 and 2014 was $120.4 million and $114.7 million, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014
Balance at beginning of year	$4.6	$4.3
Provision for new credit guarantees	3.8	2.0
Settlements made	(0.1)	(0.4)
Changes for pre-existing guarantees, net	(0.4)	0.3
Amortization of previous guarantees	(2.1)	(1.5)
Foreign currency translation	(0.2)	(0.1)
Balance at end of year	$5.6	$4.6

14.    Shareholders’ Equity

On August 31, 2015 the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 from the balance then remaining from prior authorizations of 299,198. As of September 30, 2015, the Company repurchased 333,940 shares under this authorization at a cost of $11.9 million. As a result, the Company had 9,965,258 shares of Common Stock remaining under this repurchase authorization as of September 30, 2015. Including shares repurchased under prior authorizations, the Company repurchased 4.9 million shares, 8.3 million shares and 6.1 million shares at a cost of $200.4 million, $403.3 million and $201.8 million during fiscal 2015, 2014 and 2013, respectively. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 11 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

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

At September 30, 2015 and 2014, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $12.7 million and $0.7 million, respectively. Net gains or losses related to hedge ineffectiveness were insignificant for all periods. Ineffectiveness is included in “Miscellaneous, net” in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is under twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $125.8 million in notional amounts, including $17.3 million in contracts to sell euro, $17.9 million in contracts to buy euro, $53.2 million in contracts to sell Australian dollars, $17.6 million in contracts to buy Swedish krona and sell euro, $9.4 million in contracts to buy U.K. pound sterling and $6.6 million in contracts to buy euro and sell Canadian dollars, with the remaining contracts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on an executory sales contract that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of the interest rate related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2015, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $20.5 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Consolidated Balance Sheets were as follows (in millions):

	September 30, 2015		September 30, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.4	$—	$—	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.3	0.4	3.4	0.4
Interest rate contracts	—	0.7	—	—
	$0.7	$1.1	$3.4	$0.4

The pre-tax effects of derivative instruments on the Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2015	2014	2013
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$0.1	$—	$—
Foreign exchange contracts	Cost of sales	0.2	—	—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	12.7	3.3	(1.8)
		$13.0	$3.3	$(1.8)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2015 or 2014.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.7	—	0.7

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.7	—	0.7

	Level 1	Level 2	Level 3	Total
September 30, 2014:
Assets:
SERP plan assets (a)	$22.3	$—	$—	$22.3
Foreign currency exchange derivatives (b)	—	3.4	—	3.4

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified SERP. The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of interest rate swap prices.

See Notes 11 and 18 of the Notes to Consolidated Financial Statements for fair value information related to debt and pension asset financial instruments.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan. In January 2012, the Company's shareholders approved amendments to the 2009 Incentive Stock and Awards Plan (as amended the “2009 Stock Plan”) to add 6.0 million shares to the number of shares available for issuance under the plan. The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan.

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (“SAR”), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (“RSU”) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a 3-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company's Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. At September 30, 2015, the Company had reserved 6,701,121 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2015 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,396,427	$36.57	3,304,694
Equity compensation plans not approved by security holders	—	—	—
	3,396,427	$36.57	3,304,694

Total stock-based compensation expense (income) for the three years ended September 30, 2015 was as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Stock options	$6.0	$8.1	$9.1
Stock awards (shares and units)	11.5	12.5	11.5
Performance share awards	3.9	4.4	3.8
Cash-settled stock appreciation rights	(0.9)	(0.9)	8.1
Cash-settled restricted stock awards	0.9	3.1	6.6
Total stock-based compensation cost	21.4	27.2	39.1
Income tax benefit recognized for stock-based compensation	(7.9)	(10.0)	(14.4)
	$13.5	$17.2	$24.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total share-based compensation in fiscal 2013 included the impact of a higher share price on cash-settled awards, which are adjusted to fair value at the end of each reporting period. Total stock-based compensation expense in fiscal 2014 and 2013 includes expenses related to stock-based awards to the Company's Chief Executive Officer which, for awards of options and restricted stock units, were recorded as a charge to operating income immediately upon grant pursuant to the terms of his awards because he was retirement eligible on the grant date. There was no annual award of stock-based compensation in fiscal 2015 as the date for the annual awards has been moved from September to November beginning with September 2015.

Stock Options — A summary of the Company’s stock option activity for the three years ended September 30, 2015 is as follows:

	Fiscal Year Ended September 30,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2,690,507	$36.20	3,747,094	$33.41	4,678,834	$31.26
Granted	6,725	44.92	505,800	46.98	313,300	47.33
Forfeited	(25,215)	42.20	(17,206)	37.25	(35,002)	28.91
Expired	(24,866)	54.41	—	—	(73,498)	45.78
Exercised	(277,279)	31.05	(1,545,181)	32.96	(1,136,540)	25.75
Outstanding, end of year	2,369,872	$36.57	2,690,507	$36.20	3,747,094	$33.41
Exercisable, end of year	1,939,478	$34.25	1,819,535	$32.71	2,949,103	$33.05

Stock options outstanding and exercisable as of September 30, 2015 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.24	418,398	3.0	$15.12	$8.9	418,398	3.0	$15.12	$8.9
$28.73	-	$38.46	798,222	2.6	30.16	5.0	798,222	2.6	30.16	5.0
$39.91	-	$54.63	1,153,252	4.4	48.79	—	722,858	3.5	49.85	—
			2,369,872	3.5	$36.57	$13.9	1,939,478	3.1	$34.25	$13.9

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2015, 2014 and 2013 was $5.0 million, $32.4 million and $15.4 million, respectively. Net cash proceeds from the exercise of stock options were $8.6 million, $50.9 million and $31.4 million for fiscal 2015, 2014 and 2013, respectively. The actual income tax benefit realized totaled $1.8 million, $11.9 million and $5.7 million for those same periods.

As of September 30, 2015, the Company had $2.8 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.8 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2015	2014	2013
Assumptions:
Expected term (in years)	5.1	5.1	5.2
Expected volatility	42.08%	43.23%	66.90%
Risk-free interest rate	1.55%	1.80%	1.65%
Expected dividend yield	1.25%	1.23%	0.00%

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The decrease in expected volatility in fiscal 2014 was the result of significant historical volatility associated with the global recession in fiscal 2009 being eliminated from the calculation of expected volatility as it was no longer within the expected term. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date during fiscal 2015 and 2014. The weighted-average per share grant date fair values for stock option grants during fiscal 2015, 2014 and 2013 were $15.54, $16.91 and $27.13, respectively.

Stock Awards — A summary of the Company’s stock award activity for the three years ended September 30, 2015 is as follows:

	Fiscal Year Ended September 30,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	609,869	$41.70	609,871	$35.55	569,282	$26.84
Granted	37,725	44.50	305,900	47.72	310,300	45.87
Forfeited	(17,606)	41.36	(42,406)	37.22	(24,700)	27.61
Vested	(355,996)	38.06	(263,496)	35.17	(245,011)	26.68
End of year	273,992	$46.84	609,869	$41.70	609,871	$35.55

The total fair value of shares vested during fiscal 2015, 2014 and 2013 was $14.3 million, $12.5 million and $11.1 million, respectively. The actual income tax benefit realized totaled $5.3 million, $4.6 million and $4.1 million for those same periods.

As of September 30, 2015, the Company had $5.3 million of unrecognized compensation expense related to stock awards, which will be recognized over a weighted-average period of 1.7 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards — A summary of the Company’s performance share awards activity for the three years ended September 30, 2015 is as follows:

	Fiscal Year Ended September 30,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	257,475	$45.44	358,800	$36.90	343,000	$33.43
Granted	—	—	52,475	55.17	79,800	54.78
Forfeited	—	—	(7,492)	40.00	(6,000)	35.84
Performance adjustments	(44,800)	35.84	146,134	28.23	5,800	41.10
Vested	(83,200)	35.84	(292,442)	28.24	(63,800)	41.10
End of year	129,475	$54.94	257,475	$45.44	358,800	$36.90

Performance share awards generally vest at the end of the third fiscal year following the grant date. Performance shares vest only if the Company’s total shareholder return over the three-year term of the awards compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for performance share awards vesting in the fiscal years ending September 30, 2015, 2014 and 2013 were 65%, 200% and 110% of target levels, respectively. In October 2015, 83,200 shares of Common Stock were issued from treasury for performance shares that vested in fiscal 2015. An income tax benefit is recognized in the year of Common Stock issuance. The Company realized an income tax benefit of $4.1 million and $1.7 million in fiscal 2015 and 2014, respectively, related to the issuance of performance shares. No income tax benefit was realized in fiscal 2013.

As of September 30, 2015, the Company had $3.2 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.5 years.

The grant date fair values of performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Performance Shares Granted During	2014	2013
Assumptions:
Expected term (in years)	3.03	3.04
Expected volatility	39.75%	43.36%
Risk-free interest rate	1.07%	0.82%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for performance share awards granted during fiscal 2014 and 2013 was $55.17 and $54.78 per award, respectively. There were no performance share awards granted in fiscal 2015, because of the change in annual grant date from September to November of the following fiscal year.

Cash-Settled Stock Appreciation Rights — In fiscal 2014 and 2013, the Company granted employees 32,625 and 19,900 cash-settled SARs, respectively. There were no cash-settled SARs granted during fiscal 2015. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. The total value of SARs exercised during fiscal 2015, 2014 and 2013 was $2.1 million, $3.6 million and $1.4 million, respectively.

As of September 30, 2015, the Company had $0.1 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.2 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Settled Restricted Stock Units — In fiscal 2014 and 2013, the Company granted employees 17,750 and 17,700 cash-settled RSUs, respectively. There were no cash-settled RSUs granted during fiscal 2015. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2015, 2014 and 2013 was $2.1 million, $5.8 million and $4.2 million, respectively.

As of September 30, 2015, the Company had $0.3 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.2 years.

18.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans for certain employees providing services to Oshkosh, Oshkosh Defense, Airport Products, Oshkosh Commercial and Pierce. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. Effective December 31, 2012, salaried participants in the pension plans no longer receive credit, other than for vesting purposes, for eligible earnings. In January 2013, salaried employees became eligible for additional employer contributions to the Company's defined contribution plan (see “401(k) and Defined Contribution Pension Replacement Plans” below).

In connection with staffing reductions in the defense segment as a result of declining sales to the DoD, the Company recorded pension curtailment losses of $6.8 million and $2.8 million during fiscal 2014 and 2013, respectively. Changes related to the ratification of a five-year extension of the defense segment unionized hourly employees' contract increased the benefit obligation by $8.1 million in fiscal 2013. In December 2013, the Pierce pension plan was amended to close participation in the plan for new production employees. During fiscal 2014, the Company amended the Oshkosh and Pierce pension plans to offer qualified terminated vested plan participants and/or their beneficiaries the option of an immediate lump sum distribution or monthly annuity during a limited window of time. A settlement charge of $1.4 million was recorded during fiscal 2014 based on the results of the offer, which resulted in accelerated pension benefit payments of $13.5 million in fiscal 2014 from the plan assets.

Supplemental Executive Retirement Plans — The Company maintains defined benefit SERPs for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. Effective December 31, 2012, the Oshkosh SERP was amended to freeze benefits under the plan. During fiscal 2013, the Company established the Trust to fund obligations under the Oshkosh SERP. As of September 30, 2015, the Trust held assets of $21.6 million. The Trust assets are subject to claims of the Company's creditors. The Trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. In January 2013, the affected executive officers became eligible for a new, non-qualified, defined contribution SERP. The Company recognized $0.8 million, $1.7 million and $1.7 million of expense for liabilities under the defined contribution SERP in fiscal 2015, 2014 and 2013, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans for Oshkosh Defense, JLG and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

In September 2012, the Oshkosh plan was amended to eliminate postretirement benefit coverage for salaried employees. In September 2013, as a result of changes made to active hourly Oshkosh employees' health coverage effective October 2017, the expected cost of coverage under the postretirement benefit plan decreased. The effect of the amendment was a reduction in the benefit obligation of $24.6 million as of September 30, 2013. This reduction is being amortized over the expected average remaining years of service of 18 years for participants expected to receive benefits under this plan. In addition, in connection with staffing reductions in the defense segment, the Company recorded post-employment curtailment gains of $3.4 million, $10.0 million and $2.9 million during fiscal 2015, 2014 and 2013, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of and for the fiscal years ended September 30, 2015 and 2014, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2015	2014	2015	2014

Accumulated benefit obligation at September 30	$410.3	$395.4	$37.5	$44.0

Change in projected benefit obligation
Benefit obligation at October 1	$403.2	$350.0	$44.0	$42.5
Service cost	8.2	8.1	1.7	2.2
Interest cost	18.1	17.7	1.7	2.0
Actuarial (loss) gain	(3.3)	51.7	(5.5)	2.4
Participant contributions	0.2	0.2	—	0.1
Plan amendments	1.1	1.1	—	—
Curtailments	—	(2.5)	(2.2)	(3.1)
Benefits paid	(11.1)	(23.1)	(2.2)	(2.1)
Currency translation adjustments	(1.5)	—	—	—
Benefit obligation at September 30	$414.9	$403.2	$37.5	$44.0

Change in plan assets
Fair value of plan assets at October 1	$320.6	$308.0	$—	$—
Actual return on plan assets	4.7	36.2	—	—
Company contributions	2.7	2.5	2.2	2.0
Participant contributions	0.2	0.2	—	0.1
Expenses paid	(2.8)	(3.2)	—	—
Benefits paid	(11.1)	(23.1)	(2.2)	(2.1)
Currency translation adjustments	(1.8)	—	—	—
Fair value of plan assets at September 30	$312.5	$320.6	$—	$—
Funded status of plan - underfunded at September 30	$(102.4)	$(82.6)	$(37.5)	$(44.0)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$3.9	$4.0	$—	$—
Accrued benefit liability (current liability)	(1.5)	(1.5)	(1.6)	(2.4)
Accrued benefit liability (long-term liability)	(104.8)	(85.1)	(35.9)	(41.6)
	$(102.4)	$(82.6)	$(37.5)	$(44.0)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(47.0)	$(42.2)	$0.8	$(4.1)
Prior service (cost) benefit	(9.5)	(9.9)	9.3	12.0
	$(56.5)	$(52.1)	$10.1	$7.9

Weighted-average assumptions as of September 30
Discount rate	4.45%	4.52%	4.08%	4.04%
Expected return on plan assets	6.03%	6.25%	n/a	n/a

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	2015	2014
Projected benefit obligation	$391.6	$380.6
Accumulated benefit obligation	385.2	372.2
Fair value of plan assets	285.4	294.1

The components of net periodic benefit cost (income) for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost (income)
Service cost	$8.2	$8.1	$13.2	$1.7	$2.2	$7.3
Interest cost	18.1	17.7	16.1	1.7	2.0	3.2
Expected return on plan assets	(17.9)	(19.8)	(17.0)	—	—	—
Amortization of prior service cost (benefit)	1.7	2.0	1.9	(0.9)	(1.6)	(0.5)
Curtailment/settlement	—	8.2	2.8	(3.4)	(10.0)	(2.9)
Amortization of net actuarial loss	2.6	0.6	4.4	0.1	0.2	1.1
Expenses paid	2.8	3.2	2.2	—	—	—
Net periodic benefit cost (income)	$15.5	$20.0	$23.6	$(0.8)	$(7.2)	$8.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$10.0	$32.8	$(75.9)	$(7.7)	$(0.8)	$(22.0)
Prior service cost	1.1	1.1	8.1	—	—	(24.6)
Amortization of prior service benefit (cost)	(1.7)	(2.0)	(1.9)	0.9	1.6	0.5
Curtailment/settlement	—	(8.2)	(2.8)	3.4	10.0	2.9
Amortization of net actuarial loss	(2.6)	(0.6)	(4.4)	(0.1)	(0.2)	(1.1)
	$6.8	$23.1	$(76.9)	$(3.5)	$10.6	$(44.3)

Weighted-average assumptions
Discount rate	4.52%	5.07%	4.24%	4.04%	4.76%	3.95%
Expected return on plan assets	6.25%	6.50%	6.25%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	3.69%	n/a	n/a	n/a

Included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet at September 30, 2015 are prior service costs of $1.7 million ($1.1 million net of tax) and unrecognized net actuarial losses of $2.3 million ($1.5 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2016.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 7.0% in fiscal 2015, declining to 5.0% in fiscal 2022. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2015 would increase by $7.5 million and the net periodic postretirement benefit cost for fiscal 2016 would increase by $0.8 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2015 by $5.5 million and the net periodic postretirement benefit cost for fiscal 2016 would decrease by $0.6 million.

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

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, by asset category, were as follows:

	Target %	2015	2014
Asset Category
Fixed income	30% - 40%	31%	31%
Large-cap growth	25% - 35%	32%	33%
Large-cap value	5% - 15%	12%	12%
Mid-cap value	5% - 15%	12%	12%
Small-cap value	5% - 15%	13%	12%
Other	0% - 5%	—%	—%
		100%	100%

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015:
Common stocks
U.S. companies (a)	$97.5	$4.8	$—	$102.3
International companies (b)	—	14.4	—	14.4
Mutual funds (a)	90.6	—	—	90.6
Government and agency bonds (c)	11.8	27.8	—	39.6
Corporate bonds and notes (d)	—	46.4	—	46.4
Money market funds (e)	19.2	—	—	19.2
	$219.1	$93.4	$—	$312.5

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014:
Common stocks
U.S. companies (a)	$99.2	$4.6	$—	$103.8
International companies (b)	—	15.0	—	15.0
Mutual funds (a)	96.4	—	—	96.4
Government and agency bonds (c)	9.6	32.1	—	41.7
Corporate bonds and notes (d)	—	52.4	—	52.4
Money market funds (e)	11.3	—	—	11.3
	$216.5	$104.1	$—	$320.6
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security “best” price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company does not expect to make a contribution to its pension plans in fiscal 2016.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Postretirement Health and Other
Fiscal Year Ending	Pension Benefits
September 30,	Qualified	Non-Qualified
2016	$9.9	$1.5	$1.6
2017	11.0	1.5	2.0
2018	12.3	1.5	2.2
2019	13.6	2.0	2.5
2020	15.0	2.0	2.9
2021-2025	96.2	10.2	15.2

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

As of December 31, 2014, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2015, 2014 or 2013. The Company made contributions to the plan of $1.2 million, $1.2 million and $1.1 million in fiscal 2015, 2014 and 2013, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. Beginning in January 2013, the Company also contributes between 3% and 6% of an employee's base pay, depending on age, as part of a new defined contribution pension replacement plan. Amounts expensed for Company matching and discretionary contributions were $33.4 million, $31.9 million and $28.3 million in fiscal 2015, 2014 and 2013, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Income Taxes

Pre-tax income from continuing operations was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Domestic	$316.4	$373.1	$412.5
Foreign	9.7	58.8	32.5
	$326.1	$431.9	$445.0

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Allocated to Income From Continuing Operations Before Equity in Earnings of Unconsolidated Affiliates
Current:
Federal	$108.8	$118.8	$154.5
Foreign	1.5	14.7	3.2
State	1.1	11.3	4.4
Total current	111.4	144.8	162.1
Deferred:
Federal	(10.8)	(8.5)	(30.3)
Foreign	(1.3)	(10.5)	0.8
State	(0.1)	(0.8)	(0.9)
Total deferred	(12.2)	(19.8)	(30.4)
	$99.2	$125.0	$131.7

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$(1.2)	$(12.4)	$44.6

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2015	2014	2013
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.5	2.1	0.8
Foreign taxes	(2.4)	(1.4)	(0.3)
Tax audit settlements	(2.6)	(2.3)	0.3
European tax incentive	—	—	(0.6)
Valuation allowance	0.4	(2.4)	(0.7)
Domestic tax credits	(1.3)	(0.4)	(1.3)
Manufacturing deduction	(2.8)	(2.2)	(3.8)
Other, net	1.6	0.6	0.2
	30.4%	29.0%	29.6%

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, the Company recorded discrete tax benefits of $13.8 million (4.2% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2015 and settlement of audits and expiration of statutes of limitations. During fiscal 2014, the Company recorded discrete tax benefits of $25.7 million (6.0% of pre-tax income), which included settlement of audits, changes in filing positions taken in prior years, expiration of statutes of limitations and future realization of losses previously unbenefited. Included in fiscal 2013 domestic tax credits is $3.2 million (0.7% of pre-tax income) of benefit due to the reinstatement of the U.S. research & development tax credit for periods prior to fiscal 2013.

Deferred tax assets for net operating loss and tax credit carryforwards decreased $15.0 million in fiscal 2015 to $38.8 million at September 30, 2015. Changes included a $19.1 million reduction in net operating loss carryforwards related to the liquidation of a foreign holding company, a $4.5 million increase due to foreign tax credits benefited and a $0.4 million other reduction. The valuation allowance on deferred tax assets decreased $16.3 million in fiscal 2015 to $9.8 million at September 30, 2015. Changes included reductions in reserves of $19.1 million related to net operating loss carryforwards eliminated upon liquidation of a foreign holding company and $1.5 million due to benefiting foreign net operating loss carryforwards upon implementation of a tax planning strategy, partially offset by a $3.5 million increase in valuation allowance on state net operating loss carryforwards and $0.8 million other.

The Company was party to a tax incentive agreement (“incentive”) covering certain of its European operations. The incentive expired in July 2013 and provided for a reduction in the Company’s effective income tax rate through allowable deductions that were subject to recapture to the extent that certain conditions were not met, including a requirement to have minimum cumulative operating income over a multiple-year period ending in fiscal 2013. The Company recorded tax deductions under the incentive of €5.9 million in fiscal 2013, which resulted in additional benefit of $2.6 million (0.6% of pre-tax income) in fiscal 2013 and €27.4 million of cumulative net deductions over the life of the agreement.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2015	2014
Deferred tax assets:
Other long-term liabilities	$93.7	$88.5
Losses and credits	38.8	53.8
Accrued warranty	25.1	27.9
Other current liabilities	23.5	20.7
Payroll-related obligations	18.9	24.4
Receivables	6.1	7.1
Other	0.4	0.6
Gross deferred tax assets	206.5	223.0
Less valuation allowance	(9.8)	(26.1)
Deferred tax assets, net	196.7	196.9

Deferred tax liabilities:
Intangible assets	178.3	193.1
Property, plant and equipment	38.2	35.2
Inventories	9.0	6.8
Other	4.7	5.9
Deferred tax liabilities	230.2	241.0
Deferred tax liabilities, net of deferred tax assets	$(33.5)	$(44.1)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2015	2014
Current net deferred tax asset	$52.2	$66.3
Long-term net deferred tax asset	6.0	14.6
Long-term net deferred tax liability	(91.7)	(125.0)
Net deferred tax liabilities	$(33.5)	$(44.1)

As of September 30, 2015, the Company had $56.2 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from seven years to an unlimited period. In addition, the Company had $164.6 million of state net operating loss carryforwards, which are subject to expiration in 2016 to 2035, capital loss carryforwards of $10.6 million, which are subject to expiration from 2017 to 2018, state credit carryforwards of $10.8 million, which are subject to expiration in 2022 to 2030 and foreign tax credit carryforwards which will expire in 2026. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards, state credit carryforwards and foreign tax credit carryforwards were $14.4 million, $9.0 million, $3.9 million, $7.0 million and $4.5 million, respectively. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains a valuation allowance against foreign deferred tax assets, state deferred tax assets and capital loss carryforwards of $0.5 million, $5.4 million and $3.9 million, respectively, as of September 30, 2015.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be indefinitely reinvested. At September 30, 2015, these earnings amounted to $195.3 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

As of September 30, 2015, the Company’s liability for unrecognized tax benefits, excluding related interest and penalties, was $27.0 million. As of September 30, 2015, net unrecognized tax benefits, excluding interest and penalties, of $17.3 million would affect the Company’s net income if recognized. As of September 30, 2014, net unrecognized tax benefits, excluding interest and penalties, of $20.9 million would have affected the Company’s net income if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Balance at beginning of year	$33.5	$37.0	$32.9
Additions for tax positions related to current year	4.6	7.0	4.9
Additions for tax positions related to prior years	2.1	5.2	2.8
Reductions for tax positions of prior years	—	(2.6)	(0.6)
Settlements	(8.6)	(10.1)	(1.4)
Lapse of statutes of limitations	(4.5)	(3.0)	(1.6)
Foreign currency translation	(0.1)	—	—
Balance at end of year	$27.0	$33.5	$37.0

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recognized $(3.0) million, $1.5 million and $2.0 million related to interest and penalties, respectively. At September 30, 2015 and 2014, the Company had accruals for the payment of interest and penalties of $12.0 million and $16.8 million, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $5.4 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2014, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2010 and 2011. As of September 30, 2015, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2009 - 2015
Belgium	2012 - 2015
Brazil	2009 - 2015
Canada	2010 - 2015
China	2012 - 2015
Romania	2011 - 2015
The Netherlands	2010 - 2015
United States (federal)	2012 - 2015
United States (state and local)	2009 - 2015

20.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments, Net of Tax	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2012	$(99.6)	$(1.8)	$—	$(101.4)
Other comprehensive income (loss) before reclassifications	72.2	10.2	—	82.4
Amounts reclassified from accumulated other comprehensive income (loss)	4.4	—	—	4.4
Net current period other comprehensive income (loss)	76.6	10.2	—	86.8
Balance at September 30, 2013	(23.0)	8.4	—	(14.6)
Other comprehensive income (loss) before reclassifications	(20.8)	(33.4)	—	(54.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	—	(0.4)
Net current period other comprehensive income (loss)	(21.2)	(33.4)	—	(54.6)
Balance at September 30, 2014	(44.2)	(25.0)	—	(69.2)
Other comprehensive income (loss) before reclassifications	(3.7)	(73.1)	0.3	(76.5)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	(0.2)	1.3
Net current period other comprehensive income (loss)	(2.2)	(73.1)	0.1	(75.2)
Balance at September 30, 2015	$(46.4)	$(98.1)	$0.1	$(144.4)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 18 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.8)	$(0.4)	$(1.4)
Actuarial losses	(2.7)	(0.8)	(5.5)
Curtailment/settlement	1.2	1.8	—
Total before tax	(2.3)	0.6	(6.9)
Tax benefit (provision)	0.8	(0.2)	2.5
Net of tax	$(1.5)	$0.4	$(4.4)

21.    Earnings Per Share

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Fiscal Year Ended September 30,
	2015	2014	2013
Income from continuing operations	$229.5	$309.3	$316.3
Income from discontinued operations	—	—	1.7
Net income	229.5	309.3	318.0
Earnings allocated to participating securities	(0.5)	(1.2)	(2.0)
Earnings available to common shareholders	$229.0	$308.1	$316.0

Basic EPS:
Weighted-average common shares outstanding	77,990,432	84,123,949	87,726,891

Diluted EPS:
Basic weighted-average common shares outstanding	77,990,432	84,123,949	87,726,891
Dilutive stock options and other equity-based compensation awards	1,101,303	1,540,287	1,466,730
Participating restricted stock	(110,317)	(206,601)	(240,073)
Diluted weighted-average common shares outstanding	78,981,418	85,457,635	88,953,548

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2015	2014	2013
Stock options	1,153,252	1,082,432	1,295,450

22.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim ($3.0 million per claim prior to April 1, 2013). Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2015 and 2014, the estimated net liabilities for product and general liability claims totaled $40.4 million and $39.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $469.9 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $62.6 million at September 30, 2015.

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

At September 30, 2015, approximately 22% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
DoD	$922.1	$1,603.7	$2,782.1
Foreign military sales	0.3	28.0	4.1
Total DoD sales	$922.4	$1,631.7	$2,786.2

No other customer represented more than 10% of sales for fiscal 2015, 2014 or 2013.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations (“FAR”). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (“CAS”). The CAS requirements for pension and other postretirement benefit costs differ from amounts recorded under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Under CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. On March 7, 2014, the Company received notification from the U.S. government that the government concluded its review of the Company's proposed adjustment to previously-determined pension costs. The Company recorded revenue of $4.6 million in the defense segment in fiscal 2014 as a result of reaching an agreement with its U.S. government customer regarding this matter.

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
Access Equipment: This segment consists of JLG, JerrDan and Power Towers. JLG manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JerrDan manufactures and markets towing and recovery equipment in the U.S. and abroad. Power Towers Ltd. manufactures and markets low-level access equipment for sale in the United Kingdom, Europe and Middle East.
Defense: This segment consists of Oshkosh Defense. Oshkosh Defense manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 91.9%, 91.2% and 86.8% of the segment’s sales for the years ended September 30, 2015, 2014 and 2013, respectively.
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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services benefiting multiple segments and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment and certain other assets pertaining to corporate or shared activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing which is intended to be reflective of the contribution made by the supplying business segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2015			2014			2013
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,627.0	$—	$1,627.0	$1,746.0	$—	$1,746.0	$1,483.9	$—	$1,483.9
Telehandlers	1,126.1	—	1,126.1	1,157.2	—	1,157.2	1,106.0	—	1,106.0
Other	647.5	—	647.5	603.3	—	603.3	530.8	0.1	530.9
Total access equipment	3,400.6	—	3,400.6	3,506.5	—	3,506.5	3,120.7	0.1	3,120.8

Defense	931.8	8.0	939.8	1,724.2	0.3	1,724.5	3,047.0	2.7	3,049.7

Fire & emergency	791.5	23.6	815.1	719.1	37.4	756.5	751.0	41.4	792.4

Commercial
Concrete placement	461.0	—	461.0	428.2	—	428.2	349.5	—	349.5
Refuse collection	385.0	—	385.0	309.1	—	309.1	295.1	—	295.1
Other	128.2	3.8	132.0	121.1	7.5	128.6	101.8	20.5	122.3
Total commercial	974.2	3.8	978.0	858.4	7.5	865.9	746.4	20.5	766.9
Intersegment eliminations	—	(35.4)	(35.4)	—	(45.2)	(45.2)	—	(64.7)	(64.7)
Consolidated	$6,098.1	$—	$6,098.1	$6,808.2	$—	$6,808.2	$7,665.1	$—	$7,665.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2015	2014	2013
Operating income (loss) from continuing operations:
Access equipment (a)	$407.0	$501.1	$379.6
Defense (b)	9.2	76.4	224.9
Fire & emergency	43.8	26.6	23.8
Commercial (c)	64.5	53.9	41.3
Corporate (d)	(126.0)	(154.7)	(163.9)
Intersegment eliminations	0.1	—	—
Consolidated	398.6	503.3	505.7
Interest expense net of interest income (e)	(67.6)	(69.4)	(54.6)
Miscellaneous other expense	(4.9)	(2.0)	(6.1)
Income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$326.1	$431.9	$445.0
_________________________

(a)	Fiscal 2015 results include a $2.5 million workforce reduction charge and fiscal 2013 results include a non-cash long-lived intangible asset impairment charge of $9.0 million.

(b)	Fiscal 2014 results include non-cash long-lived asset impairment charges of $1.6 million and a $1.8 million net gain on pension and other post-employment benefit curtailment and settlement charges.

(c)	Fiscal 2013 results include non-cash long-lived asset impairment charges of $0.5 million.

(d)	Fiscal 2013 results include costs related to a tender offer and proxy context of $16.3 million.

(e)
Fiscal 2015 and 2014 results include $14.7 million and $10.9 million in debt extinguishment costs, respectively. Fiscal 2013 results include $9.9 million of interest income received on a customer note which was on non-accrual status.

	Fiscal Year Ended September 30,
	2015	2014	2013
Depreciation and amortization:
Access equipment	$74.1	$74.6	$72.5
Defense	12.2	16.1	18.9
Fire & emergency	10.3	12.2	12.2
Commercial	11.2	11.3	13.9
Corporate (a)	16.7	12.6	9.3
Consolidated	$124.5	$126.8	$126.8

Capital expenditures:
Access equipment (b)	$56.6	$52.5	$32.5
Defense	2.2	7.8	5.4
Fire & emergency	4.7	5.5	6.3
Commercial (b)	11.5	20.4	6.9
Corporate (c)	83.0	38.7	8.8
Consolidated	$158.0	$124.9	$59.9
_________________________

(a)	Includes $3.3 million and $2.2 million in fiscal 2015 and 2014, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(b)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

(c)	Includes capital expenditures for an enterprise-wide information system and a corporate-led manufacturing facility that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2015	2014	2013
Identifiable assets:
Access equipment:
U.S.	$2,178.7	$1,937.0	$1,673.7
Europe (a)	531.4	727.5	709.0
Rest of the world	201.5	251.4	227.6
Total access equipment	2,911.6	2,915.9	2,610.3
Defense:
U.S.	424.5	275.1	370.4
Rest of the world	5.1	—	—
Total defense	429.6	275.1	370.4
Fire & emergency - U.S.	530.7	527.0	537.1
Commercial:
U.S.	395.1	394.5	327.4
Rest of the world (a)	41.1	35.5	32.6
Total commercial	436.2	430.0	360.0
Corporate:
U.S. (b)	218.6	398.0	878.0
Rest of the world (c)	86.3	40.7	9.9
Total corporate	304.9	438.7	887.9
Consolidated	$4,613.0	$4,586.7	$4,765.7
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash, short-term investments and capitalized costs related to a shared enterprise resource planning system.

(c)	Includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales:
United States	$4,789.3	$5,247.7	$6,034.5
Other North America	302.8	351.2	235.2
Europe, Africa and the Middle East	564.4	672.3	898.7
Rest of the world	441.6	537.0	496.7
Consolidated	$6,098.1	$6,808.2	$7,665.1

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,127.7	$1,050.6	$(80.2)	$6,098.1
Cost of sales	0.4	4,321.7	816.7	(79.9)	5,058.9
Gross income (loss)	(0.4)	806.0	233.9	(0.3)	1,039.2
Selling, general and administrative expenses	101.8	390.9	94.7	—	587.4
Amortization of purchased intangibles	—	39.2	14.0	—	53.2
Intangible asset impairment charge	—	—	—	—	—
Operating income (loss)	(102.2)	375.9	125.2	(0.3)	398.6
Interest expense	(256.2)	(53.8)	(1.3)	241.2	(70.1)
Interest income	1.6	67.4	174.7	(241.2)	2.5
Miscellaneous, net	25.7	(129.9)	99.3	—	(4.9)
Income (loss) from continuing operations before income taxes	(331.1)	259.6	397.9	(0.3)	326.1
Provision for (benefit from) income taxes	(106.4)	83.4	122.3	(0.1)	99.2
Income (loss) from continuing operations before equity in earnings of affiliates	(224.7)	176.2	275.6	(0.2)	226.9
Equity in earnings of consolidated subsidiaries	454.4	129.2	149.7	(733.3)	—
Equity in earnings of unconsolidated affiliates	(0.2)	—	2.8	—	2.6
Net income	229.5	305.4	428.1	(733.5)	229.5
Other comprehensive income (loss), net of tax	(75.2)	(4.3)	(67.7)	72.0	(75.2)
Comprehensive income	$154.3	$301.1	$360.4	$(661.5)	$154.3

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,838.2	$1,057.6	$(87.6)	$6,808.2
Cost of sales	3.3	4,898.9	810.6	(87.3)	5,625.5
Gross income (loss)	(3.3)	939.3	247.0	(0.3)	1,182.7
Selling, general and administrative expenses	138.0	378.5	107.6	—	624.1
Amortization of purchased intangibles	—	39.9	15.4	—	55.3
Intangible asset impairment charge	—	—	—	—	—
Operating income (loss)	(141.3)	520.9	124.0	(0.3)	503.3
Interest expense	(246.3)	(49.4)	(3.2)	227.5	(71.4)
Interest income	3.0	60.3	166.2	(227.5)	2.0
Miscellaneous, net	46.9	(184.6)	135.7	—	(2.0)
Income (loss) from continuing operations before income taxes	(337.7)	347.2	422.7	(0.3)	431.9
Provision for (benefit from) income taxes	(109.0)	113.7	120.4	(0.1)	125.0
Income (loss) from continuing operations before equity in earnings of affiliates	(228.7)	233.5	302.3	(0.2)	306.9
Equity in earnings of consolidated subsidiaries	538.0	159.3	188.3	(885.6)	—
Equity in earnings of unconsolidated affiliates	—	—	2.4	—	2.4
Net income	309.3	392.8	493.0	(885.8)	309.3
Other comprehensive income (loss), net of tax	(54.6)	(22.2)	(29.8)	52.0	(54.6)
Comprehensive income	$254.7	$370.6	$463.2	$(833.8)	$254.7

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2013

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$6,857.4	$923.7	$(116.0)	$7,665.1
Cost of sales	3.2	5,850.7	735.6	(116.2)	6,473.3
Gross income (loss)	(3.2)	1,006.7	188.1	0.2	1,191.8
Selling, general and administrative expenses	148.3	407.1	65.1	—	620.5
Amortization of purchased intangibles	—	40.0	16.6	—	56.6
Intangible asset impairment charge	—	—	9.0	—	9.0
Operating income (loss)	(151.5)	559.6	97.4	0.2	505.7
Interest expense	(217.9)	(55.2)	(3.7)	210.8	(66.0)
Interest income	2.9	55.4	163.9	(210.8)	11.4
Miscellaneous, net	44.5	(147.3)	96.7	—	(6.1)
Income (loss) from continuing operations before income taxes	(322.0)	412.5	354.3	0.2	445.0
Provision for (benefit from) income taxes	(99.9)	130.4	101.1	0.1	131.7
Income (loss) from continuing operations before equity in earnings of affiliates	(222.1)	282.1	253.2	0.1	313.3
Equity in earnings of consolidated subsidiaries	540.1	125.7	132.2	(798.0)	—
Equity in earnings of unconsolidated affiliates	—	—	3.0	—	3.0
Income from continuing operations	318.0	407.8	388.4	(797.9)	316.3
Discontinued operations, net of tax	—	1.7	—	—	1.7
Net income	318.0	409.5	388.4	(797.9)	318.0
Other comprehensive income (loss), net of tax	86.8	34.2	14.3	(48.5)	86.8
Comprehensive income	$404.8	$443.7	$402.7	$(846.4)	$404.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$6.3	$21.8	$—	$42.9
Receivables, net	29.4	692.9	290.1	(47.8)	964.6
Inventories, net	—	926.2	375.5	—	1,301.7
Other current assets	11.5	81.7	26.9	—	120.1
Total current assets	55.7	1,707.1	714.3	(47.8)	2,429.3
Investment in and advances to consolidated subsidiaries	5,744.0	1,128.0	(192.4)	(6,679.6)	—
Intercompany receivables	47.2	998.7	4,331.3	(5,377.2)	—
Intangible assets, net	—	984.4	623.4	—	1,607.8
Other long-term assets	117.3	228.9	229.7	—	575.9
Total assets	$5,964.2	$5,047.1	$5,706.3	$(12,104.6)	$4,613.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16.3	$415.3	$168.7	$(47.5)	$552.8
Customer advances	—	438.3	1.9	—	440.2
Other current liabilities	165.0	202.4	98.0	(0.3)	465.1
Total current liabilities	181.3	1,056.0	268.6	(47.8)	1,458.1
Long-term debt, less current maturities	855.0	—	—	—	855.0
Intercompany payables	2,957.5	2,372.5	47.2	(5,377.2)	—
Other long-term liabilities	59.3	191.3	138.2	—	388.8
Total shareholders’ equity	1,911.1	1,427.3	5,252.3	(6,679.6)	1,911.1
Total liabilities and shareholders' equity	$5,964.2	$5,047.1	$5,706.3	$(12,104.6)	$4,613.0

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(178.8)	$58.5	$202.8	$—	$82.5

Investing activities:
Additions to property, plant and equipment	(29.3)	(27.9)	(74.5)	—	(131.7)
Additions to equipment held for rental	—	—	(26.3)	—	(26.3)
Acquisition of business, net of cash acquired	—	—	(10.0)	—	(10.0)
Proceeds from sale of equipment held for rental	—	—	26.8	—	26.8
Intercompany investing	(30.7)	(2.8)	(154.2)	187.7	—
Other investing activities	0.7	0.9	(0.5)	—	1.1
Net cash provided (used) by investing activities	(59.3)	(29.8)	(238.7)	187.7	(140.1)

Financing activities:
Repayment of long-term debt	(270.0)	—	—	—	(270.0)
Proceeds from issuance of long-term debt	250.0	—	—	—	250.0
Proceeds under revolving credit facility	63.5	—	—	—	63.5
Repurchases of Common Stock	(200.4)	—	—	—	(200.4)
Debt issuance costs	(15.5)	—	—	—	(15.5)
Proceeds from exercise of stock options	8.6	—	—	—	8.6
Dividends paid	(53.1)	—	—	—	(53.1)
Excess tax benefit from stock-based compensation	4.0	—	—	—	4.0
Intercompany financing	184.0	(26.0)	29.7	(187.7)	—
Net cash provided (used) by financing activities	(28.9)	(26.0)	29.7	(187.7)	(212.9)

Effect of exchange rate changes on cash	—	(1.1)	0.7	—	(0.4)
Increase (decrease) in cash and cash equivalents	(267.0)	1.6	(5.5)	—	(270.9)
Cash and cash equivalents at beginning of year	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of year	$14.8	$6.3	$21.8	$—	$42.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(98.6)	$73.2	$195.8	$—	$170.4

Investing activities:
Additions to property, plant and equipment	(33.4)	(27.4)	(31.4)	—	(92.2)
Additions to equipment held for rental	—	—	(32.7)	—	(32.7)
Contributions to rabbi trust	(1.9)	—	—	—	(1.9)
Proceeds from sale of equipment held for rental	—	—	12.8	—	12.8
Intercompany investing	(16.2)	(17.6)	(153.6)	187.4	—
Other investing activities	(1.0)	0.1	0.1	—	(0.8)
Net cash provided (used) by investing activities	(52.5)	(44.9)	(204.8)	187.4	(114.8)

Financing activities:
Repayment of long-term debt	(710.0)	—	—	—	(710.0)
Proceeds from issuance of long-term debt	650.0	—	—	—	650.0
Repurchases of Common Stock	(403.3)	—	—	—	(403.3)
Debt issuance costs	(19.1)	—	—	—	(19.1)
Proceeds from exercise of stock options	50.9	—	—	—	50.9
Dividends paid	(50.7)	—	—	—	(50.7)
Excess tax benefit from stock-based compensation	6.2	—	—	—	6.2
Intercompany financing	197.2	(26.0)	16.2	(187.4)	—
Net cash provided (used) by financing activities	(278.8)	(26.0)	16.2	(187.4)	(476.0)

Effect of exchange rate changes on cash	—	(0.3)	1.0	—	0.7
Increase (decrease) in cash and cash equivalents	(429.9)	2.0	8.2	—	(419.7)
Cash and cash equivalents at beginning of year	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of year	$281.8	$4.7	$27.3	$—	$313.8

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2015
	4th Quarter (a)	3rd Quarter	2nd Quarter (b)	1st Quarter (c)
Net sales	$1,578.3	$1,612.3	$1,554.2	$1,353.3
Gross income	249.7	284.0	275.8	229.7
Operating income	86.6	136.6	109.7	65.7
Net income	50.3	89.9	54.6	34.7

Net income	$50.3	$89.9	$54.6	$34.7
Less: net earnings allocated to participating securities	(0.1)	(0.2)	(0.1)	(0.1)
Net income available to common shareholders	$50.2	$89.7	$54.5	$34.6

Earnings per share:
Corporation common shareholders-basic	$0.65	$1.15	$0.70	$0.44
Corporation common shareholders-diluted	$0.64	$1.13	$0.69	$0.43

Common Stock per share dividends	$0.17	$0.17	$0.17	$0.17
_________________________

(a)	The fourth quarter of fiscal 2015 was impacted by a combined $2.9 million ($2.4 million after-tax) workforce reduction charge in the access equipment segment and corporate.

(b)	The second quarter of fiscal 2015 was impacted by a $14.7 million ($9.3 million after-tax) charge for debt extinguishment costs related to refinancing portions of the Company's long-term debt.

(c)
The first quarter of fiscal 2015 was impacted by a $3.4 million ($2.1 million after-tax) pension curtailment benefit in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 18 of the Notes to Consolidated Financial Statements).

	Fiscal Year Ended September 30, 2014
	4th Quarter (a)	3rd Quarter (b)	2nd Quarter (c)	1st Quarter
Net sales	$1,667.7	$1,932.4	$1,677.9	$1,530.2
Gross income	289.5	346.9	291.2	255.1
Operating income	113.1	174.3	119.4	96.5
Net income	77.8	105.1	71.5	54.9

Net income	$77.8	$105.1	$71.5	$54.9
Less: net earnings allocated to participating securities	(0.3)	(0.4)	(0.3)	(0.2)
Net income available to common shareholders	$77.5	$104.7	$71.2	$54.7

Earnings per share:
Corporation common shareholders-basic	$0.94	$1.24	$0.84	$0.64
Corporation common shareholders-diluted	$0.93	$1.22	$0.83	$0.63

Common Stock per share dividends	$0.15	$0.15	$0.15	$0.15
_________________________

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
The fourth quarter of fiscal 2014 was impacted by a combined $3.8 million ($2.4 million after-tax) pension curtailment and settlement charge in the defense segment (See Note 18 of the Notes to Consolidated Financial Statements).

(b)
The third quarter of fiscal 2014 was impacted by a $10.7 million ($6.8 million after-tax) contract pricing adjustment resulting from a reduction in other post-employment benefit eligible costs under historical cost-plus government contracts (See Note 22 of the Notes to Consolidated Financial Statements) and a $9.7 million ($6.2 million after-tax) pension curtailment benefit in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 18 of the Notes to Consolidated Financial Statements).

(c)
The second quarter of fiscal 2014 was impacted by a $4.1 million ($2.6 million after-tax) pension curtailment charge in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 18 of the Notes to Consolidated Financial Statements) and a $10.9 million ($7.0 million after-tax) charge for debt extinguishment costs related to refinancing portions of the Company's long-term debt and benefited from a $12.1 million discrete tax benefit due to a reduction in valuation allowance on a net operating loss carryforward.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2015, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — Board Recommendation,” “Governance of the Company — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

The Company has adopted the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives, including, the Company’s Chief Executive Officer, the Company's President and Chief Operating Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Senior Vice President, General Counsel and Secretary, the Company’s Senior Vice President Finance and Controller and the Presidents, Vice Presidents of Finance and Controllers of the Company’s business units, or persons holding positions with similar responsibilities at business units, and other officers elected by the Company’s Board of Directors at the vice president level or higher. The Company has posted a copy of the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshcorporation.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshcorporation.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,396,427	$36.57	3,304,694
Equity compensation plans not approved by security holders	—	—	—
	3,396,427	$36.57	3,304,694
_________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended and restated, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2015, are contained in Item 8:

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

OSHKOSH CORPORATION

November 13, 2015	By	/s/ Charles L. Szews
Charles L. Szews, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 13, 2015	By	/s/ Charles L. Szews
Charles L. Szews, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2015	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 13, 2015	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 13, 2015	By	/s/ Keith J. Allman
Keith J. Allman, Director

November 13, 2015	By	/s/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 13, 2015	By	/s/ Peter B. Hamilton
Peter B. Hamilton, Director

November 13, 2015	By	/s/ Kathleen J. Hempel
Kathleen J. Hempel, Director

November 13, 2015	By	/s/ Leslie F. Kenne
Leslie F. Kenne, Director

November 13, 2015	By	/s/ Steven C. Mizell
Steven C. Mizell, Director

November 13, 2015	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Director

November 13, 2015	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 13, 2015	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

November 13, 2015	By	/s/ John S. Shiely
John S. Shiely, Director

November 13, 2015	By	/s/ Richard G. Sim
Richard G. Sim, Director

November 13, 2015	By	/s/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2015, 2014 and 2013
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2013	$18.0	$3.8	$(1.4)	$20.4

2014	$20.4	$3.1	$(1.7)	$21.8

2015	$21.8	$2.0	$(3.5)	$20.3
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH CORPORATION
EXHIBIT INDEX
2015 ANNUAL REPORT ON FORM 10-K

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

4.4
First Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.3 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.5
Lender Increase Agreement, dated January 22, 2015, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto and various lenders and agents party thereto (incorporated by reference to the Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (File No. 1-31371)).

4.6
Indenture, dated March 2, 2015, by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 2, 2015 (File No. 001-31371)).

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Joseph H. Kimmitt, David M. Sagehorn and Charles L. Szews (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Ignacio A. Cortina, Gregory L. Fredericksen, Janet L. Hogan, James W. Johnson, Wilson R. Jones, Marek W. May, Robert S. Messina, Bradley M. Nelson, Frank R. Nerenhausen and John M. Urias (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of R. Scott Grennier, Thomas J. Polnaszek and Mark M. Radue (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.5
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.7
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.8
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.9
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.10
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.11
Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.12
Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.13
Resolutions of the Human Resources Committee of the Board of Directors of Oshkosh Corporation, adopted September 17, 2007, approving terms of performance share awards under the Oshkosh Corporation 2004 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-31371)).*

10.14
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.15
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.16
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.17
Framework for Awards of Performance Shares under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.18
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.19
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.20
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.21
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.22
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.23
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.24
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.25
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.26
 Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.27
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

10.28
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.29
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.30
Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

11	Computation of per share earnings (contained in Note 21 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2015.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 13, 2015.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2015.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 13, 2015.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.