Form 10-Q
period 2015-12-31
OSHKOSH CORP
filed 2016-01-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of January 21, 2016, 73,111,271 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2015	2014
Net sales	$1,252.0	$1,353.3
Cost of sales	1,069.2	1,123.6
Gross income	182.8	229.7

Operating expenses:
Selling, general and administrative	139.3	150.5
Amortization of purchased intangibles	13.2	13.5
Total operating expenses	152.5	164.0
Operating income	30.3	65.7

Other income (expense):
Interest expense	(14.6)	(14.4)
Interest income	0.5	0.8
Miscellaneous, net	—	(1.3)
Income before income taxes and equity in earnings of unconsolidated affiliates	16.2	50.8
Provision for income taxes	1.7	16.2
Income before equity in earnings of unconsolidated affiliates	14.5	34.6
Equity in earnings of unconsolidated affiliates	0.1	0.1
Net income	$14.6	$34.7

Earnings per share attributable to common shareholders:
Basic	$0.20	$0.44
Diluted	0.19	0.43

Cash dividends declared per share on Common Stock	$0.19	$0.17

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended December 31,
	2015	2014
Net income	$14.6	$34.7
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.5	(0.2)
Currency translation adjustments	(11.2)	(22.9)
Change in fair value of derivative instruments	0.2	—
Total other comprehensive loss, net of tax	(10.5)	(23.1)
Comprehensive income	$4.1	$11.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$33.7	$42.9
Receivables, net	788.7	964.6
Inventories, net	1,295.4	1,301.7
Deferred income taxes, net	53.3	52.2
Prepaid income taxes	25.0	22.8
Other current assets	52.5	45.1
Total current assets	2,248.6	2,429.3
Investment in unconsolidated affiliates	15.4	16.2
Property, plant and equipment, net	476.1	475.8
Goodwill	996.9	1,001.1
Purchased intangible assets, net	593.1	606.7
Other long-term assets	79.8	83.9
Total assets	$4,409.9	$4,613.0

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$135.2	$83.5
Accounts payable	433.3	552.8
Customer advances	485.1	440.2
Payroll-related obligations	89.8	116.6
Other current liabilities	221.5	265.0
Total current liabilities	1,364.9	1,458.1
Long-term debt, less current maturities	850.0	855.0
Deferred income taxes, net	92.3	91.7
Other long-term liabilities	296.3	297.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	774.3	771.5
Retained earnings	2,017.0	2,016.5
Accumulated other comprehensive loss	(154.9)	(144.4)
Common Stock in treasury, at cost (19,003,587 and 16,647,031 shares, respectively)	(830.9)	(733.4)
Total shareholders’ equity	1,806.4	1,911.1
Total liabilities and shareholders' equity	$4,409.9	$4,613.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	34.7	—	—	34.7
Employee pension and postretirement benefits, net of tax of $(0.1)	—	—	—	(0.2)	—	(0.2)
Currency translation adjustments, net	—	—	—	(22.9)	—	(22.9)
Cash dividends ($0.17 per share)	—	—	(13.4)	—	—	(13.4)
Repurchases of Common Stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	(0.2)	—	—	2.4	2.2
Stock-based compensation expense	—	5.0	—	—	—	5.0
Excess tax benefit from stock-based compensation	—	4.0	—	—	—	4.0
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.7)	(4.7)
Other	—	0.1	—	—	—	0.1
Balance at December 31, 2014	$0.9	$759.5	$1,861.4	$(92.3)	$(627.8)	$1,901.7

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	14.6	—	—	14.6
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	0.5	—	0.5
Currency translation adjustments, net	—	—	—	(11.2)	—	(11.2)
Gain on derivative instruments, net of tax of $0.1	—	—	—	0.2	—	0.2
Cash dividends ($0.19 per share)	—	—	(14.1)	—	—	(14.1)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	5.3	—	—	—	5.3
Excess tax benefit from stock-based compensation	—	0.1	—	—	—	0.1
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.4)	(1.4)
Balance at December 31, 2015	$0.9	$774.3	$2,017.0	$(154.9)	$(830.9)	$1,806.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Three Months Ended December 31,
	2015	2014
Operating activities:
Net income	$14.6	$34.7
Depreciation and amortization	31.0	30.5
Stock-based compensation expense	5.3	5.0
Deferred income taxes	(1.6)	(0.2)
Foreign currency transaction (gains) losses	(4.1)	2.4
Gain on sale of assets	(5.7)	(0.8)
Other non-cash adjustments	0.9	2.7
Changes in operating assets and liabilities	31.4	(126.6)
Net cash provided (used) by operating activities	71.8	(52.3)

Investing activities:
Additions to property, plant and equipment	(21.3)	(39.0)
Additions to equipment held for rental	(15.0)	(13.2)
Proceeds from sale of equipment held for rental	18.7	2.6
Other investing activities	(0.6)	(0.6)
Net cash used by investing activities	(18.2)	(50.2)

Financing activities:
Net increase in short-term debt	28.2	—
Proceeds from issuance of debt (original maturities greater than three months)	153.6	—
Repayment of debt (original maturities greater than three months)	(135.0)	(5.0)
Repurchases of Common Stock	(100.1)	(88.1)
Dividends paid	(14.1)	(13.4)
Proceeds from exercise of stock options	1.4	2.2
Excess tax benefit from stock-based compensation	0.8	4.0
Net cash used by financing activities	(65.2)	(100.3)

Effect of exchange rate changes on cash	2.4	—
Decrease in cash and cash equivalents	(9.2)	(202.8)
Cash and cash equivalents at beginning of period	42.9	313.8
Cash and cash equivalents at end of period	$33.7	$111.0

Supplemental disclosures:
Cash paid for interest	$6.0	$4.5
Cash paid for income taxes	26.5	10.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2015. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2015 financial statements to conform to the fiscal 2016 presentation.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, becomes effective for fiscal years and interim periods beginning after December 15, 2017, with adoption permitted one year earlier under the FASB's proposed update. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is part of the FASB’s initiative to reduce complexity in accounting standards. The guidance requires an entity to recognize debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt liability in the balance sheet, thereby increasing the effective rate of interest, as opposed to a deferred cost. The Company will be required to adopt ASU 2015-03 as of October 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will be required to adopt ASU 2015-11 as of October 1, 2017. The Company is currently evaluating the impact of ASU 2015-11 on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is part of the FASB's initiative to reduce complexity of financial statements. The guidance removes the requirement to separate and classify deferred income tax liabilities and assets into current and noncurrent amounts and requires an entity to classify all deferred tax liabilities and assets as noncurrent. The Company will be required to adopt ASU 2015-17 as of October 1, 2017. The Company does not expect the adoption of ASU 2015-17 to have a material impact on the Company's financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2015	2015
U.S. government:
Amounts billed	$55.9	$63.1
Costs and profits not billed	40.5	66.8
	96.4	129.9
Other trade receivables	635.9	782.3
Finance receivables	7.3	7.4
Notes receivable	28.0	29.6
Other receivables	60.2	57.7
	827.8	1,006.9
Less allowance for doubtful accounts	(18.8)	(20.3)
	$809.0	$986.6

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2015	2015
Current receivables	$788.7	$964.6
Long-term receivables (included in Other long-term assets)	20.3	22.0
	$809.0	$986.6

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	1.1	1.1	21.6	22.9
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	6.1	6.2	—	—
Allowance for doubtful accounts	(0.1)	(0.1)	—	—
Receivables subject to specific reserves	1.2	1.2	28.0	29.6
Allowance for doubtful accounts	—	—	(12.6)	(12.7)

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

Delinquency is the primary indicator of credit quality of finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. Finance receivables are written off if management determines that the specific borrower does not have the ability to repay the loan amounts due in full. The terms of the finance agreements generally give the Company the ability to take possession of the underlying collateral. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2015, approximately 83% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2015, restructured finance and notes receivables were $0.4 million and $14.1 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2015 and 2014, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2015
	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.1	$12.7	$7.5	$20.3
Provision (credit) for doubtful accounts, net of recoveries	—	0.2	(1.1)	(0.9)
Charge-off of accounts	—	—	(0.3)	(0.3)
Foreign currency translation	—	(0.3)	—	(0.3)
Allowance for doubtful accounts at end of period	$0.1	$12.6	$6.1	$18.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31, 2014
	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$—	$13.6	$8.2	$21.8
Provision (credit) for doubtful accounts, net of recoveries	—	—	(0.2)	(0.2)
Charge-off of accounts	—	—	0.1	0.1
Foreign currency translation	—	(0.5)	—	(0.5)
Allowance for doubtful accounts at end of period	$—	$13.1	$8.1	$21.2

4.    Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,
	2015	2015
Raw materials	$543.7	$532.1
Partially finished products	265.1	266.3
Finished products	589.3	594.4
Inventories at FIFO cost	1,398.1	1,392.8
Less: Progress/performance-based payments on U.S. government contracts	(23.0)	(12.9)
Excess of FIFO cost over LIFO cost	(79.7)	(78.2)
	$1,295.4	$1,301.7

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	December 31,	September 30,
	2015	2015
Mezcladoras (Mexico)	$10.6	$10.6
RiRent (The Netherlands)	4.8	5.8
Other	—	(0.2)
	$15.4	$16.2

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. (“Mezcladoras”). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $1.1 million and $4.5 million during the three months ended December 31, 2015 and 2014, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. The Company recognized service fees of $0.3 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received dividends of €0.9 million ($1.0 million) and €2.3 million ($2.8 million) from RiRent during the three months ended December 31, 2015 and 2014, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2015	2015
Land and land improvements	$57.8	$57.5
Buildings	277.4	274.8
Machinery and equipment	677.9	681.1
Equipment on operating lease to others	41.0	42.2
Construction in progress	51.5	38.1
	1,105.6	1,093.7
Less accumulated depreciation	(629.5)	(617.9)
	$476.1	$475.8

Depreciation expense was $17.1 million and $16.1 million for the three months ended December 31, 2015 and 2014, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2015 and September 30, 2015 was $33.9 million and $33.9 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended December 31, 2015 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2015	$874.2	$106.1	$20.8	$1,001.1
Foreign currency translation	(4.1)	—	(0.1)	(4.2)
Net goodwill at December 31, 2015	$870.1	$106.1	$20.7	$996.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2015			September 30, 2015
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,802.2	$(932.1)	$870.1	$1,806.3	$(932.1)	$874.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.6	(175.9)	20.7	196.7	(175.9)	20.8
	$2,106.9	$(1,110.0)	$996.9	$2,111.1	$(1,110.0)	$1,001.1

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2015
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(26.9)	$28.5
Non-compete	10.5	56.4	(56.4)	—
Technology-related	11.9	104.8	(85.4)	19.4
Customer relationships	12.8	548.1	(392.8)	155.3
Other	16.4	16.5	(14.4)	2.1
	14.5	781.2	(575.9)	205.3
Non-amortizable trade names		387.8	—	387.8
		$1,169.0	$(575.9)	$593.1

	September 30, 2015
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(26.6)	$28.8
Non-compete	10.5	56.4	(56.3)	0.1
Technology-related	11.9	104.8	(83.3)	21.5
Customer relationships	12.8	550.3	(384.0)	166.3
Other	16.5	16.5	(14.3)	2.2
	14.5	783.4	(564.5)	218.9
Non-amortizable trade names		387.8	—	387.8
		$1,171.2	$(564.5)	$606.7

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2016 and the five years succeeding September 30, 2016 are as follows: 2016 (remaining nine months) - $39.2 million; 2017 - $45.8 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.1 million and 2021 - $5.3 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31,	September 30,
	2015	2015
Senior Secured Term Loan	$370.0	$375.0
5.375% Senior Notes due March 2022	250.0	250.0
5.375% Senior Notes due March 2025	250.0	250.0
	870.0	875.0
Less current maturities	(20.0)	(20.0)
	$850.0	$855.0

Revolving Credit Facility	$111.7	$63.5
Other	3.5	—
Current maturities of long-term debt	20.0	20.0
	$135.2	$83.5

On March 21, 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. On January 22, 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million effective January 26, 2015. At December 31, 2015, borrowings under the Revolving Credit Facility of $111.7 million and outstanding letters of credit of $109.8 million reduced available capacity under the Revolving Credit Facility to $628.5 million. The Company entered into a 63.0 million Chinese renminbi uncommitted line of credit in October 2015 to provide short-term finance support to operations in China. There was 22.8 million Chinese renminbi ($3.5 million) outstanding on the uncommitted line of credit on December 31, 2015. The uncommitted line of credit carries a variable interest rate that is set by the lender, which was 4.35% at December 31, 2015.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2015, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2015 was 1.93%. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2015 was 1.74%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2015.

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

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $249 million and $246 million, respectively, and the fair value of the Term Loan approximated book value. At September 30, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $252 million and $249 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Accrued warranty is reported in "Other current liabilities" in the Condensed Consolidated Balance Sheets.

The Company offers a range of extended warranty options across its product lines. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $27.3 million and $24.8 million at December 31, 2015 and 2014, respectively, and are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” or “Other long-term liabilities”.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$92.1	$101.9
Warranty provisions	10.0	6.8
Settlements made	(13.9)	(13.2)
Changes in liability for pre-existing warranties, net	(0.6)	(1.2)
Premiums received	2.6	2.6
Amortization of premiums received	(2.6)	(2.4)
Foreign currency translation	(0.5)	(0.8)
Balance at end of period	$87.1	$93.7

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material effect on the Company's consolidated financial condition, result of operations or cash flows.

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby at December 31, 2015 it guaranteed an aggregate of $564.4 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2015 was $117.3 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$5.6	$4.6
Provision for new credit guarantees	0.8	0.6
Changes for pre-existing guarantees, net	0.3	0.1
Amortization of previous guarantees	(0.9)	(0.4)
Foreign currency translation	—	(0.1)
Balance at end of period	$5.8	$4.8

11.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 from the balance remaining from prior authorizations. Between August 31, 2015 and December 31, 2015, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of December 31, 2015. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. At December 31, 2015, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $10.2 million. Net gains or losses related to hedge ineffectiveness were insignificant for the three month periods ended December 31, 2015 and 2014. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $108.8 million in notional amounts, including $10.3 million in contracts to sell euro, $3.8 million in contracts to buy euro, $57.0 million in contracts to sell Australian dollars, $8.1 million in contracts to buy Swedish krona and sell euro, $5.2 million in contracts to buy U.K. pound sterling, $12.2 million in contracts to buy euro and sell Canadian dollars and $6.1 million in contracts to buy Canadian dollars and sell euro, with the remaining contracts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of the interest rate related derivatives is included in the Condensed Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2015, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $26.9 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31, 2015		September 30, 2015
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.3	$—	$0.4	$—

Not designated as hedging instruments:
Foreign exchange contracts	1.0	0.3	0.3	0.4
Interest rate contracts	—	0.8	—	0.7
	$1.3	$1.1	$0.7	$1.1

The pre-tax effects of derivative instruments on the Condensed Consolidated Statements of Income consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended December 31,
		2015	2014
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	$(1.3)	$3.4
Interest rate contracts	Miscellaneous, net	(0.1)	—
		$(1.4)	$3.4

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

There were no transfers of assets between levels during the three months ended December 31, 2015.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2015 and September 30, 2015 the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
SERP plan assets (a)	$22.2	$—	$—	$22.2
Foreign currency exchange derivatives (b)	—	1.3	—	1.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.3	$—	$0.3
Interest rate contracts (c)	—	0.8	—	0.8

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.7	—	0.7

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.7	—	0.7
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified supplemental executive retirement plans (“SERP”). The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in the Condensed Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of interest rate swap prices.

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. On January 31, 2012, the Company's shareholders approved an amendment and restatement of the 2009 Stock Plan. At December 31, 2015, the Company had reserved 6,433,129 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2015 and 2014 was $6.0 million ($3.8 million net of tax) and $6.5 million ($4.1 million net of tax), respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$2.9	$3.0
Interest cost	4.6	4.5
Expected return on plan assets	(4.5)	(4.6)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	0.6	0.7
Net periodic benefit cost	$4.0	$4.0

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Components of net periodic benefit cost (income)
Service cost	$0.3	$0.4
Interest cost	0.4	0.4
Amortization of prior service cost	(0.2)	(0.2)
Curtailment	—	(3.4)
Net periodic benefit cost (income)	$0.5	$(2.8)

The Company made contributions to fund benefit payments of $0.5 million and $0.4 million for the three months ended December 31, 2015 and 2014, respectively, under its other post-employment benefit plans. The Company estimates that it will make additional contributions of approximately $1.5 million under these other post-employment benefit plans prior to the end of fiscal 2016.

The Company's pension plan investment strategy is based on an expectation that, over time, equity securities will provide higher returns than debt securities. The plans primarily minimize the risk of larger losses under this strategy through diversification of investments by asset class, by investing in different styles of investment management within the classes and using a number of different investment managers. Beginning in fiscal 2016, the Company began to implement a dynamic liability driven investment strategy for those pension plans with frozen benefits. The objective of this strategy is to more closely align the pension plan assets with its liabilities in terms of how both respond to changes in interest rates. Plan assets will be allocated to two investment categories, including a category containing high quality fixed income securities and another category comprised of traditional securities and alternative asset classes. Assets are managed externally according to guidelines approved by the Company. Over time, the Company intends to reduce assets allocated to the return seeking category and correspondingly increase assets allocated to the high quality fixed income category to align more closely with the pension plan obligations.

16.    Income Taxes

The Company recorded income tax expense of $1.7 million for the three months ended December 31, 2015, or 10.6% of pre-tax income, compared to $16.2 million, or 31.9% of pre-tax income for the three months ended December 31, 2014. Results for the three months ended December 31, 2015 were favorably impacted by $3.7 million of discrete tax benefits, including $2.4 million related to the retroactive reinstatement of the U.S. research and development tax credit and $1.3 million related to reduction in reserves for uncertain tax benefits, largely related to interest. Results for the three months ended December 31, 2014 were favorably impacted by $1.0 million of net discrete tax benefits, including $2.2 million related to the retroactive reinstatement of the U.S. research and development tax credit, partially offset by a $1.2 million charge largely related to provision to return adjustments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $27.3 million and $27.0 million as of December 31, 2015 and September 30, 2015, respectively. As of December 31, 2015, net unrecognized tax benefits, excluding interest and penalties, of $17.6 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2015 and 2014, the Company recognized benefits of $0.8 million and charges of $1.0 million, respectively, related to interest and penalties. At December 31, 2015, the Company had accruals for the payment of interest and penalties of $10.2 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $3.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	(11.2)	0.2	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	(11.2)	0.2	(10.5)
Balance at end of period	$(45.9)	$(109.3)	$0.3	$(154.9)

	Three Months Ended December 31, 2014
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Taxes	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.2)	$(25.0)	$—	$(69.2)
Other comprehensive income (loss) before reclassifications	—	(22.9)	—	(22.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss)	(0.2)	(22.9)	—	(23.1)
Balance at end of period	$(44.4)	$(47.9)	$—	$(92.3)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.2)
Actuarial losses	(0.6)	(0.7)
Curtailment	—	1.2
Total before tax	(0.8)	0.3
Tax benefit (provision)	0.3	(0.1)
Net of tax	$(0.5)	$0.2

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended December 31,
	2015	2014
Net income	$14.6	$34.7
Earnings allocated to participating securities	—	(0.1)
Earnings available to common shareholders	$14.6	$34.6

Basic Earnings Per Share:
Weighted-average common shares outstanding	74,063,418	78,849,340

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,063,418	78,849,340
Dilutive stock options and other equity-based compensation awards	789,798	1,105,166
Participating restricted stock	—	(109,310)
Diluted weighted-average common shares outstanding	74,853,216	79,845,196

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2015	2014
Stock options	1,697,145	1,167,791

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2015 and September 30, 2015, the estimated net liabilities for product and general liability claims totaled $38.9 million and $40.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $509.5 million and $469.9 million at December 31, 2015 and September 30, 2015, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $109.8 million and $62.6 million at December 31, 2015 and September 30, 2015, respectively.

Other Matters - The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings, that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$242.0	$—	$242.0	$277.3	$—	$277.3
Telehandlers	111.8	—	111.8	290.4	—	290.4
Other	176.0	—	176.0	149.0	—	149.0
Total access equipment	529.8	—	529.8	716.7	—	716.7

Defense	316.9	1.1	318.0	269.2	0.1	269.3

Fire & emergency	205.4	2.1	207.5	159.5	7.5	167.0

Commercial
Concrete placement	72.3	—	72.3	86.1	—	86.1
Refuse collection	99.0	—	99.0	89.6	—	89.6
Other	28.6	0.4	29.0	32.2	2.3	34.5
Total commercial	199.9	0.4	200.3	207.9	2.3	210.2
Intersegment eliminations	—	(3.6)	(3.6)	—	(9.9)	(9.9)
Consolidated sales	$1,252.0	$—	$1,252.0	$1,353.3	$—	$1,353.3

	Three Months Ended December 31,
	2015	2014
Operating income (loss):
Access equipment	$20.4	$77.2
Defense	23.2	9.8
Fire & emergency	10.1	1.5
Commercial	8.9	12.4
Corporate	(32.3)	(35.3)
Intersegment eliminations	—	0.1
Consolidated	30.3	65.7
Interest expense, net of interest income	(14.1)	(13.6)
Miscellaneous other expense	—	(1.3)
Income before income taxes and equity in earnings of unconsolidated affiliates	$16.2	$50.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
	2015	2015
Identifiable assets:
Access equipment:
U.S.	$2,073.2	$2,178.7
Europe (a)	499.3	531.4
Rest of the World	203.4	201.5
Total access equipment	2,775.9	2,911.6
Defense:
U.S.	442.7	424.5
Rest of the World	1.7	5.1
Total defense	444.4	429.6
Fire & emergency - U.S.	505.8	530.7
Commercial:
U.S.	380.2	395.1
Rest of the World (a)	38.1	41.1
Total commercial	418.3	436.2
Corporate:
U.S. (b)	194.1	218.6
Rest of the World (c)	71.4	86.3
Total corporate	265.5	304.9
Consolidated	$4,409.9	$4,613.0
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash, short-term investments and capitalized costs related to a shared enterprise resource planning system.

(c)	Includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2015	2014
Net sales:
United States	$904.4	$1,081.7
Other North America	61.5	62.0
Europe, Africa and Middle East	200.1	104.4
Rest of the World	86.0	105.2
Consolidated	$1,252.0	$1,353.3

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,056.8	$220.4	$(25.2)	$1,252.0
Cost of sales	0.3	899.0	195.1	(25.2)	1,069.2
Gross income	(0.3)	157.8	25.3	—	182.8
Selling, general and administrative expenses	23.6	89.3	26.4	—	139.3
Amortization of purchased intangibles	—	9.8	3.4	—	13.2
Operating income (loss)	(23.9)	58.7	(4.5)	—	30.3
Interest expense	(59.6)	(14.7)	(0.7)	60.4	(14.6)
Interest income	0.5	16.2	44.2	(60.4)	0.5
Miscellaneous, net	14.9	(41.4)	26.5	—	—
Income (loss) before income taxes	(68.1)	18.8	65.5	—	16.2
Provision for (benefit from) income taxes	(5.8)	1.6	5.9	—	1.7
Income (loss) before equity in earnings of affiliates	(62.3)	17.2	59.6	—	14.5
Equity in earnings of consolidated subsidiaries	77.2	18.1	(6.4)	(88.9)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	0.4	—	0.1
Net income	14.6	35.3	53.6	(88.9)	14.6
Other comprehensive income (loss), net of tax	(10.5)	(2.9)	(8.1)	11.0	(10.5)
Comprehensive income	$4.1	$32.4	$45.5	$(77.9)	$4.1

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,158.4	$214.8	$(19.9)	$1,353.3
Cost of sales	—	966.8	177.0	(20.2)	1,123.6
Gross income	—	191.6	37.8	0.3	229.7
Selling, general and administrative expenses	31.8	92.1	26.6	—	150.5
Amortization of purchased intangibles	—	9.8	3.7	—	13.5
Operating income (loss)	(31.8)	89.7	7.5	0.3	65.7
Interest expense	(57.8)	(12.8)	(0.5)	56.7	(14.4)
Interest income	0.5	15.3	41.7	(56.7)	0.8
Miscellaneous, net	8.2	(63.3)	53.8	—	(1.3)
Income (loss) before income taxes	(80.9)	28.9	102.5	0.3	50.8
Provision for (benefit from) income taxes	(28.6)	12.0	32.7	0.1	16.2
Income (loss) before equity in earnings of affiliates	(52.3)	16.9	69.8	0.2	34.6
Equity in earnings of consolidated subsidiaries	87.0	35.8	12.5	(135.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.1	—	0.1
Net income	34.7	52.7	82.4	(135.1)	34.7
Other comprehensive income (loss), net of tax	(23.1)	(2.7)	(29.8)	32.5	(23.1)
Comprehensive income	$11.6	$50.0	$52.6	$(102.6)	$11.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$12.2	$5.6	$15.9	$—	$33.7
Receivables, net	16.9	595.2	210.9	(34.3)	788.7
Inventories, net	—	920.7	374.7	—	1,295.4
Other current assets	19.6	83.6	27.6	—	130.8
Total current assets	48.7	1,605.1	629.1	(34.3)	2,248.6
Investment in and advances to consolidated subsidiaries	5,790.0	1,170.2	(202.7)	(6,757.5)	—
Intercompany receivables	47.2	1,051.4	4,409.9	(5,508.5)	—
Intangible assets, net	—	975.3	614.7	—	1,590.0
Other long-term assets	120.0	224.2	227.1	—	571.3
Total assets	$6,005.9	$5,026.2	$5,678.1	$(12,300.3)	$4,409.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14.5	$343.2	$109.6	$(34.0)	$433.3
Customer advances	—	482.8	2.3	—	485.1
Other current liabilities	177.8	182.2	86.8	(0.3)	446.5
Total current liabilities	192.3	1,008.2	198.7	(34.3)	1,364.9
Long-term debt, less current maturities	850.0	—	—	—	850.0
Intercompany payables	3,095.3	2,366.0	47.2	(5,508.5)	—
Other long-term liabilities	61.9	188.8	137.9	—	388.6
Shareholders' equity	1,806.4	1,463.2	5,294.3	(6,757.5)	1,806.4
Total liabilities and shareholders' equity	$6,005.9	$5,026.2	$5,678.1	$(12,300.3)	$4,409.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$6.3	$21.8	$—	$42.9
Receivables, net	29.4	692.9	290.1	(47.8)	964.6
Inventories, net	—	926.2	375.5	—	1,301.7
Other current assets	11.5	81.7	26.9	—	120.1
Total current assets	55.7	1,707.1	714.3	(47.8)	2,429.3
Investment in and advances to consolidated subsidiaries	5,744.0	1,128.0	(192.4)	(6,679.6)	—
Intercompany receivables	47.2	998.7	4,331.3	(5,377.2)	—
Intangible assets, net	—	984.4	623.4	—	1,607.8
Other long-term assets	117.3	228.9	229.7	—	575.9
Total assets	$5,964.2	$5,047.1	$5,706.3	$(12,104.6)	$4,613.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16.3	$415.3	$168.7	$(47.5)	$552.8
Customer advances	—	438.3	1.9	—	440.2
Other current liabilities	165.0	202.4	98.0	(0.3)	465.1
Total current liabilities	181.3	1,056.0	268.6	(47.8)	1,458.1
Long-term debt, less current maturities	855.0	—	—	—	855.0
Intercompany payables	2,957.5	2,372.5	47.2	(5,377.2)	—
Other long-term liabilities	59.3	191.3	138.2	—	388.8
Shareholders' equity	1,911.1	1,427.3	5,252.3	(6,679.6)	1,911.1
Total liabilities and shareholders' equity	$5,964.2	$5,047.1	$5,706.3	$(12,104.6)	$4,613.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(84.7)	$86.8	$69.7	$—	$71.8

Investing activities:
Additions to property, plant and equipment	(7.0)	(5.1)	(9.2)	—	(21.3)
Additions to equipment held for rental	—	—	(15.0)	—	(15.0)
Proceeds from sale of equipment held for rental	—	0.6	18.1	—	18.7
Intercompany investing	—	(76.6)	(75.3)	151.9	—
Other investing activities	(0.5)	(0.1)	—	—	(0.6)
Net cash provided (used) by investing activities	(7.5)	(81.2)	(81.4)	151.9	(18.2)

Financing activities:
Net increase in short-term debt	28.2	—	—	—	28.2
Proceeds from issuance of debt (original maturities greater than three months)	150.0	—	3.6	—	153.6
Repayment of debt (original maturities greater than three months)	(135.0)	—	—	—	(135.0)
Repurchases of Common Stock	(100.1)	—	—	—	(100.1)
Dividends paid	(14.1)	—	—	—	(14.1)
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Excess tax benefit from stock-based compensation	0.8	—	—	—	0.8
Intercompany financing	158.4	(6.5)	—	(151.9)	—
Net cash provided (used) by financing activities	89.6	(6.5)	3.6	(151.9)	(65.2)

Effect of exchange rate changes on cash	—	0.2	2.2	—	2.4
Increase (decrease) in cash and cash equivalents	(2.6)	(0.7)	(5.9)	—	(9.2)
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$12.2	$5.6	$15.9	$—	$33.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(65.7)	$(23.5)	$36.9	$—	$(52.3)

Investing activities:
Additions to property, plant and equipment	(8.8)	(5.9)	(24.3)	—	(39.0)
Additions to equipment held for rental	—	—	(13.2)	—	(13.2)
Proceeds from sale of equipment held for rental	—	—	2.6	—	2.6
Intercompany investing	(15.0)	6.5	(24.8)	33.3	—
Other investing activities	(0.4)	(0.7)	0.5	—	(0.6)
Net cash provided (used) by investing activities	(24.2)	(0.1)	(59.2)	33.3	(50.2)

Financing activities:
Repayment of debt (original maturities greater than three months)	(5.0)	—	—	—	(5.0)
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Dividends paid	(13.4)	—	—	—	(13.4)
Proceeds from exercise of stock options	2.2	—	—	—	2.2
Excess tax benefit from stock-based compensation	4.0	—	—	—	4.0
Intercompany financing	(4.1)	22.4	15.0	(33.3)	—
Net cash provided (used) by financing activities	(104.4)	22.4	15.0	(33.3)	(100.3)

Effect of exchange rate changes on cash	—	(0.3)	0.3	—	—
Increase (decrease) in cash and cash equivalents	(194.3)	(1.5)	(7.0)	—	(202.8)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$87.5	$3.2	$20.3	$—	$111.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company's estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding thereof; the Company's ability to utilize material and components which it has committed to purchase from suppliers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; risks related to the Company's future defense segment results depending upon the outcome of a competitor’s lawsuit regarding the Joint Light Tactical Vehicle (“JLTV”) production contract award to the Company; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 28, 2016 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $0.19 in the first quarter of fiscal 2016, a $0.24 per share decline in earnings compared to the first quarter of fiscal 2015 earnings per share of $0.43. Results for the first quarter of fiscal 2016 were largely in line with the Company’s expectations. The lower earnings generally resulted from an expected decline in access equipment segment results due to the impact of the slowdown in North American replacement demand for access equipment that began in fiscal 2015 and lower telehandler demand after strong demand in the prior year quarter in advance of new Tier 4 engine emissions standards requirements. The Company expects these market conditions in the access equipment segment to continue in the second quarter of fiscal 2016. The Company believes that its rental company customers remain optimistic about their businesses for fiscal 2016, but believes many may wait to confirm that the construction market in the United States gets off to a good start before fully committing to their desired equipment purchase plans for fiscal 2016. As a result of an expected more conservative rental company capital expenditure outlook for 2016 than the Company had previously anticipated, along with a more competitive market, in part due to continued strengthening of the U.S. dollar, the Company is lowering its fiscal 2016 outlook for the access equipment segment. Both the defense and fire & emergency segments reported improved results in the quarter compared to the prior year quarter. First quarter fiscal 2016 results benefited by $0.05 per share as a result of discrete tax items, most notably the reinstatement of the research and development tax credit late in calendar 2015. The current year quarter also benefited by $0.01 per share from a lower share count as a result of the Company's share repurchase activity over the past year. The Company utilized cash flows from operations as well as temporary borrowings under a revolving line of credit to repurchase 2.5 million shares of common stock in the first quarter of fiscal 2016. Fiscal 2015 first quarter earnings per share included a $0.02 after tax benefit related to a post-employment benefit (“OPEB”) curtailment gain.

In the defense segment, the Company shipped more than 200 Mine Resistant Ambush Protected - All Terrain Vehicles (“M-ATVs”) to the Middle East during the quarter, fulfilling a significant portion of the order the Company received in the fourth quarter of fiscal 2015. An international contract that the Company is expecting for more than 1,000 additional M-ATVs was not received in the first quarter. The Company received positive comments regarding the durability, survivability and overall performance in theater of M-ATVs previously sold to this customer and has been assured by the customer that the need for the M-ATVs is still there. However, the contract has not been signed and securing a contract is taking longer than the Company originally anticipated. The Company currently does not have enough information to estimate with confidence when the contract will be awarded. As a result, the Company has removed sales and earnings related to this potential contract from its fiscal 2016 revenues, income and earnings per share estimate range to reflect the assumption that it will not receive the contract in time to recognize any sales in fiscal 2016. If the Company receives the contract in the next several months and funding is available, the Company could sell some units in fiscal 2016, which would represent incremental sales and earnings to its estimate range.

Also in the defense segment, the Company was approved to begin work again on the JLTV program in the first quarter of fiscal 2016. The JLTV award was protested by one of the other bidders, and shortly before the GAO was expected to announce its decision on the protest in mid-December 2015, the protester changed its approach and filed suit against the government with the Court of Federal Claims protesting the contract award to the Company. While the Court has not yet ruled on the JLTV suit or the related request for a preliminary injunction to again stop work on the program, the Company remains confident that the court will not overturn the decision reached by the JLTV program office when it chose Oshkosh for this highly critical program.

In the fire & emergency segment, the fire apparatus market continued to improve, driven by ongoing recovery of municipal tax receipts and the need to replace aging fleets. Pierce’s order rate has also been fueled by successful product launches and a team, including its dealers, that focuses on the customer. Progress also continued on the operational front at this segment, which allowed it to produce units at a higher rate compared to the first quarter of fiscal 2015.

The Company continued to experience different market dynamics within the commercial segment in the first quarter of fiscal 2016. The North American refuse collection vehicle market continued its recovery, leading to another quarter of year-over-year sales growth. Share gains also contributed to the Company's growth in this product line. In contrast to the refuse collection vehicle market, the U.S. concrete mixer market continued its cautious, wait and see tone in the quarter. The Company believes that, with shorter lead times for new truck chassis compared to fiscal 2015, customers will likely wait to see how the 2016 construction season is developing before fully committing to their new equipment requirements.

Consolidated net sales decreased $101.3 million, or 7.5%, to $1.25 billion in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The sales decline was attributable to a 26% decline in access equipment segment sales and a small decline in commercial segment sales. Double digit percentage sales gains in the defense and fire & emergency segments partially offset the sales decline in the access equipment segment and the commercial segment.

Consolidated operating income decreased 53.8% to $30.3 million, or 2.4% of sales, in the first quarter of fiscal 2016 compared to $65.7 million, or 4.9% of sales, in the first quarter of fiscal 2015. Results for the first quarter of fiscal 2016 reflect the sales decline and impact of significantly lower production compared to the prior year in the access equipment segment. Improved results in the defense and fire & emergency segments partially offset the decline in the access equipment segment. In addition, cost management actions across the Company helped offset some of the impact of the lower access equipment segment results.

The Company's previous estimate of fiscal 2016 earnings per share of $3.00 to $3.40 included an expectation that the Company would secure a contract for a significant number of international M-ATVs in sufficient time to manufacture and deliver more than half of those units in fiscal 2016. The Company continues to believe that it will receive this contract, however this contract has not yet been received and the Company does not have enough information to estimate with confidence when the contract will be awarded. Uncertain timing of the international M-ATV contract, combined with the impact of the previously mentioned lower outlook for the access equipment segment, have caused the Company to revise its revenue, operating income and earnings per share estimate ranges to a range of $5.7 billion to $6.0 billion, $300 million to $340 million and $2.20 to $2.60, respectively, to reflect the changes in the defense segment and access equipment segment fiscal 2016 outlooks from fiscal 2016 revenue and earnings estimates.

Corporate expenses are now estimated to be approximately $130 million to $135 million. The Company has lowered its expected tax rate from 34% to 32%, generally reflecting the research and development tax credit reinstatement. The Company has also reduced its estimated average diluted shares outstanding from 75.0 million to 74.5 million.

The Company expects that earnings will be weighted to the second half of fiscal 2016. Similar to the first quarter of fiscal 2016, the Company expects earnings in the second quarter of fiscal 2016 to be meaningfully lower than the comparable prior year quarter as a result of lower access equipment segment sales, partially driven by continued lower telehandler demand in North America after the Tier 4 engine emissions standards changes in fiscal 2015 and continued lower year-over-year production in the access equipment segment.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2016	2015
Net sales:
Access equipment	$529.8	$716.7
Defense	318.0	269.3
Fire & emergency	207.5	167.0
Commercial	200.3	210.2
Intersegment eliminations	(3.6)	(9.9)
Consolidated	$1,252.0	$1,353.3

First Quarter Fiscal 2016 Compared to 2015

Consolidated net sales decreased $101.3 million, or 7.5%, to $1.25 billion in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Higher sales in the defense and fire & emergency segments were not sufficient to offset a decline in sales in the access equipment segment, and to a lesser extent, the commercial segment. The strengthening U. S. dollar negatively impacted fiscal 2016 first quarter sales by $14.7 million compared to the first quarter of fiscal 2015.

Access equipment segment net sales decreased $186.9 million, or 26.1%, to $529.8 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began last summer and lower shipments of telehandlers in North America. In the first quarter of fiscal 2015, the access equipment segment experienced a large increase in telehandler sales ahead of price increases related to Tier 4 engine emissions standards changes. A stronger U.S. dollar negatively impacted sales in the current quarter by $12.6 million, or 180 basis points, compared to the prior year quarter.

Defense segment net sales increased $48.7 million, or 18.1%, to $318.0 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The increase in sales was primarily due to the sale of international M-ATVs along with higher M-ATV reset sales to the DoD, offset in part by lower sales of legacy heavy and medium tactical wheeled vehicles to the DoD. Production of heavy tactical wheeled vehicles continued to ramp back up after the break in production that began in the second quarter of fiscal 2015.

Fire & emergency segment net sales increased $40.5 million, or 24.2%, to $207.5 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Sales in the first quarter of fiscal 2016 benefited from higher domestic fire apparatus deliveries as a result of increased production rates to meet higher demand and the delivery of a multi-unit international order. Improved operational efficiencies have allowed the fire & emergency segment to increase production rates.

Commercial segment net sales decreased $9.9 million, or 4.7%, to $200.3 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease in sales was primarily attributable to lower concrete mixer sales, offset in part by higher refuse collection vehicle unit volume.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2016	2015
Cost of sales:
Access equipment	$442.5	$567.7
Defense	274.6	241.0
Fire & emergency	180.8	149.0
Commercial	168.8	176.0
Intersegment eliminations and other	2.5	(10.1)
Consolidated	$1,069.2	$1,123.6

First Quarter Fiscal 2016 Compared to 2015

Consolidated cost of sales was $1.07 billion, or 85.4% of sales, in the first quarter of fiscal 2016 compared to $1.12 billion, or 83.0% of sales, in the first quarter of fiscal 2015. The 240 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was largely due to adverse production variances (200 basis points) associated with lower production in the access equipment segment, increased start-up costs related to future increased production levels in the defense segment and the impact of prior year favorable warranty adjustments.

Access equipment segment cost of sales was $442.5 million, or 83.5% of sales, in the first quarter of fiscal 2016 compared to $567.7 million, or 79.2% of sales, in the first quarter of fiscal 2015. The 430 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was largely due to adverse variances (290 basis points) associated with lower production.

Defense segment cost of sales was $274.6 million, or 86.3% of sales, in the first quarter of fiscal 2016 compared to $241.0 million, or 89.5% of sales, in the first quarter of fiscal 2015. The 320 basis point decrease in cost of sales as a percent of sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily attributable to favorable product mix (540 basis points), partially offset by adverse production variances (130 basis points) associated with lower production as this segment continued to ramp up FHTV production after a break in production that started in the second quarter of fiscal 2015 and the absence of an other postretirement curtailment benefit that occurred in the first quarter of fiscal 2015 (120 basis points).

Fire & emergency segment cost of sales was $180.8 million, or 87.1% of sales, in the first quarter of fiscal 2016 compared to $149.0 million, or 89.2% of sales, in the first quarter of fiscal 2015. The 210 basis point decrease in cost of sales as a percent of sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily attributable to favorable pricing (150 basis points) and favorable product mix (50 basis points).

Commercial segment cost of sales was $168.8 million, or 84.3% of sales, in the first quarter of fiscal 2016 compared to $176.0 million, or 83.7% of sales, in the first quarter of fiscal 2015. The 60 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was largely due to increased warranty costs.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as residual manufacturing plant start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2016	2015
Operating income (loss):
Access equipment	$20.4	$77.2
Defense	23.2	9.8
Fire & emergency	10.1	1.5
Commercial	8.9	12.4
Corporate	(32.3)	(35.3)
Intersegment eliminations	—	0.1
Consolidated	$30.3	$65.7

First Quarter Fiscal 2016 Compared to 2015

Consolidated operating income decreased 53.8% to $30.3 million, or 2.4% of sales, in the first quarter of fiscal 2016 compared to $65.7 million, or 4.9% of sales, in the first quarter of fiscal 2015. The decline in operating income was driven by the lower gross income associated with lower access equipment segment sales, offset in part by improved performance in the defense and fire & emergency segments.

Access equipment segment operating income decreased 73.5% to $20.4 million, or 3.9% of sales, in the first quarter of fiscal 2016 compared to $77.2 million, or 10.8% of sales, in the first quarter of fiscal 2015. The decrease in operating income was primarily the result of the lower gross income associated with lower sales volume (down $54 million) and adverse manufacturing absorption as the business significantly reduced production rates compared to the prior year quarter. Access equipment segment first quarter of fiscal 2016 results also included $1.2 million of restructuring costs related to workforce reductions.

Defense segment operating income increased 137.6% to $23.2 million or 7.3% of sales, in the first quarter of fiscal 2016 compared to operating income of $9.8 million, or 3.6% of sales, in the first quarter of fiscal 2015. Defense segment results for the first quarter of fiscal 2015 included a $3.4 million other postretirement curtailment benefit. The increase in operating income in the current year quarter compared to prior year quarter was largely due to favorable product mix and higher gross income associated with higher sales (up $5 million).

Fire & emergency segment operating income increased 556.8% to $10.1 million, or 4.9% of sales, in the first quarter of fiscal 2016 compared to $1.5 million, or 0.9% of sales, in the first quarter of fiscal 2015. Higher gross income on higher sales volume was the largest contributor to the increase in operating income.

Commercial segment operating income decreased 28.3% to $8.9 million, or 4.4% of sales, in the first quarter of fiscal 2016 compared to $12.4 million, or 5.9% of sales, in the first quarter of fiscal 2015. The decrease in operating income was primarily a result of gross income associated with lower sales volume (down $2 million) and unfavorable warranty experience (up $1 million).

Corporate operating expenses decreased $3.0 million to $32.3 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease in corporate operating expenses in the first quarter of fiscal 2016 was primarily due to lower incentive compensation (down $3 million), a favorable fringe benefit adjustment (down $3 million) and lower information technology expenses (down $3 million), partially offset by costs to support the start-up of a shared production facility (up $6 million).

Consolidated selling, general and administrative expenses decreased 7.5% to $139.3 million, or 11.1% of sales, in the first quarter of fiscal 2016 compared to $150.5 million, or 11.1% of sales, in the first quarter of fiscal 2015. The reduction in consolidated selling, general and administrative expenses in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was generally as a result of reductions in travel and outside services spending due to cost management actions.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2016 Compared to 2015

Interest expense net of interest income increased $0.5 million to $14.1 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The benefit of lower interest rates on the Company’s senior notes refinanced in the second quarter of fiscal 2015 was offset by increased borrowings to support increased working capital.

Other miscellaneous expense of $1.3 million in the first quarter of fiscal 2015 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $1.7 million in the first quarter of fiscal 2016, or 10.6% of pre-tax income, compared to $16.2 million, or 31.9%, of pre-tax income in the first quarter of fiscal 2015. Results for the first quarter of fiscal 2016 were favorably impacted by $3.7 million of discrete tax benefits, including $2.4 million related to the retroactive reinstatement of the U.S. research and development tax credit and $1.3 million related to a reduction in reserves for uncertain tax benefits, largely related to interest. Results for the first quarter of fiscal 2015 were favorably impacted by $1.0 million of net discrete tax benefits, including $2.2 million related to the retroactive reinstatement of the U.S. research and development tax credit, partially offset by a $1.2 million charge largely related to provision to return adjustments.

Equity in earnings of unconsolidated affiliates of $0.1 million in the first quarter of fiscal 2016 and fiscal 2015 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at December 31, 2015

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2015	2015
Cash and cash equivalents	$33.7	$42.9
Total debt	985.2	938.5
Shareholders’ equity	1,806.4	1,911.1
Total capitalization (debt plus equity)	2,791.6	2,849.6
Debt to total capitalization	35.3%	32.9%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At December 31, 2015, the Company had cash and cash equivalents of $33.7 million, a majority of which is located in the United States. The Company expects to meet its fiscal 2016 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $628.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of December 31, 2015. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

The Company's ratio of debt to total capitalization of 35.3% at December 31, 2015 remained within its targeted range. The Company's capital structure was impacted in the first quarter of 2016 by the Company's repurchase of 2,452,684 shares of its Common Stock at an aggregate cost of $100.1 million. As of December 31, 2015, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 50 days at September 30, 2015 to 51 days at December 31, 2015. Days sales outstanding for segments other than the defense segment decreased from 53 days at September 30, 2015 to 48 days at December 31, 2015. The decrease in consolidated days sales outstanding was primarily due to timing and a shift in the concentration of accounts receivable from segments that traditionally have longer collection cycles to segments with shorter collection cycles. Days sales outstanding in the defense segment increased from 38 days at September 30, 2015 to 62 days at December 31, 2015 as the Company has recently begun to experience a slowdown in payments from its international customers. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.3 times at September 30, 2015 to 3.3 times at December 31, 2015 as a result of the decline in sales during the first three months of fiscal 2016 on relatively consistent inventory levels. The Company has commitments to purchase materials and components based on the expectation of being awarded additional contracts. If the Company is not successful in securing these contracts, working capital required for inventory could grow in the future. The Company believes that it has sufficient liquidity to fund these inventory purchases in the event that the contracts are delayed.

Cash Flows

Operating Cash Flows

Operating activities generated $71.8 million of cash in the first three months of fiscal 2016 compared to a net use of cash of $52.3 million in the first three months of fiscal 2015. The increase in cash generated from operating activities was primarily due to lower inventory build in the access equipment segment.

Investing Cash Flows

Investing activities used cash of $18.2 million in the first three months of fiscal 2016 compared to $50.2 million in the first three months of fiscal 2015. Capital spending, excluding equipment held for rental, of $21.3 million in the first three months of fiscal 2016 reflected a decrease of $17.7 million compared to capital spending in the first three months of fiscal 2015 largely as a result of investments in the Company's vertical integration strategy in the first quarter of fiscal 2015. In fiscal 2016, the Company expects capital spending to be approximately $100 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $65.2 million in the first three months of fiscal 2016 compared to a net use of cash of $100.3 million in the first three months of fiscal 2015. In the first three months of fiscal 2016 and 2015, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $100.1 million and $88.1 million, respectively. A portion of the stock repurchases during the first quarter of fiscal 2016 was financed with net proceeds under the Revolving Credit Facility of $48.2 million.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $33.7 million, a majority of which is located in the United States, the Company had $628.5 million of unused availability under the Revolving Credit Facility as of December 31, 2015. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2015 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2015.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 21% of the Company’s net sales in the first three months of fiscal 2016. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2015 increased 30.5% to $3.13 billion compared to $2.40 billion at December 31, 2014. Backlog increased at all segments with the exception of the access equipment segment. Access equipment segment backlog decreased 8.7% to $724.5 million at December 31, 2015 compared to $793.3 million at December 31, 2014, due to the impact of the slowdown in North American demand for access equipment and large orders in the prior year in advance of the Tier 4 engine emissions changes. Defense segment backlog increased 85.0% to $1.24 billion at December 31, 2015 compared to $669.8 million at December 31, 2014 due to new contract awards. Fire & emergency segment backlog increased 28.4% to $898.4 million at December 31, 2015 compared to $699.9 million at December 31, 2014 due largely to increased orders for domestic fire apparatus as a result of market growth and share gains. Commercial segment backlog increased 13.5% to $269.8 million at December 31, 2015 compared to $237.7 million at December 31, 2014 on a stronger refuse collection vehicle backlog. Unit backlog for concrete mixers was down 0.7% at December 31, 2015 compared to December 31, 2014. Unit backlog for refuse collection vehicles was up 58.0% at December 31, 2015 compared to December 31, 2014.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 22% of the Company’s December 31, 2015 backlog is not expected to be filled in fiscal 2016. The Company's 2016 backlog includes $110.6 million in orders under the recently awarded JLTV contract.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2015, have not materially changed since that report was filed.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Canada, France, Australia, United Kingdom, Mexico, Romania and China and sales and limited vehicle body mounting activities on six continents. In addition, the Company manufactures products through an investment in a joint venture in Mexico. International sales comprised approximately 28% of overall net sales for the first three months of fiscal 2016, of which approximately 77% involved exports from the U.S. The majority of export sales in fiscal 2016 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and Canadian dollar and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At December 31, 2015, the Company was managing $119.0 million (notional) of foreign currency contracts, including $108.8 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts that are not designated as hedge transactions as of December 31, 2015 will settle within 45 days.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2015 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2015, which have not materially changed.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	369,790	$35.53	369,790	9,595,468
November 1 - November 30	2,027,501	41.74	2,027,501	7,567,967
December 1 - December 31	55,393	41.94	55,393	7,512,574
Total	2,452,684		2,452,684	7,512,574

(1)
On August, 31 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of December 31, 2015, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2015. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 28, 2016	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

January 28, 2016	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 28, 2016	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.