Form 10-Q
period 2016-03-31
OSHKOSH CORP
filed 2016-04-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of April 21, 2016, 73,366,717 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$1,524.3	$1,554.2	$2,776.3	$2,907.5
Cost of sales	1,265.0	1,278.4	2,334.2	2,402.0
Gross income	259.3	275.8	442.1	505.5

Operating expenses:
Selling, general and administrative	154.7	152.8	294.0	303.3
Amortization of purchased intangibles	13.2	13.3	26.4	26.8
Total operating expenses	167.9	166.1	320.4	330.1
Operating income	91.4	109.7	121.7	175.4

Other income (expense):
Interest expense	(15.6)	(28.8)	(30.2)	(43.2)
Interest income	0.5	0.6	1.0	1.4
Miscellaneous, net	(1.0)	1.3	(1.0)	—
Income before income taxes and equity in earnings of unconsolidated affiliates	75.3	82.8	91.5	133.6
Provision for income taxes	20.3	29.5	22.0	45.7
Income before equity in earnings of unconsolidated affiliates	55.0	53.3	69.5	87.9
Equity in earnings of unconsolidated affiliates	1.1	1.3	1.2	1.4
Net income	$56.1	$54.6	$70.7	$89.3

Earnings per share attributable to common shareholders:
Basic	$0.77	$0.70	$0.96	$1.14
Diluted	0.76	0.69	0.95	1.12

Cash dividends declared per share on Common Stock	$0.19	$0.17	$0.38	$0.34

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$56.1	$54.6	$70.7	$89.3
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.4	0.5	0.9	0.3
Currency translation adjustments	18.9	(53.1)	7.7	(76.0)
Change in fair value of derivative instruments	(0.2)	—	—	—
Total other comprehensive income (loss), net of tax	19.1	(52.6)	8.6	(75.7)
Comprehensive income	$75.2	$2.0	$79.3	$13.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38.4	$42.9
Receivables, net	1,046.0	964.6
Inventories, net	1,373.4	1,301.7
Deferred income taxes, net	54.5	52.2
Prepaid income taxes	23.9	22.8
Other current assets	54.0	45.1
Total current assets	2,590.2	2,429.3
Investment in unconsolidated affiliates	16.8	16.2
Property, plant and equipment, net	478.3	475.8
Goodwill	1,006.0	1,001.1
Purchased intangible assets, net	580.2	606.7
Other long-term assets	79.7	83.9
Total assets	$4,751.2	$4,613.0

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$155.7	$83.5
Accounts payable	597.7	552.8
Customer advances	525.9	440.2
Payroll-related obligations	123.6	116.6
Other current liabilities	241.6	265.0
Total current liabilities	1,644.5	1,458.1
Long-term debt, less current maturities	845.0	855.0
Deferred income taxes, net	88.6	91.7
Other long-term liabilities	298.7	297.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	779.5	771.5
Retained earnings	2,059.2	2,016.5
Accumulated other comprehensive loss	(135.8)	(144.4)
Common Stock in treasury, at cost (18,951,082 and 16,647,031 shares, respectively)	(829.4)	(733.4)
Total shareholders’ equity	1,874.4	1,911.1
Total liabilities and shareholders' equity	$4,751.2	$4,613.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	89.3	—	—	89.3
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.3	—	0.3
Currency translation adjustments, net	—	—	—	(76.0)	—	(76.0)
Cash dividends ($0.34 per share)	—	—	(26.7)	—	—	(26.7)
Repurchases of Common Stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	(0.3)	—	—	3.7	3.4
Stock-based compensation expense	—	11.4	—	—	—	11.4
Excess tax benefit from stock-based compensation	—	4.0	—	—	—	4.0
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.8)	(4.8)
Other	—	(0.4)	—	—	0.6	0.2
Balance at March 31, 2015	$0.9	$765.3	$1,902.7	$(144.9)	$(626.0)	$1,898.0

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	70.7	—	—	70.7
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	0.9	—	0.9
Currency translation adjustments, net	—	—	—	7.7	—	7.7
Cash dividends ($0.38 per share)	—	—	(28.0)	—	—	(28.0)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	(0.3)	—	—	2.2	1.9
Stock-based compensation expense	—	11.4	—	—	—	11.4
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.5)	(1.5)
Other	—	(0.5)	—	—	0.8	0.3
Balance at March 31, 2016	$0.9	$779.5	$2,059.2	$(135.8)	$(829.4)	$1,874.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Six Months Ended March 31,
	2016	2015
Operating activities:
Net income	$70.7	$89.3
Depreciation and amortization	63.7	64.0
Stock-based compensation expense	11.4	11.4
Deferred income taxes	(7.0)	(4.7)
Foreign currency transaction losses	0.3	10.7
Gain on sale of assets	(6.3)	(5.0)
Other non-cash adjustments	(0.2)	12.8
Changes in operating assets and liabilities	(38.1)	(249.2)
Net cash provided (used) by operating activities	94.5	(70.7)

Investing activities:
Additions to property, plant and equipment	(40.3)	(69.8)
Additions to equipment held for rental	(22.7)	(15.5)
Proceeds from sale of equipment held for rental	26.1	13.4
Other investing activities	(1.0)	(1.5)
Net cash used by investing activities	(37.9)	(73.4)

Financing activities:
Net increase (decrease) in short-term debt	(21.3)	13.7
Proceeds from issuance of debt (original maturities greater than three months)	273.5	315.0
Repayment of debt (original maturities greater than three months)	(190.0)	(325.0)
Repurchases of Common Stock	(100.1)	(88.1)
Dividends paid	(28.0)	(26.7)
Debt issuance costs	—	(15.4)
Proceeds from exercise of stock options	1.9	3.4
Excess tax benefit from stock-based compensation	0.9	4.1
Net cash used by financing activities	(63.1)	(119.0)

Effect of exchange rate changes on cash	2.0	2.7
Decrease in cash and cash equivalents	(4.5)	(260.4)
Cash and cash equivalents at beginning of period	42.9	313.8
Cash and cash equivalents at end of period	$38.4	$53.4

Supplemental disclosures:
Cash paid for interest	$26.6	$27.0
Cash paid for income taxes	37.3	23.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2015. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2015 financial statements to conform to the fiscal 2016 presentation.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, becomes effective for fiscal years and interim periods beginning after December 15, 2017, with adoption permitted one year earlier. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt liability in the balance sheet, thereby increasing the effective rate of interest, as opposed to a deferred cost. The Company will be required to adopt ASU 2015-03 as of October 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within the scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will be required to adopt ASU 2015-11 as of October 1, 2017. The Company is currently evaluating the impact of ASU 2015-11 on the Company’s financial statements.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is expected to increase transparency and comparability among organizations. The standard requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statements of comprehensive income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is evaluating the impact of ASU 2016-02 on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that cash flows resulting from share-based payments be reported as operating activities within the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing the expense of share-based compensation. The Company will be required to adopt ASU 2016-09 as of October 1, 2017. The Company is evaluating the impact of ASU 2016-09 on the Company's financial statements.

3.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2016	2015
U.S. government:
Amounts billed	$38.6	$63.1
Costs and profits not billed	34.0	66.8
	72.6	129.9
Other trade receivables	941.8	782.3
Finance receivables	6.5	7.4
Notes receivable	33.0	29.6
Other receivables	35.4	57.7
	1,089.3	1,006.9
Less allowance for doubtful accounts	(21.9)	(20.3)
	$1,067.4	$986.6

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2016	2015
Current receivables	$1,046.0	$964.6
Long-term receivables (included in Other long-term assets)	21.4	22.0
	$1,067.4	$986.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	1.1	1.1	22.2	22.9
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.5	6.2	—	—
Allowance for doubtful accounts	—	(0.1)	—	—
Receivables subject to specific reserves	5.0	1.2	33.0	29.6
Allowance for doubtful accounts	(0.4)	—	(13.2)	(12.7)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2016, approximately 71% of the notes receivable balance outstanding was due from three parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2016, restructured finance and notes receivables were $0.4 million and $14.7 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2016 and 2015, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.1	$12.6	$6.1	$18.8	$—	$13.1	$8.1	$21.2
Provision for doubtful accounts, net of recoveries	0.3	0.1	2.3	2.7	—	0.1	1.4	1.5
Charge-off of accounts	—	—	(0.1)	(0.1)	—	—	(0.3)	(0.3)
Foreign currency translation	—	0.5	—	0.5	—	(1.1)	(0.1)	(1.2)
Allowance for doubtful accounts at end of period	$0.4	$13.2	$8.3	$21.9	$—	$12.1	$9.1	$21.2

	Six Months Ended March 31, 2016				Six Months Ended March 31, 2015
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.1	$12.7	$7.5	$20.3	$—	$13.6	$8.2	$21.8
Provision for doubtful accounts, net of recoveries	0.3	0.3	1.2	1.8	—	0.1	1.2	1.3
Charge-off of accounts	—	—	(0.4)	(0.4)	—	—	(0.2)	(0.2)
Foreign currency translation	—	0.2	—	0.2	—	(1.6)	(0.1)	(1.7)
Allowance for doubtful accounts at end of period	$0.4	$13.2	$8.3	$21.9	$—	$12.1	$9.1	$21.2

4.    Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2016	2015
Raw materials	$576.5	$532.1
Partially finished products	360.1	266.3
Finished products	539.4	594.4
Inventories at FIFO cost	1,476.0	1,392.8
Less: Progress/performance-based payments on U.S. government contracts	(23.2)	(12.9)
Excess of FIFO cost over LIFO cost	(79.4)	(78.2)
	$1,373.4	$1,301.7

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	March 31,	September 30,
	2016	2015
Mezcladoras (Mexico)	$11.6	$10.6
RiRent (The Netherlands)	5.2	5.8
Other investments in unconsolidated affiliates	—	(0.2)
	$16.8	$16.2

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. (“Mezcladoras”). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $2.0 million and $6.3 million during the six months ended March 31, 2016 and 2015, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. The Company recognized service fees of $0.6 million for each of the six months ended March 31, 2016 and 2015.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received dividends of €0.9 million ($1.0 million) and €2.3 million ($2.8 million) from RiRent during the six months ended March 31, 2016 and 2015, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2016	2015
Land and land improvements	$57.6	$57.5
Buildings	279.1	274.8
Machinery and equipment	713.0	681.1
Equipment on operating lease to others	41.6	42.2
Construction in progress	30.5	38.1
	1,121.8	1,093.7
Less accumulated depreciation	(643.5)	(617.9)
	$478.3	$475.8

Depreciation expense was $18.7 million and $16.2 million for the three months ended March 31, 2016 and 2015, respectively. Depreciation expense was $35.8 million and $32.3 million for the six months ended March 31, 2016 and 2015, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2016 and September 30, 2015 was $33.8 million and $33.9 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2016 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2015	$874.2	$106.1	$20.8	$1,001.1
Foreign currency translation	4.8	—	0.1	4.9
Net goodwill at March 31, 2016	$879.0	$106.1	$20.9	$1,006.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2016			September 30, 2015
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,811.1	$(932.1)	$879.0	$1,806.3	$(932.1)	$874.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.7	(175.9)	20.8
	$2,116.0	$(1,110.0)	$1,006.0	$2,111.1	$(1,110.0)	$1,001.1

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(27.3)	$28.1
Non-compete	10.5	56.4	(56.4)	—
Technology-related	11.9	104.8	(87.5)	17.3
Customer relationships	12.8	552.0	(407.0)	145.0
Other	16.4	16.5	(14.5)	2.0
	14.5	785.1	(592.7)	192.4
Non-amortizable trade names		387.8	—	387.8
		$1,172.9	$(592.7)	$580.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2016 and the five years succeeding September 30, 2016 are as follows: 2016 (remaining six months) - $26.2 million; 2017 - $45.8 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million and 2021 - $5.3 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31,	September 30,
	2016	2015
Senior Secured Term Loan	$365.0	$375.0
5.375% Senior Notes due March 2022	250.0	250.0
5.375% Senior Notes due March 2025	250.0	250.0
	865.0	875.0
Less current maturities	(20.0)	(20.0)
	$845.0	$855.0

Revolving Credit Facility	$132.2	$63.5
Other short-term borrowings	3.5	—
Current maturities of long-term debt	20.0	20.0
	$155.7	$83.5

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At March 31, 2016, borrowings under the Revolving Credit Facility of $132.2 million and outstanding letters of credit of $113.0 million reduced available capacity under the Revolving Credit Facility to $604.8 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2016, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under both the Revolving Credit Facility and Term Loan at March 31, 2016 was 1.94%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2016.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of both notes were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

In October 2015, the Company entered into a 63.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 22.8 million Chinese renminbi ($3.5 million) outstanding on the uncommitted line of credit at March 31, 2016. The uncommitted line of credit carries a variable interest rate that is set by the lender, which was 4.35% at March 31, 2016.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2016, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $254 million and $250 million, respectively, and the fair value of the Term Loan approximated book value. At September 30, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $252 million and $249 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a range of extended warranty options across its product lines. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $29.5 million and $25.3 million at March 31, 2016 and 2015, respectively, and are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” or “Other long-term liabilities”.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Six Months Ended March 31,
	2016	2015
Balance at beginning of period	$92.1	$101.9
Warranty provisions	19.8	19.8
Settlements made	(27.1)	(25.2)
Changes in liability for pre-existing warranties, net	1.4	(3.5)
Premiums received	7.4	5.8
Amortization of premiums received	(5.4)	(4.5)
Foreign currency translation	0.2	(2.5)
Balance at end of period	$88.4	$91.8

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

10.    Guarantee Arrangements

The Company is party to multiple agreements whereby at March 31, 2016 it guaranteed an aggregate of $574.7 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2016 was $121.3 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$5.8	$4.8	$5.6	$4.6
Provision for new credit guarantees	1.5	0.9	2.3	1.5
Changes for pre-existing guarantees, net	0.3	(0.5)	0.6	(0.4)
Amortization of previous guarantees	(0.6)	(0.9)	(1.5)	(1.3)
Foreign currency translation	—	—	—	(0.1)
Balance at end of period	$7.0	$4.3	$7.0	$4.3

11.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares from the balance remaining from prior authorizations. Between August 31, 2015 and March 31, 2016, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of March 31, 2016. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. At March 31, 2016, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $5.9 million. Net gains or losses related to hedge ineffectiveness were insignificant for the six month periods ended March 31, 2016 and 2015. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At March 31, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $92.2 million in notional amounts, including $61.0 million in contracts to sell Australian dollars, $10.3 million in contracts to sell euro, $8.0 million in contracts to buy U.K. pound sterling, $6.5 million in contracts to buy euro and sell Canadian dollars and $5.0 million in contracts to buy Swedish krona and sell euro, with the remaining contracts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create economic hedges to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At March 31, 2016, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $19.9 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	March 31, 2016		September 30, 2015
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.2	$0.1	$0.4	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	2.4	0.3	0.4
Interest rate contracts	—	0.7	—	0.7
	$0.4	$3.2	$0.7	$1.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31,		Six Months Ended March 31,
		2016	2015	2016	2015
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$(0.1)	$—	$(0.1)	$—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	(4.5)	5.4	(5.8)	8.8
Interest rate contracts	Miscellaneous, net	(0.1)	—	(0.2)	—
		$(4.7)	$5.4	$(6.1)	$8.8

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2016.

As of March 31, 2016 and September 30, 2015 the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
SERP plan assets (a)	$22.3	$—	$—	$22.3
Foreign currency exchange derivatives (b)	—	0.4	—	0.4

Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5
Interest rate contracts (c)	—	0.7	—	0.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.7	—	0.7

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.7	—	0.7
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

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. On January 31, 2012, the Company's shareholders approved an amendment and restatement of the 2009 Stock Plan. At March 31, 2016, the Company had reserved 6,373,467 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2016 was $6.5 million ($4.1 million net of tax) and $12.5 million ($7.9 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2015 was $6.8 million ($4.3 million net of tax) and $13.3 million ($8.4 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$2.8	$3.0	$5.7	$6.0
Interest cost	4.5	4.5	9.1	9.0
Expected return on plan assets	(4.5)	(4.5)	(9.0)	(9.1)
Amortization of prior service cost	0.5	0.4	0.9	0.8
Amortization of net actuarial loss	0.6	0.6	1.2	1.3
	$3.9	$4.0	$7.9	$8.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost (income)
Service cost	$0.4	$0.5	$0.7	$0.9
Interest cost	0.4	0.4	0.8	0.8
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.5)
Curtailment	—	—	—	(3.4)
Amortization of net actuarial loss (gain)	(0.1)	0.1	(0.1)	0.1
	$0.4	$0.7	$0.9	$(2.1)

The Company made contributions to fund benefit payments under its other post-employment benefit plans of $1.0 million for each of the six months ended March 31, 2016 and 2015. The Company estimates that it will make additional contributions of approximately $1.0 million under these other post-employment benefit plans prior to the end of fiscal 2016.

The Company's pension plan investment strategy is based on an expectation that, over time, equity securities will provide higher returns than debt securities. The plans primarily minimize the risk of larger losses under this strategy through diversification of investments by asset class, by investing in different styles of investment management within the classes and by using a number of different investment managers. Beginning in fiscal 2016, the Company began to implement a liability driven investment strategy for those pension plans with frozen benefits. The objective of this strategy is to more closely align the pension plan assets with the pension plan liabilities in terms of how both respond to changes in interest rates. Plan assets will be allocated to two investment categories, including a category containing high quality fixed income securities and another category comprised of traditional securities and alternative asset classes. Assets are managed externally according to guidelines approved by the Company. Over time, the Company intends to reduce assets allocated to the return seeking category and correspondingly increase assets allocated to the high quality fixed income category to align more closely with the pension plan obligations.

16.    Income Taxes

The Company recorded income tax expense of $20.3 million for the three months ended March 31, 2016, or 27.0% of pre-tax income, compared to $29.5 million, or 35.7% of pre-tax income for the three months ended March 31, 2015. Results for the three months ended March 31, 2016 were favorably impacted by $4.4 million of discrete tax benefits, including $3.5 million related to provision to return adjustments and $0.8 million related to reduction in reserves for uncertain tax benefits resulting from statutes of limitations lapses. Results for the three months ended March 31, 2015 were favorably impacted by $0.4 million of net discrete tax benefits related to reduction in reserves for uncertain tax benefits resulting from statutes of limitations lapses.

The Company recorded income tax expense of $22.0 million for the six months ended March 31, 2016, or 24.1% of pre-tax income, compared to $45.7 million, or 34.2% of pre-tax income for the six months ended March 31, 2015. Tax expense included net discrete tax benefits of $8.0 million and $1.1 million for the six months ended March 31, 2016 and 2015, respectively. Discrete tax benefits recorded in the six months ended March 31, 2016 included a $2.4 million benefit related to the reinstatement of the U.S. research and development tax credit in December 2015, a $3.5 million benefit related to provision to return adjustments, and a $2.0 million benefit related to reduction in reserves for uncertain tax benefits relating to interest adjustments and statutes of limitations lapses. Discrete tax benefits recorded in the six months ended March 31, 2015 included a $2.2 million benefit related to the reinstatement of the U.S. research and development tax credit in December 2014, a $0.4 million benefit related to reduction in reserves for uncertain tax benefits resulting from statutes of limitations lapses, and a $1.4 million charge related to provision to return adjustments.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $27.3 million and $27.0 million as of March 31, 2016 and September 30, 2015, respectively. As of March 31, 2016, net unrecognized tax benefits, excluding interest and penalties, of $18.0 million would affect the Company’s net income if recognized.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2016 and 2015, the Company recognized benefits of $1.4 million and charges of $1.5 million, respectively, related to interest and penalties. At March 31, 2016, the Company had accruals for the payment of interest and penalties of $9.6 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.9 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.9)	$(109.3)	$0.3	$(154.9)
Other comprehensive income (loss) before reclassifications	—	18.9	(0.2)	18.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	—	0.4
Net current period other comprehensive income (loss)	0.4	18.9	(0.2)	19.1
Balance at end of period	$(45.5)	$(90.4)	$0.1	$(135.8)

	Three Months Ended March 31, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.4)	$(47.9)	$—	$(92.3)
Other comprehensive income (loss) before reclassifications	—	(53.1)	—	(53.1)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	(53.1)	—	(52.6)
Balance at end of period	$(43.9)	$(101.0)	$—	$(144.9)

	Six Months Ended March 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	7.7	—	7.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	—	—	0.9
Net current period other comprehensive income (loss)	0.9	7.7	—	8.6
Balance at end of period	$(45.5)	$(90.4)	$0.1	$(135.8)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.2)	$(25.0)	$—	$(69.2)
Other comprehensive income (loss) before reclassifications	—	(76.0)	—	(76.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	—	—	0.3
Net current period other comprehensive income (loss)	0.3	(76.0)	—	(75.7)
Balance at end of period	$(43.9)	$(101.0)	$—	$(144.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.1)	$(0.4)	$(0.3)
Actuarial losses	(0.5)	(0.7)	(1.1)	(1.4)
Curtailment	—	—	—	1.2
	(0.7)	(0.8)	(1.5)	(0.5)
Tax benefit	0.3	0.3	0.6	0.2
	$(0.4)	$(0.5)	$(0.9)	$(0.3)

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$56.1	$54.6	$70.7	$89.3
Earnings allocated to participating securities	—	(0.1)	—	(0.2)
Earnings available to common shareholders	$56.1	$54.5	$70.7	$89.1

Basic Earnings Per Share:
Weighted-average common shares outstanding	73,118,295	78,007,479	73,593,439	78,433,035

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	73,118,295	78,007,479	73,593,439	78,433,035
Dilutive stock options and other equity-based compensation awards	743,045	1,102,424	766,421	1,103,796
Participating restricted stock	—	(115,163)	—	(112,237)
Diluted weighted-average common shares outstanding	73,861,340	78,994,740	74,359,860	79,424,594

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options	1,656,741	1,144,416	1,676,943	1,156,103

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2016 and September 30, 2015, the estimated net liabilities for product and general liability claims totaled $38.3 million and $40.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $556.6 million and $469.9 million at March 31, 2016 and September 30, 2015, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $113.0 million and $62.6 million at March 31, 2016 and September 30, 2015, respectively.

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

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments, including start-up costs related to a shared manufacturing facility in Mexico, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$375.1	$—	$375.1	$432.5	$—	$432.5
Telehandlers	214.7	—	214.7	379.7	—	379.7
Other	164.5	—	164.5	169.6	—	169.6
Total access equipment	754.3	—	754.3	981.8	—	981.8

Defense	296.8	0.2	297.0	157.6	1.1	158.7

Fire & emergency	237.2	3.2	240.4	194.6	8.3	202.9

Commercial
Concrete placement	111.3	—	111.3	111.0	—	111.0
Refuse collection	99.5	—	99.5	76.7	—	76.7
Other	25.2	0.7	25.9	32.5	0.7	33.2
Total commercial	236.0	0.7	236.7	220.2	0.7	220.9
Intersegment eliminations	—	(4.1)	(4.1)	—	(10.1)	(10.1)
	$1,524.3	$—	$1,524.3	$1,554.2	$—	$1,554.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31,
	2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$617.1	$—	$617.1	$709.8	$—	$709.8
Telehandlers	326.5	—	326.5	670.1	—	670.1
Other	340.5	—	340.5	318.6	—	318.6
Total access equipment	1,284.1	—	1,284.1	1,698.5	—	1,698.5

Defense	613.7	1.3	615.0	426.8	1.2	428.0

Fire & emergency	442.6	5.3	447.9	354.1	15.8	369.9

Commercial
Concrete placement	183.6	—	183.6	197.1	—	197.1
Refuse collection	198.5	—	198.5	166.3	—	166.3
Other	53.8	1.1	54.9	64.7	3.0	67.7
Total commercial	435.9	1.1	437.0	428.1	3.0	431.1
Intersegment eliminations	—	(7.7)	(7.7)	—	(20.0)	(20.0)
	$2,776.3	$—	$2,776.3	$2,907.5	$—	$2,907.5

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Operating income (loss):
Access equipment	$75.7	$136.9	$96.1	$214.1
Defense	27.8	(12.0)	51.0	(2.2)
Fire & emergency	14.9	9.0	25.0	10.5
Commercial	17.2	8.6	26.1	21.0
Corporate	(44.2)	(32.8)	(76.5)	(68.1)
Intersegment eliminations	—	—	—	0.1
	91.4	109.7	121.7	175.4
Interest expense, net of interest income	(15.1)	(28.2)	(29.2)	(41.8)
Miscellaneous other income (expense)	(1.0)	1.3	(1.0)	—
Income before income taxes and equity in earnings of unconsolidated affiliates	$75.3	$82.8	$91.5	$133.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	September 30,
	2016	2015
Identifiable assets:
Access equipment:
U.S.	$2,168.1	$2,178.7
Europe (a)	546.1	531.4
Rest of the World	214.4	201.5
Total access equipment	2,928.6	2,911.6
Defense:
U.S.	571.5	424.5
Rest of the World	1.8	5.1
Total defense	573.3	429.6
Fire & emergency - U.S.	532.1	530.7
Commercial:
U.S.	404.8	395.1
Rest of the World (a)	40.9	41.1
Total commercial	445.7	436.2
Corporate:
U.S. (b)	206.7	218.6
Rest of the World (c)	64.8	86.3
Total corporate	271.5	304.9
	$4,751.2	$4,613.0
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash, short-term investments and capitalized costs related to a shared enterprise resource planning system.

(c)	Includes cash and a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2016	2015
Net sales:
United States	$2,070.4	$2,321.0
Other North America	116.3	143.5
Europe, Africa and Middle East	388.1	229.6
Rest of the World	201.5	213.4
	$2,776.3	$2,907.5

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,284.0	$269.4	$(29.1)	$1,524.3
Cost of sales	0.4	1,071.0	222.8	(29.2)	1,265.0
Gross income	(0.4)	213.0	46.6	0.1	259.3
Selling, general and administrative expenses	35.0	96.9	22.8	—	154.7
Amortization of purchased intangibles	—	9.7	3.5	—	13.2
Operating income (loss)	(35.4)	106.4	20.3	0.1	91.4
Interest expense	(70.4)	(16.2)	(0.4)	71.4	(15.6)
Interest income	0.4	23.1	48.4	(71.4)	0.5
Miscellaneous, net	13.6	(50.5)	35.9	—	(1.0)
Income (loss) before income taxes	(91.8)	62.8	104.2	0.1	75.3
Provision for (benefit from) income taxes	(34.1)	18.8	35.6	—	20.3
Income (loss) before equity in earnings of affiliates	(57.7)	44.0	68.6	0.1	55.0
Equity in earnings of consolidated subsidiaries	113.8	36.0	19.6	(169.4)	—
Equity in earnings of unconsolidated affiliates	—	—	1.1	—	1.1
Net income	56.1	80.0	89.3	(169.3)	56.1
Other comprehensive income (loss), net of tax	19.1	0.7	18.0	(18.7)	19.1
Comprehensive income	$75.2	$80.7	$107.3	$(188.0)	$75.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,298.5	$277.9	$(22.2)	$1,554.2
Cost of sales	0.3	1,087.7	212.3	(21.9)	1,278.4
Gross income	(0.3)	210.8	65.6	(0.3)	275.8
Selling, general and administrative expenses	28.1	99.3	25.4	—	152.8
Amortization of purchased intangibles	—	9.9	3.4	—	13.3
Operating income (loss)	(28.4)	101.6	36.8	(0.3)	109.7
Interest expense	(74.6)	(13.1)	(0.4)	59.3	(28.8)
Interest income	0.4	16.0	43.5	(59.3)	0.6
Miscellaneous, net	10.0	(5.7)	(3.0)	—	1.3
Income (loss) before income taxes	(92.6)	98.8	76.9	(0.3)	82.8
Provision for (benefit from) income taxes	(29.0)	32.0	26.6	(0.1)	29.5
Income (loss) before equity in earnings of affiliates	(63.6)	66.8	50.3	(0.2)	53.3
Equity in earnings of consolidated subsidiaries	118.2	17.7	72.1	(208.0)	—
Equity in earnings of unconsolidated affiliates	—	—	1.3	—	1.3
Net income	54.6	84.5	123.7	(208.2)	54.6
Other comprehensive income (loss), net of tax	(52.6)	(1.5)	(42.1)	43.6	(52.6)
Comprehensive income	$2.0	$83.0	$81.6	$(164.6)	$2.0

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,340.8	$489.8	$(54.3)	$2,776.3
Cost of sales	0.7	1,970.0	417.9	(54.4)	2,334.2
Gross income	(0.7)	370.8	71.9	0.1	442.1
Selling, general and administrative expenses	58.6	186.2	49.2	—	294.0
Amortization of purchased intangibles	—	19.5	6.9	—	26.4
Operating income (loss)	(59.3)	165.1	15.8	0.1	121.7
Interest expense	(130.0)	(30.9)	(1.1)	131.8	(30.2)
Interest income	0.9	39.3	92.6	(131.8)	1.0
Miscellaneous, net	28.5	(91.9)	62.4	—	(1.0)
Income (loss) before income taxes	(159.9)	81.6	169.7	0.1	91.5
Provision for (benefit from) income taxes	(39.9)	20.4	41.5	—	22.0
Income (loss) before equity in earnings of affiliates	(120.0)	61.2	128.2	0.1	69.5
Equity in earnings of consolidated subsidiaries	191.0	54.1	13.2	(258.3)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	1.5	—	1.2
Net income	70.7	115.3	142.9	(258.2)	70.7
Other comprehensive income (loss), net of tax	8.6	(2.2)	9.9	(7.7)	8.6
Comprehensive income	$79.3	$113.1	$152.8	$(265.9)	$79.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,456.9	$492.7	$(42.1)	$2,907.5
Cost of sales	0.3	2,054.5	389.3	(42.1)	2,402.0
Gross income	(0.3)	402.4	103.4	—	505.5
Selling, general and administrative expenses	59.9	191.4	52.0	—	303.3
Amortization of purchased intangibles	—	19.7	7.1	—	26.8
Operating income (loss)	(60.2)	191.3	44.3	—	175.4
Interest expense	(132.4)	(25.9)	(0.9)	116.0	(43.2)
Interest income	0.9	31.3	85.2	(116.0)	1.4
Miscellaneous, net	18.2	(69.0)	50.8	—	—
Income (loss) before income taxes	(173.5)	127.7	179.4	—	133.6
Provision for (benefit from) income taxes	(57.6)	44.0	59.3	—	45.7
Income (loss) before equity in earnings of affiliates	(115.9)	83.7	120.1	—	87.9
Equity in earnings of consolidated subsidiaries	205.2	53.5	84.6	(343.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.4	—	1.4
Net income	89.3	137.2	206.1	(343.3)	89.3
Other comprehensive income (loss), net of tax	(75.7)	(4.2)	(71.9)	76.1	(75.7)
Comprehensive income	$13.6	$133.0	$134.2	$(267.2)	$13.6

Condensed Consolidating Balance Sheet
As of March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$5.8	$4.8	$27.8	$—	$38.4
Receivables, net	22.3	819.3	245.9	(41.5)	1,046.0
Inventories, net	—	958.0	415.4	—	1,373.4
Other current assets	22.5	83.5	26.4	—	132.4
Total current assets	50.6	1,865.6	715.5	(41.5)	2,590.2
Investment in and advances to consolidated subsidiaries	5,922.5	1,206.2	(183.1)	(6,945.6)	—
Intercompany receivables	47.9	1,051.8	4,442.1	(5,541.8)	—
Intangible assets, net	—	966.6	619.6	—	1,586.2
Other long-term assets	120.8	219.3	234.7	—	574.8
Total assets	$6,141.8	$5,309.5	$5,828.8	$(12,528.9)	$4,751.2

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12.4	$485.2	$141.4	$(41.3)	$597.7
Customer advances	—	520.9	5.0	—	525.9
Other current liabilities	215.0	211.2	94.9	(0.2)	520.9
Total current liabilities	227.4	1,217.3	241.3	(41.5)	1,644.5
Long-term debt, less current maturities	845.0	—	—	—	845.0
Intercompany payables	3,134.4	2,359.5	47.9	(5,541.8)	—
Other long-term liabilities	60.6	188.7	138.0	—	387.3
Shareholders' equity	1,874.4	1,544.0	5,401.6	(6,945.6)	1,874.4
Total liabilities and shareholders' equity	$6,141.8	$5,309.5	$5,828.8	$(12,528.9)	$4,751.2

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(125.8)	$99.3	$121.0	$—	$94.5

Investing activities:
Additions to property, plant and equipment	(12.7)	(12.3)	(15.3)	—	(40.3)
Additions to equipment held for rental	—	—	(22.7)	—	(22.7)
Proceeds from sale of equipment held for rental	—	0.6	25.5	—	26.1
Intercompany investing	(0.7)	(76.4)	(108.4)	185.5	—
Other investing activities	(1.0)	—	—	—	(1.0)
Net cash provided (used) by investing activities	(14.4)	(88.1)	(120.9)	185.5	(37.9)

Financing activities:
Net decrease in short-term debt	(21.3)	—	—	—	(21.3)
Proceeds from issuance of debt (original maturities greater than three months)	270.0	—	3.5	—	273.5
Repayment of debt (original maturities greater than three months)	(190.0)	—	—	—	(190.0)
Repurchases of Common Stock	(100.1)	—	—	—	(100.1)
Dividends paid	(28.0)	—	—	—	(28.0)
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Excess tax benefit from stock-based compensation	0.9	—	—	—	0.9
Intercompany financing	197.8	(13.0)	0.7	(185.5)	—
Net cash provided (used) by financing activities	131.2	(13.0)	4.2	(185.5)	(63.1)

Effect of exchange rate changes on cash	—	0.3	1.7	—	2.0
Increase (decrease) in cash and cash equivalents	(9.0)	(1.5)	6.0	—	(4.5)
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$5.8	$4.8	$27.8	$—	$38.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(85.1)	$(20.6)	$35.0	$—	$(70.7)

Investing activities:
Additions to property, plant and equipment	(14.4)	(11.9)	(43.5)	—	(69.8)
Additions to equipment held for rental	—	—	(15.5)	—	(15.5)
Proceeds from sale of equipment held for rental	—	—	13.4	—	13.4
Intercompany investing	(19.0)	13.0	(19.0)	25.0	—
Other investing activities	(0.5)	(0.7)	(0.3)	—	(1.5)
Net cash provided (used) by investing activities	(33.9)	0.4	(64.9)	25.0	(73.4)

Financing activities:
Net increase in short-term debt	13.7	—	—	—	13.7
Proceeds from issuance of debt (original maturities greater than three months)	315.0	—	—	—	315.0
Repayment of debt (original maturities greater than three months)	(325.0)	—	—	—	(325.0)
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Dividends paid	(26.7)	—	—	—	(26.7)
Debt issuance cost	(15.4)	—	—	—	(15.4)
Proceeds from exercise of stock options	3.4	—	—	—	3.4
Excess tax benefit from stock-based compensation	4.1	—	—	—	4.1
Intercompany financing	(30.7)	22.0	33.7	(25.0)	—
Net cash provided (used) by financing activities	(149.7)	22.0	33.7	(25.0)	(119.0)

Effect of exchange rate changes on cash	—	(0.8)	3.5	—	2.7
Increase (decrease) in cash and cash equivalents	(268.7)	1.0	7.3	—	(260.4)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$13.1	$5.7	$34.6	$—	$53.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding or payments thereof; the Company’s ability to utilize material and components which it has committed to purchase from suppliers; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle (“FMTV”) production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 28, 2016 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as wreckers and car carriers. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies in the U.S. and abroad.

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

Executive Overview

The Company reported earnings per share of $0.76 in the second quarter of fiscal 2016 as compared to $0.69 in the second quarter of fiscal 2015. Share repurchases completed during the previous twelve month period had the effect of increasing earnings per share in the second quarter of fiscal 2016 by $0.05 compared to the second quarter of fiscal 2015. Results in the second quarter of fiscal 2016 also benefited by $0.06 per share from discrete tax items. Results for the second quarter of fiscal 2015 included $14.7 million ($9.3 million, or $0.12 per share, after-tax) of debt extinguishment costs related to the refinancing of the Company's senior notes due 2020. Improved results in the defense, commercial and fire & emergency segments were more than offset by lower access equipment segment results, primarily related to lower sales levels, and start-up costs related to a shared production facility in Mexico. The lower sales and earnings in the access equipment segment were the result of a slowdown in North American replacement demand for access equipment that began in the summer of fiscal 2015 and lower telehandler demand after strong demand in the prior year quarter related to the transition to new Tier 4 engine emissions standards. Access equipment sales in the second quarter of fiscal 2016 were also negatively impacted by many rental companies taking a more cautious approach to their rental fleet capital expenditures, preferring to wait to make purchases until they had a better view of the 2016 construction market. While this cautious approach negatively impacted the second quarter fiscal 2016 results compared to the prior year quarter, as noted below, access equipment results for the second quarter of fiscal 2016 exceeded the Company's previous expectations.

Results for the second quarter of fiscal 2016 exceeded the Company's previous expectations, primarily in the access equipment and defense segments. The Company believes the better than expected results in the access equipment segment were due to timing as the Company believes that some customers placed their fleet orders earlier than previously expected as they gained confidence that the U.S. economy was not headed for a recession, that the U.S. construction outlook was solid and a relatively milder winter in the U.S. allowed construction activity to start earlier this year. The better than expected results in the defense segment were driven by higher aftermarket parts sales and sales of higher content vehicles along with improved operational performance. Based on the discrete tax benefits recorded in the second quarter and increased expectations for results in the defense segment, partially offset by expected higher corporate costs, the Company is raising its full year earnings per share outlook by $0.10, from a range of $2.20 to $2.60 to a range of $2.30 to $2.70.

The Company continued to execute on its goal to improve operational performance, evidenced by higher sales, operating income and operating income margins in the defense, fire & emergency and commercial segments. Additional highlights for the second quarter of fiscal 2016 included the withdrawal of the competitor protest of the Joint Light Tactical Vehicle ("JLTV") production contract awarded to the Company followed by the receipt of a $243 million order under the JLTV program for more than 650 vehicles, along with installed kits, related support and a license of the JLTV technical data package. The defense segment also received a contract from an international customer for more than 1,000 Mine Resistant Ambush Protected - All Terrain Vehicles (“M-ATVs”) during the quarter. The Company is currently working with the customer to finalize the funding and vehicle delivery schedule for the contract and, as a result, has not included any sales under this contract in its fiscal 2016 outlook and has not included this contract in backlog at March 31, 2016. While not in backlog, the Company is procuring inventory to allow for production of the units.

Consolidated net sales decreased $29.9 million, or 1.9%, to $1.52 billion in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. A near doubling of defense segment sales along with higher sales in both the fire & emergency and commercial segments almost completely offset a decline in access equipment segment sales. Compared to the prior year quarter, defense segment sales benefited from having a full quarter of Family of Heavy Tactical Vehicles ("FHTV") sales and the delivery of the remaining international M-ATVs under a contract the Company received last summer. The Company experienced a break in production on the FHTV in the second quarter of fiscal 2015 as a previous contract with the DoD had concluded.

Consolidated operating income decreased 16.7% to $91.4 million, or 6.0% of sales, in the second quarter of fiscal 2016 compared to $109.7 million, or 7.1% of sales, in the second quarter of fiscal 2015. Improved operating income and operating income margins in the defense, fire & emergency and commercial segments was not enough to offset the operating income decline in the access equipment segment and increased start-up expenses at a shared production facility in Mexico.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2016	2015	2016	2015
Net sales:
Access equipment	$754.3	$981.8	$1,284.1	$1,698.5
Defense	297.0	158.7	615.0	428.0
Fire & emergency	240.4	202.9	447.9	369.9
Commercial	236.7	220.9	437.0	431.1
Intersegment eliminations and other	(4.1)	(10.1)	(7.7)	(20.0)
	$1,524.3	$1,554.2	$2,776.3	$2,907.5

Second Quarter Fiscal 2016 Compared to 2015

Consolidated net sales decreased $29.9 million, or 1.9%, to $1.52 billion in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Improved defense, fire & emergency and commercial segment sales almost completely offset lower sales in the access equipment segment.

Access equipment segment net sales decreased $227.5 million, or 23.2%, to $754.3 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began in the summer of fiscal 2015 and lower shipments of telehandlers in North America. In the second quarter of fiscal 2015, the access equipment segment experienced a large increase in telehandler sales related to the transition to Tier 4 engines.

Defense segment net sales increased $138.3 million, or 87.1%, to $297.0 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase in sales was primarily due to increased sales of FHTVs and international M-ATVs under a contract the Company received last summer. The Company experienced a break in production under the FHTV program in the second quarter of fiscal 2015.

Fire & emergency segment net sales increased $37.5 million, or 18.5%, to $240.4 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Sales in the second quarter of fiscal 2016 benefited from higher domestic fire apparatus deliveries as a result of increased production rates to meet higher demand and the delivery of a multi-unit international order. Improved operational efficiencies have allowed the fire & emergency segment to increase and maintain higher production rates.

Commercial segment net sales increased $15.8 million, or 7.1%, to $236.7 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase in sales was primarily attributable to higher refuse collection vehicle unit volume driven by fleet replenishment by private waste haulers and share gains.

First Six Months of Fiscal 2016 Compared to 2015

Consolidated net sales decreased $131.2 million, or 4.5%, to $2.78 billion in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Higher sales in the defense and fire & emergency segments and, to a lesser extent, the commercial segment were not sufficient to offset a decline in sales in the access equipment segment. The strengthening U.S. dollar negatively impacted net sales in the first six months of fiscal 2016 by $20.7 million, or 70 basis points, compared to the first six months of fiscal 2015.

Access equipment segment net sales decreased $414.4 million, or 24.4%, to $1.28 billion in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began in the third quarter of fiscal 2015 and lower shipments of telehandlers in North America. In the first six months of fiscal 2015, the access equipment segment experienced a large increase in telehandler sales related to the transition to Tier 4 engines. A stronger U.S. dollar negatively impacted sales by $17.3 million, or 100 basis points, compared to the first six months of fiscal 2015.

Defense segment net sales increased $187.0 million, or 43.7%, to $615.0 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in sales was primarily due to the sale of international M-ATVs under a contract the Company received last summer. Sales to the DoD were relatively unchanged in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, as higher M-ATV reset and FHTV sales were offset by lower FMTV sales.

Fire & emergency segment net sales increased $78.0 million, or 21.1%, to $447.9 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Sales in the first six months of fiscal 2016 benefited from higher domestic fire apparatus deliveries and the delivery of several multi-unit international orders. Improved operational efficiencies have allowed the fire & emergency segment to increase fire apparatus production rates to meet increased demand.

Commercial segment net sales increased $5.9 million, or 1.4%, to $437.0 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in sales was primarily attributable to higher refuse collection vehicle unit volume, offset in part by lower package sales, consisting of a purchased chassis and manufactured body, and lower concrete mixer unit volume.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2016	2015	2016	2015
Cost of sales:
Access equipment	$608.9	$767.9	$1,051.4	$1,335.6
Defense	250.1	153.8	524.7	394.8
Fire & emergency	208.4	177.5	389.2	326.5
Commercial	194.8	188.8	363.6	364.8
Intersegment eliminations and other	2.8	(9.6)	5.3	(19.7)
	$1,265.0	$1,278.4	$2,334.2	$2,402.0

Second Quarter Fiscal 2016 Compared to 2015

Consolidated cost of sales was $1.27 billion, or 83.0% of sales, in the second quarter of fiscal 2016 compared to $1.28 billion, or 82.3% of sales, in the second quarter of fiscal 2015. The 70 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was largely due to a favorable vendor recovery settlement in the access equipment segment in the second quarter of the prior year (60 basis points) and start-up costs related to a shared production facility in Mexico (40 basis points).

Access equipment segment cost of sales was $608.9 million, or 80.7% of sales, in the second quarter of fiscal 2016 compared to $767.9 million, or 78.2% of sales, in the second quarter of fiscal 2015. The 250 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was largely due to a more competitive pricing environment (120 basis points) and adverse manufacturing absorption (90 basis points) associated with lower production in the current year and a favorable vendor recovery settlement in the second quarter of fiscal 2015 (80 basis points).

Defense segment cost of sales was $250.1 million, or 84.2% of sales, in the second quarter of fiscal 2016 compared to $153.8 million, or 97.0% of sales, in the second quarter of fiscal 2015. The 1,280 basis point decrease in cost of sales as a percent of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily attributable to favorable product mix (920 basis points), contractual price increases (310 basis points) and improved absorption of fixed costs (240 basis points), offset in part by costs associated with a specific warranty campaign (210 basis points).

Fire & emergency segment cost of sales was $208.4 million, or 86.7% of sales, in the second quarter of fiscal 2016 compared to $177.5 million, or 87.5% of sales, in the second quarter of fiscal 2015. The 80 basis point decrease in cost of sales as a percent of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily attributable to improved production efficiencies and absorption (90 basis points).

Commercial segment cost of sales was $194.8 million, or 82.3% of sales, in the second quarter of fiscal 2016 compared to $188.8 million, or 85.4% of sales, in the second quarter of fiscal 2015. The 310 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was largely due to favorable product mix (200 basis points) due to lower package sales and improved production absorption (90 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing plant start-up costs not allocated to segments.

First Six Months of Fiscal 2016 Compared to 2015

Consolidated cost of sales was $2.33 billion, or 84.1% of sales, in the first six months of fiscal 2016 compared to $2.40 billion, or 82.6% of sales, in the first six months of fiscal 2015. The 150 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was largely due to adverse production absorption associated with lower production in the access equipment segment and start-up costs to ramp-up production levels in the defense segment (combined 70 basis points) and start-up costs related to a shared production facility in Mexico (50 basis points).

Access equipment segment cost of sales was $1.05 billion, or 81.9% of sales, in the first six months of fiscal 2016 compared to $1.34 billion, or 78.6% of sales, in the first six months of fiscal 2015. The 330 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was largely due to adverse manufacturing absorption (180 basis points) associated with lower production and a more competitive pricing environment (90 basis points) in the current year period and a favorable vendor recovery settlement in the second quarter of fiscal 2015 (50 basis points).

Defense segment cost of sales was $524.7 million, or 85.3% of sales, in the first six months of fiscal 2016 compared to $394.8 million, or 92.3% of sales, in the first six months of fiscal 2015. The 700 basis point decrease in cost of sales as a percent of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily attributable to favorable product mix (500 basis points) and contractual price increases (370 basis points), offset in part by costs associated with a specific warranty campaign (80 basis points) and the absence of a pension and other postretirement curtailment benefit recorded in the first six months of fiscal 2015 (70 basis points).

Fire & emergency segment cost of sales was $389.2 million, or 86.9% of sales, in the first six months of fiscal 2016 compared to $326.5 million, or 88.3% of sales, in the first six months of fiscal 2015. The 140 basis point decrease in cost of sales as a percent of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily attributable to favorable pricing (110 basis points) and improved production efficiencies and absorption (80 basis points).

Commercial segment cost of sales was $363.6 million, or 83.2% of sales, in the first six months of fiscal 2016 compared to $364.8 million, or 84.6% of sales, in the first six months of fiscal 2015. The 140 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was largely due to favorable product mix (180 basis points) due to lower package sales, offset in part by increased warranty costs (50 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing plant start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2016	2015	2016	2015
Operating income (loss):
Access equipment	$75.7	$136.9	$96.1	$214.1
Defense	27.8	(12.0)	51.0	(2.2)
Fire & emergency	14.9	9.0	25.0	10.5
Commercial	17.2	8.6	26.1	21.0
Corporate	(44.2)	(32.8)	(76.5)	(68.1)
Intersegment eliminations	—	—	—	0.1
	$91.4	$109.7	$121.7	$175.4

Second Quarter Fiscal 2016 Compared to 2015

Consolidated operating income decreased 16.7% to $91.4 million, or 6.0% of sales, in the second quarter of fiscal 2016 compared to $109.7 million, or 7.1% of sales, in the second quarter of fiscal 2015. The decline in operating income in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was driven by lower access equipment segment sales and higher corporate costs, offset in part by improved performance in the defense, fire & emergency and commercial segments.

Access equipment segment operating income decreased 44.7% to $75.7 million, or 10.0% of sales, in the second quarter of fiscal 2016 compared to $136.9 million, or 13.9% of sales, in the second quarter of fiscal 2015. The decrease in operating income in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily the result of the lower gross income associated with lower sales volume (down $59 million) and a challenging pricing environment (down $11 million), adverse manufacturing absorption ($3 million) as the business significantly reduced production rates compared to the prior year quarter and the impact of a prior year benefit associated with a favorable vendor recovery settlement $7.8 million, offset in part by lower spending on engine emissions standards changes (down $10 million).

Defense segment operating income increased 333.0% to $27.8 million, or 9.4% of sales, in the second quarter of fiscal 2016 compared to an operating loss of $12.0 million, or 7.5% of sales, in the second quarter of fiscal 2015. The increase in operating results in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was largely due to higher gross income associated with higher sales (up $21 million) and favorable product mix.

Fire & emergency segment operating income increased 66.0% to $14.9 million, or 6.2% of sales, in the second quarter of fiscal 2016 compared to $9.0 million, or 4.4% of sales, in the second quarter of fiscal 2015. The increase in operating results in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was largely due to higher gross income on higher sales volume (up $8 million).

Commercial segment operating income increased 99.0% to $17.2 million, or 7.3% of sales, in the second quarter of fiscal 2016 compared to $8.6 million, or 3.9% of sales, in the second quarter of fiscal 2015. The increase in operating income in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily a result of improved product mix and higher gross income associated with higher sales volume (up $4 million).

Corporate operating loss increased $11.4 million to $44.2 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase in corporate operating loss in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to increased costs to support the start-up of a shared production facility (up $8 million) and higher health care costs.

Consolidated selling, general and administrative expenses increased 1.2% to $154.7 million, or 10.1% of sales, in the second quarter of fiscal 2016 compared to $152.8 million, or 9.8% of sales, in the second quarter of fiscal 2015. The increase in consolidated selling, general and administrative expenses in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was generally a result of increased medical costs, offset in part by reductions in travel and outside services spending.

First Six Months of Fiscal 2016 Compared to 2015

Consolidated operating income decreased 30.6% to $121.7 million, or 4.4% of sales, in the first six months of fiscal 2016 compared to $175.4 million, or 6.0% of sales, in the first six months of fiscal 2015. The decline in operating income was driven by the lower gross income associated with lower access equipment segment sales and start-up costs associated with a shared production facility in Mexico, offset in part by improved performance in the defense, fire & emergency and commercial segments.

Access equipment segment operating income decreased 55.1% to $96.1 million, or 7.5% of sales, in the first six months of fiscal 2016 compared to $214.1 million, or 12.6% of sales, in the first six months of fiscal 2015. The decrease in operating income was primarily the result of the lower gross income associated with lower sales volume (down $112 million) and a challenging pricing environment (down $15 million), offset in part by lower spending (down $17 million) on engine emissions standards changes. Results for the first six months of fiscal 2015 also benefited from a $7.8 million vendor recovery settlement.

Defense segment operating income increased 2,462.2% to $51.0 million or 8.3% of sales, in the first six months of fiscal 2016 compared to an operating loss of $2.2 million, or 0.5% of sales, in the first six months of fiscal 2015. Defense segment results for the first six months of fiscal 2015 included a $3.4 million other postretirement curtailment benefit. The increase in operating income was largely due to favorable product mix and higher gross income associated with higher sales (up $29 million).

Fire & emergency segment operating income increased 138.0% to $25.0 million, or 5.6% of sales, in the first six months of fiscal 2016 compared to $10.5 million, or 2.8% of sales, in the first six months of fiscal 2015. Higher gross income on higher sales volume was the largest contributor to the increase in operating income.

Commercial segment operating income increased 24.1% to $26.1 million, or 6.0% of sales, in the first six months of fiscal 2016 compared to $21.0 million, or 4.9% of sales, in the first six months of fiscal 2015. The increase in operating income was primarily a result of higher gross income associated with higher sales volume (up $2 million) and favorable product mix.

Corporate operating loss increased $8.4 million to $76.5 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in corporate operating loss in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to increased costs to support the start-up of a shared production facility in Mexico (up $14 million), offset by lower information technology expense (down $3 million).

Consolidated selling, general and administrative expenses decreased 3.1% to $294.0 million, or 10.6% of sales, in the first six months of fiscal 2016 compared to $303.3 million, or 10.4% of sales, in the first six months of fiscal 2015. The reduction in consolidated selling, general and administrative expenses in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was generally a result of reductions in travel and outside services spending and lower incentive compensation, offset in part by increased medical costs.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2016 Compared to 2015

Interest expense net of interest income decreased $13.1 million to $15.1 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The decrease in interest expense net of interest income was primarily due to $14.7 million of debt extinguishment costs the Company incurred during the second quarter of fiscal 2015 in connection with the refinancing of portions of the Company’s long-term debt. The benefit of lower interest rates on the senior notes refinanced in the second quarter of fiscal 2015 was more than offset by increased borrowings to support increased working capital.

Other miscellaneous expense of $1.0 million in the second quarter of fiscal 2016 and other miscellaneous income of $1.3 million in the second quarter of fiscal 2015 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $20.3 million in the second quarter of fiscal 2016, or 27.0% of pre-tax income, compared to $29.5 million, or 35.7%, of pre-tax income in the second quarter of fiscal 2015. Results for the second quarter of fiscal 2016 were favorably impacted by discrete tax benefits related to a change in a filing position on the Company's fiscal 2015 income tax return and reduction in liability related to expiration of statutes of limitations (580 basis points). Further, the reinstatement of the U.S. research and development tax credit favorably benefited the second quarter of fiscal 2016 by 100 basis points. Results for the second quarter of fiscal 2015 were adversely impacted by a change in estimated full year tax rate (170 basis points).

Equity in earnings of unconsolidated affiliates of $1.1 million in the second quarter of fiscal 2016 and $1.3 million in the second quarter of fiscal 2015 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2016 Compared to 2015

Interest expense net of interest income decreased $12.6 million to $29.2 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The Company incurred $14.7 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during the first six months of fiscal 2015. The benefit of lower interest rates on the senior notes refinanced in the second quarter of fiscal 2015 was offset by increased borrowings to support increased working capital.

Other miscellaneous expense of $1.0 million in the first six months of fiscal 2016 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $22.0 million in the first six months of fiscal 2016, or 24.1% of pre-tax income, compared to $45.7 million, or 34.2%, of pre-tax income in the first six months of fiscal 2015. Results for the first six months of fiscal 2016 were favorably impacted by discrete tax benefits, including a change in filing position on the Company's 2015 federal income tax return (380 basis points), the retroactive reinstatement of the U.S. research and development tax credit (260 basis points) and reductions in reserves for uncertain tax benefits (220 basis points), related to interest and expiration of statutes of limitations. Results for the first six months of fiscal 2016 also include the on-going benefit of the U.S. research and development tax credit (100 basis points). Results for the first six months of fiscal 2015 were impacted by discrete tax benefits (160 basis points) resulting from the reinstatement of the U.S. research and development tax credit and other discrete tax charges (80 basis points).

Equity in earnings of unconsolidated affiliates of $1.2 million in the first six months of fiscal 2016 and $1.4 million in the first six months of fiscal 2015 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

Financial Condition at March 31, 2016

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2016	2015
Cash and cash equivalents	$38.4	$42.9
Total debt	1,000.7	938.5
Shareholders’ equity	1,874.4	1,911.1
Total capitalization (debt plus equity)	2,875.1	2,849.6
Debt to total capitalization	34.8%	32.9%

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At March 31, 2016, the Company had cash and cash equivalents of $38.4 million, a majority of which is located in the United States. The Company expects to meet its fiscal 2016 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $604.8 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of March 31,

2016. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

The Company's ratio of debt to total capitalization of 34.8% at March 31, 2016 remained within its targeted range. The Company's capital structure in the first six months of fiscal 2016 was impacted by the Company's repurchase of 2.5 million shares of its Common Stock in the period at an aggregate cost of $100.1 million. As of March 31, 2016, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 50 days at September 30, 2015 to 58 days at March 31, 2016. The increase in days sales outstanding is primarily related to the defense segment. Days sales outstanding for segments other than the defense segment increased one day, from 53 days at September 30, 2015 to 54 days at March 31, 2016. Days sales outstanding in the defense segment increased from 38 days at September 30, 2015 to 75 days at March 31, 2016 as the Company is experiencing a slowdown in payments from its international customers. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.3 times at September 30, 2015 to 3.5 times at March 31, 2016 as a result of the decline in sales during the first six months of fiscal 2016 on relatively consistent inventory levels. The Company has commitments to purchase materials and components based on future delivery requirements under international contracts. If the Company is not successful in securing timely funding for these contracts, working capital could increase. The Company believes that it has sufficient liquidity to fund these working capital requirements in the event that funding under the international contracts is delayed.

Cash Flows

Operating Cash Flows

Operating activities generated $94.5 million of cash in the first six months of fiscal 2016 compared to a net use of cash of $70.7 million in the first six months of fiscal 2015. Cash used by operating activities in the first six months of fiscal 2015 was primarily due to inventory build in the access equipment segment.

Investing Cash Flows

Investing activities used cash of $37.9 million in the first six months of fiscal 2016 compared to $73.4 million in the first six months of fiscal 2015. Capital spending, excluding equipment held for rental, of $40.3 million in the first six months of fiscal 2016 reflected a decrease of $29.5 million compared to capital spending in the first six months of fiscal 2015 largely as a result of investments the Company made in its vertical integration strategy in the first six months of fiscal 2015. In fiscal 2016, the Company expects capital spending to be approximately $100 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $63.1 million in the first six months of fiscal 2016 compared to a net use of cash of $119.0 million in the first six months of fiscal 2015. In the first six months of fiscal 2016 and 2015, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $100.1 million and $88.1 million, respectively. During the first six months of fiscal 2016, the Company utilized net proceeds under the Revolving Credit Facility of $68.7 million to fund capital needs and stock repurchases.

Liquidity

The Company's primary sources of liquidity are cash flows generated from operations, availability under the Revolving Credit Facility and available cash and cash equivalents. In addition to cash and cash equivalents of $38.4 million, a majority of which is located in the United States, the Company had $604.8 million of unused availability under the Revolving Credit Facility as of March 31, 2016. These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Senior Secured Credit Agreement

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600.0 million and (ii) a $400.0 million term loan due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility by $250.0 million to an aggregate maximum amount of $850.0 million. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2016 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of both notes were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2016.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first six months of fiscal 2016. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2016 increased 58.2% to $3.54 billion compared to $2.24 billion at March 31, 2015. Access equipment segment backlog increased 1.6% to $664.8 million at March 31, 2016 compared to $654.1 million at March 31, 2015. Defense segment backlog increased 192.8% to $1.68 billion at March 31, 2016 compared to $573.9 million at March 31, 2015 due largely to new domestic contract awards. Fire & emergency segment backlog increased 26.2% to $903.4 million at March 31, 2016 compared to $716.1 million at March 31, 2015 due primarily to increased orders for domestic fire apparatus as a result of market growth and share gains. Commercial segment backlog decreased 0.8% to $289.4 million at March 31, 2016 compared to $291.8 million at March 31, 2015. Unit backlog for concrete mixers was down 0.1% at March 31, 2016 compared to March 31, 2015. Unit backlog for refuse collection vehicles was up 4.3% at March 31, 2016 compared to March 31, 2015.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 43% of the Company’s March 31, 2016 backlog is not expected to be filled in fiscal 2016. The Company's 2016 backlog excludes a contract award from an international customer for over 1,000 M-ATVs as the Company works with the customer to finalize funding and vehicle delivery schedules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2015, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2016. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2015, which have not materially changed other than as reflected below.

Certain of our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense tactical wheeled vehicles, replacement parts and services (including armoring) and vehicle remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops were withdrawn from Iraq during 2011 and from Afghanistan during 2014. These troop redeployments resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions continue to put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts. The DoD could also seek to reprogram certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget allocations. In addition, the Budget Control Act of 2011 contained an automatic sequestration feature that may require additional cuts to defense spending through fiscal 2023 if the budget caps within the agreement are exceeded. The two-year U.S. federal budget agreement signed by the President in December 2015 removed the threat of sequestration in the U.S. federal government’s fiscal 2016 and 2017 budget, but absent future budget agreements, the full effect of sequestration could return in the government’s fiscal 2018 budget. The magnitude of the adverse impact that federal budget pressures will have on funding for Oshkosh defense programs is unknown. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, including lower levels of purchasing during the Great Recession, which the Company believes is contributing to a slowdown in access equipment sales, (v) by the timing of engine emissions standards changes, and (vi) by other factors, including oil and gas related activity. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally, including the impact of federal legislation, such as the $325 billion, six-year Surface Transportation Reauthorization and Reform Act of 2015, which is also known as the 2015 Federal Highway Bill. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures by large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures.

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Lower U.S. and European housing starts and non-residential construction spending compared to historical levels is limiting potential sales volume increases in the access equipment and commercial segments. In addition, lower U.S. housing starts versus historical levels since fiscal 2008 also adversely impacted municipal tax revenue, which negatively impacted demand for refuse collection vehicles and fire apparatus and delayed the recovery in these markets. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on global economies and may not be sustainable. During the second half of fiscal 2015 and the first half of fiscal 2016, we experienced a slowdown in access equipment and concrete mixer orders and purchases due to severe weather and rains during our second and third quarters of fiscal 2015 and the impact of lower oil and gas prices on access equipment rental utilization. We believe this slowdown will continue for the remainder of fiscal 2016. A lack of sustained improvement in residential and non-residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We currently believe construction-driven demand will not be adequate to fully offset anticipated reduced access equipment replacement demand resulting from very low industry purchases in 2009 and 2010 leading to an expected 13% to 18% sales decline in our access equipment segment in fiscal 2016. Despite U.S. construction growth over the past year and an aged installed base, access equipment and concrete mixer customers have adopted a cautious approach to fleet replacement/expansion, generally wanting to confirm that the construction market in the U.S. gets off to a good start in 2016 before fully committing to their desired equipment purchasing plans. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Concrete mixer and access equipment sales also are seasonal with the majority of such sales occurring in the spring and summer months, which constitute the traditional construction season in the Northern hemisphere. The timing of orders for the traditional construction season in the Northern hemisphere can be impacted by weather conditions.

We may not be able to execute on our MOVE strategy.

We previously announced a roadmap, our MOVE strategy, to deliver long-term growth and earnings for our shareholders. We are continuing to pursue our MOVE strategy in fiscal 2016 and beyond. The long-term growth and earnings that we expect to achieve as a result of our MOVE strategy are based on certain assumptions we have made, which assumptions may prove to be incorrect. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•
A lower or slower than expected recovery in housing starts and non-residential construction spending in the U.S., including a scenario where lower oil and gas industry activity as a result of lower oil and gas prices leads to a broader slowdown in residential and non-residential construction activity;

•
A slower or less significant recovery in any of our global markets than we expect, especially in the access equipment markets in Europe, Australia and Latin America and the concrete mixer and refuse collection vehicle markets in North America where the recovery has been slower than expected;

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

•
Uncertainty regarding timing of funding or payments on key large international defense tactical wheeled vehicle contracts, including contracts for M-ATVs. If we do not receive timely funding or payments under those contracts, then we could incur higher interest costs. Further, we have made commitments to purchase materials and components based on the expectation that we would receive timely funding or payments under those M-ATV contracts. If we do not receive timely funding or payments under those M-ATV contracts, disruptions may result to our manufacturing schedule, and correspondingly to our suppliers, that will cause us to record higher product costs and potentially charges for excess or obsolete inventory to the extent we build product and are unable to complete contracts or find alternate uses for the materials and components and cannot otherwise realize value for them.

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

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 15% of our sales in fiscal 2015 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which changes may reduce revenues that we expect from our defense business, especially in light of federal budget pressures in part caused by U.S. economic weakness, the withdrawal of U.S. troops from Iraq and Afghanistan, sequestration and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

•
The U.S. government may not budget for or appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. Current and projected DoD budgets include significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts.

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Competitions for the award of defense tactical wheeled vehicle contracts are intense, and we cannot provide any assurance that we will be successful in the defense tactical wheeled vehicle procurement competitions in which we participate.

•
Certain of our government contracts for the U.S. Army and U.S. Marine Corps could be delayed or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

•
The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In particular, the DoD has begun a process to solicit interest from potential suppliers to manufacture the FMTV. We expect the U.S. government will issue requests for proposal from interested parties in fiscal 2016 for proposal submission sometime in fiscal 2017 and award a new FMTV production contract to the successful bidder sometime thereafter. In addition, the U.S. government has become more aggressive in seeking to acquire the intellectual property and design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Sale of intellectual property and design rights to the DoD was an evaluation factor in the JLTV production contract competition and may be an evaluation factor in other future U.S. government contract competitions.

•
Defense tactical wheeled vehicles contract awards that we receive may be subject to protests or lawsuits by competing bidders, which protests or lawsuits, if successful, could result in the DoD revoking part or all of any defense tactical wheeled vehicles contract it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.

•
Most of our government contracts, including the JLTV contract, are fixed-price contracts with price escalation factors included for those contracts that extend beyond one year. Our actual costs on any of these contracts may exceed our projected costs, which could result in profits lower than historically realized or than we anticipate or net losses under these contracts. Under the JLTV contract, we bear the risk of material, labor and overhead cost escalation for the full eight years of the contract, which is three to five years longer than has been the case under our other defense contracts.

•
We must spend significant sums on product development and testing, bid and proposal activities and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.

•
Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Our products are inspected extensively by the DoD prior to acceptance to determine adherence to contractual technical and quality requirements. The recently awarded JLTV contract contains product testing requirements that are generally more extreme than our other DoD contracts. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit and rework costs, vehicle design changes, delayed acceptance of vehicles, late or no payments under such contracts or cancellation of the contract to provide vehicles to the U.S. government.

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

•
Our defense tactical wheeled vehicle contracts are large in size and require significant personnel and production resources, and when our defense tactical wheeled vehicle customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. During the past two years, we have completed significant reductions to our production and office workforce within our defense segment. If we are unable to effectively ramp up our workforce, as we are currently starting to do to support the JLTV program, our future earnings and cash flows would be adversely affected.

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

•
We periodically experience difficulties with sourcing sufficient vehicle carcasses from the U.S. military to maintain our defense tactical wheeled vehicles remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of March 31, 2016, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2016. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the second quarter of fiscal 2016.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

10.1	Severance Agreement, effective as of January 1, 2016 between Oshkosh Corporation and Wilson R. Jones.*

10.2	Key Executive Employment and Severance Agreement between Oshkosh Corporation and Wilson R. Jones.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 28, 2016	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

April 28, 2016	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 28, 2016	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

10.1	Severance Agreement, effective as of January 1, 2016 between Oshkosh Corporation and Wilson R. Jones.*

10.2	Key Executive Employment and Severance Agreement between Oshkosh Corporation and Wilson R. Jones.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.