Form 10-Q
period 2016-06-30
OSHKOSH CORP
filed 2016-07-28
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of July 21, 2016, 73,484,583 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,747.5	$1,612.3	$4,523.8	$4,519.8
Cost of sales	1,432.9	1,328.3	3,767.1	3,730.3
Gross income	314.6	284.0	756.7	789.5

Operating expenses:
Selling, general and administrative	154.7	134.2	448.7	437.5
Amortization of purchased intangibles	13.1	13.2	39.5	40.0
Total operating expenses	167.8	147.4	488.2	477.5
Operating income	146.8	136.6	268.5	312.0

Other income (expense):
Interest expense	(15.8)	(13.2)	(46.0)	(56.4)
Interest income	0.5	0.6	1.5	2.0
Miscellaneous, net	0.8	(0.2)	(0.2)	(0.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	132.3	123.8	223.8	257.4
Provision for income taxes	48.4	34.8	70.4	80.5
Income before equity in earnings of unconsolidated affiliates	83.9	89.0	153.4	176.9
Equity in earnings of unconsolidated affiliates	0.3	0.9	1.5	2.3
Net income	$84.2	$89.9	$154.9	$179.2

Earnings per share attributable to common shareholders:
Basic	$1.15	$1.15	$2.11	$2.28
Diluted	1.13	1.13	2.08	2.25

Cash dividends declared per share on Common Stock	$0.19	$0.17	$0.57	$0.51

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$84.2	$89.9	$154.9	$179.2
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.6	0.7	1.5	1.0
Currency translation adjustments	(12.6)	13.2	(4.9)	(62.8)
Change in fair value of derivative instruments	(0.1)	(0.1)	(0.1)	(0.1)
Total other comprehensive income (loss), net of tax	(12.1)	13.8	(3.5)	(61.9)
Comprehensive income	$72.1	$103.7	$151.4	$117.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$45.5	$42.9
Receivables, net	1,198.4	964.6
Inventories, net	1,254.9	1,301.7
Deferred income taxes, net	55.1	52.2
Prepaid income taxes	23.4	22.8
Other current assets	67.1	45.1
Total current assets	2,644.4	2,429.3
Investment in unconsolidated affiliates	15.2	16.2
Property, plant and equipment, net	479.1	475.8
Goodwill	1,001.0	1,001.1
Purchased intangible assets, net	566.7	606.7
Other long-term assets	86.3	83.9
Total assets	$4,792.7	$4,613.0

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$127.0	$83.5
Accounts payable	565.1	552.8
Customer advances	492.9	440.2
Payroll-related obligations	138.5	116.6
Other current liabilities	293.9	265.0
Total current liabilities	1,617.4	1,458.1
Long-term debt, less current maturities	840.0	855.0
Deferred income taxes, net	92.9	91.7
Other long-term liabilities	298.0	297.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	782.8	771.5
Retained earnings	2,129.5	2,016.5
Accumulated other comprehensive loss	(147.9)	(144.4)
Common Stock in treasury, at cost (18,663,358 and 16,647,031 shares, respectively)	(820.9)	(733.4)
Total shareholders’ equity	1,944.4	1,911.1
Total liabilities and shareholders' equity	$4,792.7	$4,613.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	179.2	—	—	179.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.0	—	1.0
Currency translation adjustments, net	—	—	—	(62.8)	—	(62.8)
Cash dividends ($0.51 per share)	—	—	(40.0)	—	—	(40.0)
Repurchases of Common Stock	—	—	—	—	(88.1)	(88.1)
Exercise of stock options	—	—	—	—	7.3	7.3
Stock-based compensation expense	—	16.4	—	—	—	16.4
Excess tax benefit from stock-based compensation	—	4.2	—	—	—	4.2
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.9)	(4.9)
Derivative instruments	—	—	—	(0.1)	—	(0.1)
Other	—	(0.4)	—	—	0.8	0.4
Balance at June 30, 2015	$0.9	$770.8	$1,979.3	$(131.1)	$(622.3)	$1,997.6

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	154.9	—	—	154.9
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	1.5	—	1.5
Currency translation adjustments, net	—	—	—	(4.9)	—	(4.9)
Cash dividends ($0.57 per share)	—	—	(41.9)	—	—	(41.9)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	(1.8)	—	—	10.6	8.8
Stock-based compensation expense	—	16.0	—	—	—	16.0
Excess tax benefit from stock-based compensation	—	0.4	—	—	—	0.4
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.6)	(1.6)
Derivative instruments	—	—	—	(0.1)	—	(0.1)
Other	—	(0.7)	—	—	1.0	0.3
Balance at June 30, 2016	$0.9	$782.8	$2,129.5	$(147.9)	$(820.9)	$1,944.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Nine Months Ended June 30,
	2016	2015
Operating activities:
Net income	$154.9	$179.2
Depreciation and amortization	95.9	94.1
Stock-based compensation expense	16.0	16.4
Deferred income taxes	(4.5)	(7.1)
Foreign currency transaction losses	0.1	7.9
Gain on sale of assets	(7.6)	(8.6)
Other non-cash adjustments	0.7	14.5
Changes in operating assets and liabilities	(93.6)	(333.0)
Net cash provided (used) by operating activities	161.9	(36.6)

Investing activities:
Additions to property, plant and equipment	(62.3)	(100.0)
Additions to equipment held for rental	(30.9)	(19.8)
Acquisition of business, net of cash acquired	—	(8.8)
Proceeds from sale of equipment held for rental	33.7	25.5
Other investing activities	(1.5)	(0.7)
Net cash used by investing activities	(61.0)	(103.8)

Financing activities:
Net decrease in short-term debt	(16.5)	—
Proceeds from issuance of debt (original maturities greater than three months)	323.5	345.0
Repayment of debt (original maturities greater than three months)	(278.5)	(340.0)
Repurchases of Common Stock	(100.1)	(88.1)
Dividends paid	(41.9)	(40.0)
Debt issuance costs	—	(15.5)
Proceeds from exercise of stock options	8.8	7.3
Excess tax benefit from stock-based compensation	1.3	4.3
Net cash used by financing activities	(103.4)	(127.0)

Effect of exchange rate changes on cash	5.1	(0.2)
Increase (decrease) in cash and cash equivalents	2.6	(267.6)
Cash and cash equivalents at beginning of period	42.9	313.8
Cash and cash equivalents at end of period	$45.5	$46.2

Supplemental disclosures:
Cash paid for interest	$34.4	$31.9
Cash paid for income taxes	65.6	60.5

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

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, becomes effective for fiscal years and interim periods beginning after December 15, 2017, with adoption permitted one year earlier. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is expected to increase transparency and comparability among organizations. The standard requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of comprehensive income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The standard is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that cash flows resulting from share-based payments be reported as operating activities within the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing the expense of share-based compensation. The Company will be required to adopt ASU 2016-09 as of October 1, 2017. The Company is currently evaluating the impact of ASU 2016-09 on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectibility of the related financial asset.The Company will be required to adopt ASU 2016-13 as of October 1, 2020. The Company is currently evaluating the impact of ASU 2016-13 on the Company's financial statements.

3.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2016	2015
U.S. government:
Amounts billed	$55.8	$63.1
Costs and profits not billed	33.7	66.8
	89.5	129.9
Other trade receivables	1,075.6	782.3
Finance receivables	6.9	7.4
Notes receivable	37.2	29.6
Other receivables	39.1	57.7
	1,248.3	1,006.9
Less allowance for doubtful accounts	(22.7)	(20.3)
	$1,225.6	$986.6

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2016	2015
Current receivables	$1,198.4	$964.6
Long-term receivables (included in Other long-term assets)	27.2	22.0
	$1,225.6	$986.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	—	—	—	—

Receivables on nonaccrual status	1.1	1.1	26.4	22.9
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	2.9	6.2	—	—
Allowance for doubtful accounts	(0.1)	(0.1)	—	—
Receivables subject to specific reserves	4.0	1.2	37.2	29.6
Allowance for doubtful accounts	(0.7)	—	(13.0)	(12.7)

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

Delinquency is the primary indicator of credit quality of finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s perception of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectibility and underlying economic conditions. In circumstances where the Company believes collectibility is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. Finance receivables are written off if management determines that the specific borrower does not have the ability to repay the loan amounts due in full. The terms of the finance agreements generally give the Company the ability to take possession of the underlying collateral. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2016, approximately 87% of the notes receivable balance outstanding was due from four parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

Quality of Finance and Notes Receivable: The Company does not accrue interest income on finance and notes receivable in circumstances where the Company believes collectibility is no longer reasonably assured. Any cash payments received on nonaccrual finance and notes receivable are applied first to the principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. The Company determines past due or delinquency status based upon the due date of the receivable.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At June 30, 2016, restructured finance and notes receivables were $0.4 million and $14.4 million, respectively. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2016 and 2015, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.4	$13.2	$8.3	$21.9	$—	$12.1	$9.1	$21.2
Provision for doubtful accounts, net of recoveries	0.4	0.1	0.6	1.1	—	—	0.2	0.2
Charge-off of accounts	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation	—	(0.3)	—	(0.3)	—	0.4	—	0.4
Allowance for doubtful accounts at end of period	$0.8	$13.0	$8.9	$22.7	$—	$12.5	$7.6	$20.1

	Nine Months Ended June 30, 2016				Nine Months Ended June 30, 2015
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$0.1	$12.7	$7.5	$20.3	$—	$13.6	$8.2	$21.8
Provision for doubtful accounts, net of recoveries	0.7	0.4	1.8	2.9	—	0.1	1.4	1.5
Charge-off of accounts	—	—	(0.4)	(0.4)	—	—	(1.9)	(1.9)
Foreign currency translation	—	(0.1)	—	(0.1)	—	(1.2)	(0.1)	(1.3)
Allowance for doubtful accounts at end of period	$0.8	$13.0	$8.9	$22.7	$—	$12.5	$7.6	$20.1

4.    Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2016	2015
Raw materials	$514.8	$532.1
Partially finished products	353.1	266.3
Finished products	485.8	594.4
Inventories at FIFO cost	1,353.7	1,392.8
Less: Progress/performance-based payments on U.S. government contracts	(19.6)	(12.9)
Excess of FIFO cost over LIFO cost	(79.2)	(78.2)
	$1,254.9	$1,301.7

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and consisted of the following (in millions):

	June 30,	September 30,
	2016	2015
Mezcladoras (Mexico)	$10.1	$10.6
RiRent (The Netherlands)	5.1	5.8
Other investments in unconsolidated affiliates	—	(0.2)
	$15.2	$16.2

Recorded investments generally represent the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in earnings of unconsolidated affiliates” in the Condensed Consolidated Statements of Income.

The Company and an unaffiliated third party are joint venture partners in Mezcladoras Y Trailers de Mexico, S.A. de C.V. (“Mezcladoras”). Mezcladoras is a manufacturer and distributor of industrial and commercial machinery with primary operations in Mexico. The Company recognized sales to Mezcladoras of $4.1 million and $7.6 million during the nine months ended June 30, 2016 and 2015, respectively. The Company recognizes income on sales to Mezcladoras at the time of shipment in proportion to the outside third-party interest in Mezcladoras and recognizes the remaining income upon the joint venture's sale of inventory to an unaffiliated customer. The Company earns a service fee for certain operational support services provided to Mezcladoras. The Company recognized service fees of $1.0 million and $0.9 million for the nine months ended June 30, 2016 and 2015, respectively. The Company received dividends of $1.2 million from Mezcladoras during the nine months ended June 30, 2016. Mezcladoras did not distribute a dividend in the nine months ended June 30, 2015.

The Company and an unaffiliated third party are joint venture partners in RiRent Europe BV (“RiRent”). RiRent maintains a fleet of access equipment for short-term lease to rental companies throughout most of Europe. The re-rental fleet provides rental companies with equipment to support requirements on short notice. RiRent does not provide services directly to end users. The Company and its joint venture partner are in the process of winding down RiRent. To the extent that RiRent has existing outstanding contracts, those contracts will continue to be maintained. The Company received dividends of €0.9 million ($1.0 million) and €4.5 million ($5.3 million) from RiRent during the nine months ended June 30, 2016 and 2015, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2016	2015
Land and land improvements	$57.3	$57.5
Buildings	277.6	274.8
Machinery and equipment	728.1	681.1
Equipment on operating lease to others	42.4	42.2
Construction in progress	28.9	38.1
	1,134.3	1,093.7
Less accumulated depreciation	(655.2)	(617.9)
	$479.1	$475.8

Depreciation expense was $18.4 million and $16.1 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $54.2 million and $48.4 million for the nine months ended June 30, 2016 and 2015, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2016 and September 30, 2015 was $34.4 million and $33.9 million, respectively.

7.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2016 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2015	$874.2	$106.1	$20.8	$1,001.1
Foreign currency translation	(0.2)	—	0.1	(0.1)
Net goodwill at June 30, 2016	$874.0	$106.1	$20.9	$1,001.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2016			September 30, 2015
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,806.1	$(932.1)	$874.0	$1,806.3	$(932.1)	$874.2
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.7	(175.9)	20.8
	$2,111.0	$(1,110.0)	$1,001.0	$2,111.1	$(1,110.0)	$1,001.1

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(27.7)	$27.7
Non-compete	10.5	56.3	(56.3)	—
Technology-related	11.9	104.7	(89.5)	15.2
Customer relationships	12.8	549.8	(415.7)	134.1
Other	16.3	16.5	(14.6)	1.9
	14.5	782.7	(603.8)	178.9
Non-amortizable trade names		387.8	—	387.8
		$1,170.5	$(603.8)	$566.7

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2016 and the five years succeeding September 30, 2016 are as follows: 2016 (remaining three months) - $13.1 million; 2017 - $45.8 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million and 2021 - $5.3 million.

8.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30,	September 30,
	2016	2015
Senior Secured Term Loan	$360.0	$375.0
5.375% Senior Notes due March 2022	250.0	250.0
5.375% Senior Notes due March 2025	250.0	250.0
	860.0	875.0
Less current maturities	(20.0)	(20.0)
	$840.0	$855.0

Revolving Credit Facility	$107.0	$63.5
Current maturities of long-term debt	20.0	20.0
	$127.0	$83.5

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (“Revolving Credit Facility”) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (“Term Loan”) due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At June 30, 2016, borrowings under the Revolving Credit Facility of $107.0 million and outstanding letters of credit of $111.8 million reduced available capacity under the Revolving Credit Facility to $631.2 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2016, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Revolving Credit Facility and Term Loan were 1.95% and 1.96% at June 30, 2016, respectively.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2016.

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

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of both note issuances were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In October 2015, the Company entered into a 63.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was no balance outstanding on the uncommitted line of credit at June 30, 2016.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2016, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $258 million and $256 million, respectively, and the fair value of the Term Loan approximated book value. At September 30, 2015, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $252 million and $249 million, respectively, and the fair value of the Term Loan approximated book value. See Note 13 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a range of extended warranty options across its product lines. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $29.7 million and $26.4 million at June 30, 2016 and 2015, respectively, and are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” or “Other long-term liabilities”.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Nine Months Ended June 30,
	2016	2015
Balance at beginning of period	$92.1	$101.9
Warranty provisions	34.0	31.8
Settlements made	(40.1)	(38.7)
Changes in liability for pre-existing warranties, net	2.0	(2.7)
Premiums received	11.0	9.3
Amortization of premiums received	(8.2)	(6.8)
Foreign currency translation	(0.4)	(1.9)
Balance at end of period	$90.4	$92.9

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company's historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

10.    Guarantee Arrangements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is party to multiple agreements whereby at June 30, 2016 it guaranteed an aggregate of $583.6 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2016 was $122.2 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$7.0	$4.3	$5.6	$4.6
Provision for new credit guarantees	1.2	1.1	3.5	2.6
Changes for pre-existing guarantees, net	0.6	—	1.2	(0.4)
Amortization of previous guarantees	(0.7)	(0.3)	(2.2)	(1.6)
Foreign currency translation	—	—	—	(0.1)
Balance at end of period	$8.1	$5.1	$8.1	$5.1

11.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares from the balance remaining from prior authorizations. Between August 31, 2015 and June 30, 2016, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of June 30, 2016. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

12.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (“derivatives”) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. At June 30, 2016, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $1.2 million. Net gains or losses related to hedge ineffectiveness were insignificant for the nine month periods ended June 30, 2016 and 2015. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is twelve months.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At June 30, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $113.9 million in notional amounts, including $54.6 million in contracts to sell Australian dollars, $18.7 million in contracts to buy euro, $10.7 million in contracts to sell euro, $10.5 million in contracts to buy Swedish krona and sell euro, $9.4 million in contracts to buy U.K. pound sterling, and $6.4 million in contracts to buy euro and sell Canadian dollars, with the remaining contracts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create economic hedges to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At June 30, 2016, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $38.2 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	June 30, 2016		September 30, 2015
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.1	$—	$0.4	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.2	1.5	0.3	0.4
Interest rate contracts	—	0.9	—	0.7
	$0.3	$2.4	$0.7	$1.1

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$(0.1)	$—	$(0.2)	$—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	0.1	(0.1)	(5.7)	8.7
Interest rate contracts	Miscellaneous, net	—	(0.1)	(0.2)	(0.1)
		$—	$(0.2)	$(6.1)	$8.6

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs other than quoted prices in active markets for identical assets or liabilities, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and nine months ended June 30, 2016.

As of June 30, 2016 and September 30, 2015 the fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
SERP plan assets (a)	$22.7	$—	$—	$22.7
Foreign currency exchange derivatives (b)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.5	$—	$1.5
Interest rate contracts (c)	—	0.9	—	0.9

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.7	—	0.7

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.7	—	0.7
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

14.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. On January 31, 2012, the Company's shareholders approved an amendment and restatement of the 2009 Stock Plan. At June 30, 2016, the Company had reserved 6,089,015 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2016 was $6.1 million ($3.8 million net of tax) and $18.6 million ($11.7 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2015 was $4.1 million ($2.6 million net of tax) and $17.4 million ($11.0 million net of tax), respectively.

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$2.9	$2.9	$8.6	$8.9
Interest cost	4.5	4.5	13.6	13.5
Expected return on plan assets	(4.5)	(4.5)	(13.5)	(13.6)
Amortization of prior service cost	0.4	0.4	1.3	1.2
Amortization of net actuarial loss	0.6	0.7	1.8	2.0
	$3.9	$4.0	$11.8	$12.0

Components of net periodic other post-employment benefit cost (income) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost (income)
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	0.3	0.4	1.1	1.2
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Curtailment	—	—	—	(3.4)
Amortization of net actuarial loss (gain)	—	—	(0.1)	0.1
	$0.5	$0.6	$1.4	$(1.5)

The Company made contributions to fund benefit payments under its other post-employment benefit plans of $1.6 million for both of the nine months ended June 30, 2016 and 2015. The Company estimates that it will make additional contributions of approximately $0.5 million under these other post-employment benefit plans prior to the end of fiscal 2016.

The Company's pension plan investment strategy is based on an expectation that, over time, equity securities will provide higher returns than debt securities. The plans primarily minimize the risk of larger losses under this strategy through diversification of investments by asset class, by investing in different styles of investment management within the classes and by using a number of different investment managers. Beginning in fiscal 2016, the Company began to implement a liability driven investment strategy for those pension plans with frozen benefits. The objective of this strategy is to more closely align the pension plan assets with the pension plan liabilities in terms of how both respond to changes in interest rates. Plan assets are allocated to two investment categories, including a category containing high quality fixed income securities and another category comprised of traditional securities and alternative asset classes. Assets are managed externally according to guidelines approved by the Company. Over time, the Company intends to reduce assets allocated to the return seeking category and correspondingly increase assets allocated to the high quality fixed income category to align more closely with the pension plan obligations.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Income Taxes

The Company recorded income tax expense of $48.4 million for the three months ended June 30, 2016, or 36.6% of pre-tax income, compared to $34.8 million, or 28.1% of pre-tax income, for the three months ended June 30, 2015. Results for the three months ended June 30, 2016 were unfavorably impacted by $1.8 million of discrete tax charges, including $0.9 million related to the recording of a deferred tax liability for the undistributed earnings of an equity method affiliate, $0.6 million related to an increase in reserves for uncertain tax positions, and $0.3 million related to a state audit settlement. Results for the three months ended June 30, 2015 were favorably impacted by $7.5 million of net discrete tax benefits related to reduction in reserves for uncertain tax benefits resulting from statutes of limitations lapses.

The Company recorded income tax expense of $70.4 million for the nine months ended June 30, 2016, or 31.5% of pre-tax income, compared to $80.5 million, or 31.3% of pre-tax income, for the nine months ended June 30, 2015. Tax expense included net discrete tax benefits of $6.2 million and $10.2 million for the nine months ended June 30, 2016 and 2015, respectively. Discrete tax benefits recorded in the nine months ended June 30, 2016 included a $2.4 million benefit related to the reinstatement of the U.S. research and development tax credit in December 2015, a $3.5 million benefit related to provision to return adjustments, and net other discrete benefits aggregating $0.3 million. Discrete tax benefits recorded in the nine months ended June 30, 2015 included a $7.5 million benefit related to the reduction of income tax reserves as a result of the settlement of tax audits and expiration of the statutes of limitations, $2.2 million benefit related to the reinstatement of the U.S. research and development tax credit in December 2014, and net other discrete benefits aggregating $0.5 million.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $29.6 million and $27.0 million as of June 30, 2016 and September 30, 2015, respectively. As of June 30, 2016, net unrecognized tax benefits, excluding interest and penalties, of $19.8 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2016 and 2015, the Company recognized benefits of $1.0 million and $1.4 million, respectively, related to interest and penalties. At June 30, 2016, the Company had accruals for the payment of interest and penalties of $10.0 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.7 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.5)	$(90.4)	$0.1	$(135.8)
Other comprehensive income (loss) before reclassifications	—	(12.6)	(0.1)	(12.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	(12.6)	(0.1)	(12.1)
Balance at end of period	$(44.9)	$(103.0)	$—	$(147.9)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(43.9)	$(101.0)	$—	$(144.9)
Other comprehensive income (loss) before reclassifications	—	13.2	(0.1)	13.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	13.2	(0.1)	13.8
Balance at end of period	$(43.2)	$(87.8)	$(0.1)	$(131.1)

	Nine Months Ended June 30, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	(4.9)	(0.1)	(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	—	1.5
Net current period other comprehensive income (loss)	1.5	(4.9)	(0.1)	(3.5)
Balance at end of period	$(44.9)	$(103.0)	$—	$(147.9)

	Nine Months Ended June 30, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Gains (Losses) on Derivatives, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(44.2)	$(25.0)	$—	$(69.2)
Other comprehensive income (loss) before reclassifications	—	(62.8)	(0.1)	(62.9)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	—	1.0
Net current period other comprehensive income (loss)	1.0	(62.8)	(0.1)	(61.9)
Balance at end of period	$(43.2)	$(87.8)	$(0.1)	$(131.1)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.2)	$(0.6)	$(0.5)
Actuarial losses	(0.6)	(0.7)	(1.7)	(2.1)
Curtailment	—	—	—	1.2
	(0.8)	(0.9)	(2.3)	(1.4)
Tax benefit	0.2	0.2	0.8	0.4
	$(0.6)	$(0.7)	$(1.5)	$(1.0)

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$84.2	$89.9	$154.9	$179.2
Earnings allocated to participating securities	—	(0.2)	—	(0.4)
Earnings available to common shareholders	$84.2	$89.7	$154.9	$178.8

Basic Earnings Per Share:
Weighted-average common shares outstanding	73,390,624	78,117,876	73,526,081	78,327,982

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	73,390,624	78,117,876	73,526,081	78,327,982
Dilutive stock options and other equity-based compensation awards	876,338	1,185,651	803,060	1,131,081
Participating restricted stock	—	(119,450)	—	(114,641)
Diluted weighted-average common shares outstanding	74,266,962	79,184,077	74,329,141	79,344,422

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options	1,050,269	253,675	1,468,052	855,294

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2016 and September 30, 2015, the estimated net liabilities for product and general liability claims totaled $39.7 million and $40.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $516.6 million and $469.9 million at June 30, 2016 and September 30, 2015, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $111.8 million and $62.6 million at June 30, 2016 and September 30, 2015, respectively.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$511.4	$—	$511.4	$542.7	$—	$542.7
Telehandlers	266.6	—	266.6	221.4	—	221.4
Other	174.5	—	174.5	168.5	—	168.5
Total access equipment	952.5	—	952.5	932.6	—	932.6

Defense	264.0	0.3	264.3	191.1	3.1	194.2

Fire & emergency	244.2	4.3	248.5	195.0	4.8	199.8

Commercial
Concrete placement	164.6	—	164.6	158.0	—	158.0
Refuse collection	96.5	—	96.5	103.6	—	103.6
Other	25.7	1.1	26.8	32.0	0.4	32.4
Total commercial	286.8	1.1	287.9	293.6	0.4	294.0
Intersegment eliminations	—	(5.7)	(5.7)	—	(8.3)	(8.3)
	$1,747.5	$—	$1,747.5	$1,612.3	$—	$1,612.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30,
	2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,128.5	$—	$1,128.5	$1,252.5	$—	$1,252.5
Telehandlers	593.1	—	593.1	891.5	—	891.5
Other	515.0	—	515.0	487.1	—	487.1
Total access equipment	2,236.6	—	2,236.6	2,631.1	—	2,631.1

Defense	877.7	1.6	879.3	617.9	4.3	622.2

Fire & emergency	686.8	9.6	696.4	549.1	20.6	569.7

Commercial
Concrete placement	348.2	—	348.2	355.1	—	355.1
Refuse collection	295.0	—	295.0	269.9	—	269.9
Other	79.5	2.2	81.7	96.7	3.4	100.1
Total commercial	722.7	2.2	724.9	721.7	3.4	725.1
Intersegment eliminations	—	(13.4)	(13.4)	—	(28.3)	(28.3)
	$4,523.8	$—	$4,523.8	$4,519.8	$—	$4,519.8

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss):
Access equipment	$122.1	$136.4	$218.2	$350.5
Defense	19.1	(7.1)	70.1	(9.3)
Fire & emergency	19.7	9.6	44.7	20.1
Commercial	23.8	22.4	49.9	43.4
Corporate	(37.9)	(24.7)	(114.4)	(92.8)
Intersegment eliminations	—	—	—	0.1
	146.8	136.6	268.5	312.0
Interest expense, net of interest income	(15.3)	(12.6)	(44.5)	(54.4)
Miscellaneous other income (expense)	0.8	(0.2)	(0.2)	(0.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	$132.3	$123.8	$223.8	$257.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	September 30,
	2016	2015
Identifiable assets:
Access equipment:
U.S.	$2,111.5	$2,178.7
Europe (a)	534.7	531.4
Rest of the World	195.3	201.5
Total access equipment	2,841.5	2,911.6
Defense:
U.S.	652.1	424.5
Rest of the World	2.5	5.1
Total defense	654.6	429.6
Fire & emergency - U.S.	541.4	530.7
Commercial:
U.S.	435.4	395.1
Rest of the World (a)	36.5	41.1
Total commercial	471.9	436.2
Corporate:
U.S. (b)	213.9	218.6
Rest of the World (c)	69.4	86.3
Total corporate	283.3	304.9
	$4,792.7	$4,613.0
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash, short-term investments and capitalized costs related to a shared enterprise resource planning system.

(c)	Includes cash and a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2016	2015
Net sales:
United States	$3,492.5	$3,584.7
Other North America	177.8	226.3
Europe, Africa and Middle East	558.2	371.2
Rest of the World	295.3	337.6
	$4,523.8	$4,519.8

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,471.5	$312.4	$(36.4)	$1,747.5
Cost of sales	0.8	1,207.2	261.1	(36.2)	1,432.9
Gross income	(0.8)	264.3	51.3	(0.2)	314.6
Selling, general and administrative expenses	30.2	105.6	18.9	—	154.7
Amortization of purchased intangibles	—	9.6	3.5	—	13.1
Operating income (loss)	(31.0)	149.1	28.9	(0.2)	146.8
Interest expense	(68.9)	(16.4)	(0.6)	70.1	(15.8)
Interest income	0.4	21.9	48.3	(70.1)	0.5
Miscellaneous, net	14.8	(42.4)	28.4	—	0.8
Income (loss) before income taxes	(84.7)	112.2	105.0	(0.2)	132.3
Provision for (benefit from) income taxes	(41.5)	44.1	45.8	—	48.4
Income (loss) before equity in earnings of affiliates	(43.2)	68.1	59.2	(0.2)	83.9
Equity in earnings of consolidated subsidiaries	127.4	21.1	49.7	(198.2)	—
Equity in earnings of unconsolidated affiliates	—	—	0.3	—	0.3
Net income	84.2	89.2	109.2	(198.4)	84.2
Other comprehensive income (loss), net of tax	(12.1)	(0.4)	(11.9)	12.3	(12.1)
Comprehensive income	$72.1	$88.8	$97.3	$(186.1)	$72.1

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,338.3	$293.5	$(19.5)	$1,612.3
Cost of sales	0.3	1,131.0	216.2	(19.2)	1,328.3
Gross income	(0.3)	207.3	77.3	(0.3)	284.0
Selling, general and administrative expenses	16.5	93.7	24.0	—	134.2
Amortization of purchased intangibles	—	9.8	3.4	—	13.2
Operating income (loss)	(16.8)	103.8	49.9	(0.3)	136.6
Interest expense	(58.7)	(13.5)	—	59.0	(13.2)
Interest income	0.3	15.8	43.5	(59.0)	0.6
Miscellaneous, net	6.8	(43.8)	36.8	—	(0.2)
Income (loss) before income taxes	(68.4)	62.3	130.2	(0.3)	123.8
Provision for (benefit from) income taxes	(19.2)	17.6	36.5	(0.1)	34.8
Income (loss) before equity in earnings of affiliates	(49.2)	44.7	93.7	(0.2)	89.0
Equity in earnings of consolidated subsidiaries	139.1	53.9	45.5	(238.5)	—
Equity in earnings of unconsolidated affiliates	—	—	0.9	—	0.9
Net income	89.9	98.6	140.1	(238.7)	89.9
Other comprehensive income (loss), net of tax	13.8	0.5	13.0	(13.5)	13.8
Comprehensive income	$103.7	$99.1	$153.1	$(252.2)	$103.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,812.3	$802.2	$(90.7)	$4,523.8
Cost of sales	1.5	3,177.2	679.0	(90.6)	3,767.1
Gross income	(1.5)	635.1	123.2	(0.1)	756.7
Selling, general and administrative expenses	88.8	291.8	68.1	—	448.7
Amortization of purchased intangibles	—	29.1	10.4	—	39.5
Operating income (loss)	(90.3)	314.2	44.7	(0.1)	268.5
Interest expense	(198.9)	(47.3)	(1.7)	201.9	(46.0)
Interest income	1.3	61.2	140.9	(201.9)	1.5
Miscellaneous, net	43.3	(134.3)	90.8	—	(0.2)
Income (loss) before income taxes	(244.6)	193.8	274.7	(0.1)	223.8
Provision for (benefit from) income taxes	(81.4)	64.5	87.3	—	70.4
Income (loss) before equity in earnings of affiliates	(163.2)	129.3	187.4	(0.1)	153.4
Equity in earnings of consolidated subsidiaries	318.4	75.2	62.9	(456.5)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	1.8	—	1.5
Net income	154.9	204.5	252.1	(456.6)	154.9
Other comprehensive income (loss), net of tax	(3.5)	(2.6)	(2.0)	4.6	(3.5)
Comprehensive income	$151.4	$201.9	$250.1	$(452.0)	$151.4

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,795.2	$786.2	$(61.6)	$4,519.8
Cost of sales	0.6	3,185.5	605.5	(61.3)	3,730.3
Gross income	(0.6)	609.7	180.7	(0.3)	789.5
Selling, general and administrative expenses	76.4	285.1	76.0	—	437.5
Amortization of purchased intangibles	—	29.5	10.5	—	40.0
Operating income (loss)	(77.0)	295.1	94.2	(0.3)	312.0
Interest expense	(191.1)	(39.4)	(0.9)	175.0	(56.4)
Interest income	1.2	47.1	128.7	(175.0)	2.0
Miscellaneous, net	25.0	(112.8)	87.6	—	(0.2)
Income (loss) before income taxes	(241.9)	190.0	309.6	(0.3)	257.4
Provision for (benefit from) income taxes	(76.8)	61.6	95.8	(0.1)	80.5
Income (loss) before equity in earnings of affiliates	(165.1)	128.4	213.8	(0.2)	176.9
Equity in earnings of consolidated subsidiaries	344.3	107.4	130.1	(581.8)	—
Equity in earnings of unconsolidated affiliates	—	—	2.3	—	2.3
Net income	179.2	235.8	346.2	(582.0)	179.2
Other comprehensive income (loss), net of tax	(61.9)	(3.7)	(58.9)	62.6	(61.9)
Comprehensive income	$117.3	$232.1	$287.3	$(519.4)	$117.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$12.1	$3.4	$30.0	$—	$45.5
Receivables, net	13.7	947.2	269.2	(31.7)	1,198.4
Inventories, net	—	877.6	377.3	—	1,254.9
Other current assets	17.8	102.3	25.5	—	145.6
Total current assets	43.6	1,930.5	702.0	(31.7)	2,644.4
Investment in and advances to consolidated subsidiaries	6,037.7	1,227.2	(133.4)	(7,131.5)	—
Intercompany receivables	47.9	1,022.7	4,514.7	(5,585.3)	—
Intangible assets, net	—	956.5	611.2	—	1,567.7
Other long-term assets	124.4	222.7	233.5	—	580.6
Total assets	$6,253.6	$5,359.6	$5,928.0	$(12,748.5)	$4,792.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12.4	$445.9	$138.2	$(31.4)	$565.1
Customer advances	—	487.0	5.9	—	492.9
Other current liabilities	205.0	259.0	95.7	(0.3)	559.4
Total current liabilities	217.4	1,191.9	239.8	(31.7)	1,617.4
Long-term debt, less current maturities	840.0	—	—	—	840.0
Intercompany payables	3,184.4	2,353.0	47.9	(5,585.3)	—
Other long-term liabilities	67.4	182.0	141.5	—	390.9
Shareholders' equity	1,944.4	1,632.7	5,498.8	(7,131.5)	1,944.4
Total liabilities and shareholders' equity	$6,253.6	$5,359.6	$5,928.0	$(12,748.5)	$4,792.7

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(126.2)	$85.0	$203.1	$—	$161.9

Investing activities:
Additions to property, plant and equipment	(19.2)	(21.8)	(21.3)	—	(62.3)
Additions to equipment held for rental	—	—	(30.9)	—	(30.9)
Proceeds from sale of equipment held for rental	—	0.6	33.1	—	33.7
Intercompany investing	(0.7)	(47.4)	(181.4)	229.5	—
Other investing activities	(1.5)	—	—	—	(1.5)
Net cash provided (used) by investing activities	(21.4)	(68.6)	(200.5)	229.5	(61.0)

Financing activities:
Net decrease in short-term debt	(16.5)	—	—	—	(16.5)
Proceeds from issuance of debt (original maturities greater than three months)	320.0	—	3.5	—	323.5
Repayment of debt (original maturities greater than three months)	(275.0)	—	(3.5)	—	(278.5)
Repurchases of Common Stock	(100.1)	—	—	—	(100.1)
Dividends paid	(41.9)	—	—	—	(41.9)
Proceeds from exercise of stock options	8.8	—	—	—	8.8
Excess tax benefit from stock-based compensation	1.3	—	—	—	1.3
Intercompany financing	248.3	(19.5)	0.7	(229.5)	—
Net cash provided (used) by financing activities	144.9	(19.5)	0.7	(229.5)	(103.4)

Effect of exchange rate changes on cash	—	0.2	4.9	—	5.1
Increase (decrease) in cash and cash equivalents	(2.7)	(2.9)	8.2	—	2.6
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$12.1	$3.4	$30.0	$—	$45.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(132.7)	$(14.7)	$110.8	$—	$(36.6)

Investing activities:
Additions to property, plant and equipment	(20.6)	(21.4)	(58.0)	—	(100.0)
Additions to equipment held for rental	—	—	(19.8)	—	(19.8)
Acquisition of business, net of cash acquired	—	—	(8.8)	—	(8.8)
Proceeds from sale of equipment held for rental	—	—	25.5	—	25.5
Intercompany investing	(30.6)	—	(86.7)	117.3	—
Other investing activities	(0.2)	—	(0.5)	—	(0.7)
Net cash provided (used) by investing activities	(51.4)	(21.4)	(148.3)	117.3	(103.8)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	345.0	—	—	—	345.0
Repayment of debt (original maturities greater than three months)	(340.0)	—	—	—	(340.0)
Repurchases of Common Stock	(88.1)	—	—	—	(88.1)
Dividends paid	(40.0)	—	—	—	(40.0)
Debt issuance cost	(15.5)	—	—	—	(15.5)
Proceeds from exercise of stock options	7.3	—	—	—	7.3
Excess tax benefit from stock-based compensation	4.3	—	—	—	4.3
Intercompany financing	50.2	36.5	30.6	(117.3)	—
Net cash provided (used) by financing activities	(76.8)	36.5	30.6	(117.3)	(127.0)

Effect of exchange rate changes on cash	—	(0.7)	0.5	—	(0.2)
Increase (decrease) in cash and cash equivalents	(260.9)	(0.3)	(6.4)	—	(267.6)
Cash and cash equivalents at beginning of period	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of period	$20.9	$4.4	$20.9	$—	$46.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (“DoD”) and international defense customer procurement of products and services and funding or payments thereof; the Company’s ability to utilize material and components which it has committed to purchase from suppliers; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle ("FMTV") production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 28, 2016 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.13 in the third quarter of fiscal 2016, which is the same earnings per share as the Company reported in the third quarter of fiscal 2015. Share repurchases completed during the previous twelve month period benefited earnings per share in the third quarter of fiscal 2016 by $0.07 compared to the third quarter of fiscal 2015. Results in the third quarter of fiscal 2015 included a $0.09 per share benefit related to settlement of a tax audit concluded in the quarter and expiration of statutes of limitations. The Company's defense, fire & emergency and commercial segments' operating income and operating income margins all improved in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, reflecting continued improved market outlooks and execution on the Company's goal to improve operational performance. This improved performance was offset by lower access equipment segment operating income and higher corporate costs.

Consolidated net sales increased $135.2 million, or 8.4%, to $1.75 billion in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The sales increase was driven by strong percentage increases in both the defense and fire & emergency segments, along with a slight increase in access equipment segment sales. Commercial segment sales were slightly lower than the prior year quarter, due to a large international refuse collection vehicle sale in the third quarter of fiscal 2015 that did not repeat in the third quarter of fiscal 2016.

Consolidated operating income increased 7.5% to $146.8 million, or 8.4% of sales, in the third quarter of fiscal 2016 compared to $136.6 million, or 8.5% of sales, in the third quarter of fiscal 2015. Improved operating income and operating income margins in the defense, fire & emergency and commercial segments were partially offset by the operating income decline in the access equipment segment as well as higher corporate costs, which were primarily due to higher incentive compensation expense. In the third quarter of fiscal 2015, the Company reversed previously accrued incentive compensation costs as a result of lowering the Company’s expected full year outlook for fiscal 2015. The Company accrued incentive compensation expense in the third quarter of fiscal 2016 commensurate with the Company’s expected full year results.

Access equipment segment third quarter results largely reflect the market dynamics for access equipment globally. The North American market is experiencing low replacement-driven demand as a result of lower purchases during the Global Recession in fiscal 2009 and 2010. In addition, the Company’s rental customers were closely watching their fleet utilization rates and local market rental rates, leading them to be more selective with their capital expenditures. The Company continued to see solid activity in Europe as this market continued its recovery.

Operationally, the access equipment segment made progress responsibly lowering inventory levels in the third quarter of fiscal 2016. The reduction, which started in the second quarter of fiscal 2016, accelerated during the third quarter, and the Company remains confident that the access equipment segment will achieve targeted inventory reductions by the end of the fiscal year.

Defense operating income margins of 7.2% in the third quarter of fiscal 2106 were significantly higher than the Company’s expectations. Better operational efficiencies and lower selling, general and administrative expenses contributed to the higher than expected margins. Further, the Company's previous defense segment outlook had not factored in Joint Light Tactical Vehicle ("JLTV") contract revenue associated with engineering and test support costs related to this program incurred during the third quarter of fiscal 2016.

The Company also made progress on the funding and delivery schedules for the large international Mine Resistant Ambush Protected - All Terrain Vehicles (“M-ATV”) order received in the second quarter of fiscal 2016. The Company’s investment in procuring a limited amount of longer lead-time materials earlier this year was prudent, as the Company began shipping a limited number of M-ATVs to the Company's customer in July 2016 contributing to an improved fourth quarter outlook for the defense segment. The Company continues to engage in discussions with foreign militaries regarding requirements for Oshkosh defense vehicles and is confident that the Company will secure additional orders, but the timing of securing additional contracts is uncertain. Likewise, the Company has received a high level of interest in the JLTV from international militaries, but it is unlikely that the Company will realize any international JLTV revenues in the near term.

The fire & emergency segment previously implemented numerous process improvements and structural changes and saw benefits of these improvements flow through in its third quarter of fiscal 2016 performance. The operational improvements allowed the fire & emergency segment to increase its fire apparatus production rates earlier this year, and the segment plans to increase its build rates again in the fourth quarter of fiscal 2016. Strong demand from cities and towns that are replacing aged fire apparatus and demand for recently introduced innovative new products have contributed to increased backlogs. The fire apparatus market in the U.S. has continued to slowly recover from the downturn experienced from fiscal 2009 to fiscal 2013.

Fleet replenishment by larger private waste haulers continued to lead a recovery in the domestic refuse collection vehicle market in the third quarter. Solid levels of construction activity and improved municipal tax receipts were additional catalysts to the refuse collection vehicle market and to the improvement that the Company has seen in the past year in this business. The Company has also continued to gain share in this market, driven by the Company’s innovative lineup of refuse collection vehicle models. The Company continued to experience solid orders and backlog for front discharge mixers in the third quarter, while most rear discharge mixer customers continued their more cautious approach to ordering.

As a result of increased expectations in the defense and fire & emergency segments, the Company increased its fiscal 2016 earnings per share estimate range from $2.30 to $2.70 to a range of $2.60 to $2.80. The Company now believes that fiscal 2016 sales will be between $6.0 billion and $6.1 billion and that fiscal 2016 operating income will range between $340 million and $360 million.

The Company narrowed the range for access equipment segment estimated fiscal 2016 sales to $2.90 billion to $2.95 billion, the high end of its previous sales range. The Company lowered the estimated fiscal 2016 operating income margin for the access equipment segment from approximately 10.0% to a range of 9.5% to 9.75%. The reduction from previous expectations largely reflects a less favorable mix.

In the defense segment, the Company increased its fiscal 2016 estimated sales from a range of $1.15 billion to $1.20 billion to approximately $1.25 billion, largely to reflect the expected sale of approximately 175 M-ATVs in the fourth quarter under the large international contract that the Company received earlier this year. The Company also increased the defense segment’s fiscal 2016 estimated operating income margin from approximately 5.25% to approximately 7.75%. Drivers of the increase in operating income margin include the improved absorption associated with the higher expected sales volume, improved operational efficiencies realized in the third quarter of fiscal 2016 and expected to be realized in the fourth quarter of fiscal 2016 and higher expected JLTV revenue.

The Company increased the fire & emergency segment's fiscal 2016 sales outlook from approximately $900 million to approximately $950 million to reflect the expected timing of vehicle deliveries. The Company also increased the fiscal 2016 margin expectation in the fire & emergency segment from 6.0% to approximately 6.75%, largely to reflect the improved absorption associated with the expected higher sales volume.

The Company increased its estimate of corporate costs for fiscal 2016 by $10 million to a range of $150 million to $155 million to reflect higher expected incentive compensation expense related to the expected higher results for the year. The Company also increased the estimated income tax rate for the year from 30% to 32% to reflect a higher proportion of earnings in higher tax rate regions. Finally, the Company has increased its estimated operating cash flow for the year from $375 million to approximately $500 million, largely to reflect progress made on collecting payments on international defense contracts early in the fourth quarter.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2016	2015	2016	2015
Net sales:
Access equipment	$952.5	$932.6	$2,236.6	$2,631.1
Defense	264.3	194.2	879.3	622.2
Fire & emergency	248.5	199.8	696.4	569.7
Commercial	287.9	294.0	724.9	725.1
Intersegment eliminations and other	(5.7)	(8.3)	(13.4)	(28.3)
	$1,747.5	$1,612.3	$4,523.8	$4,519.8

Third Quarter Fiscal 2016 Compared to 2015

Consolidated net sales increased $135.2 million, or 8.4%, to $1.75 billion in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Higher sales in the defense, fire & emergency and access equipment segments were partially offset by a slight decline in sales in the commercial segment.

Access equipment segment net sales increased $19.9 million, or 2.1%, to $952.5 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase in sales was primarily due to a 20% increase in telehandler unit sales, primarily in North America, offset in part by lower prices due to a challenging pricing environment.

Defense segment net sales increased $70.1 million, or 36.1%, to $264.3 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase in sales was primarily due to increased sales of Family of Heavy Tactical Vehicles ("FHTV"). The Company experienced a break in production under the FHTV program in the third quarter of fiscal 2015.

Fire & emergency segment net sales increased $48.7 million, or 24.4%, to $248.5 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Sales in the third quarter of fiscal 2016 benefited from higher domestic fire apparatus deliveries as a result of increased production rates to meet higher demand. Improved operational efficiencies have allowed the fire & emergency segment to increase and maintain higher production rates.

Commercial segment net sales decreased $6.1 million, or 2.1%, to $287.9 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The decrease in sales was primarily attributable to lower refuse collection vehicles sales. Third quarter of fiscal 2015 sales included a large international refuse collection vehicle sale that did not repeat in the third quarter of fiscal 2016.

First Nine Months of Fiscal 2016 Compared to 2015

Consolidated net sales increased $4.0 million, or 0.1%, to $4.52 billion in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Higher sales in the defense and fire & emergency segments were almost completely offset by a decline in sales in the access equipment segment. The strengthening U.S. dollar negatively impacted net sales in the first nine months of fiscal 2016 by $21 million, or 50 basis points, compared to the first nine months of fiscal 2015.

Access equipment segment net sales decreased $394.5 million, or 15.0%, to $2.24 billion in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began in the third quarter of fiscal 2015 and lower prices due to a challenging pricing environment. A stronger U.S. dollar negatively impacted sales by $17 million, or 60 basis points, compared to the first nine months of fiscal 2015.

Defense segment net sales increased $257.1 million, or 41.3%, to $879.3 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The increase in sales was primarily due to the sale of international M-ATVs under a contract the Company received in fiscal 2015 and increased sales to the DoD, as higher FHTV and M-ATV reset sales were offset in part by lower FMTV sales. The Company experienced a break in production under the FHTV program in the second and third quarters of fiscal 2015.

Fire & emergency segment net sales increased $126.7 million, or 22.2%, to $696.4 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Sales in the first nine months of fiscal 2016 benefited from higher domestic fire apparatus deliveries. Improved operational efficiencies have allowed the fire & emergency segment to increase fire apparatus production rates to meet increased demand.

Commercial segment net sales of $724.9 million in the first nine months of fiscal 2016 were essentially flat compared to the first nine months of fiscal 2015. Higher refuse collection vehicle and concrete mixer unit volume were offset by lower package sales, consisting of a purchased chassis and manufactured body.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2016	2015	2016	2015
Cost of sales:
Access equipment	$756.1	$727.3	$1,807.5	$2,062.9
Defense	226.9	185.3	751.6	580.1
Fire & emergency	209.8	172.8	599.0	499.3
Commercial	240.7	247.7	604.3	612.5
Intersegment eliminations and other	(0.6)	(4.8)	4.7	(24.5)
	$1,432.9	$1,328.3	$3,767.1	$3,730.3

Third Quarter Fiscal 2016 Compared to 2015

Consolidated cost of sales was $1.43 billion, or 82.0% of sales, in the third quarter of fiscal 2016 compared to $1.33 billion, or 82.4% of sales, in the third quarter of fiscal 2015. The 40 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was largely due to lower spending on engine emissions standards changes in the access equipment segment (90 basis points) and lower Company funded research & development related to the JLTV program in the defense segment (50 basis points), offset in part by lower pricing (40 basis points).

Access equipment segment cost of sales was $756.1 million, or 79.4% of sales, in the third quarter of fiscal 2016 compared to $727.3 million, or 78.0% of sales, in the third quarter of fiscal 2015. The 140 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was largely due to a more competitive pricing environment (190 basis points) and adverse product mix (60 basis points), offset in part by lower spending on engine emissions standards changes (170 basis points).

Defense segment cost of sales was $226.9 million, or 85.9% of sales, in the third quarter of fiscal 2016 compared to $185.3 million, or 95.4% of sales, in the third quarter of fiscal 2015. The 950 basis point decrease in cost of sales as a percent of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily attributable to lower Company funded research & development related to the JLTV program (440 basis points), contractual price increases (370 basis points) and favorable product mix (290 basis points), offset in part by start-up costs to ramp-up production levels (110 basis points).

Fire & emergency segment cost of sales was $209.8 million, or 84.4% of sales, in the third quarter of fiscal 2016 compared to $172.8 million, or 86.5% of sales, in the third quarter of fiscal 2015. The 210 basis point decrease in cost of sales as a percent of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily attributable to improved pricing (160 basis points) and production efficiencies and absorption (60 basis points).

Commercial segment cost of sales was $240.7 million, or 83.6% of sales, in the third quarter of fiscal 2016 compared to $247.7 million, or 84.3% of sales, in the third quarter of fiscal 2015. The 70 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was largely due to favorable product mix (90 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing plant start-up costs not allocated to segments.

First Nine Months of Fiscal 2016 Compared to 2015

Consolidated cost of sales was $3.77 billion, or 83.3% of sales, in the first nine months of fiscal 2016 compared to $3.73 billion, or 82.5% of sales, in the first nine months of fiscal 2015. The 80 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was largely due to adverse production absorption associated with lower production in the access equipment segment and start-up costs to ramp-up production levels in the defense segment.

Access equipment segment cost of sales was $1.81 billion, or 80.8% of sales, in the first nine months of fiscal 2016 compared to $2.06 billion, or 78.4% of sales, in the first nine months of fiscal 2015. The 240 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was largely due to a more competitive pricing environment (100 basis points) in the first nine months of fiscal 2016, adverse manufacturing absorption (40 basis points) associated with lower production and adverse product mix (60 basis points), offset in part by lower spending on engine emissions standards changes (80 basis points).

Defense segment cost of sales was $751.6 million, or 85.5% of sales, in the first nine months of fiscal 2016 compared to $580.1 million, or 93.2% of sales, in the first nine months of fiscal 2015. The 770 basis point decrease in cost of sales as a percent of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily attributable to favorable product mix (430 basis points), contractual price increases (280 basis points) and lower Company funded research & development related to the JLTV program (270 basis points), offset in part by start-up costs to ramp-up production levels (80 basis points), costs associated with a specific warranty campaign (60 basis points) and the absence of a pension and other postretirement curtailment benefit recorded in the first nine months of fiscal 2015 (50 basis points).

Fire & emergency segment cost of sales was $599.0 million, or 86.0% of sales, in the first nine months of fiscal 2016 compared to $499.3 million, or 87.6% of sales, in the first nine months of fiscal 2015. The 160 basis point decrease in cost of sales as a percent of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily attributable to favorable pricing (130 basis points) and improved production efficiencies and absorption (50 basis points).

Commercial segment cost of sales was $604.3 million, or 83.4% of sales, in the first nine months of fiscal 2016 compared to $612.5 million, or 84.5% of sales, in the first nine months of fiscal 2015. The 110 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was largely due to favorable product mix (130 basis points) as a result of lower package sales.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing plant start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2016	2015	2016	2015
Operating income (loss):
Access equipment	$122.1	$136.4	$218.2	$350.5
Defense	19.1	(7.1)	70.1	(9.3)
Fire & emergency	19.7	9.6	44.7	20.1
Commercial	23.8	22.4	49.9	43.4
Corporate	(37.9)	(24.7)	(114.4)	(92.8)
Intersegment eliminations	—	—	—	0.1
	$146.8	$136.6	$268.5	$312.0

Third Quarter Fiscal 2016 Compared to 2015

Consolidated operating income increased 7.5% to $146.8 million, or 8.4% of sales, in the third quarter of fiscal 2016 compared to $136.6 million, or 8.5% of sales, in the third quarter of fiscal 2015. The increase in operating income in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to higher consolidated sales and improved mix in the defense segment, offset in part by higher accrued incentive compensation expense. Results for the third quarter of fiscal 2015 reflected a year-to-date reversal of incentive compensation expense to adjust amounts accrued earlier in fiscal 2015 as a result of the reduction in fiscal 2015 projected results.

Access equipment segment operating income decreased 10.4% to $122.1 million, or 12.8% of sales, in the third quarter of fiscal 2016 compared to $136.4 million, or 14.6% of sales, in the third quarter of fiscal 2015. The decrease in operating income in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily the result of a challenging pricing environment (down $25 million) and higher incentive compensation expense (up $11 million), offset in part by lower spending on engine emissions standards changes (down $15 million) and the higher gross income associated with higher sales volume (up $10 million). Results for the third quarter of fiscal 2015 reflected a year-to-date reversal of incentive compensation expense to adjust amounts accrued earlier in fiscal 2015 as a result of the reduction in fiscal 2015 projected results.

Defense segment operating income increased 369.3% to $19.1 million, or 7.2% of sales, in the third quarter of fiscal 2016 compared to an operating loss of $7.1 million, or 3.7% of sales, in the third quarter of fiscal 2015. The increase in operating results in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was largely due to favorable product mix, contractual price increases (up $11 million) and higher gross income associated with higher sales (up $8 million).

Fire & emergency segment operating income increased 105.0% to $19.7 million, or 7.9% of sales, in the third quarter of fiscal 2016 compared to $9.6 million, or 4.8% of sales, in the third quarter of fiscal 2015. The increase in operating results in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was largely due to higher gross income on higher sales volume (up $5 million) and improved pricing (up $5 million).

Commercial segment operating income increased 6.2% to $23.8 million, or 8.3% of sales, in the third quarter of fiscal 2016 compared to $22.4 million, or 7.6% of sales, in the third quarter of fiscal 2015. The increase in operating income in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily a result of improved product mix.

Corporate operating costs increased $13.2 million to $37.9 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase in corporate operating costs in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to higher incentive compensation expense as the third quarter of fiscal 2015 results reflected a year-to-date reversal of incentive compensation expense to adjust amounts accrued earlier in fiscal 2015 as a result of the reduction in fiscal 2015 projected results.

Consolidated selling, general and administrative expenses increased 15.2% to $154.7 million, or 8.9% of sales, in the third quarter of fiscal 2016 compared to $134.2 million, or 8.3% of sales, in the third quarter of fiscal 2015. The increase in consolidated selling, general and administrative expenses in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was generally a result of higher incentive compensation expense. Results for the third quarter of fiscal 2015 reflected a year-to-date reversal of incentive compensation expense to adjust amounts accrued earlier in fiscal 2015 as a result of the reduction in fiscal 2015 projected results.

First Nine Months of Fiscal 2016 Compared to 2015

Consolidated operating income decreased 13.9% to $268.5 million, or 5.9% of sales, in the first nine months of fiscal 2016 compared to $312.0 million, or 6.9% of sales, in the first nine months of fiscal 2015. The decline in operating income was driven by the lower gross income associated with lower access equipment segment sales and start-up costs associated with a shared production facility in Mexico, offset in part by improved performance in the defense, fire & emergency and commercial segments.

Access equipment segment operating income decreased 37.7% to $218.2 million, or 9.8% of sales, in the first nine months of fiscal 2016 compared to $350.5 million, or 13.3% of sales, in the first nine months of fiscal 2015. The decrease in operating income was primarily the result of the lower gross income associated with lower sales volume (down $101 million), a challenging pricing environment (down $31 million), and higher incentive compensation expense (up $9 million), offset in part by lower spending (down $32 million) on engine emissions standards changes. Results for the first nine months of fiscal 2015 also benefited from a $8 million vendor recovery settlement.

The defense segment reported operating income of $70.1 million, or 8.0% of sales, in the first nine months of fiscal 2016 compared to an operating loss of $9.3 million, or 1.5% of sales, in the first nine months of fiscal 2015. Defense segment results for the first nine months of fiscal 2015 included a $3 million other postretirement curtailment benefit. The increase in operating income was largely due to favorable product mix, higher gross income associated with higher sales (up $35 million) and contractual price increases (up $29 million), offset in part by start-up costs to ramp-up production levels.

Fire & emergency segment operating income increased 122.3% to $44.7 million, or 6.4% of sales, in the first nine months of fiscal 2016 compared to $20.1 million, or 3.5% of sales, in the first nine months of fiscal 2015. Higher gross income on higher sales volume was the largest contributor to the increase in operating income.

Commercial segment operating income increased 14.9% to $49.9 million, or 6.9% of sales, in the first nine months of fiscal 2016 compared to $43.4 million, or 6.0% of sales, in the first nine months of fiscal 2015. The increase in operating income was primarily a result of favorable product mix.

Corporate operating costs increased $21.6 million to $114.4 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The increase in corporate operating costs in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to increased costs to support the start-up of a shared production facility in Mexico (up $13 million) and higher incentive compensation expense.

Consolidated selling, general and administrative expenses increased 2.5% to $448.7 million, or 9.9% of sales, in the first nine months of fiscal 2016 compared to $437.5 million, or 9.7% of sales, in the first nine months of fiscal 2015. The increase in consolidated selling, general and administrative expenses in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was generally a result of higher incentive compensation, offset in part by reductions in outside services spending.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2016 Compared to 2015

Interest expense net of interest income increased $2.7 million to $15.3 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 as a result of increased borrowings to support higher working capital levels.

Other miscellaneous income of $0.8 million in the third quarter of fiscal 2016 and other miscellaneous expense of $0.2 million in the third quarter of fiscal 2015 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $48.4 million in the third quarter of fiscal 2016, or 36.6% of pre-tax income, compared to $34.8 million, or 28.1% of pre-tax income in the third quarter of fiscal 2015. Results for the third quarter of fiscal 2016 were adversely impacted by a year-to-date adjustment to increase tax expense as a result of a higher estimated mix of domestic income versus lower-tax rate foreign income. The Company recorded a $7.5 million reduction of income tax reserves in the third quarter of fiscal 2015 related to settlement of tax audits and expiration of statutes of limitations.

Equity in earnings of unconsolidated affiliates of $0.3 million in the third quarter of fiscal 2016 and $0.9 million in the third quarter of fiscal 2015 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2016 Compared to 2015

Interest expense net of interest income decreased $9.9 million to $44.5 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The Company incurred $14.7 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during the first nine months of fiscal 2015. The full year benefit in fiscal 2016 of lower interest rates on the senior notes refinanced in the second quarter of fiscal 2015 was offset by increased borrowings to support increased working capital.

Other miscellaneous expense of $0.2 million in the first nine months of fiscal 2016 and 2015 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $70.4 million in the first nine months of fiscal 2016, or 31.5% of pre-tax income, compared to $80.5 million, or 31.3% of pre-tax income in the first nine months of fiscal 2015. Results for the first nine months of fiscal 2016 were favorably impacted by discrete tax benefits, including a $3.5 million benefit due to a provision to return adjustment on the Company's 2015 federal income tax return (160 basis points) and a $2.4 million benefit for the retroactive reinstatement of the U.S. research and development tax credit (110 basis points). Results for the first nine months of fiscal 2015 were favorably impacted by a $7.5 million (290 basis points) reduction of income tax reserves as a result of favorable tax audit settlements and the expiration of statutes of limitations in the period and a $2.2 million (90 basis points) benefit resulting from the reinstatement of the U.S. research and development tax credit.

Equity in earnings of unconsolidated affiliates of $1.5 million in the first nine months of fiscal 2016 and $2.3 million in the first nine months of fiscal 2015 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. At June 30, 2016, the Company had cash and cash equivalents of $45.5 million. The Company expects to meet its fiscal 2016 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $631.2 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of June 30, 2016. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

Financial Condition at June 30, 2016

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2016	2015
Cash and cash equivalents	$45.5	$42.9
Total debt	967.0	938.5
Shareholders’ equity	1,944.4	1,911.1
Total capitalization (debt plus equity)	2,911.4	2,849.6
Debt to total capitalization	33.2%	32.9%

The Company's ratio of debt to total capitalization of 33.2% at June 30, 2016 remained within its targeted range. The Company's capital structure in the first nine months of fiscal 2016 was impacted by the Company's repurchase of 2.5 million shares of its Common Stock in the period at an aggregate cost of $100.1 million. As of June 30, 2016, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 50 days at September 30, 2015 to 59 days at June 30, 2016. The increase in days sales outstanding is primarily related to the defense segment. Days sales outstanding for segments other than the defense segment were 53 days at both September 30, 2015 and June 30, 2016. Days sales outstanding in the defense segment increased from 38 days at September 30, 2015 to 90 days at June 30, 2016 as the Company experienced a slowdown in payments from its international customers. The Company received a large payment in early July 2016 from an international customer and believes that days sales outstanding in the defense segment will normalize by the end of the fiscal year. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.3 times at September 30, 2015 to 3.6 times at June 30, 2016 as a result of the Company building inventory in its defense segment in anticipation of M-ATV vehicle deliveries under the international contract award received in the second quarter of fiscal 2016 and higher inventory levels in the access equipment segment.

Cash Flows

Operating Cash Flows

Operating activities generated $161.9 million of cash in the first nine months of fiscal 2016 compared to a net use of cash of $36.6 million in the first nine months of fiscal 2015. Cash used by operating activities in the first nine months of fiscal 2015 was primarily due to inventory build in the access equipment and defense segments. The access equipment segment significantly reduced inventory levels during the third quarter of fiscal 2016, and the Company believes that the segment will achieve its targeted inventory reductions by fiscal 2016 year-end.

Investing Cash Flows

Investing activities used cash of $61.0 million in the first nine months of fiscal 2016 compared to $103.8 million in the first nine months of fiscal 2015. Capital spending, excluding equipment held for rental, of $62.3 million in the first nine months of fiscal 2016 reflected a decrease of $37.7 million compared to capital spending in the first nine months of fiscal 2015 largely as a result of investments the Company made in its vertical integration strategy in the first nine months of fiscal 2015. In fiscal 2016, the Company expects capital spending to be approximately $100 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $103.4 million in the first nine months of fiscal 2016 compared to a net use of cash of $127.0 million in the first nine months of fiscal 2015. In the first nine months of fiscal 2016 and 2015, the Company repurchased shares of its Common Stock under its share repurchase authorization at an aggregate cost of $100.1 million and $88.1 million, respectively.

Liquidity

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2016 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of both note issuances were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

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

Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed, other than as noted below.

The Company continues to utilize the percentage-of-completion accounting method for sales to the U.S. government for contracts involving non-commercial products manufactured to the government's specification. Historically, the Company has generally used an output method (units accepted) to record progress/revenue under such contracts. Because the Company's JLTV contract includes significant contract deliverables and performance obligations separate from unit vehicle deliverables the Company has determined that measurement of progress on the JLTV contract is best determined using an input measure (cost incurred). Under the cost-to-cost approach, revenue and an estimated profit are recognized on the contract in the proportion that cost incurred on the contract bears to the total estimated costs for the contract. The Company adopted this accounting method for the JLTV contract in the third quarter of fiscal 2016 as it recorded initial revenue under the contract. To date, the Company has recorded revenues of approximately $25 million under the JLTV contract.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in the first nine months of fiscal 2016. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2016 increased 43.7% to $3.72 billion compared to $2.59 billion at June 30, 2015. Access equipment segment backlog decreased 5.1% to $374.6 million at June 30, 2016 compared to $394.9 million at June 30, 2015. Defense segment backlog increased 88.1% to $2.29 billion at June 30, 2016 compared to $1.22 billion at June 30, 2015 due largely to new domestic contract awards and a contract from an international customer for over 1,000 M-ATVs. Fire & emergency segment backlog increased 12.0% to $852.8 million at June 30, 2016 compared to $761.1 million at June 30, 2015 due primarily to increased orders for domestic fire apparatus as a result of market growth and share gains. Commercial segment backlog decreased 5.3% to $206.3 million at June 30, 2016 compared to $218.0 million at June 30, 2015. Unit backlog for concrete mixers was down 12.0% at June 30, 2016 compared to June 30, 2015. Unit backlog for refuse collection vehicles was down 11.8% at June 30, 2016 compared to June 30, 2015. The decrease in unit backlog in the commercial segment exceeds the dollar backlog decrease, as the June 30, 2016 backlog contained more package units, which include both a body and a chassis.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 67% of the Company’s June 30, 2016 backlog is not expected to be filled in fiscal 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2015, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The high levels of sales in our defense segment between fiscal 2002 and 2013 were due in significant part to demand for defense tactical wheeled vehicles, replacement parts and services (including armoring) and vehicle remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Virtually all U.S. troops have been withdrawn from Iraq and from Afghanistan. These troop redeployments resulted in significant reductions in the level of defense funding allocated to support U.S. military involvement in those conflicts. In addition, current economic and political conditions continue to put significant pressure on the U.S. federal budget, including the defense budget. While projected funding levels for our defense programs have improved compared to the most recent years, current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the Iraq and Afghanistan conflicts. The DoD could also seek to reprogram certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget allocations. In addition, the Budget Control Act of 2011 contained an automatic sequestration feature that may require additional cuts to defense spending through fiscal 2023 if the budget caps within the agreement are exceeded. The two-year U.S. federal budget agreement signed by the President in December 2015 removed the threat of sequestration in the U.S. federal government’s fiscal 2016 and 2017 budgets, but absent future budget agreements, the full effect of sequestration could return in the government’s fiscal 2018 budget. The magnitude of the adverse impact that federal budget pressures will have on funding for our defense programs is unknown. Furthermore, our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive.

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

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment, commercial and fire & emergency products as compared to historical levels. Lower U.S. and European housing starts and non-residential construction spending compared to historical levels are limiting potential sales volume increases in the access equipment and commercial segments. In addition, lower U.S. housing starts versus historical levels since fiscal 2008 also adversely impacted municipal tax revenue, which negatively impacted demand for refuse collection vehicles and fire apparatus and delayed the recovery in these markets. While demand in our access equipment markets has rebounded from historical lows that we experienced during the Great Recession, such demand is dependent on global economies and may not be sustainable. During the second half of fiscal 2015 and the first three quarters of fiscal 2016, we experienced a slowdown in access equipment orders and purchases due to the impact of lower oil and gas prices on access equipment rental utilization and lower cyclical replacement demand. Less access equipment was purchased during the Great Recession, resulting in less aged equipment that needs to be replaced at this time. We believe this slowdown will continue for the remainder of fiscal 2016 and into fiscal 2017. A lack of sustained improvement in residential and non-residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We currently believe construction-driven demand will not be adequate to fully offset anticipated reduced access equipment replacement demand resulting from very low industry purchases in 2009 and 2010 leading to an expected 13% to 15% sales decline in our access equipment segment in fiscal 2016. Despite modest U.S. construction growth over the past year, access equipment and concrete mixer customers have adopted a cautious approach to fleet replacement/expansion, generally wanting to confirm that construction activity in the U.S. will support solid rental fleet utilization and rental rates. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

•
A slower or less significant recovery in any of our global markets than we expect, especially in the access equipment markets in Europe, Australia and Latin America and the concrete mixer market in North America where the recovery has been slower than expected;

•
Construction-driven demand in the access equipment segment that will not be adequate to fully offset reductions in replacement demand resulting from very low industry purchases during the Great Recession;

•	Greater than expected declines in DoD tactical wheeled vehicle spending;

•
Adverse impacts of a continued strong U.S. dollar compared to other currencies globally on the competitiveness of our U.S. exports to global markets and on the translation of foreign operating results into U.S. dollars;

•	Our inability to design new products that meet our customers’ requirements and bring them to market;

•	Our inability to adjust our cost structure in response to lower access equipment and concrete mixer sales;

•	Higher costs than anticipated to launch new products or delays in new product launches;

•	Greater than expected pressure on municipal budgets;

•	Our inability to raise prices to offset cost increases or increase margins;

•	The possibility that commodity cost escalations could erode profits;

•	Low cost competitors aggressively entering one or more of our markets with significantly lower pricing;

•	Primary competitors vying for share gains through aggressive price competition;

•	Our inability to obtain and retain adequate resources to support production ramp-ups, including management personnel;

•	The inability of our supply base to keep pace with increased demand during an economic recovery or during times of heavy demand for our defense products;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy; and

•
Uncertainty regarding timing of funding or payments on key large international defense tactical wheeled vehicle contracts, including contracts for M-ATVs. We have made commitments to purchase materials and components based on the expectation that we would receive timely funding or payments under those M-ATV contracts. If we do not receive timely funding or payments under those M-ATV contracts, disruptions may result to our manufacturing and delivery schedules, and correspondingly to our suppliers, that could cause us to record higher product costs and potentially charges for excess or obsolete inventory to the extent we build product and are unable to complete contracts or find alternate uses for the materials and components and cannot otherwise realize value for them.

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

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or cancelled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, similar to that which occurred in October 2013. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

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

•
The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In particular, the DoD has begun a process to recompete the FMTV program. We expect the U.S. government will issue requests for proposal from interested parties in fiscal 2016 for proposal submission sometime in fiscal 2017 and award a new FMTV production contract to the successful bidder sometime thereafter. In addition, the U.S. government has become more aggressive in seeking to acquire the intellectual property and design rights to our current and potential future programs to facilitate competition for manufacturing our vehicles. Sale of intellectual property and design rights to the DoD was an evaluation factor in the JLTV production contract competition and may be an evaluation factor in other future U.S. government contract competitions.

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

•
Our defense tactical wheeled vehicle contracts are large in size and require significant personnel and production resources, and when our defense tactical wheeled vehicle customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. During the past three years, we have completed significant reductions to our production and office workforce within our defense segment. If we are unable to effectively ramp up our workforce, as we are currently starting to do to support the JLTV program, our future earnings and cash flows would be adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of June 30, 2016, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2016. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the third quarter of fiscal 2016.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 28, 2016	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

July 28, 2016	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 28, 2016	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2016.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.