Form 10-K
period 2016-09-30
OSHKOSH CORP
filed 2016-11-22
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
At March 31, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $2,989,656,153 (based on the closing price of $40.87 per share on the New York Stock Exchange as of such date).
As of November 15, 2016, 74,465,359 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2016 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), Oshkosh Defense, LLC and its wholly-owned subsidiary (including its predecessor, Oshkosh Defense), Pierce Manufacturing Inc. (Pierce), McNeilus Companies, Inc. (McNeilus) and its wholly-owned subsidiaries, Oshkosh Airport Products, LLC (Airport Products), Kewaunee Fabrications, LLC (Kewaunee), Oshkosh Commercial Products, LLC (Oshkosh Commercial), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO), London Machinery Inc. and its wholly-owned subsidiary (London) and Iowa Mold Tooling Co., Inc. (IMT) or any other subsidiaries.
The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “Command Zone™,” “TAK-4®,” “PUC™,” “Saber®,” “Hercules™,” “Husky™,” “Ascendant™,” “SkyTrak®,” “TerraMax™,” “ProPulse®” and “Power Towers™” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.
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
Cautionary Statement About Forward-Looking Statements
The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2017 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the outcome of a competitor’s protest of orders we received from the DoD; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle (FMTV) production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act (FCPA); the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” and “Fiscal 2017 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 22, 2016. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four-wheel drive technology, and off road mobility technology remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 48.0%, 21.5%, 15.0% and 15.5%, respectively, of the Company’s consolidated net sales in fiscal 2016. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share employees and manufacturing and distribution facilities, which results in the Company being an integrated specialty vehicle manufacturer. The Company made approximately 19%, 15% and 24% of its net sales for fiscal 2016, 2015 and 2014, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 22 of the Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The access equipment segment also includes Jerr-Dan-branded tow trucks (wreckers) and roll-back vehicle carriers (carriers) sold to towing companies in the U.S. and abroad.

The Company's defense segment has manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (HEMTT) contract for the DoD and thereafter developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units and light-payload tactical vehicles, through its Mine Resistant Ambush Protected All Terrain Vehicles (M-ATV). In October 2011, Oshkosh Defense introduced the Light Combat All-Terrain Vehicle (L-ATV) to continue to expand its light protected tactical wheeled vehicle offering. The L-ATV incorporates field-proven technologies, advanced armor solutions and expeditionary levels of off-road mobility to redefine safety and performance standards. The L-ATV also is designed for future growth, with the ability to accept additional armor packages and technology upgrades as the mission requires. The L-ATV was Oshkosh Defense's entrant in the DoD's Joint Light Tactical Vehicle (JLTV) competition. In August 2015, the DoD awarded the Company an eight-year fixed price contract valued at $6.7 billion for the production and delivery of approximately 17,000 (subsequently increased to over 18,000) vehicles and sustaining services under the U.S. Army and Marine Corps JLTV program. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles as well as support services and engineering. The Company believes that international interest in the JLTV will contribute to strong demand for this revolutionary new defense vehicle.

The Company’s fire & emergency segment manufactures custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

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

Strong Management Team. The Company is led by President and Chief Executive Officer Wilson R. Jones who has been employed by the Company since 2005. Mr. Jones succeeds the former Chief Executive Officer, Charles L. Szews, who retired from the Company effective December 31, 2015. Mr. Jones is complemented by an experienced senior management team that has been assembled through internal promotions and new hires. The management team has successfully executed a strategic reshaping and expansion of the Company's business, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and maintaining a strong balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 with the assistance of a globally-recognized consulting firm that culminated in the creation of the Company’s roadmap, named MOVE, to deliver outstanding long-term shareholder value. The Company reassessed the MOVE strategy in fiscal 2016 and concluded that opportunities remained for MOVE to continue to guide the Company's path forward. The Company has recommitted itself to a refreshed MOVE strategy and expects to continue to pursue and measure itself against MOVE initiatives in 2017 and beyond.

The updated MOVE strategy consists of the following four key initiatives:

Market Leader Delighting Customers. This initiative focuses on growing profitability by maintaining intense focus on customer experience. By tapping into the voice of the customer, the Company aims to deliver superior products and services under this initiative. The Company drives consistent customer experience through the use of standard processes and tools throughout the organization. Customers derive value by working with a partner that provides total customer care throughout the product life cycle. The Company's goal is to delight its customers.

Optimize Cost and Capital Structure. This initiative focuses on optimizing the Company's cost and capital structure (“O” initiative) to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs and opportunistically using its expected free cash flow to return capital to shareholders or invest in acquisition opportunities. The Company utilizes a comprehensive lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality and to deliver low product life cycle costs for its customers. Lean is a methodology to eliminate non-value added work from a process stream. The Company also embraces organizational simplification by focusing on what drives value to customers and objectively allocating time and resources in these areas. As a result of its focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins. The Company is targeting a $55 million year over year cost reduction under the “O” initiative in fiscal 2017.

Value Innovation. This initiative focuses on emphasizing the Company's new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. The Company is targeting that new product sales will drive 15% - 20% of its fiscal 2017 revenue.

Emerging Market Growth. This initiative focuses on the Company's continued expansion into those specialty vehicle and vehicle body markets globally where it has acquired or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company has sales and service offices in Russia, India, Saudi Arabia, China, South Korea and Japan to pursue various opportunities in each of those countries. In addition, the Company recently expanded its sales and aftermarket personnel in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets. The Company is targeting a 15% - 20% increase in international sales under this initiative in fiscal 2017.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also produces a line of telehandlers for the European agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr's dealer network. Through its acquisition of Power Towers Ltd. in 2015, the Company is a leading manufacturer and marketer of low level access equipment in the United Kingdom, Europe and the Middle East. Power Towers Ltd. offers a range of award-winning low level lifts, both self-propelled and push around types, to meet the demands of the rapidly expanding low level access market within the access equipment industry.

Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations in which the Company holds equity positions.

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

Defense segment. The Company, through Oshkosh Defense, has sold products to the DoD for over 90 years. Oshkosh Defense also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Mine Resistant Ambush Protected (MRAP) tactical wheeled vehicles and related service and sustainment for the DoD and has expanded its product offerings to include light tactical wheeled vehicles. Oshkosh Defense manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense's proprietary military product line of heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (HET), the Palletized Load System (PLS), and the Logistic Vehicle System Replacement (LVSR). Oshkosh Defense's proprietary military medium-payload tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (MTVR). Oshkosh Defense's proprietary M-ATV was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In June 2009, the DoD awarded Oshkosh Defense a sole source contract for M-ATVs and associated aftermarket parts packages. Since receiving the initial contract award Oshkosh Defense has delivered over 8,700 M-ATVs domestically and over 1,600 M-ATVs internationally. In fiscal 2016 Oshkosh Defense completed contract requirements to deliver 273 M-ATVs to an international customer and began to perform under a separate international contract delivering 325 M-ATVs. The Company expects to deliver approximately 1,000 more M-ATVs under this contract in fiscal 2017.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of FMTVs under the U.S. Army's FMTV Rebuy program. Originally a five-year requirements contract, in fiscal 2015 the DoD extended the FMTV Rebuy program to allow for the delivery of vehicles and trailers through February 2017. In September 2016, the U.S. Army extended the FMTV contract through a contract modification that included orders to Oshkosh Defense to produce FMTV trucks and trailers through July 2018. A competitor filed a protest with the Government Accountability Office (GAO) challenging the contract extension to Oshkosh Defense. This protest was subsequently withdrawn.

In June 2015, the DoD awarded Oshkosh Defense a new Family of Heavy Tactical Vehicles (FHTV) contract for the recapitalization of HEMTT, HET and PLS vehicles as well as associated logistics and configuration management support. The contract is a five-year requirements contract for the continued remanufacturing of FHTV vehicles through fiscal 2020. The contract is fixed-price incentive firm where the price paid to the Company is subject to adjustment based on actual costs incurred. The impact of pricing adjustments under fixed-price incentive firm contracts are generally shared by the Company and the customer. The Company delivered 1,319 vehicles under this contract in fiscal 2016, with remaining vehicles under contract expected to be delivered through early fiscal 2018.

In August 2015, the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of approximately 17,000 (subsequently increased to over 18,000) vehicles and sustaining services. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles, support services and engineering. The Company began work on the contract in fiscal 2016, delivering its first production JLTV vehicles to the U.S. Army in September 2016.

In addition to retaining its current defense truck contracts, the Company’s objective is to continue to diversify into other areas of the U.S. and international defense vehicle markets by expanding applications, uses and vehicle body styles of its current tactical truck lines and growing aftermarket product and service offerings.

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

The Company, through Airport Products, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport, Baltimore-Washington International Airport, and Dallas/Fort Worth International Airport in the U.S., are served by the Company’s ARFF vehicles. The U.S. Government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world. Internationally, the Company's vehicles serve, among others, Beijing, China and more than twenty other airports in China; Singapore; Toronto and Quebec, Canada; Abu Dhabi, UAE; Birmingham, Cardiff, Manchester and Liverpool, United Kingdom; and Moscow, Russia. The Company has recently delivered ARFF vehicles to multiple airports throughout Kuwait, Southeast Asia, Papua New Guinea, Mexico, Chile and Argentina. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through Airport Products, is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Dallas/Fort Worth International Airport, Hartsfield-Jackson International Airport, Minneapolis-St. Paul International Airport and O’Hare International Airport in the U.S. and Beijing, China; Incheon, South Korea; and Toronto and Montreal, Canada internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

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

The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Equipment Finance, LLC, doing business as Oshkosh Capital. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The Company executes the lease financing transactions through a private label arrangement with an independent third-party finance company. The Company typically provides credit support in connection with these financing and leasing arrangements.

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

Access equipment segment. JLG’s products are marketed across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other Company owned sales and service branches. JLG maintains a broad internal sales force that is comprised of employees worldwide. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among JLG’s approximately 20 international sales and service offices.

JLG produces a variety of its own branded telehandlers and manufactures the Caterpillar-branded telehandlers under a license to Caterpillar Inc. for their worldwide Caterpillar Inc. distribution network. JLG also produces a line of telehandlers for the European agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

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

Fire & emergency segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through approximately 30 independent sales and service organizations with hundreds of sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection process. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service. Pierce also sells directly to the DoD and other U.S. government agencies. Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas. Additionally, Pierce sells fire apparatus to numerous international municipal and industrial fire departments through a network of international dealers. The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of direct sales representatives domestically and an extensive network of representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company's snow removal business uses a combination of internal sales and service representatives and distributor locations to focus on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Moscow, Russia; Tonneins, France; and Singapore to support airport product vehicle sales and aftermarket sales and support in Europe, the Middle East, China, Russia, South America and Southeast Asia.

Commercial segment. The Company operates 28 distribution centers with hundreds of in-house sales and service representatives in North America to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. The Company also uses independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

IMT distributes its products through approximately 90 dealers in over one hundred locations worldwide, including approximately 30 international dealers. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

McNeilus owns a 49% interest in Mezcladoras Trailers de Mexico, S.A. de C.V. (Mezcladoras), a manufacturer of concrete mixers and small refuse collection vehicle bodies for distribution in Mexico and Latin America.

Manufacturing

As of November 22, 2016, the Company manufactures vehicles and vehicle bodies at 31 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company opened a new state of the art manufacturing facility in Leon, Mexico during fiscal 2015 that is designed to supply components to multiple Company businesses and that is expected to contribute to the attainment of the Company's production initiatives.

The Company uses a common Quality Management System globally in an effort to deliver consistent, high quality products and services to customers. The Company educates and trains all employees at its facilities in quality principles. The Company encourages employees at all levels of the Company to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and produce continuous improvement in all work processes. The Company utilizes quality gates at its manufacturing facilities to catch quality issues earlier in the process and to perform a root cause analysis at their source, resulting in improved quality, fewer defects and less rework. ISO 9001 is a set of internationally-accepted quality requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by preventing nonconformity in design, development, production, installation and servicing of products. Most of the Company’s facilities are ISO 9001 certified.

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

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains seven facilities for new product development and testing with a staff of approximately 1,200 engineers and technicians who are dedicated to improving existing products, development and testing of new vehicles, vehicle bodies and components and sustaining its production activities. The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some level of custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of engineers and engineering technicians to sustain its production activities, and it regularly outsources some engineering activities in connection with new product development projects.

For fiscal 2016, 2015 and 2014, the Company incurred research and development expenditures of $103.1 million, $147.9 million and $142.0 million, respectively, portions of which were recoverable from customers, principally the U.S. government. Lower spending in fiscal 2016 generally was due to completion of the product design costs associated with Tier IV engine emission requirements in the Company's access equipment segment and JLTV development costs in the defense segment.

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

Defense segment. Oshkosh Defense produces heavy- and medium-payload, MRAP and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corporation, Lockheed Martin, AM General, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company's vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget. The overall military drawdowns in Iraq and Afghanistan and stated defense budget reductions have resulted in lower demand for tactical wheeled vehicles, and future program competitions could involve weighting price more heavily than the past competitive factors described above. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company's current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of the bidders to license their design rights to the DoD was an evaluation factor in the JLTV contract competition.

The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under current contracts. In particular, the DoD has begun a process to recompete the FMTV program. In October 2016, the DoD issued requests for proposal to qualified bidders to submit a proposal to produce FMTVs for a five year period beginning in January 2020. The deadline for proposal submissions is January 2017, and a new FMTV production contract award to the successful bidder is expected in the second half of fiscal 2017.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG, Emergency One, Inc. and Kovatch Mobile Equipment Corp. (both owned by REV Group, Inc.), and numerous smaller, regional manufacturers. The principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics and the new Ascendant 107' aerial fire truck utilizing a single rear axle.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF vehicle sales is Rosenbauer International AG. Airport Products also manufactures snow removal vehicles, principally for U.S. and Canadian airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc. and Wausau-Everest LP (owned by Alamo Group, Inc.). Principal methods of competition are product performance, price, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in fiscal 2016. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2016 increased 35.7% to $3.54 billion compared to $2.61 billion at September 30, 2015 due largely to an increase in the defense segment backlog as a result of new contracts in fiscal 2016. Access equipment segment backlog decreased 14.5% to $179.3 million at September 30, 2016 compared to $209.7 million at September 30, 2015 primarily due to the slowdown in North American replacement demand. Defense segment backlog increased 65.0% to $2.33 billion at September 30, 2016 compared to $1.41 billion at September 30, 2015 primarily due to the receipt of a large international contract for the delivery of M-ATVs, higher order levels on the FHTV and FMTV programs and increased funding for the JLTV program. Defense segment backlog at September 30, 2016 includes orders under the recently extended FMTV contract. A third party protest of the FMTV contract extension was subsequently withdrawn. Fire & emergency segment backlog increased 7.9% to $852.9 million at September 30, 2016 compared to $790.7 million at September 30, 2015 due largely to increased orders for domestic fire trucks as a result of continued market recovery and share gains. Commercial segment backlog decreased 10.2% to $173.3 million at September 30, 2016 compared to $193.0 million at September 30, 2015. Unit backlog for concrete mixers and refuse collection vehicles as of September 30, 2016 was down 18.8% and 29.7%, respectively, compared to September 30, 2015 due to continued softness in the concrete mixer market and the timing of fleet replacement demand for refuse collection vehicles.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 18% of the Company’s September 30, 2016 backlog is not expected to be filled in fiscal 2017.

Government Contracts

Approximately 19% of the Company’s net sales for fiscal 2016 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The two-year U.S. federal budget agreement signed by the President in December 2015 removed the threat of sequestration in the U.S. federal government’s fiscal 2016 and 2017 budgets, but absent future budget agreements, the full effect of sequestration could return in the government’s fiscal 2018 budget. The magnitude of the adverse impact that federal budget pressures will have on funding for our defense programs is unknown. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

Oshkosh Defense's sales into defense vehicle markets are substantially dependent upon periodic awards of new contracts and the purchase of base vehicle quantities and the exercise of options under existing contracts. The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 9, 2016. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

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

U.S. government contracts generally permit the government to terminate a contract, in whole or part, at the governments convenience. If the U.S. government exercises its rights under this clause the contractor is entitled to payment for the allowable costs incurred and a reasonable profit on the work performed to date. The U.S. government can also terminate a contract for default. If a contract is terminated for default, the contractor is generally entitled to payment for work that has been accepted by the U.S. government. Termination for default may expose the Company to loss on work not yet accepted by the government and have a negative impact on the Company's ability to obtain future orders and contracts. The U.S. governments right to terminate its contracts has not had a material effect on the operations or financial condition of the Company.

The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government relating to the performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can lead to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts, or lose its export privileges based on the results of such proceedings. The Company believes that the outcome of all such audits and reviews that are now pending will not have a material effect on its financial condition, results of operations or cash flows.

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

While the Company purchases many costly components such as chassis, engines and transmissions, it manufactures certain proprietary components and systems. These components include front drive steer axles, transfer cases, transaxles, cabs, the TAK-4 independent suspension system, Hercules and Husky compressed air foam systems, the Command Zone vehicle control system, body structures and many smaller parts that add uniqueness and value to the Company’s products. The Company believes controlling the production of these components provides a significant competitive advantage and also serves to reduce the production costs of the Company’s products. The Company intends to continue to pursue vertical integration opportunities to further increase its competitive advantage.

Intellectual Property

Patents and licenses are important in the operation of the Company's business. One of management's objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 800 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2017 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps' MTVR and LVSR programs, the U.S. Army's PLS A1 program, the MRAP - Joint Program Office M-ATV program and the JLTV program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that contributed to the Company winning these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

In 2012, the Company introduced the newest TAK-4 independent suspension system configuration, TAK-4i, where the “i” stands for “intelligent.” The TAK-4i, which has been developed for rigorous military applications, provides 20 inches of wheel travel, a 25% improvement compared to the original TAK-4, and incorporates an adjustable ride height feature. The Company believes that the TAK-4i was a key factor in the Company's successful JLTV production contract award.

The Company believes that patents for certain components of its ProPulse hybrid electric drive system, Command Zone electronics system and TerraMax autonomous vehicle systems offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in each of the Company's segments.

As part of the Company’s long-term alliance with Caterpillar Inc., the Company acquired a non-exclusive, non-transferable worldwide license to use certain Caterpillar Inc. intellectual property through 2025 in connection with the design and manufacture of Caterpillar Inc.’s current telehandler products. Additionally, Caterpillar Inc. assigned to JLG certain patents and patent applications relating to the Caterpillar-branded telehandler products. JLG also produces a line of telehandlers for the European agricultural market under a license from SAME Deutz-Fahr and sells SAME Deutz-Fahr-branded telehandlers directly to SAME Deutz-Fahr’s dealer network.

The Company holds trademarks for “Oshkosh,” “Oshkosh Defense,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Pierce,” “McNeilus,” “Jerr-Dan,” “CON-E-CO,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Employees

As of September 30, 2016, the Company had approximately 13,800 employees. The United Auto Workers union (UAW) represented approximately 1,800 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers) represented approximately 215 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (Teamsters) represented approximately 135 employees at the Company’s Garner, Iowa facility. The Company's agreement with the UAW expires in September 2021. The Company's new five-year agreement with the Boilermakers extends through June 2022. The Company’s new five-year agreement with the Teamsters extends through May 2021. In addition, the majority of the Company’s approximately 2,200 employees located outside of the U.S. are represented by separate works councils or unions. The Company believes its relationship with employees is satisfactory.

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

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., Belgium, the United Kingdom, Canada, France, Australia, Romania, China and Mexico for sale throughout the world. Sales to customers outside of the U.S. were 24%, 21% and 23% of the Company’s consolidated sales for fiscal 2016, 2015 and 2014, respectively.

Financial information concerning the Company’s foreign and domestic operations and export sales is included in Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Available Information

The Company maintains a website with the address www.oshkoshcorporation.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes such materials to, the Securities and Exchange Commission (SEC).

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

The high levels of sales in our defense segment between fiscal 2008 and 2013 were due in significant part to demand for defense tactical wheeled vehicles, replacement parts and services (including armoring) and vehicle remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Significantly lower U.S. involvement in those conflicts has resulted in significant reductions in the level of defense funding. In addition, current economic and political conditions continue to put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the height of the Iraq and Afghanistan conflicts. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that may require additional cuts to defense spending through fiscal 2023 if the budget caps within the agreement are exceeded. The two-year U.S. federal budget agreement signed by the President in December 2015 removed the threat of sequestration in the U.S. federal government’s fiscal 2016 and 2017 budgets, but absent future budget agreements, the full effect of sequestration could return in the government’s fiscal 2018 budget. The magnitude of the adverse impact that federal budget pressures will have on funding for our defense programs is unknown.

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, including lower levels of purchasing during the Great Recession, which we believe is contributing to a decrease in access equipment sales, (v) by the timing of engine emissions standards changes, and (vi) by other factors, including oil and gas related activity. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures by large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures.

The global economic recovery has progressed at a slow pace, which has negatively impacted sales volumes for our access equipment and concrete placement products as compared to historical levels. Lower U.S. and European housing starts and non-residential construction spending compared to historical levels are limiting potential sales volume increases in the access equipment and commercial segments. In addition, lower U.S. housing starts since fiscal 2008 versus historical levels also adversely impacted municipal tax revenue, which negatively impacted demand for refuse collection vehicles and fire trucks and delayed the recovery in these markets. During the second half of fiscal 2015 and in fiscal 2016, we experienced a slowdown in access equipment orders and purchases due to the impact of lower oil and gas prices on access equipment rental utilization and lower cyclical replacement demand. Less access equipment was purchased during the Great Recession, resulting in less aged equipment that needs to be replaced at this time. We believe this slowdown will continue in fiscal 2017. A lack of sustained improvement in residential and non-residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We currently believe construction-driven demand will not be adequate to fully offset anticipated reduced access equipment replacement demand resulting from very low industry purchases in 2009 and 2010 leading to an expected 7% to 10% sales decline in our access equipment segment in fiscal 2017. Despite modest U.S. construction growth over the past year, access equipment and concrete mixer customers have adopted a cautious approach to fleet replacement/expansion, generally wanting to confirm that construction activity in the U.S. will support solid rental fleet utilization and rental rates. All of these factors, whether taken together or individually, could result in lower demand for our products. We cannot provide any assurance that the slow economic recovery will not progress even more slowly than what we or the market expect. If the global economic recovery progresses more slowly than what we or the market expect, then there could be a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 19% of our sales in fiscal 2016 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which changes may reduce revenues that we expect from our defense business, especially in light of federal budget pressures, lower levels of U.S. ground troops deployed in foreign conflicts, including Iraq and Afghanistan, sequestration and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

•
The U.S. government may not budget for or appropriate funding that we expect for our U.S. government contracts, including funding we expect from the President’s 2017 budget request, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. The DoD could also seek to reprogram certain funds originally planned for the purchase of vehicles manufactured by us under the current defense budget allocations.

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 9, 2016. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

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

•
The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In particular, the DoD has begun a process to recompete the FMTV program. The U.S. government issued requests for proposal from interested parties in October 2016 to produce FMTVs for a five year period starting approximately January 2020. The proposal submissions are due in January 2017, and we expect a new FMTV production contract award to the successful bidder in the second half of fiscal 2017.

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

•
Most of our contracts with the DoD are multi-year firm, fixed-price contracts. These contracts typically contain annual sales price increases. Under the JLTV contract, we bear the risk of material, labor and overhead cost escalation for the full eight years of the contract, which is 3 to 5 years longer than has been the case under our other defense contracts. We attempt to limit the risk related to raw material price fluctuations in the defense segment by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure. Furthermore, if our actual costs on any of these contracts exceed our projected costs, it could result in profits lower than historically realized or than we anticipate or net losses under these contracts.

•
We account for the JLTV contract utilizing the cost to cost method of percentage-of-completion accounting, which requires the use of estimates. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions for delivery schedule and technical issues. Due to the size and nature of the JLTV contract, the estimation of total revenues and cost at completion is complicated and subject to many variables. We must make assumptions regarding the expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Changes to model mix, production costs and rates, learning curve, supplier performance and/or certification issues can also impact these estimates. Any change in estimates relating to JLTV program costs may adversely affect future financial performance. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

•
We must spend significant sums on product development and testing, bid and proposal activities, and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.

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

•
Our defense business may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive. Our defense tactical wheeled vehicle contracts are large in size and require significant personnel and production resources, and when our defense tactical wheeled vehicle customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources. The start and completion of existing and new contract awards that we may receive can cause our defense business to fluctuate significantly. Between June 2013 and December 2014, we had significant reductions to our production and office workforce within our defense segment. If we are unable to effectively ramp up our workforce, as we are currently doing to support sales of international M-ATVs and the JLTV program, our future earnings and cash flows would be adversely affected.

•
We face uncertainty regarding timing of funding or payments on key large international defense tactical wheeled vehicle contracts, including contracts for M-ATVs. We have made commitments to purchase materials and components based on the expectation that we would receive timely funding or payments under those M-ATV contracts. If we do not receive timely funding or payments under those M-ATV contracts, disruptions may result to our manufacturing and delivery schedules, and correspondingly to our suppliers, that could cause us to record higher product costs and potentially charges for excess or obsolete inventory to the extent we build product and are unable to complete contracts or find alternate uses for the materials and components and cannot otherwise realize value for them. Uncertainty regarding timing of funding or payment could also cause us to delay shipment of products which could impact our ability to recognize revenue in fiscal 2017.

•
We periodically experience difficulties with sourcing sufficient vehicle carcasses from the U.S. military to maintain our defense tactical wheeled vehicles remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

We may not be able to execute on our MOVE strategy.

During our September 2016 Analyst Day, we announced our evolved MOVE strategy, which is our strategy to deliver long-term growth and earnings for our shareholders. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	Our inability to adopt the use of standard processes and tools to drive improve customer satisfaction;

•	Our inability to expand our aftermarket parts and service availability;

•	Our inability to improve our product quality;

•	Our inability to improve margins through simplification actions;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Our inability to design new products that meet our customers’ requirements and bring them to market;

•	Higher costs than anticipated to launch new products or delays in new product launches; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

We expect to incur costs and charges as a result of restructuring of facilities or operations that we expect will reduce on-going costs. These actions may be disruptive to our business and may not result in anticipated cost savings.

In the past, we have restructured facilities and operations in an effort to make our business more efficient, and we expect to continue to review our overall manufacturing and distribution footprint. During the fourth quarter of fiscal 2016 we announced our plan to outsource aftermarket parts distribution in the access equipment segment to a third party logistics company. In conjunction with this decision, we recorded charges of $27.8 million for asset impairments and workforce reductions. In the future, we may incur additional costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. This is particularly true in our access equipment and commercial segments where additional restructuring actions may be required as a result of challenging market conditions we are experiencing in these segments. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

Raw material price fluctuations may adversely affect our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum-based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. It is foreseeable that costs for these items may increase in the future due to one or more of the following: a sustained economic recovery, political unrest in certain countries or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our financial condition, profitability and/or cash flows. Additionally, if commodity costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Approximately 24% of our net sales in fiscal 2016 were attributable to products sold outside of the United States, of which approximately 70% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency, as we experienced during fiscal 2015 and 2016, can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted for the United Kingdom to exit the European Union (Brexit), the announcement of which resulted in a significant devaluation of the British pound sterling. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Brazilian real, the Australian dollar and the British pound sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2016, we had consolidated gross receivables of $1.07 billion. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $563.2 million, under which we estimate our maximum exposure to be $116.3 million. We evaluate the collectibility of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment's ten largest debtors at September 30, 2016 represented approximately 29% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2016, approximately 90% of these intangibles were concentrated in the access equipment segment. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management's assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

We had $855 million of debt outstanding as of September 30, 2016, which consisted primarily of a $355 million term loan under our credit agreement maturing in March 2019 and $500 million of senior notes, $250 million of which mature in March 2022 and $250 million of which mature in March 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

Expanding international operations and sales is a significant part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation, uncertainties or delays in collection of accounts receivable and differences in business practices. We may incur increased costs, including increased supply chain costs, and experience delays or disruptions in production schedules, product deliveries or payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. Some of these international sales require financing to enable potential customers to make purchases. Availability of financing to non-U.S. customers depends in part on the U.S. Export-Import Bank. If U.S. Export-Import Bank authorization financing is not secured for certain transactions, we may not be able to effectively compete for international sales against foreign competitors who are able to benefit from direct or indirect financial support from governments where they have operations. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

As a result of our international operations and sales, we are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. We are also increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory or business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our results could be adversely affected by severe weather, natural disasters, and other events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including earthquakes, hurricanes or tsunamis that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers could delay delivery of parts, materials or components to us or sales to our customers and could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

In particular, many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Congress has previously considered and may in the future implement restrictions on greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas that may be affected by these legislative and regulatory efforts. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results.

SEC disclosure requirements impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Under the rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. Our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that finance or benefit armed groups, we have incurred and expect to incur costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence. As mandated by DoD regulations, a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country). We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations. Other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2016.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2016, the Company operated in 31 manufacturing facilities consisting of over six million square feet of manufacturing space. The locations of the Company’s manufacturing facilities are provided in the table below:

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

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains 25 sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

Personal injury actions and other. At September 30, 2016, the estimated net liabilities for product and general liability claims totaled $38.3 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 22, 2016 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Wilson R. Jones	55	President and Chief Executive Officer
Ignacio A. Cortina	45	Executive Vice President, General Counsel and Secretary
James W. Johnson	51	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	66	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	52	Executive Vice President and President, Access Equipment Segment
Mark M. Radue	52	Executive Vice President and Chief Strategy Officer
David M. Sagehorn	53	Executive Vice President and Chief Financial Officer
Robert H. Sims	54	Executive Vice President and Chief Human Resources Officer
John J. Bryant	58	Senior Vice President and President, Defense Segment
Marek W. May	47	Senior Vice President, Operations
Robert S. Messina	46	Senior Vice President, Engineering and Technology
Colleen R. Moynihan	56	Senior Vice President, Quality & Continuous Improvement
Bradley M. Nelson	47	Senior Vice President and President, Commercial Segment
 _________________________

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company's airport products business. He served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010, Executive Vice President and President, Access Equipment Segment from 2010 to 2012 and most recently President and Chief Operating Officer of the Company from 2012 to 2016. Effective January 1, 2016, Mr. Jones assumed the position of President and Chief Executive Officer. Mr. Jones was elected a director of the Company effective January 1, 2016. Mr. Jones is also a director of Thor Industries, Inc.

Ignacio A. Cortina. Mr. Cortina joined the Company in 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, most recently serving as the Company's Vice President and Deputy General Counsel from 2011 to 2015 and Senior Vice President, General Counsel and Secretary from 2015 to 2016. Prior to joining the Company, he spent seven years in private practice in the Washington, D.C. area. He was appointed to his current position of Executive Vice President, General Counsel and Secretary in November 2016.

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

Mark M. Radue. Mr. Radue joined the Company in 2005 as Senior Director of Financial Analysis and Controls. He served as Senior Vice President, Business Development from 2011 to 2016 prior to being appointed to his current position of Executive Vice President and Chief Strategy Officer in November 2016.

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

Robert H. Sims. Mr. Sims joined the Company in August 2016 as Executive Vice President and Chief Human Resources Officer. He previously served as a Senior Vice President Human Resources Officer at Eaton Corporation, a global power management company, from 2009 to August 2016. Prior to Eaton Corporation, Mr. Sims served in a variety of executive human resources roles with a number of major consumer brand companies.

John J. Bryant. Mr. Bryant joined the Company in 2010 as Vice President and General Manager of Marine Corps Programs - Defense segment. He served as Vice President of Programs - Defense segment from 2013 until his appointment to his current position of Senior Vice President and President, Defense Segment in June 2016. Prior to joining Oshkosh Defense, he served as a Professor of Program Management at the Defense Acquisition University. Mr. Bryant retired from the U.S. Marine Corps with the rank of Colonel in 2008.

Marek W. May. Mr. May joined the Company in 2009 as Director of Operations - Defense Segment and served as Senior Director of Operations - Defense Segment from June 2010 to September 2010 and Vice President of Manufacturing Operations - Defense Segment from September 2010 to 2013. He was appointed to his current position of Senior Vice President, Operations in 2013. He previously served as Business Leader (Plant Manager) for Ingersoll Rand from 2007 to 2009.

Robert S. Messina. Mr. Messina joined the Company in 2009 as Chief Engineer, Advanced Products and served in various assignments, including Vice President Engineering - Defense Segment and most recently as the Vice President Engineering - Access Equipment Segment until he was appointed to his current position of Senior Vice President, Engineering and Technology in 2015.

Colleen R. Moynihan. Ms. Moynihan joined the Company in 2011 as Senior Vice President, Quality & Continuous Improvement. She previously served as Director of Global Quality & Manufacturing Engineering at Caterpillar Inc. from 2007 to 2011.

Bradley M. Nelson. Mr. Nelson joined the Company in 2011 as Global Vice President of Marketing for JLG and was appointed to his current position of Senior Vice President and President, Commercial Segment in 2013. He previously served as Vice President of Global Marketing and Communications from 2007 to 2011 at Eaton Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information relating to dividends included in Note 24 of the Notes to Consolidated Financial Statements contained herein under Item 8 and the information relating to dividends per share contained herein under Item 6 are hereby incorporated by reference in answer to this item.

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of September 30, 2016, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2016. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any Common Stock under the authorization during the fourth quarter of fiscal 2016.

Dividends and Common Stock Price

On October 31, 2014, the Company's Board of Directors increased the Company's quarterly dividend from $0.15 per share of Common Stock to $0.17 per share. On October 29, 2015, the Company's Board of Directors increased the Company's quarterly dividend from $0.17 per share of Common Stock to $0.19 per share. On November 1, 2016, the Company's Board of Directors increased the Company's quarterly dividend from $0.19 per share of Common Stock to $0.21 per share.

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

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of November 15, 2016, there were 1,066 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
September 30	$57.75	$45.19	$43.34	$32.56
June 30	49.71	38.47	55.69	42.36
March 31	41.54	29.59	49.40	38.64
December 31	44.13	35.08	49.50	39.72

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The SEC requires the Company to include a line graph presentation comparing cumulative five year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s MidCap 400 market index as the broad-based index and the companies currently in the Standard Industry Classification Code 371 Index (motor vehicles and equipment) (the SIC Code 371 Index) as a more specific comparison.

The comparisons assume that $100 was invested on September 30, 2011 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2016 return listed in the charts below is based on closing prices per share on September 30, 2016. On that date, the closing price for the Company’s Common Stock was $56.00.

________________________

* $100 invested on September 30, 2011 in stock or index, including reinvestment of dividends.

	September 30,
	2012	2013	2014	2015	2016
Oshkosh Corporation	$174.27	$311.18	$283.81	$237.06	$372.24
S&P MidCap 400 market index	128.54	164.12	183.51	186.07	214.59
SIC Code 371 Index	119.16	182.57	184.88	182.07	205.51

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2016	2015	2014	2013	2012
Income Statement Data:
Net sales	$6,279.2	$6,098.1	$6,808.2	$7,665.1	$8,141.1
Gross income	1,055.8	1,039.2	1,182.7	1,191.8	1,006.9
Asset impairment charges	26.9	—	—	9.0	—
Depreciation	73.3	64.9	65.3	65.3	65.5
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (1)	74.2	81.0	86.5	85.9	83.2
Operating income (2)	364.0	398.6	503.3	505.7	387.7
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	216.4	229.0	308.1	314.3	244.6
From discontinued operations (3)	—	—	—	1.7	(14.4)
Net income	216.4	229.0	308.1	316.0	230.2
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$2.91	$2.90	$3.61	$3.53	$2.67
From discontinued operations (3)	—	—	—	0.02	(0.16)
Net income	2.91	2.90	3.61	3.55	2.51
Dividends per share	$0.76	$0.68	$0.60	$—	$—

Balance Sheet Data (4):
Cash and cash equivalents	$321.9	$42.9	$313.8	$733.5	$540.7
Total assets	4,513.8	4,552.7	4,503.2	4,688.9	4,866.0
Net working capital	1,049.9	919.0	1,006.4	1,105.1	920.1
Long-term debt (including current maturities)	846.2	927.8	882.7	945.6	942.6
Shareholders’ equity	1,976.5	1,911.1	1,985.0	2,107.8	1,853.5

Other Financial Data:
Expenditures for property, plant and equipment	$92.5	$131.7	$92.2	$46.0	$55.9
Backlog	3,537.9	2,607.4	1,891.0	2,838.0	4,046.2
Book value per share	$26.74	$25.33	$24.86	$24.36	$20.24
_________________________

(1)	Includes amortization of deferred financing costs of $3.0 million in fiscal 2016, $6.4 million in fiscal 2015, $6.2 million in fiscal 2014, $4.9 million in fiscal 2013 and $7.0 million in fiscal 2012.

(2)
Includes costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest of $16.3 million in fiscal 2013 and costs incurred by the Company in connection with a proxy contest of $6.6 million in fiscal 2012.

(3)
In fiscal 2013, the Company discontinued production of ambulances, which the Company sold under the Medtec brand name. In fiscal 2012, the Company completed the sale of its European mobile medical business, Oshkosh Specialty Vehicles (UK), Limited and AK Specialty Vehicles and its wholly-owned subsidiary, and discontinued production of U.S. mobile medical units.

(4)
Historical balances have been recast to reflect the impact of Accounting Standards Updates 2015-03 and 2015-17, which were adopted by the Company in fiscal 2016, and which did not have a significant effect on the Company's financial position and results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire trucks assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures ARFF and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access equipment — aerial work platforms and telehandlers used in a wide variety of construction, agricultural, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as carriers and wreckers. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies in the U.S. and abroad.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 22, 2016.

Executive Overview

Consolidated net sales increased $181.1 million, or 3.0%, to $6.28 billion in fiscal 2016 compared to fiscal 2015. The sales increase was driven by strong percentage increases in sales in both the defense and fire & emergency segments, offset in part by lower access equipment segment sales. As the Company had expected, defense segment sales rebounded from a trough year in fiscal 2015, driven by international sales of almost 600 M-ATVs and a full year of FHTV production. The fire & emergency segment continued to experience strong demand for fire trucks as new product launches and the improved municipal spending environment in the U.S. continued to benefit the Company's traditional fire truck business as cities and towns looked to replace aged equipment. Access equipment segment sales were lower than the prior year due primarily to a continued slowdown in North American replacement demand as a result of low purchases of access equipment in the 2009 and 2010 time-period.

Consolidated operating income decreased 8.7% to $364.0 million, or 5.8% of sales, in fiscal 2016 compared to $398.6 million, or 6.5% of sales, in fiscal 2015. Consolidated operating income in fiscal 2016 was adversely impacted by an asset impairment charge of $26.9 million, or 0.4% of sales. The Company's defense, fire & emergency and commercial segments' operating income and operating income margins all improved in fiscal 2016 as compared to fiscal 2015, reflecting continued improved market outlooks and execution on the Company's goal to improve operational performance. This improved performance was offset by lower access equipment segment operating income driven by lower sales and more competitive pricing as well as higher corporate expenses due to increased costs to support the start-up of a shared manufacturing facility in Mexico and higher incentive compensation expense.

The Company reported earnings per share of $2.91 in fiscal 2016 as compared to $2.90 in fiscal 2015. Fiscal 2016 results were negatively impacted by $0.23 per share related to asset impairment and workforce reduction charges in the access equipment segment. Earnings in fiscal 2015 included $0.12 of net costs related to workforce reductions, debt extinguishment costs related to the refinancing of the Company's senior notes due 2020 and a postretirement benefit curtailment gain. Share repurchases completed during the 24 month period ended September 30, 2016 benefited earnings per share in fiscal 2016 by $0.17 compared to fiscal 2015.

The Company continued to return cash to shareholders in fiscal 2016 as it repurchased approximately 2.5 million shares of its stock as part of its capital allocation strategy. The Company also announced an increase in the quarterly dividend of approximately 11% beginning in November 2016. This was the Company's third straight year of double digit percentage increases in its dividend rate.

Access equipment segment net sales decreased $388.2 million, or 11.4%, to $3.01 billion in fiscal 2016 compared to fiscal 2015. The Company believes that access equipment customers in North America remain cautious and that they are closely watching their fleet utilization rates and local market rental rates, leading them to continue to be selective with their capital expenditures for rental equipment. Additionally, the impact of extremely low levels of access equipment purchases by rental companies during 2009 and 2010 continues to negatively impact replacement-driven demand in North America.

On September 21, 2016, the Company committed to transition its access equipment segment aftermarket parts distribution network to a third party logistics company. Concurrent with this decision, the Company’s access equipment segment committed to cease operations at its Orrville, Ohio parts distribution center by August 1, 2017. This initiative is intended to increase operational efficiency and allow the Company to reallocate resources to invest in future growth. With the Company’s announced intent to outsource its aftermarket parts distribution to a third party, the Company abandoned an information system developed to support aftermarket parts distribution. As a result the Company recognized a pre-tax, non-cash impairment charge associated with accumulated costs of $26.9 million, or $0.22 per share, in the fourth quarter of fiscal 2016. The Company expects that utilizing a third party to manage its parts distribution centers in the access equipment segment will save approximately $6 million per year starting in fiscal 2018.

In the defense segment, the Company began building JLTVs on its production line in Oshkosh during fiscal 2016, shipping the first of these units to the U.S. Army in September 2016 to support government testing activities during the Low Rate Initial Production (LRIP) phase of the JLTV program. The Company expects approximately three years of LRIP, including extensive government testing, will occur prior to the planned attainment of Full Rate Production in fiscal 2019. The Company expects production to ramp up over this three-year period with deliveries under the JLTV contract of nearly 750 vehicles in fiscal 2017, 2,000 vehicles in fiscal 2018 and 3,000 vehicles in fiscal 2019. The Company also continues to be pleased with the level of interest it is receiving for the JLTV from international militaries. The Company believes that international JLTV sales are a few years away, but expects that international JLTV sales represent a significant opportunity for its defense segment.

In the fire & emergency segment, higher demand as a result of the continued recovery of the North American fire truck market contributed to margin improvement. Higher margins were also driven by the implementation of numerous operational improvements over the last several years in its Pierce factories in Wisconsin and Florida, as well as in its front-end order processing.

The commercial segment's domestic refuse collection vehicle market remains attractive and grew again in fiscal 2016, in large part due to fleet replenishment by larger private waste haulers. During fiscal 2016, the Company believes it outperformed its competitors and gained share in the domestic refuse collection vehicle market. The Company expects the domestic refuse collection vehicle market growth rate to moderate in fiscal 2017, following several years of solid growth. The Company continued to experience modest and choppy order flow from customers in the commercial segment's concrete mixer market in fiscal 2016, with customers placing orders for new equipment at a measured pace as they remained cautious due to short-term economic uncertainties.

The Company believes consolidated net sales will increase approximately 3.5% to 6.7% in fiscal 2017 compared to fiscal 2016, resulting in consolidated sales of between $6.5 billion and $6.7 billion. The defense segment is expected to be the biggest driver of the increase in sales, overcoming an expected decline in access equipment segment sales. Sales in the fire & emergency and commercial segments are also expected to be higher in fiscal 2017 as compared to fiscal 2016. The Company expects consolidated operating income will be in the range of $390 million to $430 million, with earnings per share of approximately $3.00 to $3.40 assuming a full year average share count of approximately 74.5 million shares. The Company expects weakness in the access equipment segment to be overcome by collective stronger performance in the defense, fire & emergency and commercial segments.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2016

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales:
Access equipment	$3,012.4	$3,400.6	$3,506.5
Defense	1,351.1	939.8	1,724.5
Fire & emergency	953.3	815.1	756.5
Commercial	979.2	978.0	865.9
Intersegment eliminations and other	(16.8)	(35.4)	(45.2)
	$6,279.2	$6,098.1	$6,808.2

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales:
United States	$4,756.6	$4,789.3	$5,247.7
Other North America	219.5	302.8	351.2
Europe, Africa and the Middle East	905.5	564.4	672.3
Rest of the world	397.6	441.6	537.0
	$6,279.2	$6,098.1	$6,808.2

Fiscal 2016 Compared to Fiscal 2015

Consolidated net sales increased $181.1 million, or 3.0%, to $6.28 billion in fiscal 2016 compared to fiscal 2015. Higher sales in the defense and fire & emergency segments were partially offset by a decline in sales in the access equipment segment. The strengthening U.S. dollar negatively impacted net sales in fiscal 2016 by $25 million, or 40 basis points, compared to fiscal 2015.

Access equipment segment net sales decreased $388.2 million, or 11.4%, to $3.01 billion in fiscal 2016 compared to fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began in the third quarter of fiscal 2015 and a challenging pricing environment (down $75 million). A stronger U.S. dollar also negatively impacted sales by $20 million, or 60 basis points, compared to the fiscal 2015.

Defense segment net sales increased $411.3 million, or 43.8%, to $1.35 billion in fiscal 2016 compared to fiscal 2015. The increase in sales was primarily due to international sales of M-ATVs to the Middle East and increased sales to the DoD, as higher FHTV sales were offset in part by lower FMTV sales. The Company experienced a break in production under the FHTV program in the second and third quarters of fiscal 2015.

Fire & emergency segment net sales increased $138.2 million, or 16.9%, to $953.3 million in fiscal 2016 compared to fiscal 2015. Sales in fiscal 2016 benefited from higher domestic fire truck deliveries and favorable pricing. Improved operational efficiencies have allowed the fire & emergency segment to increase fire apparatus production rates to meet increased demand.

Commercial segment net sales increased $1.2 million, or 0.1%, to $979.2 million in fiscal 2016 compared to fiscal 2015. Higher refuse collection vehicle sales were almost completely offset by lower sales of field service vehicles and truck-mounted cranes.

Fiscal 2015 Compared to Fiscal 2014

Consolidated net sales decreased $710.1 million, or 10.4%, to $6.10 billion in fiscal 2015 compared to fiscal 2014 largely as a result of an expected significant decline in defense segment sales. Foreign currency exchange rates also adversely impacted sales by $103 million compared to the prior year.

Access equipment segment net sales decreased $105.9 million, or 3.0%, to $3.40 billion in fiscal 2015 compared to fiscal 2014, due largely to an unfavorable currency impact of $94 million as a result of the weakening of most major currencies against the U.S. dollar during the year. Access equipment segment sales were also negatively impacted in the second half of the fiscal year as a result of the beginning of a mid-cycle dip in North American demand due to lower oil & gas related demand and lower replacement demand as a result of lower access equipment purchases in 2009 and 2010.

Defense segment net sales decreased $784.7 million, or 45.5%, to $939.8 million in fiscal 2015 compared to fiscal 2014. The decrease in defense segment sales was primarily due to an expected decline in sales to the DoD (down $706 million) and lower international sales of M-ATVs. The Company experienced a break in production under the FHTV program in the second and third quarters of fiscal 2015.

Fire & emergency segment net sales increased $58.6 million, or 7.8%, to $815.1 million in fiscal 2015 compared to fiscal 2014. The increase in sales primarily reflected higher fire truck deliveries (up $46 million) as a result of improved production rates and improved pricing (up $14 million).

Commercial segment net sales increased $112.1 million, or 12.9%, to $978.0 million in fiscal 2015 compared to fiscal 2014. The increase in commercial segment sales was primarily attributable to higher refuse collection vehicle unit volume (up $46 million), higher package sales, consisting of a purchased chassis and manufactured body (up $42 million) and improved aftermarket parts and service sales (up $20 million).

Consolidated Cost of Sales — Three Years Ended September 30, 2016

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Cost of sales:
Access equipment	$2,435.4	$2,697.7	$2,706.5
Defense	1,147.7	862.7	1,566.4
Fire & emergency	816.0	703.9	666.3
Commercial	817.5	820.6	727.6
Intersegment eliminations and other	6.8	(26.0)	(41.3)
	$5,223.4	$5,058.9	$5,625.5

Fiscal 2016 Compared to Fiscal 2015

Consolidated cost of sales was $5.22 billion, or 83.2% of sales, in fiscal 2016 compared to $5.06 billion, or 83.0% of sales, in fiscal 2015. The 20 basis point increase in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was primarily due to higher access equipment costs as a percentage of sales and start-up costs for a shared manufacturing facility in Mexico, offset in part by improved defense, fire & emergency and commercial segment performance.

Access equipment segment cost of sales was $2.44 billion, or 80.8% of sales, in fiscal 2016 compared to $2.70 billion, or 79.3% of sales, in fiscal 2015. The 150 basis point increase in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was primarily due to a more competitive pricing environment (230 basis points) and adverse manufacturing absorption (80 basis points) associated with lower production, offset in part by lower spending on engine emissions standards changes (100 basis points).

Defense segment cost of sales was $1.15 billion, or 84.9% of sales, in fiscal 2016 compared to $862.7 million, or 91.8% of sales, in fiscal 2015. The 690 basis point decrease in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was primarily attributable to favorable product mix (260 basis points), lower Company funded research & development related to the JLTV program (250 basis points) and contractual price increases, offset in part by the absence of a pension and other postretirement curtailment benefit recorded in fiscal 2015 (30 basis points).

Fire & emergency segment cost of sales was $816.0 million, or 85.6% of sales, in fiscal 2016 compared to $703.9 million, or 86.4% of sales, in fiscal 2015. The 80 basis point decline in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was largely attributable to favorable pricing (140 basis points), offset in part by adverse product mix (50 basis points).

Commercial segment cost of sales was $817.5 million, or 83.5% of sales, in fiscal 2016 compared to $820.6 million, or 83.9% of sales, in fiscal 2015. The 40 basis point decrease in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was largely due to favorable product mix (90 basis points) as a result of lower package sales, offset in part by production inefficiencies associated with the start-up of new products (50 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers, net of start-up costs of a shared manufacturing facility in Mexico not allocated to segments.

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

Defense segment cost of sales was $862.7 million, or 91.8% of sales, in fiscal 2015 compared to $1.57 billion, or 90.8% of sales, in fiscal 2014. The 100 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse production absorption (310 basis points) on significantly lower sales, offset in part by the combined impact of pension and other postretirement benefit curtailments in fiscal 2015 and fiscal 2014 (100 basis points) and favorable product mix (60 basis points).

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

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as start-up costs of a shared manufacturing facility in Mexico not allocated to segments.

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2016

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Operating income (loss):
Access equipment	$263.4	$407.0	$501.1
Defense	122.5	9.2	76.4
Fire & emergency	67.0	43.8	26.6
Commercial	67.6	64.5	53.9
Corporate	(156.5)	(126.0)	(154.7)
Intersegment eliminations	—	0.1	—
	$364.0	$398.6	$503.3

Fiscal 2016 Compared to Fiscal 2015

Consolidated operating income decreased 8.7% to $364.0 million, or 5.8% of sales, in fiscal 2016 compared to $398.6 million, or 6.5% of sales, in fiscal 2015. Consolidated operating income in fiscal 2016 was adversely impacted by an asset impairment charge of $26.9 million, or 0.4% of sales.

Access equipment segment operating income decreased 35.3% to $263.4 million, or 8.7% of sales, in fiscal 2016 compared to $407.0 million, or 12.0% of sales, in fiscal 2015. The decrease in operating income was primarily the result of the lower gross income associated with lower sales volume (down $95 million), a challenging pricing environment (down $75 million), an asset impairment charge related to a decision to outsource aftermarket parts distribution ($27 million) and adverse manufacturing absorption (down $12 million) associated with lower production, offset in part by lower spending (down $43 million) on engine emissions standards changes and selling, general and administrative cost reductions ($7 million). Fiscal 2015 results also benefited from a $8 million vendor recovery settlement.

Defense segment operating income increased 1,226.0% to $122.5 million, or 9.1% of sales, in fiscal 2016 compared to $9.2 million, or 1.0% of sales, in fiscal 2015. The increase in operating income was largely due to higher gross income associated with higher sales (up $51 million), favorable product mix (up $33 million), contractual price increases and lower Company funded research & development related to the JLTV program (down $12 million), offset in part by higher selling, general and administrative costs (up $13 million) to ramp up for the JLTV contract.

Fire & emergency segment operating income increased 53.1% to $67.0 million, or 7.0% of sales, in fiscal 2016, compared to $43.8 million, or 5.4% of sales, in fiscal 2015. Higher gross income on increased sales volume was the largest contributor to the increase in operating income.

Commercial segment operating income increased 4.8% to $67.6 million, or 6.9% of sales, in fiscal 2016 compared to $64.5 million, or 6.6% of sales, in fiscal 2015. The increase in operating income was primarily a result of favorable product mix (up $11 million), offset in part by production inefficiencies associated with the start-up of new products.

Corporate operating costs increased $30.5 million to $156.5 million in fiscal 2016 compared to fiscal 2015. The increase in corporate operating costs in fiscal 2016 was primarily due to increased costs to support the start-up of a shared manufacturing facility in Mexico (up $13 million) and higher incentive compensation expense.

Consolidated selling, general and administrative expenses increased 4.3% to $612.4 million, or 9.7% of sales, in fiscal 2016 compared to $587.4 million, or 9.6% of sales, in fiscal 2015. The increase in consolidated selling, general and administrative expenses in fiscal 2016 compared to fiscal 2015 was generally a result of higher incentive compensation, offset in part by reductions in outside services and travel spending.

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

Non-Operating Income (Expense) — Three Years Ended September 30, 2016

Fiscal 2016 Compared to Fiscal 2015

Interest expense net of interest income decreased $9.3 million to $58.3 million in fiscal 2016 compared to fiscal 2015. Fiscal 2015 interest expense included $14.7 million of debt extinguishment costs in connection with the refinancing of portions of the Company’s long-term debt during fiscal 2015. The full year benefit in fiscal 2016 of lower interest rates on the senior notes refinanced in the second quarter of fiscal 2015 was offset by increased borrowings to support increased working capital requirements throughout fiscal 2016.

Other miscellaneous income of $1.3 million in fiscal 2016 and expense of $4.9 million in fiscal 2015 primarily related to net foreign currency transaction gains and losses.

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

Provision for Income Taxes — Three Years Ended September 30, 2016

Fiscal 2016 Compared to Fiscal 2015

The Company recorded income tax expense of $92.4 million in fiscal 2016, or 30.1% of pre-tax income, compared to $99.2 million, or 30.4% of pre-tax income in fiscal 2015. See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Fiscal 2015 Compared to Fiscal 2014

The Company recorded income tax expense of $99.2 million in fiscal 2015, or 30.4% of pre-tax income, compared to $125.0 million, or 29.0% of pre-tax income in fiscal 2014. See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2016

Fiscal 2016 Compared to Fiscal 2015

Equity in earnings of unconsolidated affiliates of $1.8 million in fiscal 2016 and $2.6 million in fiscal 2015 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2015 Compared to Fiscal 2014

Equity in earnings of unconsolidated affiliates of $2.6 million in fiscal 2015 and $2.4 million in fiscal 2014 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other resources of liquidity are availability under the Revolving Credit Facility and available cash and cash equivalents. At September 30, 2016, the Company had cash and cash equivalents of $321.9 million. The Company expects to meet its fiscal 2017 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $739.2 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2016. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. At September 30, 2016, the Company had approximately 7.5 million shares of Common Stock remaining under a repurchase authorization approved by the Company's Board of Directors in August 2015.

Due to expected working capital requirements in the defense segment to support international M-ATV sales in fiscal 2017, the Company expects to generate $100 million to $150 million of cash flow from operations in fiscal 2017, significantly less than in fiscal 2016. The Company expects that working capital utilized to support the international M-ATV contract will be converted to cash in fiscal 2018. The Company expects fiscal 2017 capital spending to be approximately $100 million. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at September 30, 2016

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30,
	2016	2015
Cash and cash equivalents	$321.9	$42.9
Total debt	846.2	927.8
Total shareholders’ equity	1,976.5	1,911.1
Total capitalization (debt plus equity)	2,822.7	2,838.9
Debt to total capitalization	30.0%	32.7%

The Company's ratio of debt to total capitalization of 30.0% at September 30, 2016 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) were 49 days at September 30, 2016, down slightly from 50 days at September 30, 2015. Days sales outstanding for segments other than the defense segment were 51 days at September 30, 2016, down from 53 days at September 30, 2015. This decrease in days sales outstanding was primarily due to improved collections at Pierce. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 4.1 times at September 30, 2016, down from 4.3 times at September 30, 2015. The decrease in inventory turns was largely due to higher inventory levels in the access equipment segment during fiscal 2016.

Operating Cash Flows

Fiscal 2016 Compared to Fiscal 2015

The Company generated $577.7 million of cash from operating activities during fiscal 2016 compared to $82.5 million during fiscal 2015. The increase in cash generated from operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to a significant reduction in inventory levels in the access equipment segment in fiscal 2016 and a significant build of inventories in the access equipment and defense segments in the prior year. The access equipment segment reduced inventories (down $305.8 million) in fiscal 2016 to better align inventory levels with lower market demand. In fiscal 2015, the access equipment segment experienced an increase in inventory (up $182.8 million) as a result of the combination of a plan to level-load production during the year to address seasonal fluctuations in demand and a subsequent reduction in access equipment third and fourth quarter sales compared to previous estimates as a result of the start of a mid-cycle dip in North American demand for access equipment related to lower oil & gas related demand and lower replacement demand as a result of lower purchases of access equipment by rental companies in 2009 and 2010. In fiscal 2015, defense inventory levels grew (up $134.0 million) to support new contracts, both domestic and international. The magnitude and duration of these contracts has resulted in continued increased working capital requirements in the defense segment during fiscal 2016. Defense segment inventory is expected to remain at current levels as a result of increased demand.

Fiscal 2015 Compared to Fiscal 2014

The Company generated $82.5 million of cash from operating activities during fiscal 2015 compared to $170.4 million during fiscal 2014. The decrease in cash generated from operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to lower operating income and higher inventory levels in the access equipment and defense segments at September 30, 2015, partially offset by increased customer advances on higher order backlog in the fire & emergency segment. Increased inventory in the access equipment segment (up $182.8 million) resulted from the combination of a plan to level-load production during the year to address seasonal fluctuations in demand and a subsequent reduction in access equipment third and fourth quarter sales compared to previous estimates as a result of the start of a mid-cycle dip in North American demand for access equipment related to lower oil & gas related demand and lower replacement demand as a result of lower purchases of access equipment by rental companies in 2009 and 2010. Defense inventory levels grew (up $134.0 million) to support new contracts, both domestic and international. The magnitude and duration of these contracts has resulted in heightened working capital requirements in the defense segment.

Investing Cash Flows

Fiscal 2016 Compared to Fiscal 2015

Net cash used in investing activities in fiscal 2016 was $89.2 million compared to $140.1 million in fiscal 2015. Additions to property, plant and equipment of $92.5 million in fiscal 2016 reflected a decrease in capital spending of $39.2 million compared to fiscal 2015. In fiscal 2015, the Company increased investments in property, plant and equipment to fund the Company's vertical integration strategy and global information systems replacement initiative.

Fiscal 2015 Compared to Fiscal 2014

Net cash used in investing activities in fiscal 2015 was $140.1 million compared to $114.8 million in fiscal 2014. Additions to property, plant and equipment of $131.7 million in fiscal 2015 reflected an increase in capital spending of $39.5 million compared to fiscal 2014 as a result of investments in the Company's vertical integration strategy and global information systems replacement initiative.

Financing Cash Flows

Fiscal 2016 Compared to Fiscal 2015

Financing activities resulted in a net use of cash of $215.8 million in fiscal 2016 compared to $212.9 million in fiscal 2015. The Company utilized cash flow from operations to repay $63.5 million on its Revolving Credit Facility in fiscal 2016 as compared to borrowing $63.5 million on its Revolving Credit Facility in fiscal 2015 to fund operations. In fiscal 2016 and 2015, the Company repurchased approximately 2.5 million and 4.9 million shares of its Common Stock, respectively, under its share repurchase authorization at an aggregate cost of $100.1 million and $200.4 million, respectively. At September 30, 2016, the Company had approximately 7.5 million shares of Common Stock remaining under a repurchase authorization approved by the Company's Board of Directors in August 2015. The Company targets returning half of its free cash flows (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of equipment held for rental”) to shareholders over the course of the operating cycle. The Company plans to be opportunistic with share repurchases. It may take a number of years to repurchase the remaining 7.5 million shares currently authorized for repurchase or the Company could accelerate the repurchase pace depending on the Company's share price performance. In addition, the Company paid dividends of $55.9 million and $53.1 million in fiscal 2016 and 2015, respectively. The Company subsequently increased its dividend rate by approximately 11% in November 2016.

Fiscal 2015 Compared to Fiscal 2014

Financing activities resulted in a net use of cash of $212.9 million in fiscal 2015 compared to $476.0 million in fiscal 2014. The Company made required quarterly debt payments during fiscal 2015 totaling $20.0 million compared to $37.5 million in fiscal 2014. The Company also prepaid $22.5 million of term debt in fiscal 2014 as part of refinancing the Credit Agreement. In fiscal 2015 and 2014, the Company repurchased approximately 4.9 million and 8.3 million shares of its Common Stock, respectively, under its share repurchase authorization at an aggregate cost of $200.4 million and $403.3 million, respectively. In addition, the Company paid dividends of $53.1 million and $50.7 million in fiscal 2015 and 2014, respectively.

Liquidity

Senior Secured Credit Agreement

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan due in quarterly principal installments of $5.0 million with a balloon payment of $310.0 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility by $250.0 million to an aggregate maximum amount of $850.0 million. Refer to Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 4.50 to 1.0.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2016 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Senior Notes

On February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of both note issuances were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

The 2022 Senior Notes and the 2025 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2022 Senior Notes and 2025 Senior Notes. See Note 23 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

Refer to Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2016.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2016 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$1,056.7	$54.0	$398.5	$53.8	$550.4
Operating leases	78.9	26.6	32.2	15.8	4.3
Purchase obligations(2)	786.3	785.8	0.5	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	599.8	30.5	74.5	50.8	444.0
	$2,521.7	$896.9	$505.7	$120.4	$998.7
_________________________

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2016.

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

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $37.4 million of unrecognized tax benefits as of September 30, 2016 have been excluded from the Contractual Obligations table above. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2016.

(4)
Represents other long-term liabilities on the Company's Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management's estimates, which are based largely on historical experience. This amount also includes all liabilities under the Company's pension and other postretirement benefit plans. See Note 17 of the Notes to Consolidated Financial Statements for information regarding these liabilities and the plan assets available to satisfy them.

The following is a summary of the Company’s commitments by period following September 30, 2016 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Customer financing guarantees to third parties	$116.3	$26.0	$37.4	$30.8	$22.1
Standby letters of credit	110.8	63.4	47.2	0.2	—
	$227.1	$89.4	$84.6	$31.0	$22.1

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 11 of the Notes to Consolidated Financial Statements.

Fiscal 2017 Outlook

The Company believes consolidated net sales will increase 3.5% to 6.7% in fiscal 2017 compared to fiscal 2016, resulting in consolidated sales of between $6.5 billion and $6.7 billion. The defense segment is expected to be the largest driver of the increase in sales, overcoming an expected decline in access equipment segment sales. Sales in the fire & emergency and commercial segments are also expected to be higher in fiscal 2017 as compared to fiscal 2016. The Company expects consolidated operating income will be in the range of $390 million to $430 million, with earnings per share of approximately $3.00 to $3.40 assuming a full year average share count of approximately 74.5 million shares. The Company expects weakness in the access equipment segment to be overcome by stronger collective performance in the defense, fire & emergency and commercial segments.

The Company believes access equipment segment sales will be between $2.7 billion and $2.8 billion in fiscal 2017, representing a decrease of 7% to 10% compared to fiscal 2016. The Company expects the sales decrease will be driven by continued lower replacement demand in North America. The Company expects operating income margins in the access equipment segment will be in the range of 7.75% to 8.5%, reflecting the continued challenging pricing environment, foreign exchange headwinds and higher overall material costs, partially offset by modestly higher absorption and the impact of cost reduction initiatives.

The Company expects that defense segment sales will be approximately $1.85 billion in fiscal 2017, an increase of approximately 37% from fiscal 2016 sales. The increase in defense segment sales is expected to be driven by higher international M-ATV deliveries. The Company expects the defense segment to sell approximately 1,000 international M-ATVs in fiscal 2017. The ramp up of JLTV deliveries in fiscal 2017 is also expected to contribute to the higher year-over-year sales. The Company expects the defense segment will sell approximately 750 JLTVs in fiscal 2017. The Company believes operating income margins in this segment will increase slightly to approximately 9.5%, driven by a higher mix of M-ATVs versus fiscal 2016, partially offset by bid and proposal and vehicle testing costs for the FMTV contract re-competition and higher international marketing costs for JLTVs.

The Company expects fire & emergency segment sales will be approximately $1.0 billion in fiscal 2017, reflecting the continued recovery in the municipal fire apparatus market and the full year benefit from higher production rates implemented in fiscal 2016. The Company expects operating income margins in this segment to increase to approximately 8.5% in fiscal 2017 driven by further operational efficiency gains and improved absorption on modestly higher sales.

The Company believes commercial segment sales will be approximately $1.0 billion in fiscal 2017, a 2% improvement over fiscal 2016. The Company expects the cautious approach to concrete mixer purchases shown by concrete producers in fiscal 2016 to continue into fiscal 2017. The Company also expects refuse collection vehicle market growth to moderate after several years of solid growth. The Company expects operating income margins in this segment to be approximately 6.75% in fiscal 2017.

The Company expects corporate expenses in fiscal 2017 will be between $140 million and $145 million. The Company estimates its effective tax rate for fiscal 2017 will be up approximately 300 basis points to 33%. The Company does not expect fiscal 2016 benefits of a change in filing position (90 basis points) and discrete tax optimization benefits (110 basis points) to benefit the fiscal 2017 effective tax rate.

The Company expects the first quarter of fiscal 2017 to be the weakest quarter of fiscal 2017 due to seasonal factors. The Company also expects earnings per share in the first quarter of fiscal 2017 to be lower than the prior-year quarter as the first quarter of fiscal 2016 included the sale of more than 200 M-ATVs in the defense segment. The Company does not expect to sell any M-ATVs in the first quarter of fiscal 2017.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. The Company considers the following policy to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales, including estimated margins, are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 19% of the Company’s revenues for fiscal 2016 were recognized under the percentage-of-completion accounting method.

Critical Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Percentage-of-Completion Accounting. The percentage-of-completion accounting method is used to account for long-term contracts that involve the design, development, manufacture, or modification of complex equipment to a buyers specification. Contracts accounted for under this method generally are long-term in nature and may involve related services. Revenue is recognized on these types of contracts based on the extent of progress toward completion of the overall contract. The determination of the method to measure progress toward completion of a contract requires judgment, which is generally dependent on the nature of the Company's obligations under the contract. Under the units-of-delivery measure of progress, the extent of progress on a contract is measured as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at the completion of the contract. Revenues, including margins, are recorded as costs are incurred. The revenue and cost estimates used under the cost-to-cost measurement method are complex and involve significant judgment. The Company has implemented a rigorous Estimate at Completion (EAC) process that requires management to perform a detailed evaluation of contract progress and performance on at least a quarterly basis. During this process all key inputs and variables that may impact contract performance are analyzed and the EAC is updated for any changes. Adjustments to revenue, costs and operating income resulting from this process are recorded in the period they become known.

Allowance for Doubtful Accounts. The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations. The estimate of the allowance for doubtful accounts is particularly critical in the Company’s access equipment segment. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. At September 30, 2016, reserves for potentially uncollectible receivables totaled $21.2 million. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Inventories. Inventories are stated at the lower of cost or market (LCM) value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with customers for future orders, including their plans for expenditures, and market trends for similar products. The Company's judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, actions of the Company's competitors, including the introduction of new products and technological advances. The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly. At September 30, 2016, inventory had been reduced by $80.1 million as a result of LCM valuation and reserves for excess and obsolescence.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units' fair value to the Company's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the income approach uses long-term estimates that consider the expected operating profit of each reporting unit during periods where residential and non-residential construction and other macroeconomic indicators are nearer historical averages. The Company believes the income approach more accurately considers the expected recovery in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2016. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2016. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2016.

At July 1, 2016, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. The Company is party to multiple agreements whereby at September 30, 2016 it guaranteed an aggregate of $563.2 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2016 was $116.3 million.

Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customers and based on estimates and judgments made from information available at that time in accordance with FASB ASC Topic 460, Guarantees. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered as required by FASB ASC Topic 450, Contingencies. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default. Reserves for guarantees of the indebtedness of others under these contracts was $8.4 million at September 30, 2016. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2016, the Company was generally self-insured for future claims up to $5.0 million per claim.

The Company establishes product liability reserves for its self-insured retention portion of any known outstanding matters based on the likelihood of loss and the Company’s ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. The Company makes estimates based on available information and the Company’s best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances. The Company also utilizes actuarial methodologies to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of the adverse development of claims over time. At September 30, 2016, the estimated net liabilities for product and general liability claims totaled $38.3 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in fiscal 2016. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2016 increased 35.7% to $3.54 billion compared to $2.61 billion at September 30, 2015 due largely to an increase in the defense segment backlog as a result of new contracts in fiscal 2016. Access equipment segment backlog decreased 14.5% to $179.3 million at September 30, 2016 compared to $209.7 million at September 30, 2015 primarily due to the slowdown in North American replacement demand. Defense segment backlog increased 65.0% to $2.33 billion at September 30, 2016 compared to $1.41 billion at September 30, 2015 primarily due to the receipt of a large international contract for the delivery of M-ATVs, higher order levels on the FHTV and FMTV programs and increased funding for the JLTV program. Defense segment backlog at September 30, 2016 includes orders under the recently extended FMTV contract. A third party protest of the FMTV contract extension was subsequently withdrawn. Fire & emergency segment backlog increased 7.9% to $852.9 million at September 30, 2016 compared to $790.7 million at September 30, 2015 due largely to increased orders for domestic fire trucks as a result of continued market recovery and share gains. Commercial segment backlog decreased 10.2% to $173.3 million at September 30, 2016 compared to $193.0 million at September 30, 2015. Unit backlog for concrete mixers and refuse collection vehicles as of September 30, 2016 was down 18.8% and 29.7%, respectively, compared to September 30, 2015 due to continued softness in the concrete mixer market and the timing of fleet replacement demand for refuse collection vehicles.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 18% of the Company’s September 30, 2016 backlog is not expected to be filled in fiscal 2017.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2016, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $3.5 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$20.0	$20.0	$315.0	$—	$—	$—	$355.0	$355.0
Average interest rate	2.4248%	2.5648%	2.6345%	—%	—%	—%	2.6187%
Fixed rate ($US)	$—	$—	$—	$—	$—	$500.0	$500.0	$525.0
Average interest rate	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Belgium, Mexico, Canada, France, Australia, Romania, the United Kingdom and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 24% of overall net sales in fiscal 2016, of which approximately 70% involved exports from the U.S. The majority of export sales in fiscal 2016 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and the Mexican peso and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2016, the Company was managing $111.6 million (notional) of foreign currency contracts, including $110.5 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts as of September 30, 2016 will settle within 365 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding U.S. dollar impact on the value of these instruments assuming a 10% appreciation/depreciation of the sell currency at September 30, 2016 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of Sell Currency	10% Depreciation of Sell Currency
Sell AUD / Buy USD	$42.6	0.7662	$—	$4.3	$(4.3)
Sell EUR / Buy SEK	20.4	9.5144	(0.3)	2.3	(1.9)
Sell USD / Buy EUR	14.2	1.1264	—	(1.4)	1.4
Sell CAD / Buy EUR	12.8	1.4700	—	(0.7)	0.7
Sell EUR / Buy USD	10.7	1.1263	—	1.1	(1.1)
Sell EUR / Buy CAD	6.6	1.4726	—	0.1	(0.1)
Sell USD / Buy GBP	3.2	1.3299	(0.1)	(0.3)	0.3
Sell CAN / Buy USD	1.1	1.2545	—	(0.1)	0.1

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2016 of the Company and our report dated November 22, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 22, 2016

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales	$6,279.2	$6,098.1	$6,808.2
Cost of sales	5,223.4	5,058.9	5,625.5
Gross income	1,055.8	1,039.2	1,182.7

Operating expenses:
Selling, general and administrative	612.4	587.4	624.1
Amortization of purchased intangibles	52.5	53.2	55.3
Asset impairment charge	26.9	—	—
Total operating expenses	691.8	640.6	679.4
Operating income	364.0	398.6	503.3

Other income (expense):
Interest expense	(60.4)	(70.1)	(71.4)
Interest income	2.1	2.5	2.0
Miscellaneous, net	1.3	(4.9)	(2.0)
Income before income taxes and equity in earnings of unconsolidated affiliates	307.0	326.1	431.9
Provision for income taxes	92.4	99.2	125.0
Income before equity in earnings of unconsolidated affiliates	214.6	226.9	306.9
Equity in earnings of unconsolidated affiliates	1.8	2.6	2.4
Net income	$216.4	$229.5	$309.3

Earnings per share attributable to common shareholders:
Basic	$2.94	$2.94	$3.66
Diluted	2.91	2.90	3.61

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2016	2015	2014
Net income	$216.4	$229.5	$309.3
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(27.5)	(2.2)	(21.2)
Currency translation adjustments	(3.0)	(73.1)	(33.4)
Change in fair value of derivative instruments	(0.1)	0.1	—
Total other comprehensive income (loss), net of tax	(30.6)	(75.2)	(54.6)
Comprehensive income	$185.8	$154.3	$254.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$321.9	$42.9
Receivables, net	1,021.9	964.6
Inventories, net	979.8	1,301.7
Other current assets	93.9	67.9
Total current assets	2,417.5	2,377.1
Property, plant and equipment, net	452.1	475.8
Goodwill	1,003.5	1,001.1
Purchased intangible assets, net	553.5	606.7
Other long-term assets	87.2	92.0
Total assets	$4,513.8	$4,552.7

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$20.0	$83.5
Accounts payable	466.1	552.8
Customer advances	471.8	440.2
Payroll-related obligations	147.9	116.6
Other current liabilities	261.8	265.0
Total current liabilities	1,367.6	1,458.1
Long-term debt, less current maturities	826.2	844.3
Deferred income taxes, net	11.3	42.1
Other long-term liabilities	332.2	297.1
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	782.3	771.5
Retained earnings	2,177.0	2,016.5
Accumulated other comprehensive loss	(175.0)	(144.4)
Common Stock in treasury, at cost (18,175,669 and 16,647,031 shares, respectively)	(808.7)	(733.4)
Total shareholders’ equity	1,976.5	1,911.1
Total liabilities and shareholders' equity	$4,513.8	$4,552.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2013	$0.9	$725.6	$1,581.5	$(14.6)	$(185.6)	$2,107.8
Net income	—	—	309.3	—	—	309.3
Employee pension and postretirement benefits, net of tax of ($12.4)	—	—	—	(21.2)	—	(21.2)
Currency translation adjustments	—	—	—	(33.4)	—	(33.4)
Cash dividends ($0.60 per share)	—	—	(50.7)	—	—	(50.7)
Repurchases of Common Stock	—	—	—	—	(403.3)	(403.3)
Exercise of stock options	—	6.2	—	—	44.7	50.9
Stock-based compensation expense	—	25.0	—	—	—	25.0
Excess tax benefit from stock-based compensation	—	6.4	—	—	—	6.4
Payment of earned performance shares	—	(5.1)	—	—	5.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.5	0.4
Balance at September 30, 2014	0.9	758.0	1,840.1	(69.2)	(544.8)	1,985.0
Net income	—	—	229.5	—	—	229.5
Employee pension and postretirement benefits, net of tax of ($1.2)	—	—	—	(2.2)	—	(2.2)
Currency translation adjustments	—	—	—	(73.1)	—	(73.1)
Cash dividends ($0.68 per share)	—	—	(53.1)	—	—	(53.1)
Repurchases of Common Stock	—	—	—	—	(200.4)	(200.4)
Exercise of stock options	—	0.3	—	—	8.3	8.6
Stock-based compensation expense	—	21.4	—	—	—	21.4
Excess tax benefit from stock-based compensation	—	3.8	—	—	—	3.8
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.9)	(8.9)
Derivative instruments	—	—	—	0.1	—	0.1
Other	—	(4.6)	—	—	5.0	0.4
Balance at September 30, 2015	0.9	771.5	2,016.5	(144.4)	(733.4)	1,911.1
Net income	—	—	216.4	—	—	216.4
Employee pension and postretirement benefits, net of tax of ($14.2)	—	—	—	(27.5)	—	(27.5)
Currency translation adjustments	—	—	—	(3.0)	—	(3.0)
Cash dividends ($0.76 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	0.5	—	—	21.2	21.7
Stock-based compensation expense	—	18.7	—	—	—	18.7
Excess tax benefit from stock-based compensation	—	1.1	—	—	—	1.1
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	(6.2)
Derivative instruments	—	—	—	(0.1)	—	(0.1)
Other	—	(6.9)	—	—	7.2	0.3
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2016	2015	2014
Operating activities:
Net income	$216.4	$229.5	$309.3
Asset impairment charge	26.9	—	—
Depreciation and amortization	128.8	124.5	126.8
Stock-based compensation expense	18.7	21.4	25.0
Deferred income taxes	(17.0)	(12.2)	(19.8)
Foreign currency transaction (gains) losses	(1.1)	10.4	(2.3)
Gain on sale of assets	(19.1)	(9.3)	(3.5)
Other non-cash adjustments	0.3	14.1	7.8
Changes in operating assets and liabilities:
Receivables, net	(39.6)	(13.9)	(195.6)
Inventories, net	327.2	(378.8)	(153.4)
Other current assets	(19.0)	(1.7)	(6.8)
Accounts payable	(87.6)	(28.7)	62.4
Customer advances	31.6	130.1	15.8
Payroll-related obligations	25.0	(37.2)	(4.8)
Income taxes	(14.0)	17.6	74.3
Other current liabilities	10.8	(9.1)	(89.8)
Other long-term assets and liabilities	(10.6)	25.8	25.0
Total changes in operating assets and liabilities	223.8	(295.9)	(272.9)
Net cash provided by operating activities	577.7	82.5	170.4

Investing activities:
Additions to property, plant and equipment	(92.5)	(131.7)	(92.2)
Additions to equipment held for rental	(34.8)	(26.3)	(32.7)
Acquisition of a business, net of cash acquired	—	(10.0)	—
Proceeds from sale of equipment held for rental	40.2	26.8	12.8
Other investing activities	(2.1)	1.1	(2.7)
Net cash used by investing activities	(89.2)	(140.1)	(114.8)

Financing activities:
Repayments of debt (original maturities greater than three months)	(373.5)	(365.0)	(710.0)
Proceeds from issuance of debt (original maturities greater than three months)	323.5	375.0	650.0
Net increase (decrease) in short-term debt	(33.5)	33.5	—
Repurchases of Common Stock	(100.1)	(200.4)	(403.3)
Debt issuance costs	—	(15.5)	(19.1)
Proceeds from exercise of stock options	21.7	8.6	50.9
Dividends paid	(55.9)	(53.1)	(50.7)
Excess tax benefit from stock-based compensation	2.0	4.0	6.2
Net cash used by financing activities	(215.8)	(212.9)	(476.0)

Effect of exchange rate changes on cash	6.3	(0.4)	0.7
Increase (decrease) in cash and cash equivalents	279.0	(270.9)	(419.7)
Cash and cash equivalents at beginning of year	42.9	313.8	733.5
Cash and cash equivalents at end of year	$321.9	$42.9	$313.8

Supplemental disclosures:
Cash paid for interest	$54.7	$51.0	$56.0
Cash paid for income taxes	116.8	89.9	61.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG) and JerrDan Corporation (JerrDan). JLG holds, along with an unaffiliated third-party, a 50% interest in a joint venture in The Netherlands, RiRent Europe, B.V. (RiRent). The Company's defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), Oshkosh Airport Products, LLC (Airport Products) and Kewaunee Fabrications LLC (Kewaunee). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (McNeilus), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO), London Machinery Inc. and its wholly-owned subsidiary (London), Iowa Mold Tooling Co., Inc. (IMT) and Oshkosh Commercial Products, LLC (Oshkosh Commercial). McNeilus owns a 49% interest in Mezcladoras Trailers de Mexico, S.A. de C.V. (Mezcladoras), which manufactures and markets concrete mixers, concrete batch plants and refuse collection vehicles in Mexico.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Presentation — The consolidated financial statements include the accounts of Oshkosh and all of its majority-owned or controlled subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% voting interest in RiRent and its 49% interest in Mezcladoras under the equity method.

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under the percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the U.S. Department of Defense (DoD) generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales, including estimated margins, are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Bid and proposal costs are expensed as incurred. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 19%, 13% and 20% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2016, 2015 and 2014, respectively.

The Company invoices the government as the units are formally accepted. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $103.1 million, $147.9 million and $142.0 million during fiscal 2016, 2015 and 2014, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $21.6 million, $22.1 million and $20.4 million in fiscal 2016, 2015 and 2014, respectively.

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. See Note 15 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

Debt Financing Costs — Debt issuance costs on term debt are amortized using the interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related lines of credit. Amortization expense was $3.0 million, $6.4 million (including $3.3 million of amortization related to early debt retirement) and $6.2 million (including $2.2 million of amortization related to early debt retirement) in fiscal 2016, 2015 and 2014, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2016 and 2015. See Note 14 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2016 consisted principally of bank deposits and money market instruments.

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 81.6% of the Company’s inventories at September 30, 2016 and 79.7% of the Company's inventories at September 30, 2015. For the remaining inventories, cost has been determined using the first-in, first-out (FIFO) method.

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

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from ten to forty years for buildings and improvements, from four to twenty-five years for machinery and equipment and from three to ten years for software and related costs. The Company capitalizes interest on borrowings during the active construction period of major capital projects. All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company's pension liability, other post-employment benefit liability, accrued warranty and accrued product liability that are not expected to be settled in the subsequent twelve month period.

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded net foreign currency transaction losses of $1.2 million, $4.5 million and $3.8 million in fiscal 2016, 2015 and 2014, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications — Certain reclassifications have been made to the fiscal 2015 and 2014 financial statements to conform to the fiscal 2016 presentation. “Prepaid income taxes,” which was previously presented as a separate line in the Consolidated Balance Sheets, is now reported in “Other current assets.” “Investments in unconsolidated affiliates,” which was previously presented as a separate line in the Consolidated Balance Sheets, is now reported in “Other long-term assets.” “Accrued warranty,” which was previously presented as a separate line in the Consolidated Balance Sheets, is now reported in “Other current liabilities.” “Gain on sale of assets,” which was previously included in other non-cash adjustments within the Consolidated Statements of Cash Flows, is now reported as a separate line in the Consolidated Statements of Cash Flows. “Contributions to rabbi trust,” which was previously presented as a separate line in the Consolidated Statements of Cash Flows, is now reported in “Other investing activities.”

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes all existing U.S GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures.The FASB has issued several amendments to the original standard, which becomes effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted one year earlier. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is part of the FASB’s initiative to reduce complexity in accounting standards. The guidance requires an entity to recognize debt issuance costs related to debt as a direct deduction from the carrying amount of the debt in the balance sheet, thereby increasing the effective rate of interest, as opposed to a deferred cost. The Company adopted ASU 2015-03 as of September 30, 2016, and has retrospectively reclassified $10.7 million of debt issuance costs associated with the Company's long-term debt as of September 30, 2015 from “Other long-term assets” to “Long-term debt”.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to classify investments for which fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the fair value hierarchy. The amendment is expected to eliminate diversity in practice resulting from the way that investments measured at NAV are classified within the fair value hierarchy. The Company adopted ASU 2015-07 as of September 30, 2016 and has applied it on a retrospective basis. The adoption of ASU 2015-07 did not have a material impact on the Company's financial statements.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Topic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The guidance amends the accounting standard to allow the presentation of debt issuance costs associated with lines-of-credit as an asset and to allow subsequent amortization of the deferred issuance costs ratably over the term of the line-of-credit. The Company adopted ASU 2015-15 as of September 30, 2016. The adoption of ASU 2015-15 did not have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is part of the FASB's initiative to reduce complexity of financial statements. The guidance removes the requirement to separate and classify deferred income tax liabilities and assets into current and noncurrent amounts and requires an entity to classify all deferred tax liabilities and assets as noncurrent. The Company adopted ASU 2015-17 as of September 30, 2016, and has retrospectively reclassified $52.2 million of current net deferred taxes to long-term net deferred taxes as of September 30, 2015.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is expected to increase transparency and comparability among organizations. The standard requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The standard is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that cash flows resulting from share-based payments be reported as operating activities within the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing the expense of share-based compensation. The Company will be required to adopt ASU 2016-09 as of October 1, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company's financial statements.

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

3.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2016	2015
U.S. government:
Amounts billed	$49.0	$63.1
Cost and profits not billed	55.3	66.8
	104.3	129.9
Other trade receivables	881.8	782.3
Finance receivables	7.6	7.4
Notes receivable	36.1	29.6
Other receivables	38.6	57.7
	1,068.4	1,006.9
Less allowance for doubtful accounts	(21.2)	(20.3)
	$1,047.2	$986.6

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2016	2015
Current receivables	$1,021.9	$964.6
Long-term receivables (included in “Other long-term assets”)	25.3	22.0
	$1,047.2	$986.6

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2016	2015	2016	2015
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.9	—	—	—

Receivables on nonaccrual status	4.5	1.1	25.1	22.9
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	3.1	6.2	—	—
Allowance for doubtful accounts	(0.1)	(0.1)	—	—
Receivables subject to specific reserves	4.5	1.2	36.1	29.6
Allowance for doubtful accounts	(0.9)	—	(13.0)	(12.7)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2016, approximately 87% of the notes receivable balance outstanding was due from four parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At September 30, 2016, restructured finance receivables and notes receivables were $4.0 million and $13.0 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2016, 2015 or 2014, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Fiscal Year Ended September 30, 2016
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$0.1	$12.7	$7.5	$20.3
Provision for doubtful accounts, net of recoveries	0.9	1.3	0.5	2.7
Charge-off of accounts	—	(1.0)	(0.9)	(1.9)
Foreign currency translation	—	—	0.1	0.1
Allowance for doubtful accounts at end of year	$1.0	$13.0	$7.2	$21.2

	Fiscal Year Ended September 30, 2015
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$—	$13.6	$8.2	$21.8
Provision for doubtful accounts, net of recoveries	0.1	0.3	1.6	2.0
Charge-off of accounts	—	—	(2.2)	(2.2)
Foreign currency translation	—	(1.2)	(0.1)	(1.3)
Allowance for doubtful accounts at end of year	$0.1	$12.7	$7.5	$20.3

4.    Inventories

Inventories consisted of the following (in millions):

	September 30,
	2016	2015
Raw materials	$481.2	$532.1
Partially finished products	307.8	266.3
Finished products	286.9	594.4
Inventories at FIFO cost	1,075.9	1,392.8
Less: Progress/performance-based payments on U.S. government contracts	(17.8)	(12.9)
Excess of FIFO cost over LIFO cost	(78.3)	(78.2)
	$979.8	$1,301.7

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2016	2015
Land and land improvements	$56.8	$57.5
Buildings	283.4	274.8
Machinery and equipment	597.3	549.2
Software and related costs	147.4	131.9
Equipment on operating lease to others	25.7	42.2
Construction in progress	—	38.1
	1,110.6	1,093.7
Less accumulated depreciation	(658.5)	(617.9)
	$452.1	$475.8

Depreciation expense was $73.3 million, $64.9 million and $65.3 million in fiscal 2016, 2015 and 2014, respectively. The Company recognized a long-lived asset impairment charge of $26.9 million during fiscal 2016. Charges of $1.6 million related to the impairment of long-lived assets were included in depreciation expense in fiscal 2014. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at September 30, 2016 and 2015 was $18.6 million and $33.9 million, respectively.

6.    Goodwill and Purchased Intangible Assets

As of July 1, 2016, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2016, the Company used a weighted-average cost of capital, depending on the reporting unit, of 11.0% to 12.0% (12.0% to 13.5% at July 1, 2015) and a terminal growth rate of 3.0% (2.0% to 3.0% at July 1, 2015). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2016, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending will improve over time. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in goodwill during fiscal 2016 and 2015 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2014	$898.2	$106.1	$21.2	$1,025.5
Foreign currency translation	(27.0)	—	(0.4)	(27.4)
Other	3.0	—	—	3.0
Net goodwill at September 30, 2015	874.2	106.1	20.8	1,001.1
Foreign currency translation	2.4	—	—	2.4
Net goodwill at September 30, 2016	$876.6	$106.1	$20.8	$1,003.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2016			September 30, 2015
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,808.7	$(932.1)	$876.6	$1,806.3	$(932.1)	$874.2
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,113.5	$(1,110.0)	$1,003.5	$2,111.1	$(1,110.0)	$1,001.1

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2016
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.0)	$27.4
Non-compete	10.5	56.4	(56.4)	—
Technology-related	11.9	104.7	(91.5)	13.2
Customer relationships	12.8	550.8	(427.4)	123.4
Other	16.3	16.5	(14.7)	1.8
	14.5	783.8	(618.0)	165.8
Non-amortizable trade names		387.7	—	387.7
		$1,171.5	$(618.0)	$553.5

	September 30, 2015
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(26.6)	$28.8
Non-compete	10.5	56.4	(56.3)	0.1
Technology-related	11.9	104.8	(83.3)	21.5
Customer relationships	12.8	550.3	(384.0)	166.3
Other	16.5	16.5	(14.3)	2.2
	14.5	783.4	(564.5)	218.9
Non-amortizable trade names		387.8	—	387.8
		$1,171.2	$(564.5)	$606.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $26.5 million at September 30, 2016). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2016 are as follows: 2017 - $45.8 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million and 2021 - $5.3 million.

7.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2016	2015
Rabbi trust, less current portion	$20.5	$21.4
Customer notes receivable	30.8	25.6
Deferred income taxes, net	8.4	8.6
Investments in unconsolidated affiliates	14.9	16.2
Other	24.4	31.6
	99.0	103.4
Less allowance for doubtful notes receivable	(11.8)	(11.4)
	$87.2	$92.0

The rabbi trust (the “Trust”) holds investments to fund certain of the Company's obligations under its nonqualified supplemental executive retirement plan (SERP). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company's creditors.

8.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2016 and 2015.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment under noncancelable operating leases was $45.0 million, $45.1 million and $44.8 million in fiscal 2016, 2015 and 2014, respectively.

Future minimum lease payments due under operating leases at September 30, 2016 were as follows: 2017 - $26.6 million; 2018 - $19.5 million; 2019 - $12.7 million; 2020 - $9.0 million; 2021 - $6.8 million; and thereafter - $4.3 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$355.0	$(1.4)	$353.6
5.375% Senior notes due March 2022	250.0	(4.3)	245.7
5.375% Senior notes due March 2025	250.0	(3.1)	246.9
	$855.0	$(8.8)	846.2
Less current maturities			(20.0)
			$826.2

Revolving Credit Facility			$—
Current maturities of long-term debt			20.0
			$20.0

	September 30, 2015
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$375.0	$(2.1)	$372.9
5.375% Senior notes due March 2022	250.0	(5.1)	244.9
5.375% Senior notes due March 2025	250.0	(3.5)	246.5
	$875.0	$(10.7)	864.3
Less current maturities			(20.0)
			$844.3

Revolving Credit Facility			$63.5
Current maturities of long-term debt			20.0
			$83.5

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At September 30, 2016, there was no outstanding balance under the Revolving Credit Facility. Outstanding letters of credit of $110.8 million reduced the available capacity under the Revolving Credit Facility to $739.2 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2016, the interest spread on the Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2016 was 2.03%.

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

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA) as of the last day of any fiscal quarter of 4.50 to 1.00.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2016.

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

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The net proceeds of both note issuances were used to repay existing outstanding notes of the Company. The Company has the option to redeem the 2022 Senior Notes and the 2025 Senior Notes for a premium after March 1, 2017 and March 1, 2020, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2015, the Company recognized $14.7 million of expense associated with the 2025 Senior Notes transaction, comprised of call premium, third-party costs and $3.3 million of write-off of unamortized debt issuance costs. In fiscal 2014, the Company recognized $10.9 million of expense associated with the Credit Agreement and the 2022 Senior Notes transactions, comprised of call premium, third-party costs and $2.2 million of write-off of unamortized debt issuance costs. Expenses related to the transactions are included in interest expense. Additionally, $3.7 million and $10.4 million of debt issuance costs were recognized as a reduction of the carrying value of the related debt in connection with the transactions in fiscal 2015 and fiscal 2014, respectively.

The 2022 Senior Notes and the 2025 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2022 Senior Notes and 2025 Senior Notes. See Note 23 of the Notes to Consolidated Financial Statements for separate financial information of the subsidiary guarantors.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2016, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $262 million ($252 million at September 30, 2015) and $263 million ($249 million at September 30, 2015), respectively. The fair value of the Term Loan approximated book value at both September 30, 2016 and 2015. See Note 14 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

10.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded were $46.8 million, $42.3 million and $42.8 million in fiscal 2016, 2015 and 2014, respectively. Accrued warranty is reported in “Other current liabilities” in the Consolidated Balance Sheets.

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $30.4 million and $15.2 million at September 30, 2016 and 2015, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015
Balance at beginning of year	$92.1	$101.9
Warranty provisions	45.9	44.6
Settlements made	(52.5)	(53.8)
Changes in liability for pre-existing warranties, net	0.9	(2.3)
Premiums received	14.8	13.0
Amortization of premiums received	(11.3)	(9.3)
Foreign currency translation	(0.3)	(2.0)
Balance at end of year	$89.6	$92.1

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Guarantee Arrangements

The Company is party to multiple agreements whereby at September 30, 2016 and 2015 it guaranteed an aggregate of $563.2 million and $606.3 million, respectively, in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2016 and 2015 was $116.3 million and $120.4 million, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015
Balance at beginning of year	$5.6	$4.6
Provision for new credit guarantees	4.1	3.8
Changes for pre-existing guarantees, net	1.7	(0.5)
Amortization of previous guarantees	(3.0)	(2.1)
Foreign currency translation	—	(0.2)
Balance at end of year	$8.4	$5.6

12.    Shareholders’ Equity

On August 31, 2015 the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 from the balance remaining from prior authorizations. Between August 31, 2015 and September 30, 2016 the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of September 30, 2016. Including shares repurchased under prior authorizations, the Company repurchased 2.5 million shares, 4.9 million shares and 8.3 million shares at a cost of $100.1 million, $200.4 million and $403.3 million during fiscal 2016, 2015 and 2014, respectively. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 9 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

13.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (derivatives) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB ASC Topic 815, Derivatives and Hedging as follows:

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

Cash Flow Hedging Strategy - To protect against the impact of movements in foreign exchange rates on forecasted purchases or sales transactions denominated in foreign currency, the Company has a foreign currency cash flow hedging

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

program. The Company hedges portions of its forecasted transactions denominated in foreign currency with forward contracts.

At September 30, 2016, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $1.1 million. Net gains or losses related to hedge ineffectiveness were insignificant for all periods. Ineffectiveness is included in “Miscellaneous, net” in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is under twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $110.5 million in notional amounts covering a variety of foreign currency exposures.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on an executory sales contract that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of the interest rate related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2016, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $6.7 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	September 30, 2016		September 30, 2015
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$—	$0.4	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.1	0.4	0.3	0.4
Interest rate contracts	—	0.4	—	0.7
	$0.1	$0.8	$0.7	$1.1

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2016	2015	2014
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$(0.2)	$0.1	$—
Foreign exchange contracts	Cost of sales	—	0.2	—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	(7.6)	12.7	3.3
Interest rate contracts	Miscellaneous, net	(0.2)	—	—
		$(8.0)	$13.0	$3.3

14.    Fair Value Measurement

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2016 or 2015.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.1	—	0.1

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.4	—	0.4

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.7	—	0.7

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.7	—	0.7
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified SERP. The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of interest rate swap prices.

See Notes 9 and 17 of the Notes to Consolidated Financial Statements for fair value information related to debt and pension assets.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, (see Note 5 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 6 of the Notes to Consolidated Financial Statements for impairment valuation analysis of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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

Under the 2009 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (SAR), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (RSU) or other stock-based awards. The 2009 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2009 Stock Plan generally become exercisable in equal installments over a 3-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than seven years from the date of grant. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company's Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. The Company recognizes compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. At September 30, 2016, the Company had reserved 5,320,189 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2016 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,723,361	$39.55	2,596,828
Equity compensation plans not approved by security holders	—	—	—
	2,723,361	$39.55	2,596,828

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense (income) was as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Stock options	$6.7	$6.0	$8.1
Stock awards (shares and units)	9.7	11.5	12.5
Performance share awards	2.3	3.9	4.4
Cash-settled stock appreciation rights	3.4	(0.9)	(0.9)
Cash-settled restricted stock awards	0.9	0.9	3.1
Total stock-based compensation cost	23.0	21.4	27.2
Income tax benefit recognized for stock-based compensation	(8.4)	(7.9)	(10.0)
	$14.6	$13.5	$17.2

Total stock-based compensation expense in fiscal 2014 includes expenses related to stock-based awards to the Company's former Chief Executive Officer which, for awards of options and restricted stock units, were recorded as a charge to operating income immediately upon grant pursuant to the terms of his awards because he was retirement eligible on the grant date. There was no annual award of stock-based compensation in fiscal 2015 as the date for the annual awards was moved from September to November beginning with September 2015.

Stock Options — A summary of the Company’s stock option activity is as follows:

	Fiscal Year Ended September 30,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2,369,872	$36.57	2,690,507	$36.20	3,747,094	$33.41
Granted	567,550	41.52	6,725	44.92	505,800	46.98
Forfeited	(70,177)	44.31	(25,215)	42.20	(17,206)	37.25
Expired	(43,392)	49.19	(24,866)	54.41	—	—
Exercised	(718,924)	30.25	(277,279)	31.05	(1,545,181)	32.96
Outstanding, end of year	2,104,929	$39.55	2,369,872	$36.57	2,690,507	$36.20
Exercisable, end of year	1,473,761	$38.28	1,939,478	$34.25	1,819,535	$32.71

Stock options outstanding and exercisable as of September 30, 2016 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.24	241,735	2.0	$16.41	$9.6	241,735	2.0	$16.41	$9.6
$28.73	-	$38.46	403,669	2.3	29.47	10.7	403,669	2.3	29.47	10.7
$39.91	-	$54.63	1,459,525	4.6	46.17	14.3	828,357	3.6	48.95	5.8
			2,104,929	3.8	$39.55	$34.6	1,473,761	3.0	$38.28	$26.1

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on the fair market value of the Company’s Common Stock.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised for fiscal 2016, 2015 and 2014 was $12.6 million, $5.0 million and $32.4 million, respectively. Net cash proceeds from the exercise of stock options were $21.7 million, $8.6 million and $50.9 million for fiscal 2016, 2015 and 2014, respectively. The actual income tax benefit realized totaled $4.6 million, $1.8 million and $11.9 million for those same periods.

As of September 30, 2016, the Company had $2.6 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2016	2015	2014
Assumptions:
Expected term (in years)	5.1	5.1	5.1
Expected volatility	40.40%	42.08%	43.23%
Risk-free interest rate	1.73%	1.55%	1.80%
Expected dividend yield	1.65%	1.25%	1.23%

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date. The weighted-average per share grant date fair values for stock option grants during fiscal 2016, 2015 and 2014 were $13.44, $15.54 and $16.91, respectively.

Stock Awards — A summary of the Company’s stock award activity is as follows:

	Fiscal Year Ended September 30,
	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	273,992	$46.84	609,869	$41.70	609,871	$35.55
Granted	323,800	40.33	37,725	44.50	305,900	47.72
Forfeited	(53,928)	45.71	(17,606)	41.36	(42,406)	37.22
Vested	(230,058)	43.28	(355,996)	38.06	(263,496)	35.17
End of year	313,806	$42.93	273,992	$46.84	609,869	$41.70

The total fair value of shares vested during fiscal 2016, 2015 and 2014 was $10.7 million, $14.3 million and $12.5 million, respectively. The actual income tax benefit realized totaled $3.9 million, $5.3 million and $4.6 million for those same periods.

As of September 30, 2016, the Company had $6.2 million of unrecognized compensation expense related to stock awards, which will be recognized over a weighted-average period of 2.0 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows:

	Fiscal Year Ended September 30,
	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	129,475	$54.94	257,475	$45.44	358,800	$36.90
Granted	78,175	47.07	—	—	52,475	55.17
Forfeited	(31,326)	52.90	—	—	(7,492)	40.00
Performance adjustments	(27,874)	54.71	(44,800)	35.84	146,134	28.23
Vested	(44,900)	54.59	(83,200)	35.84	(292,442)	28.24
End of year	103,550	$49.83	129,475	$54.94	257,475	$45.44

Performance share awards generally vest over a three year service period following the grant date. Performance shares vest under two separate measurement criteria. The first type vest only if the Company’s total shareholder return (TSR) over the three-year term of the awards compares favorably to that of a comparator group of companies. The second type vest only if the Company’s return on invested capital (ROIC) over the vesting period compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting in the fiscal years ending September 30, 2016, 2015 and 2014 were 80%, 65% and 200% of target levels, respectively. Awards based on ROIC were not granted until fiscal 2016, therefore these awards will not fully vest until September 2018. In October 2016, 42,571 shares of Common Stock were issued from treasury for unpaid performance shares that vested in fiscal 2016. An income tax benefit is recognized in the year of Common Stock issuance. The Company realized an income tax benefit of $1.3 million, $4.1 million and $1.7 million in fiscal 2016, 2015 and 2014, respectively, related to the issuance of performance shares.

As of September 30, 2016, the Company had $2.6 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.8 years.

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Total Shareholder Return Performance Shares Granted During	2016	2014
Assumptions:
Expected term (in years)	2.88	3.03
Expected volatility	33.28%	39.75%
Risk-free interest rate	1.20%	1.07%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during fiscal 2016 and 2014 was $54.33 and $55.17 per award, respectively. There were no performance share awards granted in fiscal 2015, because of the change in annual grant date from September to November of the following fiscal year.

ROIC performance shares are granted as target awards. A payout factor has been established ranging from zero to 200% of the target award based on the Company's actual performance compared to performance of a peer group over the vesting period. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Settled Stock Appreciation Rights — In fiscal 2016 and 2014, the Company granted employees 27,900 and 32,625 cash-settled SARs, respectively. There were no cash-settled SARs granted during fiscal 2015. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. SARs are subsequently remeasured at each interim reporting period based on a revised Black Scholes value. The total value of SARs exercised during fiscal 2016, 2015 and 2014 was $1.2 million, $2.1 million and $3.6 million, respectively.

As of September 30, 2016, the Company had $0.2 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.2 years.

Cash-Settled Restricted Stock Units — In fiscal 2016 and 2014, the Company granted employees 13,700 and 17,750 cash-settled RSUs, respectively. There were no cash-settled RSUs granted during fiscal 2015. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2016, 2015 and 2014 was $0.6 million, $2.1 million and $5.8 million, respectively.

As of September 30, 2016, the Company had $0.4 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.2 years.

16.    Restructuring and Other Charges

On September 21, 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. Concurrent with this decision, the Company’s access equipment segment committed to cease operations at its Orrville, Ohio parts distribution center by August 1, 2017. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. With the Company’s announced intent to outsource its aftermarket parts distribution to a third party, the Company abandoned an information system which was developed to support aftermarket parts distribution and recognized a pre-tax impairment charge of $26.9 million in the fourth quarter of fiscal 2016. The Company expects to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision.

Pre-tax restructuring charges for fiscal year ended September 30, 2016 were as follows (in millions):

	Cost of Sales	Operating Expenses	Total
Access equipment	$0.9	$26.9	$27.8

Changes in the Company's restructuring reserves, included within “Other current liabilities” in the Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Asset Impairment	Total
Balance at September 30, 2015	$—	$—	$—
Restructuring provision	0.9	26.9	27.8
Utilized - cash	—	—	—
Utilized - noncash	—	(26.9)	(26.9)
Balance as of September 30, 2016	$0.9	$—	$0.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans for certain employees providing services to Oshkosh, Oshkosh Defense, Airport Products, Oshkosh Commercial and Pierce. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. Effective December 31, 2012, salaried participants in the pension plans no longer receive credit, other than for vesting purposes, for eligible earnings. In December 2013, the Pierce pension plan was amended to close participation in the plan for new production employees. Effective October 1, 2016, the Oshkosh Defense hourly defined benefit pension plan is closed to new production employees, who will instead participate in an expanded Company-sponsored, defined contribution plan.

In connection with staffing reductions in the defense segment as a result of declining sales to the DoD, the Company recorded pension curtailment losses of $6.8 million during fiscal 2014. During fiscal 2014, the Company amended the Oshkosh and Pierce pension plans to offer qualified terminated vested plan participants and/or their beneficiaries the option of an immediate lump sum distribution or monthly annuity during a limited window of time. A settlement charge of $1.4 million was recorded during fiscal 2014 based on the results of the offer.

Supplemental Executive Retirement Plans — The Company maintains defined benefit SERPs for certain executive officers of the Company and its subsidiaries. Benefits are based upon the employees' earnings. In fiscal 2013, the Oshkosh SERP was amended to freeze benefits under the plan and the Company established the Trust to fund obligations under the Oshkosh SERP. As of September 30, 2016, the Trust held assets of $21.7 million. The Trust assets are subject to claims of the Company's creditors. The Trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognized $1.8 million, $0.8 million and $1.7 million of expense for liabilities under the defined contribution SERP in fiscal 2016, 2015 and 2014, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans for Oshkosh Defense, JLG, Pierce and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

In connection with staffing reductions in the defense segment, the Company recorded post-employment curtailment gains of $3.4 million and $10.0 million during fiscal 2015 and 2014, respectively.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of and for the fiscal years ended September 30, 2016 and 2015, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2016	2015	2016	2015

Accumulated benefit obligation at September 30	$474.9	$410.3	$47.2	$37.5

Change in projected benefit obligation
Benefit obligation at October 1	$414.9	$403.2	$37.5	$44.0
Service cost	8.8	8.2	2.0	1.7
Interest cost	18.3	18.1	1.5	1.7
Actuarial loss (gain)	56.4	(3.3)	8.3	(5.5)
Participant contributions	0.2	0.2	—	—
Plan amendments	1.1	1.1	—	—
Curtailments	—	—	—	(2.2)
Benefits paid	(13.2)	(11.1)	(2.1)	(2.2)
Currency translation adjustments	(4.2)	(1.5)	—	—
Benefit obligation at September 30	$482.3	$414.9	$47.2	$37.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Postretirement
	Pension Benefits		Health and Other
	2016	2015	2016	2015
Change in plan assets
Fair value of plan assets at October 1	$312.5	$320.6	$—	$—
Actual return on plan assets	37.7	4.7	—	—
Company contributions	3.1	2.7	2.1	2.2
Participant contributions	0.2	0.2	—	—
Expenses paid	(2.2)	(2.8)	—	—
Benefits paid	(13.2)	(11.1)	(2.1)	(2.2)
Currency translation adjustments	(4.1)	(1.8)	—	—
Fair value of plan assets at September 30	$334.0	$312.5	$—	$—
Funded status of plan - underfunded at September 30	$(148.3)	$(102.4)	$(47.2)	$(37.5)

Recognized in consolidated balance sheet at September 30
Prepaid benefit cost (long-term asset)	$—	$3.9	$—	$—
Accrued benefit liability (current liability)	(2.0)	(1.5)	(1.5)	(1.6)
Accrued benefit liability (long-term liability)	(146.3)	(104.8)	(45.7)	(35.9)
	$(148.3)	$(102.4)	$(47.2)	$(37.5)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(69.0)	$(47.0)	$(4.5)	$0.8
Prior service (cost) benefit	(9.1)	(9.5)	8.7	9.3
	$(78.1)	$(56.5)	$4.2	$10.1

Weighted-average assumptions as of September 30
Discount rate	3.70%	4.45%	3.47%	4.08%
Expected return on plan assets	5.78%	6.03%	n/a	n/a

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following as of September 30 (in millions):

	2016	2015
Projected benefit obligation	$482.3	$391.6
Accumulated benefit obligation	474.9	385.2
Fair value of plan assets	334.0	285.4

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost (income) for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost (income)
Service cost	$8.8	$8.2	$8.1	$2.0	$1.7	$2.2
Interest cost	18.3	18.1	17.7	1.5	1.7	2.0
Expected return on plan assets	(17.4)	(17.9)	(19.8)	—	—	—
Amortization of prior service cost (benefit)	1.8	1.7	2.0	(0.9)	(0.9)	(1.6)
Curtailment/settlement	—	—	8.2	—	(3.4)	(10.0)
Amortization of net actuarial loss (gain)	2.3	2.6	0.6	(0.1)	0.1	0.2
Expenses paid	2.2	2.8	3.2	—	—	—
Net periodic benefit cost (income)	$16.0	$15.5	$20.0	$2.5	$(0.8)	$(7.2)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$36.6	$10.0	$32.8	$8.3	$(7.7)	$(0.8)
Prior service cost	1.1	1.1	1.1	—	—	—
Amortization of prior service benefit (cost)	(1.8)	(1.7)	(2.0)	0.9	0.9	1.6
Curtailment/settlement	—	—	(8.2)	—	3.4	10.0
Amortization of net actuarial (loss) gain	(2.3)	(2.6)	(0.6)	0.1	(0.1)	(0.2)
	$33.6	$6.8	$23.1	$9.3	$(3.5)	$10.6

Weighted-average assumptions
Discount rate	4.45%	4.52%	5.07%	4.08%	4.04%	4.76%
Expected return on plan assets	6.03%	6.25%	6.50%	n/a	n/a	n/a

Included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at September 30, 2016 are prior service costs of $1.8 million ($1.1 million net of tax) and unrecognized net actuarial losses of $4.1 million ($2.6 million net of tax) expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2017.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 6.5% in fiscal 2016, declining to 5.0% in fiscal 2022. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2016 would increase by $11.4 million and the net periodic postretirement benefit cost for fiscal 2017 would increase by $1.3 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2016 by $8.2 million and the net periodic postretirement benefit cost for fiscal 2017 would decrease by $0.9 million.

The Company’s Board of Directors has appointed an Investment Committee (Committee), which consists of members of management, to manage the investment of the Company’s pension plan assets. The Committee has established and operates under an Investment Policy. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an adviser to monitor the performance of the investment managers. The Investment Policy prohibits certain investment transactions, such as commodity contracts, margin transactions, short selling and investments in Company securities, unless the Committee gives prior approval.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, 2016 by asset category, were as follows:

	Target %	2016
Asset Category
Fixed income	30% - 40%	36%
Large-cap equity	25% - 35%	33%
Mid-cap equity	5% - 15%	8%
Small-cap equity	5% - 15%	10%
Global equity	5% - 15%	11%
Other	0% - 5%	2%
		100%

The Company's pension plan investment strategy is based on an expectation that, over time, equity securities will provide higher returns than debt securities. The plans primarily minimize the risk of larger losses under this strategy through diversification of investments by asset class, by investing in different styles of investment management within the classes and using a number of different investment managers. Beginning in fiscal 2016, the Company began to implement a dynamic liability driven investment strategy for those pension plans with frozen benefits. The objective of this strategy is to more closely align the pension plan assets with its pension plan liabilities in terms of how both respond to changes in interest rates. Plan assets will be allocated to two investment categories, including a category containing high quality fixed income securities and another category comprised of traditional securities and alternative asset classes. Assets are managed externally according to guidelines approved by the Company. Over time, the Company intends to reduce assets allocated to the return seeking category and correspondingly increase assets allocated to the high quality fixed income category to align assets more closely with the pension plan obligations.

The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plans are invested.

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016:
Common stocks
U.S. companies (a)	$66.8	$5.4	$—	$72.2
International companies (b)	—	11.5	—	11.5
Mutual funds (a)	61.9	—	—	61.9
Government and agency bonds (c)	—	5.3	—	5.3
Corporate bonds and notes (d)	—	6.0	—	6.0
Money market funds (e)	5.8	—	—	5.8
	$134.5	$28.2	$—	162.7
Investments measured at net asset value (NAV) (f)				171.3
				$334.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015:
Common stocks
U.S. companies (a)	$97.5	$4.8	$—	$102.3
International companies (b)	—	14.4	—	14.4
Mutual funds (a)	90.6	—	—	90.6
Government and agency bonds (c)	11.8	27.8	—	39.6
Corporate bonds and notes (d)	—	46.4	—	46.4
Money market funds (e)	19.2	—	—	19.2
	$219.1	$93.4	$—	$312.5
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security “best” price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

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

(f)
These investments consists of privately placed funds that are valued based on NAV. NAV of the funds is based on the fair value of each funds underlying investments. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that calculate fair value based on NAV per share practical expedient as of September 30, 2016 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period(1)
Common collective trust	$171.3	$—	N/A	15 days
_________________________

(1)	Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to make contributions of between $5.0 million to $10.0 million to its pension plans in fiscal 2017.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Postretirement Health and Other
Fiscal Year Ending	Pension Benefits
September 30,	Qualified	Non-Qualified
2017	$10.8	$2.0	$1.5
2018	12.1	1.9	1.8
2019	13.6	1.9	2.1
2020	15.0	1.9	2.5
2021	16.5	1.9	2.7
2022-2026	103.6	9.8	17.9

Multi-Employer Pension Plans — The Company participates in the Boilermaker-Blacksmith National Pension Trust (Employer Identification Number 48-6168020), a multi-employer defined benefit pension plan related to collective bargaining employees at the Company's Kewaunee facility. The Company's contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on May 1, 2022. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

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

As of December 31, 2015, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2016, 2015 or 2014. The Company made contributions to the plan of $1.2 million, $1.2 million and $1.2 million in fiscal 2016, 2015 and 2014, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. The Company also contributes between 3% and 6% of an employee's base pay, depending on age. Amounts expensed for Company matching and discretionary contributions were $35.6 million, $33.4 million and $31.9 million in fiscal 2016, 2015 and 2014, respectively.

18.    Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Domestic	$277.1	$316.4	$373.1
Foreign	29.9	9.7	58.8
	$307.0	$326.1	$431.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Allocated to Income Before Equity in Earnings of Unconsolidated Affiliates
Current:
Federal	$103.6	$108.8	$118.8
Foreign	3.2	1.5	14.7
State	2.6	1.1	11.3
Total current	109.4	111.4	144.8
Deferred:
Federal	(18.5)	(10.8)	(8.5)
Foreign	2.0	(1.3)	(10.5)
State	(0.5)	(0.1)	(0.8)
Total deferred	(17.0)	(12.2)	(19.8)
	$92.4	$99.2	$125.0

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$(14.2)	$(1.2)	$(12.4)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2016	2015	2014
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.3	2.5	2.1
Foreign taxes	(1.7)	(2.4)	(1.4)
Tax audit settlements	0.1	(2.6)	(2.3)
Valuation allowance	(0.6)	0.4	(2.4)
Domestic tax credits	(1.5)	(1.3)	(0.4)
Manufacturing deduction	(3.0)	(2.8)	(2.2)
Other, net	0.5	1.6	0.6
	30.1%	30.4%	29.0%

During fiscal 2016, the Company recorded discrete tax benefits of $7.5 million (2.4% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2016, provision to return adjustments for federal, state, and foreign jurisdictions, and tax reserve releases due to expiration of statutes of limitations. During fiscal 2015, the Company recorded discrete tax benefits of $13.8 million (4.2% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2015 and settlement of audits and expiration of statutes of limitations. During fiscal 2014, the Company recorded discrete tax benefits of $25.7 million (6.0% of pre-tax income), which included settlement of audits, changes in filing positions taken in prior years, expiration of statutes of limitations and future realization of losses previously unbenefited.

Deferred tax assets for net operating loss and tax credit carryforwards decreased $2.4 million in fiscal 2016 to $36.4 million at September 30, 2016. Changes included a $4.6 million reduction in net operating loss carryforwards due to the utilization of foreign ($3.8 million) and state ($0.8 million) net operating losses carried forward to fiscal 2016, a $2.8 million increase due to fiscal 2016 state operating losses, a $1.4 million decrease due to the fiscal year 2016 state unrecognized tax benefit addition offsetting a related state net operating loss carryforward deferred tax asset, a $0.7 million increase due to foreign tax credits benefited, a $0.4 million increase due to the creation of new state tax credits in fiscal 2016, and a $0.3 million decrease due to the utilization of federal capital loss carryforwards. The valuation allowance on deferred tax assets decreased $1.2 million in

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2016 to $8.6 million at September 30, 2016. Changes included a $1.4 million decrease due to fiscal year 2016 state unrecognized tax benefit addition offsetting a related state net operating loss carryforward deferred tax asset, a $0.5 million increase due to fiscal 2016 state operating losses not benefited, and a $0.3 million decrease due to the utilization of federal capital loss carryforwards.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2016	2015
Deferred tax assets:
Other long-term liabilities	$109.9	$93.7
Losses and credits	36.4	38.8
Accrued warranty	27.0	25.1
Other current liabilities	31.1	23.5
Payroll-related obligations	28.2	18.9
Receivables	6.3	6.1
Other	(0.8)	0.4
Gross deferred tax assets	238.1	206.5
Less valuation allowance	(8.6)	(9.8)
Deferred tax assets, net	229.5	196.7

Deferred tax liabilities:
Intangible assets	167.0	178.3
Property, plant and equipment	47.4	38.2
Inventories	15.5	9.0
Other	2.5	4.7
Deferred tax liabilities	232.4	230.2
Deferred tax liabilities, net of deferred tax assets	$(2.9)	$(33.5)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2016	2015
Long-term net deferred tax asset	$8.4	$8.6
Long-term net deferred tax liability	(11.3)	(42.1)
Net deferred tax liabilities	$(2.9)	$(33.5)

As of September 30, 2016, the Company had $41.3 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from seven years to an unlimited period. In addition, the Company had $201.7 million of state net operating loss carryforwards, which are subject to expiration in 2017 to 2036, capital loss carryforwards of $9.7 million, which are subject to expiration from 2017 to 2018, state credit carryforwards of $11.3 million, which are subject to expiration in 2022 to 2031, and foreign tax credit carryforwards of $5.2 million which will expire in 2026 to 2027. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, capital loss carryforwards, state credit carryforwards and foreign tax credit carryforwards were $10.6 million, $9.6 million, $3.6 million, $7.4 million and $5.2 million, respectively. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains a valuation allowance against foreign deferred tax assets, state deferred tax assets and capital loss carryforwards of $0.4 million, $4.6 million and $3.6 million, respectively, as of September 30, 2016.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be indefinitely reinvested. At September 30, 2016, these earnings amounted to $194.2 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes,

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Balance at beginning of year	$27.0	$33.5	$37.0
Additions for tax positions related to current year	7.6	4.6	7.0
Additions for tax positions related to prior years	8.4	2.1	5.2
Reductions for tax positions related to prior years	(1.1)	—	(2.6)
Settlements	(3.0)	(8.6)	(10.1)
Lapse of statutes of limitations	(1.5)	(4.5)	(3.0)
Foreign currency translation	—	(0.1)	—
Balance at end of year	$37.4	$27.0	$33.5

As of September 30, 2016, net unrecognized tax benefits of $19.0 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During the fiscal years ended September 30, 2016, 2015 and 2014, the Company recognized (income) expense of $(1.2) million, $(3.0) million and $1.5 million related to interest and penalties, respectively. At September 30, 2016 and 2015, the Company had accruals for the payment of interest and penalties of $10.0 million and $12.0 million, respectively. During the twelve month period following September 30, 2016, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $2.4 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2016, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2012 and 2013. As of September 30, 2016, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2009 - 2016
Belgium	2013 - 2016
Brazil	2010 - 2016
Canada	2012 - 2016
China	2012 - 2016
Romania	2010 - 2016
The Netherlands	2011 - 2016
United States (federal)	2014 - 2016
United States (state and local)	2010 - 2016

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$(23.0)	$8.4	$—	$(14.6)
Other comprehensive income (loss) before reclassifications	(20.8)	(33.4)	—	(54.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	—	(0.4)
Net current period other comprehensive income (loss)	(21.2)	(33.4)	—	(54.6)
Balance at September 30, 2014	(44.2)	(25.0)	—	(69.2)
Other comprehensive income (loss) before reclassifications	(3.7)	(73.1)	0.3	(76.5)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	(0.2)	1.3
Net current period other comprehensive income (loss)	(2.2)	(73.1)	0.1	(75.2)
Balance at September 30, 2015	(46.4)	(98.1)	0.1	(144.4)
Other comprehensive income (loss) before reclassifications	(29.5)	(3.0)	(0.2)	(32.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	—	0.1	2.1
Net current period other comprehensive income (loss)	(27.5)	(3.0)	(0.1)	(30.6)
Balance at September 30, 2016	$(73.9)	$(101.1)	$—	$(175.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 17 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.9)	$(0.8)	$(0.4)
Actuarial losses	(2.2)	(2.7)	(0.8)
Curtailment/settlement	—	1.2	1.8
Total before tax	(3.1)	(2.3)	0.6
Tax benefit (provision)	1.1	0.8	(0.2)
Net of tax	$(2.0)	$(1.5)	$0.4

20.    Earnings Per Share

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net income	$216.4	$229.5	$309.3
Earnings allocated to participating securities	—	(0.5)	(1.2)
Earnings available to common shareholders	$216.4	$229.0	$308.1

Basic Earnings Per Share:
Weighted-average common shares outstanding	73,570,020	77,990,432	84,123,949

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	73,570,020	77,990,432	84,123,949
Dilutive stock options and other equity-based compensation awards	862,898	1,101,303	1,540,287
Participating restricted stock	—	(110,317)	(206,601)
Diluted weighted-average common shares outstanding	74,432,918	78,981,418	85,457,635

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2016	2015	2014
Stock options	224,200	1,153,252	1,082,432

21.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2016 and 2015, the estimated net liabilities for product and general liability claims totaled $38.3 million and $40.4 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $503.6 million and open standby letters of credit issued by the Company’s banks in favor of third parties totaling $110.8 million at September 30, 2016.

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

At September 30, 2016, approximately 26% of the Company’s workforce was covered under collective bargaining agreements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
DoD	$1,205.0	$922.1	$1,603.7
Foreign military sales	1.8	0.3	28.0
Total DoD sales	$1,206.8	$922.4	$1,631.7

No other customer represented more than 10% of sales for fiscal 2016, 2015 or 2014.

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

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company's bid was not selected and the Company subsequently submitted a legal challenge of that conclusion. In May 2016 the Canadian International Trade Tribunal ruled in the Company's favor in connection with that challenge. At this time, the Company is unable to estimate the ultimate impact of this challenge and subsequent ruling in the Company's favor.

Certain of the Company's sales in the defense segment are made pursuant to contracts with the U.S. government with pricing based on the costs as determined by the Company to produce products or perform services under the contracts. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Pension and other postretirement benefit costs are allocated to contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from amounts recorded under generally accepted accounting principles in the United States of America. On December 31, 2012, the Oshkosh salaried defined benefit plan was frozen such that salaried employees would no longer accrue additional benefits under this plan. This resulted in a plan curtailment. Under CAS, when there is a plan curtailment of benefits, the contractor must determine the difference between the actuarial accrued liability and the market value of the assets. The difference represents an adjustment to previously-determined pension costs and the government shares in the difference, whether a credit or charge based on that portion of pension plan costs that related to CAS-covered contracts during the applicable time period. On March 7, 2014, the Company received notification from the U.S. government that the government concluded its review of the Company's proposed adjustment to previously-determined pension costs. The Company recorded revenue of $4.6 million in the defense segment in fiscal 2014 as a result of reaching an agreement with its U.S. government customer regarding this matter.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Defense: This segment consists of Oshkosh Defense. Oshkosh Defense manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 86.1%, 91.9% and 91.2% of the segment’s sales for fiscal 2016, 2015 and 2014, respectively.
Fire & Emergency: This segment includes Pierce, Airport Products and Kewaunee. These business units manufacture and market commercial and custom fire vehicles, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad.
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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2016			2015			2014
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,539.5	$—	$1,539.5	$1,627.0	$—	$1,627.0	$1,746.0	$—	$1,746.0
Telehandlers	773.9	—	773.9	1,126.1	—	1,126.1	1,157.2	—	1,157.2
Other	699.0	—	699.0	647.5	—	647.5	603.3	—	603.3
Total access equipment	3,012.4	—	3,012.4	3,400.6	—	3,400.6	3,506.5	—	3,506.5

Defense	1,349.3	1.8	1,351.1	931.8	8.0	939.8	1,724.2	0.3	1,724.5

Fire & emergency	941.5	11.8	953.3	791.5	23.6	815.1	719.1	37.4	756.5

Commercial
Concrete placement	463.6	—	463.6	461.0	—	461.0	428.2	—	428.2
Refuse collection	409.1	—	409.1	385.0	—	385.0	309.1	—	309.1
Other	103.3	3.2	106.5	128.2	3.8	132.0	121.1	7.5	128.6
Total commercial	976.0	3.2	979.2	974.2	3.8	978.0	858.4	7.5	865.9
Corporate and intersegment eliminations	—	(16.8)	(16.8)	—	(35.4)	(35.4)	—	(45.2)	(45.2)
Consolidated	$6,279.2	$—	$6,279.2	$6,098.1	$—	$6,098.1	$6,808.2	$—	$6,808.2

	Fiscal Year Ended September 30,
	2016	2015	2014
Operating income (loss):
Access equipment (a)	$263.4	$407.0	$501.1
Defense (b)	122.5	9.2	76.4
Fire & emergency	67.0	43.8	26.6
Commercial	67.6	64.5	53.9
Corporate	(156.5)	(126.0)	(154.7)
Intersegment eliminations	—	0.1	—
Consolidated	364.0	398.6	503.3
Interest expense net of interest income (c)	(58.3)	(67.6)	(69.4)
Miscellaneous other income (expense)	1.3	(4.9)	(2.0)
Income before income taxes and equity in earnings of unconsolidated affiliates	$307.0	$326.1	$431.9
_________________________

(a)	Fiscal 2016 results include a $26.9 million asset impairment charge and a $0.9 million workforce reduction charge. Fiscal 2015 results include a $2.5 million workforce reduction charge.

(b)	Fiscal 2014 results include a long-lived asset impairment charge of $1.6 million and a $1.8 million net gain on pension and other post-employment benefit curtailment and settlement charges.

(c)	Fiscal 2015 and 2014 results include $14.7 million and $10.9 million in debt extinguishment costs, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2016	2015	2014
Depreciation and amortization:
Access equipment	$77.0	$74.1	$74.6
Defense	11.1	12.2	16.1
Fire & emergency	9.7	10.3	12.2
Commercial	12.0	11.2	11.3
Corporate (a)	19.0	16.7	12.6
Consolidated	$128.8	$124.5	$126.8

Capital expenditures:
Access equipment (b)	$52.5	$56.6	$52.5
Defense	22.2	2.2	7.8
Fire & emergency	7.2	4.7	5.5
Commercial (b)	10.0	11.5	20.4
Corporate (c)	35.4	83.0	38.7
Consolidated	$127.3	$158.0	$124.9
_________________________

(a)	Includes $3.3 million and $2.2 million in fiscal 2015 and 2014, respectively, related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(b)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

(c)	Includes capital expenditures for an enterprise-wide information system and a corporate-led manufacturing facility that supports multiple operating segments.

	September 30,
	2016	2015
Identifiable assets:
Access equipment:
U.S.	$1,856.0	$2,154.5
Europe (a)	521.5	527.8
Rest of the world	193.7	201.5
Total access equipment	2,571.2	2,883.8
Defense:
U.S.	522.2	411.2
Rest of the world	3.0	5.1
Total defense	525.2	416.3
Fire & emergency - U.S.	522.7	524.8
Commercial:
U.S.	358.4	379.5
Rest of the world (a)	33.4	40.3
Total commercial	391.8	419.8
Corporate:
U.S. (b)	408.3	221.7
Rest of the world (c)	94.6	86.3
Total corporate	502.9	308.0
Consolidated	$4,513.8	$4,552.7
_________________________

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash, short-term investments and capitalized costs related to shared enterprise information systems.

(c)	Includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2016	2015	2014
Net sales:
United States	$4,756.6	$4,789.3	$5,247.7
Other North America	219.5	302.8	351.2
Europe, Africa and the Middle East	905.5	564.4	672.3
Rest of the world	397.6	441.6	537.0
Consolidated	$6,279.2	$6,098.1	$6,808.2

23.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,289.7	$1,119.4	$(129.9)	$6,279.2
Cost of sales	2.6	4,410.7	940.1	(130.0)	5,223.4
Gross income (loss)	(2.6)	879.0	179.3	0.1	1,055.8
Selling, general and administrative expenses	121.8	390.7	99.9	—	612.4
Amortization of purchased intangibles	—	38.6	13.9	—	52.5
Asset impairment charge	—	26.9	—	—	26.9
Operating income (loss)	(124.4)	422.8	65.5	0.1	364.0
Interest expense	(277.6)	(63.3)	(2.1)	282.6	(60.4)
Interest income	1.7	89.5	193.5	(282.6)	2.1
Miscellaneous, net	60.8	(208.3)	148.8	—	1.3
Income (loss) before income taxes	(339.5)	240.7	405.7	0.1	307.0
Provision for (benefit from) income taxes	(108.8)	75.4	125.8	—	92.4
Income (loss) before equity in earnings of affiliates	(230.7)	165.3	279.9	0.1	214.6
Equity in earnings of consolidated subsidiaries	447.4	101.5	77.9	(626.8)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	2.1	—	1.8
Net income	216.4	266.8	359.9	(626.7)	216.4
Other comprehensive income (loss), net of tax	(30.6)	(18.3)	(6.2)	24.5	(30.6)
Comprehensive income	$185.8	$248.5	$353.7	$(602.2)	$185.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,127.7	$1,050.6	$(80.2)	$6,098.1
Cost of sales	0.4	4,321.7	816.7	(79.9)	5,058.9
Gross income (loss)	(0.4)	806.0	233.9	(0.3)	1,039.2
Selling, general and administrative expenses	101.8	390.9	94.7	—	587.4
Amortization of purchased intangibles	—	39.2	14.0	—	53.2
Operating income (loss)	(102.2)	375.9	125.2	(0.3)	398.6
Interest expense	(256.2)	(53.8)	(1.3)	241.2	(70.1)
Interest income	1.6	67.4	174.7	(241.2)	2.5
Miscellaneous, net	25.7	(129.9)	99.3	—	(4.9)
Income (loss) before income taxes	(331.1)	259.6	397.9	(0.3)	326.1
Provision for (benefit from) income taxes	(106.4)	83.4	122.3	(0.1)	99.2
Income (loss) before equity in earnings of affiliates	(224.7)	176.2	275.6	(0.2)	226.9
Equity in earnings of consolidated subsidiaries	454.4	129.2	149.7	(733.3)	—
Equity in earnings of unconsolidated affiliates	(0.2)	—	2.8	—	2.6
Net income	229.5	305.4	428.1	(733.5)	229.5
Other comprehensive income (loss), net of tax	(75.2)	(4.3)	(67.7)	72.0	(75.2)
Comprehensive income	$154.3	$301.1	$360.4	$(661.5)	$154.3

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,838.2	$1,057.6	$(87.6)	$6,808.2
Cost of sales	3.3	4,898.9	810.6	(87.3)	5,625.5
Gross income (loss)	(3.3)	939.3	247.0	(0.3)	1,182.7
Selling, general and administrative expenses	138.0	378.5	107.6	—	624.1
Amortization of purchased intangibles	—	39.9	15.4	—	55.3
Operating income (loss)	(141.3)	520.9	124.0	(0.3)	503.3
Interest expense	(246.3)	(49.4)	(3.2)	227.5	(71.4)
Interest income	3.0	60.3	166.2	(227.5)	2.0
Miscellaneous, net	46.9	(184.6)	135.7	—	(2.0)
Income (loss) before income taxes	(337.7)	347.2	422.7	(0.3)	431.9
Provision for (benefit from) income taxes	(109.0)	113.7	120.4	(0.1)	125.0
Income (loss) before equity in earnings of affiliates	(228.7)	233.5	302.3	(0.2)	306.9
Equity in earnings of consolidated subsidiaries	538.0	159.3	188.3	(885.6)	—
Equity in earnings of unconsolidated affiliates	—	—	2.4	—	2.4
Net income	309.3	392.8	493.0	(885.8)	309.3
Other comprehensive income (loss), net of tax	(54.6)	(22.2)	(29.8)	52.0	(54.6)
Comprehensive income	$254.7	$370.6	$463.2	$(833.8)	$254.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$285.4	$1.7	$34.8	$—	$321.9
Receivables, net	13.0	734.3	319.6	(45.0)	1,021.9
Inventories, net	—	679.1	300.7	—	979.8
Other current assets	28.0	58.5	7.4	—	93.9
Total current assets	326.4	1,473.6	662.5	(45.0)	2,417.5
Investment in and advances to consolidated subsidiaries	6,148.2	1,253.6	(120.0)	(7,281.8)	—
Intercompany receivables	48.0	1,353.7	4,632.2	(6,033.9)	—
Intangible assets, net	—	947.5	609.5	—	1,557.0
Other long-term assets	87.3	232.7	219.3	—	539.3
Total assets	$6,609.9	$5,261.1	$6,003.5	$(13,360.7)	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13.3	$375.0	$122.6	$(44.8)	$466.1
Customer advances	—	465.8	6.0	—	471.8
Other current liabilities	85.5	246.5	97.9	(0.2)	429.7
Total current liabilities	98.8	1,087.3	226.5	(45.0)	1,367.6
Long-term debt, less current maturities	826.2	—	—	—	826.2
Intercompany payables	3,639.4	2,346.5	48.0	(6,033.9)	—
Other long-term liabilities	69.0	147.9	126.6	—	343.5
Total shareholders’ equity	1,976.5	1,679.4	5,602.4	(7,281.8)	1,976.5
Total liabilities and shareholders' equity	$6,609.9	$5,261.1	$6,003.5	$(13,360.7)	$4,513.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$6.3	$21.8	$—	$42.9
Receivables, net	29.4	692.9	290.1	(47.8)	964.6
Inventories, net	—	926.2	375.5	—	1,301.7
Other current assets	20.9	37.8	9.2	—	67.9
Total current assets	65.1	1,663.2	696.6	(47.8)	2,377.1
Investment in and advances to consolidated subsidiaries	5,744.0	1,128.0	(192.4)	(6,679.6)	—
Intercompany receivables	47.2	998.7	4,331.3	(5,377.2)	—
Intangible assets, net	—	984.4	623.4	—	1,607.8
Other long-term assets	106.6	228.9	232.3	—	567.8
Total assets	$5,962.9	$5,003.2	$5,691.2	$(12,104.6)	$4,552.7

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16.3	$415.3	$168.7	$(47.5)	$552.8
Customer advances	—	438.3	1.9	—	440.2
Other current liabilities	165.0	202.4	98.0	(0.3)	465.1
Total current liabilities	181.3	1,056.0	268.6	(47.8)	1,458.1
Long-term debt, less current maturities	844.3	—	—	—	844.3
Intercompany payables	2,957.5	2,372.5	47.2	(5,377.2)	—
Other long-term liabilities	68.7	147.4	123.1	—	339.2
Total shareholders’ equity	1,911.1	1,427.3	5,252.3	(6,679.6)	1,911.1
Total liabilities and shareholders' equity	$5,962.9	$5,003.2	$5,691.2	$(12,104.6)	$4,552.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(217.5)	$466.7	$328.5	$—	$577.7

Investing activities:
Additions to property, plant and equipment	(22.4)	(40.4)	(29.7)	—	(92.5)
Additions to equipment held for rental	—	—	(34.8)	—	(34.8)
Proceeds from sale of equipment held for rental	—	0.6	39.6	—	40.2
Intercompany investing	(0.7)	(405.8)	(297.2)	703.7	—
Other investing activities	(2.0)	(0.1)	—	—	(2.1)
Net cash provided (used) by investing activities	(25.1)	(445.7)	(322.1)	703.7	(89.2)

Financing activities:
Repayments of debt (original maturities greater than three months)	(370.0)	—	(3.5)	—	(373.5)
Proceeds from issuance of long-term debt (original maturities greater than three months)	320.0	—	3.5	—	323.5
Net decrease in short term debt	(33.5)	—	—	—	(33.5)
Repurchases of Common Stock	(100.1)	—	—	—	(100.1)
Proceeds from exercise of stock options	21.7	—	—	—	21.7
Dividends paid	(55.9)	—	—	—	(55.9)
Excess tax benefit from stock-based compensation	2.0	—	—	—	2.0
Intercompany financing	729.0	(26.0)	0.7	(703.7)	—
Net cash provided (used) by financing activities	513.2	(26.0)	0.7	(703.7)	(215.8)

Effect of exchange rate changes on cash	—	0.4	5.9	—	6.3
Increase (decrease) in cash and cash equivalents	270.6	(4.6)	13.0	—	279.0
Cash and cash equivalents at beginning of year	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of year	$285.4	$1.7	$34.8	$—	$321.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(178.8)	$58.5	$202.8	$—	$82.5

Investing activities:
Additions to property, plant and equipment	(29.3)	(27.9)	(74.5)	—	(131.7)
Additions to equipment held for rental	—	—	(26.3)	—	(26.3)
Acquisition of business, net of cash acquired	—	—	(10.0)	—	(10.0)
Proceeds from sale of equipment held for rental	—	—	26.8	—	26.8
Intercompany investing	(30.7)	(2.8)	(154.2)	187.7	—
Other investing activities	0.7	0.9	(0.5)	—	1.1
Net cash provided (used) by investing activities	(59.3)	(29.8)	(238.7)	187.7	(140.1)

Financing activities:
Repayments of debt (original maturities greater than three months)	(365.0)	—	—	—	(365.0)
Proceeds from issuance of long-term debt (original maturities greater than three months)	375.0	—	—	—	375.0
Net increase in short term debt	33.5	—	—	—	33.5
Repurchases of Common Stock	(200.4)	—	—	—	(200.4)
Debt issuance costs	(15.5)	—	—	—	(15.5)
Proceeds from exercise of stock options	8.6	—	—	—	8.6
Dividends paid	(53.1)	—	—	—	(53.1)
Excess tax benefit from stock-based compensation	4.0	—	—	—	4.0
Intercompany financing	184.0	(26.0)	29.7	(187.7)	—
Net cash provided (used) by financing activities	(28.9)	(26.0)	29.7	(187.7)	(212.9)

Effect of exchange rate changes on cash	—	(1.1)	0.7	—	(0.4)
Increase (decrease) in cash and cash equivalents	(267.0)	1.6	(5.5)	—	(270.9)
Cash and cash equivalents at beginning of year	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of year	$14.8	$6.3	$21.8	$—	$42.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2014

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(98.6)	$73.2	$195.8	$—	$170.4

Investing activities:
Additions to property, plant and equipment	(33.4)	(27.4)	(31.4)	—	(92.2)
Additions to equipment held for rental	—	—	(32.7)	—	(32.7)
Proceeds from sale of equipment held for rental	—	—	12.8	—	12.8
Intercompany investing	(16.2)	(17.6)	(153.6)	187.4	—
Other investing activities	(2.9)	0.1	0.1	—	(2.7)
Net cash provided (used) by investing activities	(52.5)	(44.9)	(204.8)	187.4	(114.8)

Financing activities:
Repayments of debt (original maturities greater than three months)	(710.0)	—	—	—	(710.0)
Proceeds from issuance of long-term debt (original maturities greater than three months)	650.0	—	—	—	650.0
Repurchases of Common Stock	(403.3)	—	—	—	(403.3)
Debt issuance costs	(19.1)	—	—	—	(19.1)
Proceeds from exercise of stock options	50.9	—	—	—	50.9
Dividends paid	(50.7)	—	—	—	(50.7)
Excess tax benefit from stock-based compensation	6.2	—	—	—	6.2
Intercompany financing	197.2	(26.0)	16.2	(187.4)	—
Net cash provided (used) by financing activities	(278.8)	(26.0)	16.2	(187.4)	(476.0)

Effect of exchange rate changes on cash	—	(0.3)	1.0	—	0.7
Increase (decrease) in cash and cash equivalents	(429.9)	2.0	8.2	—	(419.7)
Cash and cash equivalents at beginning of year	711.7	2.7	19.1	—	733.5
Cash and cash equivalents at end of year	$281.8	$4.7	$27.3	$—	$313.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2016
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$1,755.4	$1,747.5	$1,524.3	$1,252.0
Gross income	299.1	314.6	259.3	182.8
Operating income	95.5	146.8	91.4	30.3
Net income	61.5	84.2	56.1	14.6

Net income available to common shareholders	$61.5	$84.2	$56.1	$14.6

Earnings per share:
Oshkosh Corporation common shareholders-basic	$0.83	$1.15	$0.77	$0.20
Oshkosh Corporation common shareholders-diluted	$0.82	$1.13	$0.76	$0.19

Common Stock per share dividends	$0.19	$0.19	$0.19	$0.19
_________________________

(a)	The fourth quarter of fiscal 2016 was impacted by a combined $27.8 million ($17.5 million after-tax) asset impairment and workforce reduction charge in the access equipment segment.

	Fiscal Year Ended September 30, 2015
	4th Quarter (a)	3rd Quarter	2nd Quarter (b)	1st Quarter (c)
Net sales	$1,578.3	$1,612.3	$1,554.2	$1,353.3
Gross income	249.7	284.0	275.8	229.7
Operating income	86.6	136.6	109.7	65.7
Net income	50.3	89.9	54.6	34.7

Net income	$50.3	$89.9	$54.6	$34.7
Less: net earnings allocated to participating securities	(0.1)	(0.2)	(0.1)	(0.1)
Net income available to common shareholders	$50.2	$89.7	$54.5	$34.6

Earnings per share:
Oshkosh Corporation common shareholders-basic	$0.65	$1.15	$0.70	$0.44
Oshkosh Corporation common shareholders-diluted	$0.64	$1.13	$0.69	$0.43

Common Stock per share dividends	$0.17	$0.17	$0.17	$0.17
_________________________

(a)	The fourth quarter of fiscal 2015 was impacted by a combined $2.9 million ($2.4 million after-tax) workforce reduction charge in the access equipment segment and corporate.

(b)	The second quarter of fiscal 2015 was impacted by a $14.7 million ($9.3 million after-tax) charge for debt extinguishment costs related to refinancing portions of the Company's long-term debt.

(c)
The first quarter of fiscal 2015 was impacted by a $3.4 million ($2.1 million after-tax) pension curtailment benefit in connection with staffing reductions in the defense segment as a result of declining sales to the DoD (See Note 17 of the Notes to Consolidated Financial Statements).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2016, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Governance of the Company — Board Recommendation,” “Governance of the Company — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Report of the Human Resources Committee,” “Executive Compensation” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,723,361	$39.55	2,596,828
Equity compensation plans not approved by security holders	—	—	—
	2,723,361	$39.55	2,596,828
_________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 2004 Incentive Stock and Awards Plan, and 2009 Incentive Stock and Awards Plan, as amended and restated, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2016, are contained in Item 8:

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

OSHKOSH CORPORATION

November 22, 2016	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 22, 2016	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer and Director (Principal Executive Officer)

November 22, 2016	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 22, 2016	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 22, 2016	By	/s/ Keith J. Allman
Keith J. Allman, Director

November 22, 2016	By	/s/ Richard M. Donnelly
Richard M. Donnelly, Chairman of the Board

November 22, 2016	By	/s/ Peter B. Hamilton
Peter B. Hamilton, Director

November 22, 2016	By	/s/ Leslie F. Kenne
Leslie F. Kenne, Director

November 22, 2016	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

November 22, 2016	By	/s/ Steven C. Mizell
Steven C. Mizell, Director

November 22, 2016	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Director

November 22, 2016	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt, Director

November 22, 2016	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

November 22, 2016	By	/s/ John S. Shiely
John S. Shiely, Director

November 22, 2016	By	/s/ Richard G. Sim
Richard G. Sim, Director

November 22, 2016	By	/s/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2016, 2015 and 2014
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2014	$20.4	$3.1	$(1.7)	$21.8

2015	$21.8	$2.0	$(3.5)	$20.3

2016	$20.3	$2.7	$(1.8)	$21.2
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.

OSHKOSH CORPORATION
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

3.1	Articles of Incorporation of Oshkosh Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.2
By-Laws of Oshkosh Corporation, as amended effective September 13, 2016 (incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8‑K dated September 13, 2016 (File No. 1-31371)).

4.1
Amended and Restated Credit Agreement, dated March 21, 2014, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated March 21, 2014 (File No. 1-31371)).

4.2
Assumption and Amendment Agreement, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.3
Indenture, dated February 21, 2014, by and among Oshkosh Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 21, 2014 (File No. 1-31371)).

4.4
First Supplemental Indenture, dated as of June 30, 2014, among Oshkosh Corporation, Oshkosh Corporation, Oshkosh Defense, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

4.5
Lender Increase Agreement, dated January 22, 2015, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (File No. 1-31371)).

4.6
Indenture, dated March 2, 2015, by and among Oshkosh Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 2, 2015 (File No. 1-31371)).

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Joseph H. Kimmitt and David M. Sagehorn (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of John J. Bryant, Ignacio A. Cortina, James W. Johnson, Marek W. May, Robert S. Messina, Bradley M. Nelson, Frank R. Nerenhausen and Robert H. Sims (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Mark M. Radue (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.5
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.7
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.8
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 14, 2004 (File No. 1-31371)).*

10.9
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 1, 2005 (File No. 1-31371)).*

10.10
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.11
Confidentiality and Loyalty Agreement, dated March 20, 2007, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 20, 2007 (File No. 1-31371)).*

10.12
Second Amended and Restated Employment Agreement, effective as of April 26, 2011, between Oshkosh Corporation and Charles L. Szews (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.13
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.14
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.15
Framework for Awards of Performance Shares based on Total Shareholder Return under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, dated September 18, 2009 (File No. 1-31371)).*

10.16
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.17
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.18
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.19
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted prior to September 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.20
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.21
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.22
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.23
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.24
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.25
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

10.26
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.27
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.28
Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.29
Form of Severance Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.30
Form of Key Executive Employment Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.31	Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan.*

11	Computation of per share earnings (contained in Note 20 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2016.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 22, 2016.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2016.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 22, 2016.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.