Form 10-Q
period 2016-12-31
OSHKOSH CORP
filed 2017-01-26
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of January 19, 2017, 74,611,447 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2016	2015
Net sales	$1,211.4	$1,252.0
Cost of sales	1,011.7	1,069.2
Gross income	199.7	182.8

Operating expenses:
Selling, general and administrative	151.0	139.3
Amortization of purchased intangibles	12.5	13.2
Total operating expenses	163.5	152.5
Operating income	36.2	30.3

Other income (expense):
Interest expense	(14.7)	(14.6)
Interest income	0.8	0.5
Miscellaneous, net	1.3	—
Income before income taxes and equity in earnings of unconsolidated affiliates	23.6	16.2
Provision for income taxes	5.2	1.7
Income before equity in earnings of unconsolidated affiliates	18.4	14.5
Equity in earnings of unconsolidated affiliates	0.8	0.1
Net income	$19.2	$14.6

Earnings per share attributable to common shareholders:
Basic	$0.26	$0.20
Diluted	0.26	0.19

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended December 31,
	2016	2015
Net income	$19.2	$14.6
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.8	0.5
Currency translation adjustments	(30.4)	(11.2)
Change in fair value of derivative instruments	—	0.2
Total other comprehensive income (loss), net of tax	(29.6)	(10.5)
Comprehensive income (loss)	$(10.4)	$4.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$369.6	$321.9
Receivables, net	699.0	1,021.9
Inventories, net	1,208.7	979.8
Other current assets	118.7	93.9
Total current assets	2,396.0	2,417.5
Property, plant and equipment, net	446.9	452.1
Goodwill	991.0	1,003.5
Purchased intangible assets, net	540.7	553.5
Other long-term assets	116.4	87.2
Total assets	$4,491.0	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$5.0	$20.0
Accounts payable	477.7	466.1
Customer advances	502.8	471.8
Payroll-related obligations	109.0	147.9
Other current liabilities	243.5	261.8
Total current liabilities	1,338.0	1,367.6
Long-term debt, less current maturities	821.6	826.2
Deferred income taxes, net	20.3	11.3
Other long-term liabilities	330.8	332.2
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	790.1	782.3
Retained earnings	2,180.6	2,177.0
Accumulated other comprehensive loss	(204.6)	(175.0)
Common Stock in treasury, at cost (17,532,618 and 18,175,669 shares, respectively)	(786.7)	(808.7)
Total shareholders’ equity	1,980.3	1,976.5
Total liabilities and shareholders' equity	$4,491.0	$4,513.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	14.6	—	—	14.6
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	0.5	—	0.5
Currency translation adjustments	—	—	—	(11.2)	—	(11.2)
Cash dividends ($0.19 per share)	—	—	(14.1)	—	—	(14.1)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	5.3	—	—	—	5.3
Excess tax benefit from stock-based compensation	—	0.1	—	—	—	0.1
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.4)	(1.4)
Derivative instruments	—	—	—	0.2	—	0.2
Balance at December 31, 2015	$0.9	$774.3	$2,017.0	$(154.9)	$(830.9)	$1,806.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	19.2	—	—	19.2
Employee pension and postretirement benefits, net of tax of $0.5	—	—	—	0.8	—	0.8
Currency translation adjustments	—	—	—	(30.4)	—	(30.4)
Cash dividends ($0.21 per share)	—	—	(15.6)	—	—	(15.6)
Exercise of stock options	—	5.7	—	—	20.5	26.2
Stock-based compensation expense	—	6.5	—	—	—	6.5
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.1)	—	—	3.2	0.1
Balance at December 31, 2016	$0.9	$790.1	$2,180.6	$(204.6)	$(786.7)	$1,980.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Three Months Ended December 31,
	2016	2015
Operating activities:
Net income	$19.2	$14.6
Depreciation and amortization	32.1	31.0
Stock-based compensation expense	6.5	5.3
Deferred income taxes	8.4	(1.6)
Gain on sale of assets	(0.3)	(5.7)
Foreign currency transaction (gains) losses	0.4	(4.1)
Other non-cash adjustments	0.8	0.9
Changes in operating assets and liabilities	16.7	32.8
Net cash provided by operating activities	83.8	73.2

Investing activities:
Additions to property, plant and equipment	(14.2)	(21.3)
Additions to equipment held for rental	(12.9)	(15.0)
Proceeds from sale of equipment held for rental	5.3	18.7
Other investing activities	(0.2)	(0.6)
Net cash used by investing activities	(22.0)	(18.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	153.6
Repayments of debt (original maturities greater than three months)	(20.0)	(135.0)
Net increase in short-term debt	—	28.2
Repurchases of Common Stock	(3.0)	(101.5)
Dividends paid	(15.6)	(14.1)
Proceeds from exercise of stock options	26.2	1.4
Excess tax benefit from stock-based compensation	—	0.8
Net cash used by financing activities	(12.4)	(66.6)

Effect of exchange rate changes on cash	(1.7)	2.4
Increase (decrease) in cash and cash equivalents	47.7	(9.2)
Cash and cash equivalents at beginning of period	321.9	42.9
Cash and cash equivalents at end of period	$369.6	$33.7

Supplemental disclosures:
Cash paid for interest	$6.6	$6.0
Cash paid for income taxes	22.5	26.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2016. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The standard becomes effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted one year earlier. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB’s initiative to simplify accounting standards. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that cash flows resulting from share-based payments be reported as operating activities within the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing the expense of share-based compensation. The Company adopted ASU 2016-09 as of October 1, 2016 following a prospective approach for the income tax and earnings per share impacts and a retrospective approach for the cash flow impacts. The adoption of ASU 2016-09 did not have a material impact on the Company's financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The Company will be required to adopt ASU 2016-16 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on the Company's financial statements.

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2016	2016
U.S. government:
Amounts billed	$50.8	$49.0
Costs and profits not billed	65.5	55.3
	116.3	104.3
Other trade receivables	545.9	881.8
Finance receivables	46.3	7.6
Notes receivable	35.1	36.1
Other receivables	33.0	38.6
	776.6	1,068.4
Less allowance for doubtful accounts	(20.2)	(21.2)
	$756.4	$1,047.2

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2016	2016
Current receivables	$699.0	$1,021.9
Long-term receivables (included in “Other long-term assets”)	57.4	25.3
	$756.4	$1,047.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.6	2.9	0.2	—

Receivables on nonaccrual status	4.4	4.5	23.4	25.1
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	41.9	3.1	—	—
Allowance for doubtful accounts	(0.7)	(0.1)	—	—
Receivables subject to specific reserves	4.4	4.5	35.1	36.1
Allowance for doubtful accounts	(1.4)	(0.9)	(11.6)	(13.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2016, approximately 87% of the notes receivable balance outstanding was due from four parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2016, restructured finance and notes receivables were $3.7 million and $11.6 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2016 and 2015, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2016
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	1.1	(0.6)	(0.5)	—
Charge-off of accounts	—	(0.1)	(0.2)	(0.3)
Foreign currency translation	—	(0.7)	—	(0.7)
Allowance for doubtful accounts at end of period	$2.1	$11.6	$6.5	$20.2

	Three Months Ended December 31, 2015
	Finance Receivables	Notes Receivables	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of period	$0.1	$12.7	$7.5	$20.3
Provision for doubtful accounts, net of recoveries	—	0.2	(1.1)	(0.9)
Charge-off of accounts	—	—	(0.3)	(0.3)
Foreign currency translation	—	(0.3)	—	(0.3)
Allowance for doubtful accounts at end of period	$0.1	$12.6	$6.1	$18.8

4.    Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,
	2016	2016
Raw materials	$559.2	$481.2
Partially finished products	360.8	307.8
Finished products	379.4	286.9
Inventories at FIFO cost	1,299.4	1,075.9
Less: Progress/performance-based payments on U.S. government contracts	(10.6)	(17.8)
Excess of FIFO cost over LIFO cost	(80.1)	(78.3)
	$1,208.7	$979.8

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2016	2016
Land and land improvements	$56.6	$56.8
Buildings	283.1	283.4
Machinery and equipment	596.9	597.3
Software and related costs	148.9	147.4
Equipment on operating lease to others	33.5	25.7
	1,119.0	1,110.6
Less accumulated depreciation	(672.1)	(658.5)
	$446.9	$452.1

Depreciation expense was $18.9 million and $17.1 million for the three months ended December 31, 2016 and 2015, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2016 and September 30, 2016 was $26.3 million and $18.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended December 31, 2016 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2016	$876.6	$106.1	$20.8	$1,003.5
Foreign currency translation	(12.5)	—	—	(12.5)
Net goodwill at December 31, 2016	$864.1	$106.1	$20.8	$991.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2016			September 30, 2016
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,796.2	$(932.1)	$864.1	$1,808.7	$(932.1)	$876.6
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,101.0	$(1,110.0)	$991.0	$2,113.5	$(1,110.0)	$1,003.5

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.4)	$27.0
Non-compete	10.5	56.4	(56.4)	—
Technology-related	11.9	104.7	(93.6)	11.1
Customer relationships	12.8	545.6	(432.4)	113.2
Other	16.2	16.3	(14.6)	1.7
	14.5	778.4	(625.4)	153.0
Non-amortizable trade names		387.7	—	387.7
		$1,166.1	$(625.4)	$540.7

	September 30, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.0)	$27.4
Non-compete	10.5	56.4	(56.4)	—
Technology-related	11.9	104.7	(91.5)	13.2
Customer relationships	12.8	550.8	(427.4)	123.4
Other	16.3	16.5	(14.7)	1.8
	14.5	783.8	(618.0)	165.8
Non-amortizable trade names		387.7	—	387.7
		$1,171.5	$(618.0)	$553.5

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2017 and the five years succeeding September 30, 2017 are as follows: 2017 (remaining nine months) - $33.3 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million and 2022 - $4.9 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(1.3)	$333.7
5.375% Senior Notes due March 2022	250.0	(4.1)	245.9
5.375% Senior Notes due March 2025	250.0	(3.0)	247.0
	$835.0	$(8.4)	826.6
Less current maturities			(5.0)
			$821.6

Revolving Credit Facility			$—
Current maturities of long-term debt			5.0
			$5.0

	September 30, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$355.0	$(1.4)	$353.6
5.375% Senior Notes due March 2022	250.0	(4.3)	245.7
5.375% Senior Notes due March 2025	250.0	(3.1)	246.9
	$855.0	$(8.8)	846.2
Less current maturities			(20.0)
			$826.2

Revolving Credit Facility			$—
Current maturities of long-term debt			20.0
			$20.0

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At December 31, 2016, there was no outstanding balance under the Revolving Credit Facility. Outstanding letters of credit of $99.8 million reduced available capacity under the Revolving Credit Facility to $750.2 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2016, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan was 2.27% at December 31, 2016.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2016.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2016, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $260 million ($262 million at September 30, 2016) and $254 million ($263 million at September 30, 2016), respectively. The fair value of the Term Loan approximated book value at both December 31, 2016 and September 30, 2016. See Note 12 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

8.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Accrued warranty is reported in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $29.4 million and $27.3 million at December 31, 2016 and 2015, respectively, and are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” or “Other long-term liabilities”.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$89.6	$92.1
Warranty provisions	10.7	10.0
Settlements made	(11.9)	(13.9)
Changes in liability for pre-existing warranties, net	(1.1)	(0.6)
Premiums received	2.8	2.6
Amortization of premiums received	(2.9)	(2.6)
Foreign currency translation	(1.0)	(0.5)
Balance at end of period	$86.2	$87.1

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at December 31, 2016 it guaranteed an aggregate of $582.5 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2016 was $117.0 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$8.4	$5.6
Provision for new credit guarantees	0.6	0.8
Changes for pre-existing guarantees, net	0.1	0.3
Amortization of previous guarantees	(0.5)	(0.9)
Foreign currency translation	(0.1)	—
Balance at end of period	$8.5	$5.8

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares from the balance remaining from prior authorizations. Between August 31, 2015 and December 31, 2015, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of December 31, 2016. The Company did not repurchase any shares under this authorization during the three months ended December 31, 2016. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

11.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (derivatives) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. At December 31, 2016, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $6.0 million. Net gains or losses related to hedge ineffectiveness were insignificant for the three month periods ended December 31, 2016 and 2015. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is eighteen months.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At December 31, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $81.4 million in notional amounts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At December 31, 2016, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $19.8 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	December 31, 2016		September 30, 2016
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.1	$—	$—	$—

Not designated as hedging instruments:
Foreign exchange contracts	1.4	0.2	0.1	0.4
Interest rate contracts	0.5	1.2	—	0.4
	$2.0	$1.4	$0.1	$0.8

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended December 31,
		2016	2015
Cash flow hedges:
Foreign exchange contracts	Cost of sales	$0.1	$—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	2.7	(1.3)
Interest rate contracts	Miscellaneous, net	0.4	(0.1)
		$3.2	$(1.4)

12.    Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2016.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	1.5	—	1.5
Interest rate contracts (c)	—	0.5	—	0.5

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.2	$—	$0.2
Interest rate contracts (c)	—	1.2	—	1.2

September 30, 2016
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.1	—	0.1

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.4	—	0.4
_________________________

(a)
Represents investments in a rabbi trust for the Company's non-qualified supplemental executive retirement plan (SERP). The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of interest rate swap prices.

13.    Stock-Based Compensation

In February 2009, the Company’s shareholders approved the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). The 2009 Stock Plan replaced the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan, awards previously made under the 2004 Stock Plan that were outstanding as of the initial approval date of the 2009 Stock Plan will remain outstanding and continue to be governed by the provisions of the 2004 Stock Plan. At December 31, 2016, the Company had reserved 4,469,445 shares of Common Stock available for issuance under the 2009 Stock Plan to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2009 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2016 and 2015 was $7.9 million ($5.0 million net of tax) and $6.0 million ($3.8 million net of tax), respectively.

14.    Restructuring and Other Charges

On September 21, 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. Concurrent with this decision, the Company's access equipment segment committed to cease operations at its Orrville, Ohio parts distribution center by August 1, 2017. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. With the Company's announced intent to outsource its aftermarket parts distribution to a third party, the Company abandoned an information system which was developed to support aftermarket parts distribution and recognized a pre-tax impairment charge of $26.9 million in the fourth quarter of fiscal 2016. The Company expects to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $0.7 million were incurred in the three months ended December 31, 2016.

The commercial segment recognized $0.4 million of restructuring costs for the three months ended December 31, 2016. The costs incurred were associated with a reduction in workforce that is expected to better align its cost structure for long term success.

Pre-tax restructuring charges for the three months ended December 31, 2016 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$0.7	$—	$0.7
Commercial	—	0.4	0.4
Total	$0.7	$0.4	$1.1

Changes in the Company's restructuring reserves, included within "Other current liabilities" in the Condensed Consolidated Balance Sheets, were as follows (in millions):

Employee Severance and Termination Benefits
Balance at September 30, 2016	$0.9
Restructuring provision	1.1
Utilized - cash	(0.3)
Balance as of December 31, 2016	$1.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$3.3	$2.9
Interest cost	4.4	4.6
Expected return on plan assets	(4.5)	(4.5)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	1.0	0.6
Net periodic benefit cost	$4.6	$4.0

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$0.6	$0.3
Interest cost	0.4	0.4
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	0.1	—
Net periodic benefit cost	$0.9	$0.5

The Company made contributions to fund benefit payments under its other post-employment benefit plans of $0.5 million for each of the three months ended December 31, 2016 and 2015, respectively. The Company estimates that it will make additional contributions of approximately $1.6 million under these other post-employment benefit plans prior to the end of fiscal 2017.

16.    Income Taxes

The Company recorded income tax expense of $5.2 million for the three months ended December 31, 2016, or 21.8% of pre-tax income, compared to $1.7 million, or 10.6% of pre-tax income, for the three months ended December 31, 2015. Results for the three months ended December 31, 2016 were favorably impacted by $2.8 million of discrete tax benefits, including $2.1 million of tax benefits related to the release of valuation allowances on deferred tax assets for state net operating losses and $0.7 million related to the release of valuation allowances on deferred taxes on federal capital loss carryforwards. Results for the three months ended December 31, 2015 were favorably impacted by $3.7 million of discrete tax benefits, including $2.4 million related to the retroactive reinstatement of the U.S. research and development tax credit and $1.3 million related to reduction in reserves for uncertain tax benefits, largely related to interest.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $38.6 million and $37.4 million as of December 31, 2016 and September 30, 2016, respectively. As of December 31, 2016, net unrecognized tax benefits, excluding interest and penalties, of $19.9 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2016 and 2015, the Company recognized costs of $0.4 million and benefits of $0.8 million, respectively, related to interest and penalties. At December 31, 2016, the Company had accruals for the payment of interest and penalties of $10.4 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

benefits by approximately $2.8 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$(175.0)
Other comprehensive income (loss) before reclassifications	—	(30.4)	(30.4)
Amounts reclassified from accumulated other comprehensive income	0.8	—	0.8
Net current period other comprehensive income (loss)	0.8	(30.4)	(29.6)
Balance at end of period	$(73.1)	$(131.5)	$(204.6)

	Three Months Ended December 31, 2015
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	(11.2)	0.2	(11.0)
Amounts reclassified from accumulated other comprehensive income	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	(11.2)	0.2	(10.5)
Balance at end of period	$(45.9)	$(109.3)	$0.3	$(154.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.2)
Actuarial losses	(1.1)	(0.6)
Total before tax	(1.3)	(0.8)
Tax benefit	0.5	0.3
Net of tax	$(0.8)	$(0.5)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Earnings Per Share

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended December 31,
	2016	2015
Earnings available to common shareholders	$19.2	$14.6

Basic Earnings Per Share:
Weighted-average common shares outstanding	74,280,377	74,063,418

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,280,377	74,063,418
Dilutive stock options and other equity-based compensation awards	1,104,540	789,798
Diluted weighted-average common shares outstanding	75,384,917	74,853,216

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2016	2015
Stock options	393,975	1,697,145

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2016 and September 30, 2016, the estimated net liabilities for product and general liability claims totaled $35.2 million and $38.3 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $504.9 million and $503.6 million at December 31, 2016 and September 30, 2016, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $99.8 million and $110.8 million at December 31, 2016 and September 30, 2016, respectively.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$233.7	$—	$233.7	$242.0	$—	$242.0
Telehandlers	93.3	—	93.3	111.8	—	111.8
Other	162.2	—	162.2	176.0	—	176.0
Total access equipment	489.2	—	489.2	529.8	—	529.8

Defense	294.2	0.3	294.5	316.9	1.1	318.0

Fire & emergency	229.1	3.4	232.5	205.4	2.1	207.5

Commercial
Concrete placement	84.4	—	84.4	72.3	—	72.3
Refuse collection	92.2	—	92.2	99.0	—	99.0
Other	21.5	1.1	22.6	28.6	0.4	29.0
Total commercial	198.1	1.1	199.2	199.9	0.4	200.3
Corporate and intersegment eliminations	0.8	(4.8)	(4.0)	—	(3.6)	(3.6)
Consolidated	$1,211.4	$—	$1,211.4	$1,252.0	$—	$1,252.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operating income (loss):
Access equipment	$24.4	$20.4
Defense	23.8	23.2
Fire & emergency	17.0	10.1
Commercial	4.6	8.9
Corporate	(33.6)	(32.3)
Intersegment eliminations	—	—
Consolidated	36.2	30.3
Interest expense, net of interest income	(13.9)	(14.1)
Miscellaneous other income	1.3	—
Income before income taxes and equity in earnings of unconsolidated affiliates	$23.6	$16.2

	December 31,	September 30,
	2016	2016
Identifiable assets:
Access equipment:
U.S.	$1,783.6	$1,856.0
Europe (a)	483.7	521.5
Rest of the World	196.0	193.7
Total access equipment	2,463.3	2,571.2
Defense:
U.S.	568.5	522.2
Rest of the World	2.6	3.0
Total defense	571.1	525.2
Fire & emergency - U.S.	518.5	522.7
Commercial:
U.S.	355.1	358.4
Rest of the World (a)	31.3	33.4
Total commercial	386.4	391.8
Corporate:
U.S. (b)	457.1	408.3
Rest of the world (c)	94.6	94.6
Total corporate	551.7	502.9
Consolidated	$4,491.0	$4,513.8
_________________________

(a)	Includes investments in unconsolidated affiliates.

(b)	Primarily includes cash and short-term investments.

(c)	Includes a corporate-led manufacturing facility that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2016	2015
Net sales:
United States	$1,018.3	$904.4
Other North America	35.7	61.5
Europe, Africa and Middle East	71.6	200.1
Rest of the World	85.8	86.0
Consolidated	$1,211.4	$1,252.0

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,049.8	$202.9	$(41.3)	$1,211.4
Cost of sales	(0.8)	874.5	179.5	(41.5)	1,011.7
Gross income	0.8	175.3	23.4	0.2	199.7
Selling, general and administrative expenses	31.6	91.5	27.9	—	151.0
Amortization of purchased intangibles	—	9.6	2.9	—	12.5
Operating income (loss)	(30.8)	74.2	(7.4)	0.2	36.2
Interest expense	(13.6)	(13.6)	(0.5)	13.0	(14.7)
Interest income	0.7	4.1	9.0	(13.0)	0.8
Miscellaneous, net	22.5	(52.2)	31.0	—	1.3
Income (loss) before income taxes	(21.2)	12.5	32.1	0.2	23.6
Provision for (benefit from) income taxes	(5.1)	3.0	7.2	0.1	5.2
Income (loss) before equity in earnings of affiliates	(16.1)	9.5	24.9	0.1	18.4
Equity in earnings of consolidated subsidiaries	35.3	15.7	(10.7)	(40.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.8	—	0.8
Net income	19.2	25.2	15.0	(40.2)	19.2
Other comprehensive income (loss), net of tax	(29.6)	(0.9)	(29.2)	30.1	(29.6)
Comprehensive income (loss)	$(10.4)	$24.3	$(14.2)	$(10.1)	$(10.4)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,056.8	$220.4	$(25.2)	$1,252.0
Cost of sales	0.3	899.0	195.1	(25.2)	1,069.2
Gross income (loss)	(0.3)	157.8	25.3	—	182.8
Selling, general and administrative expenses	23.6	89.3	26.4	—	139.3
Amortization of purchased intangibles	—	9.8	3.4	—	13.2
Operating income (loss)	(23.9)	58.7	(4.5)	—	30.3
Interest expense	(59.6)	(14.7)	(0.7)	60.4	(14.6)
Interest income	0.5	16.2	44.2	(60.4)	0.5
Miscellaneous, net	14.9	(41.4)	26.5	—	—
Income (loss) before income taxes	(68.1)	18.8	65.5	—	16.2
Provision for (benefit from) income taxes	(5.8)	1.6	5.9	—	1.7
Income (loss) before equity in earnings of affiliates	(62.3)	17.2	59.6	—	14.5
Equity in earnings of consolidated subsidiaries	77.2	18.1	(6.4)	(88.9)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	0.4	—	0.1
Net income	14.6	35.3	53.6	(88.9)	14.6
Other comprehensive income (loss), net of tax	(10.5)	(2.9)	(8.1)	11.0	(10.5)
Comprehensive income (loss)	$4.1	$32.4	$45.5	$(77.9)	$4.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$323.5	$4.5	$41.6	$—	$369.6
Receivables, net	18.7	539.2	174.1	(33.0)	699.0
Inventories, net	—	845.5	363.2	—	1,208.7
Other current assets	53.4	58.6	6.7	—	118.7
Total current assets	395.6	1,447.8	585.6	(33.0)	2,396.0
Investment in and advances to consolidated subsidiaries	2,746.1	1,274.4	(112.8)	(3,907.7)	—
Intercompany receivables	47.9	231.9	1,887.4	(2,167.2)	—
Intangible assets, net	—	936.5	595.2	—	1,531.7
Other long-term assets	83.9	228.5	250.9	—	563.3
Total assets	$3,273.5	$4,119.1	$3,206.3	$(6,107.9)	$4,491.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12.4	$378.5	$119.5	$(32.7)	$477.7
Customer advances	—	495.9	6.9	—	502.8
Other current liabilities	61.8	211.4	84.6	(0.3)	357.5
Total current liabilities	74.2	1,085.8	211.0	(33.0)	1,338.0
Long-term debt, less current maturities	821.6	—	—	—	821.6
Intercompany payables	325.8	1,793.5	47.9	(2,167.2)	—
Other long-term liabilities	71.6	154.3	125.2	—	351.1
Total shareholders' equity	1,980.3	1,085.5	2,822.2	(3,907.7)	1,980.3
Total liabilities and shareholders' equity	$3,273.5	$4,119.1	$3,206.3	$(6,107.9)	$4,491.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$285.4	$1.7	$34.8	$—	$321.9
Receivables, net	13.0	734.3	319.6	(45.0)	1,021.9
Inventories, net	—	679.1	300.7	—	979.8
Other current assets	28.0	58.5	7.4	—	93.9
Total current assets	326.4	1,473.6	662.5	(45.0)	2,417.5
Investment in and advances to consolidated subsidiaries	6,148.2	1,253.6	(120.0)	(7,281.8)	—
Intercompany receivables	48.0	1,353.7	4,632.2	(6,033.9)	—
Intangible assets, net	—	947.5	609.5	—	1,557.0
Other long-term assets	87.3	232.7	219.3	—	539.3
Total assets	$6,609.9	$5,261.1	$6,003.5	$(13,360.7)	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13.3	$375.0	$122.6	$(44.8)	$466.1
Customer advances	—	465.8	6.0	—	471.8
Other current liabilities	85.5	246.5	97.9	(0.2)	429.7
Total current liabilities	98.8	1,087.3	226.5	(45.0)	1,367.6
Long-term debt, less current maturities	826.2	—	—	—	826.2
Intercompany payables	3,639.4	2,346.5	48.0	(6,033.9)	—
Other long-term liabilities	69.0	147.9	126.6	—	343.5
Total shareholders' equity	1,976.5	1,679.4	5,602.4	(7,281.8)	1,976.5
Total liabilities and shareholders' equity	$6,609.9	$5,261.1	$6,003.5	$(13,360.7)	$4,513.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(42.8)	$67.0	$59.6	$—	$83.8

Investing activities:
Additions to property, plant and equipment	(0.4)	(9.1)	(4.7)	—	(14.2)
Additions to equipment held for rental	—	—	(12.9)	—	(12.9)
Proceeds from sale of equipment held for rental	—	—	5.3	—	5.3
Intercompany investing	—	498.1	(39.0)	(459.1)	—
Other investing activities	(0.2)	—	—	—	(0.2)
Net cash provided (used) by investing activities	(0.6)	489.0	(51.3)	(459.1)	(22.0)

Financing activities:
Repayments of debt (original maturities greater than three months)	(20.0)	—	—	—	(20.0)
Repurchases of Common Stock	(3.0)	—	—	—	(3.0)
Dividends paid	(15.6)	—	—	—	(15.6)
Proceeds from exercise of stock options	26.2	—	—	—	26.2
Intercompany financing	93.9	(553.0)	—	459.1	—
Net cash provided (used) by financing activities	81.5	(553.0)	—	459.1	(12.4)

Effect of exchange rate changes on cash	—	(0.2)	(1.5)	—	(1.7)
Increase in cash and cash equivalents	38.1	2.8	6.8	—	47.7
Cash and cash equivalents at beginning of period	285.4	1.7	34.8	—	321.9
Cash and cash equivalents at end of period	$323.5	$4.5	$41.6	$—	$369.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(83.3)	$86.8	$69.7	$—	$73.2

Investing activities:
Additions to property, plant and equipment	(7.0)	(5.1)	(9.2)	—	(21.3)
Additions to equipment held for rental	—	—	(15.0)	—	(15.0)
Proceeds from sale of equipment held for rental	—	0.6	18.1	—	18.7
Intercompany investing	—	(76.6)	(75.3)	151.9	—
Other investing activities	(0.5)	(0.1)	—	—	(0.6)
Net cash used by investing activities	(7.5)	(81.2)	(81.4)	151.9	(18.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	150.0	—	3.6	—	153.6
Repayments of debt (original maturities greater than three months)	(135.0)	—	—	—	(135.0)
Net increase in short-term debt	28.2	—	—	—	28.2
Repurchases of Common Stock	(101.5)	—	—	—	(101.5)
Dividends paid	(14.1)	—	—	—	(14.1)
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Excess tax benefit from stock-based compensation	0.8	—	—	—	0.8
Intercompany financing	158.4	(6.5)	—	(151.9)	—
Net cash provided (used) by financing activities	88.2	(6.5)	3.6	(151.9)	(66.6)

Effect of exchange rate changes on cash	—	0.2	2.2	—	2.4
Decrease in cash and cash equivalents	(2.6)	(0.7)	(5.9)	—	(9.2)
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$12.2	$5.6	$15.9	$—	$33.7

22.    Subsequent Events

On January 11, 2017 the Company experienced an explosion and fire at its commercial segment’s Dodge Center, Minnesota production facility. Five people were injured, two seriously, and the Company’s facility was damaged. The Company implemented its emergency response and business continuity plan. The Company carries property, liability and business interruption insurance, with various levels of self-insured retention/deductibles, for unforeseen events such as this. The expected financial impact of this event is not expected to be material to the Company.

On January 26, 2017, as part of simplification activities in support of the Company’s MOVE strategy, the Company's access equipment segment announced it had committed to certain restructuring plans, final details of which are subject to discussions with employees or their representatives in several countries. These plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company expects implementation costs for these actions to be between $45 million and $50 million, pre-tax, including approximately $10 million of non-cash charges. Approximately $43 million of the pre-tax implementation costs are expected to be incurred in fiscal 2017 with the remainder to be incurred in fiscal 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle (FMTV) production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues, including any delays as a result of a recent accident at the Company’s Dodge Center manufacturing facility; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 26, 2017 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $0.26 in the first quarter of fiscal 2017, which exceeded both the first quarter of fiscal 2016 and the Company’s expectations. Overall, the segments delivered strong operating performance in the Company's seasonally weakest quarter of the year. The access equipment and defense segments drove the better than previously expected results for the quarter. Access equipment segment results compared to the Company’s prior expectations benefited from a more favorable sales mix and spend timing. Defense segment results compared to the Company’s prior expectations benefited from higher sales, stronger performance on existing programs of record and favorable aftermarket mix.

Consolidated net sales decreased $40.6 million, or 3.2%, to $1.21 billion in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Access equipment segment sales in the first quarter of fiscal 2017 were down 7.7% compared to the first quarter of fiscal 2016 due largely to continued lower replacement demand from North American rental customers and lower sales in Europe. Defense segment sales in the first quarter of fiscal 2017 were down 7.4% compared to the first quarter of fiscal 2016 as a result of the timing of international Mine Resistant Ambush Protected - All Terrain Vehicle (M-ATV) sales. Fire & emergency segment sales in the first quarter of fiscal 2017 were up 12.0% compared to the first quarter of fiscal 2016 due to higher domestic fire apparatus deliveries as a result of increased production rates to meet higher demand, higher airport products volume and improved pricing. Commercial segment sales were flat in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Consolidated operating income increased 19.4% to $36.2 million, or 3.0% of sales, in the first quarter of fiscal 2017 compared to $30.3 million, or 2.4% of sales, in the first quarter of fiscal 2016. Improved operating income margins in the fire & emergency, access equipment and defense segments in the first quarter of fiscal 2017 contributed to the higher operating income margins compared to the first quarter of fiscal 2016. The access equipment and defense segments were able to achieve higher operating income margins on lower sales. Margins in the access equipment segment benefited from the timing of new product development spending and a more favorable mix. Defense segment margins benefited from favorable mix and favorable contract performance on multi-year contracts, which more than offset the impact of higher bid & proposal spending for the FMTV re-compete. The fire & emergency segment delivered another quarter of year over year margin growth, driven by favorable pricing and a continued focus on simplification. Commercial segment results were negatively impacted by lower production and related underabsorption compared to the prior year.

The Company continues to look for ways to improve its cost structure and optimize its operations. In September 2016, the Company announced plans to consolidate and modernize its access equipment segment aftermarket parts distribution centers in the U.S. and Europe. Those actions are expected to save the Company about $6 million annually beginning in fiscal 2018.

In January 2017, as part of simplification activities in support of the Company’s MOVE strategy, the Company announced its intention to rationalize operations in the access equipment segment. These plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. In total, the Company expects these actions will result in ongoing savings of about $20 million to $25 million per year. The Company plans to realize $15 million to $20 million of benefits in fiscal 2018 before achieving full run rate savings in fiscal 2019. The Company expects the pre-tax cost of implementing these actions will be approximately $45 million to $50 million, including $10 million of non-cash charges, with the majority of the charges to be recognized in fiscal 2017.

Solely as a result of expected access equipment segment restructuring-related charges noted above, the Company lowered its fiscal 2017 diluted earnings per share estimate range to $2.50 to $2.90 on operating income of $347 million to $387 million. Excluding expected access equipment segment restructuring-related charges, the Company reaffirmed its fiscal 2017 adjusted diluted earnings per share estimate range of $3.00 to $3.40 on projected net sales of $6.5 billion to $6.7 billion and adjusted operating income of $390 million to $430 million.

Similar to the updated consolidated fiscal 2017 earnings estimates, the Company has lowered its fiscal 2017 operating income margins estimate in the access equipment segment to a range of 6.15% to 6.95% to reflect the expected fiscal 2017 impact of the restructuring actions. Access equipment segment full year sales and adjusted operating income margin estimate ranges of $2.7 billion to $2.8 billion and 7.75% to 8.5%, respectively, remain unchanged. The Company believes that the full year mix in the access equipment segment will be slightly more favorable than the Company previously expected, but the Company expects the benefits of that more favorable mix will be offset by the impact of steel prices that are higher than it previously expected.

While the Company did not change its defense segment sales estimate of approximately $1.85 billion for fiscal 2017, it increased its operating income margin estimate from approximately 9.5% to approximately 9.75% to reflect the stronger than expected results in the first quarter of fiscal 2017. The Company now also expects to incur higher bid & proposal costs for the FMTV re-competition because the due date for bids on this competition has been extended from the end of January 2017 to May 2017.

The Company did not change its fire & emergency segment expectations for fiscal 2017 of approximately $1.0 billion of sales and an operating income margin of approximately 8.5%.

The Company lowered its expectations for the commercial segment to reflect the impact of lower than expected refuse collection vehicle market demand in the first quarter of fiscal 2017. The Company expects the refuse collection vehicle market to recover to more normal levels beginning in its second quarter of fiscal 2017, but the Company does not expect the order rate in the remainder of the year to make up for the lower than expected market demand in the first quarter of fiscal 2017. As a result, the Company reduced its sales expectation for the commercial segment from approximately $1.0 billion to approximately $975 million. The Company adjusted the operating income margin estimate for the commercial segment for fiscal 2017 from approximately 6.75% to approximately 6.5%. The commercial segment has implemented cost reduction actions to mitigate some of the impact of lower absorption resulting from lower expected sales, but the Company does not expect the impact of those cost reductions to completely offset the impact of lower absorption of fixed overhead as a result of the expected lower sales levels. The expectations for the commercial segment have not been updated to reflect any impact of the recent accident that occurred at the McNeilus Dodge Center, Minnesota manufacturing facility. The Company does not believe the net financial impact of this accident will be material to the Company's fiscal 2017 overall results.

The Company increased its estimated tax rate for fiscal 2017 from approximately 33.0% to a range of 35.4% to 35.9%. Excluding the impact of the expected access equipment segment restructuring-related charges, the Company estimates its adjusted tax rate will be 32.5% to 33.0%. The Company also increased its share count assumption from 74.5 million shares to 76.0 million shares.

The Company expects higher consolidated sales in the second quarter of fiscal 2017 compared to the prior year quarter, with increased defense and fire & emergency segment sales more than offsetting a decline in access equipment segment sales. The Company expects lower earnings per share in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 due to the expected restructuring charges in the access equipment segment and the shift to a heavier weighting of defense segment sales and a lower weighting of access equipment segment sales.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2017	2016
Net sales:
Access equipment	$489.2	$529.8
Defense	294.5	318.0
Fire & emergency	232.5	207.5
Commercial	199.2	200.3
Intersegment eliminations and other	(4.0)	(3.6)
	$1,211.4	$1,252.0

First Quarter Fiscal 2017 Compared to 2016

Consolidated net sales decreased $40.6 million, or 3.2%, to $1.21 billion in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Higher fire & emergency segment sales were more than offset by a decrease in sales in the access equipment and defense segments.

Access equipment segment net sales decreased $40.6 million, or 7.7%, to $489.2 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decline in sales was primarily due to continued lower replacement demand from North American rental customers and lower sales in Europe.

Defense segment net sales decreased $23.5 million, or 7.4%, to $294.5 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decrease in sales was primarily due to the absence of international M-ATV sales included in first quarter fiscal 2016 results, offset in part by higher sales of heavy tactical wheeled vehicles to the U.S. government. During the first quarter of fiscal 2016 production of heavy tactical wheeled vehicles was ramping back up after a break in production experienced in fiscal 2015.

Fire & emergency segment net sales increased $25.0 million, or 12.0%, to $232.5 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Sales in the first quarter of fiscal 2017 benefited from higher domestic fire apparatus deliveries as a result of increased production rates to meet higher demand (up $11 million), higher airport products volume (up $5 million) and improved pricing (up $5 million). Improved operational efficiencies have allowed the fire & emergency segment to increase its production rates to support strong demand for Pierce firefighting vehicles.

Commercial segment net sales decreased $1.1 million, or 0.6%, to $199.2 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decrease in sales was primarily due to lower unit volumes (down $18 million), offset in part by sales of higher content units (up $12 million).

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2017	2016
Cost of sales:
Access equipment	$399.5	$442.5
Defense	248.9	274.6
Fire & emergency	198.2	180.8
Commercial	169.9	168.8
Intersegment eliminations and other	(4.8)	2.5
	$1,011.7	$1,069.2

First Quarter Fiscal 2017 Compared to 2016

Consolidated cost of sales was $1.01 billion, or 83.5% of sales, in the first quarter of fiscal 2017 compared to $1.07 billion, or 85.4% of sales, in the first quarter of fiscal 2016. The 190 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was largely due to improved product mix in the access equipment and defense segments (70 basis points), improved operating results related to a corporate-led manufacturing facility which was incurring start-up costs during the first quarter of fiscal 2016 (40 basis points) and improved pricing in the fire & emergency segment (30 basis points).

Access equipment segment cost of sales was $399.5 million, or 81.7% of sales, in the first quarter of fiscal 2017 compared to $442.5 million, or 83.5% of sales, in the first quarter of fiscal 2016. The 180 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was largely due to the timing of new product development spending (80 basis points) and favorable product mix (50 basis points).

Defense segment cost of sales was $248.9 million, or 84.5% of sales, in the first quarter of fiscal 2017 compared to $274.6 million, or 86.3% of sales, in the first quarter of fiscal 2016. The 180 basis point decrease in cost of sales as a percent of sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily attributable to favorable product mix (230 basis points) and favorable contract performance on multi-year contracts (80 basis points), offset in part by higher bid and proposal spending (180 basis points).

Fire & emergency segment cost of sales was $198.2 million, or 85.3% of sales, in the first quarter of fiscal 2017 compared to $180.8 million, or 87.1% of sales, in the first quarter of fiscal 2016. The 180 basis point decrease in cost of sales as a percent of sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily attributable to improved pricing (170 basis points).

Commercial segment cost of sales was $169.9 million, or 85.3% of sales, in the first quarter of fiscal 2017 compared to $168.8 million, or 84.3% of sales, in the first quarter of fiscal 2016. The 100 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was largely due to underabsorption as a result of lower production (130 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers, net of start-up costs of a corporate-led manufacturing facility not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2017	2016
Operating income (loss):
Access equipment	$24.4	$20.4
Defense	23.8	23.2
Fire & emergency	17.0	10.1
Commercial	4.6	8.9
Corporate	(33.6)	(32.3)
Intersegment eliminations	—	—
	$36.2	$30.3

First Quarter Fiscal 2017 Compared to 2016

Consolidated operating income increased 19.4% to $36.2 million, or 3.0% of sales, in the first quarter of fiscal 2017 compared to $30.3 million, or 2.4% of sales, in the first quarter of fiscal 2016. The increase in operating income in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily the result of improved performance in the access equipment, defense and fire & emergency segments, offset in part by the impact of lower sales volume and lower commercial segment performance.

Access equipment segment operating income increased 19.2% to $24.4 million, or 5.0% of sales, in the first quarter of fiscal 2017 compared to $20.4 million, or 3.9% of sales, in the first quarter of fiscal 2016. The increase in operating income in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily the result of the timing of new product development spending (down $6 million) and favorable product mix (up $2 million), offset in part by the lower gross income associated with lower sales volume (down $8 million).

Defense segment operating income increased 2.6% to $23.8 million, or 8.1% of sales, in the first quarter of fiscal 2017 compared to $23.2 million, or 7.3% of sales, in the first quarter of fiscal 2016. The increase in operating income in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was largely due to favorable product mix (up $7 million) and favorable performance on multi-year contracts (up $3 million), offset in part by higher bid & proposal spending (up $5 million) and the lower gross income associated with lower sales volume (down $5 million).

Fire & emergency segment operating income increased 68.1% to $17.0 million, or 7.3% of sales, in the first quarter of fiscal 2017 compared to $10.1 million, or 4.9% of sales, in the first quarter of fiscal 2016. The increase in operating results in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily a result of improved pricing (up $5 million) and the higher gross income associated with higher sales volume (up $3 million).

Commercial segment operating income decreased 47.9% to $4.6 million, or 2.3% of sales, in the first quarter of fiscal 2017 compared to $8.9 million, or 4.4% of sales, in the first quarter of fiscal 2016. The decrease in operating income in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily a result of underabsorption as a result of lower production.

Corporate operating costs increased $1.3 million to $33.6 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in corporate operating costs in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to higher incentive and share-based compensation expense. The higher compensation costs were partially offset by improved operating results related to a corporate-led manufacturing facility which was incurring start-up costs during the first quarter of fiscal 2016.

Consolidated selling, general and administrative expenses increased 8.4% to $151.0 million, or 12.5% of sales, in the first quarter of fiscal 2017 compared to $139.3 million, or 11.1% of sales, in the first quarter of fiscal 2016. The increase in consolidated selling, general and administrative expenses in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was generally a result of higher incentive and share-based compensation expense as well as increased outside services spending.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2017 Compared to 2016

Interest expense net of interest income decreased $0.2 million to $13.9 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Other miscellaneous income of $1.3 million in the first quarter of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $5.2 million in the first quarter of fiscal 2017, or 21.8% of pre-tax income, compared to $1.7 million, or 10.6% of pre-tax income, in the first quarter of fiscal 2016. Results for the first quarter of fiscal 2017 were favorably impacted by $2.8 million of discrete tax benefits, largely related to state tax matters. Results for the first quarter of fiscal 2016 were favorably impacted by $3.7 million of discrete tax benefits, including $2.4 million related to the retroactive reinstatement of the U.S. research and development tax credit and $1.3 million related to a reduction in reserves for uncertain tax benefits, largely related to interest.

Equity in earnings of unconsolidated affiliates of $0.8 million in the first quarter of fiscal 2017 and $0.1 million in the first quarter of fiscal 2016 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other resources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At December 31, 2016, the Company had cash and cash equivalents of $369.6 million. The Company expects to meet its fiscal 2017 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $750.2 million of unused available capacity under the Revolving Credit Facility as of December 31, 2016. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. The Company does not expect to repurchase any shares of Common Stock under this authorization during fiscal 2017. As of December 31, 2016, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015.

Financial Condition at December 31, 2016

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2016	2016
Cash and cash equivalents	$369.6	$321.9
Total debt	826.6	846.2
Total shareholders’ equity	1,980.3	1,976.5
Total capitalization (debt plus equity)	2,806.9	2,822.7
Debt to total capitalization	29.4%	30.0%

The Company's ratio of debt to total capitalization of 29.4% at December 31, 2016 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 49 days at September 30, 2016 to 48 days at December 31, 2016. The decrease in days sales outstanding is primarily related to the defense segment. Days sales outstanding for segments other than the defense segment were 51 days at both September 30, 2016 and December 31, 2016. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.1 times at September 30, 2016 to 3.3 times at December 31, 2016 as a result of the Company building inventory in its defense segment in anticipation of M-ATV vehicle deliveries under the international contract award received in the second quarter of fiscal 2016.

Cash Flows

Operating Cash Flows

Operating activities generated $83.8 million of cash in the first three months of fiscal 2017 compared to $73.2 million in the first three months of fiscal 2016.

Investing Cash Flows

Investing activities used cash of $22.0 million in the first three months of fiscal 2017 compared to $18.2 million in the first three months of fiscal 2016. Capital spending, excluding equipment held for rental, of $14.2 million in the first three months of fiscal 2017 reflected a decrease of $7.1 million compared to capital spending in the first three months of fiscal 2016. In fiscal 2017, the Company expects capital spending to be approximately $100 million.

Financing Cash Flows

Financing activities resulted in a net use of cash of $12.4 million in the first three months of fiscal 2017 compared to a net use of cash of $66.6 million in the first three months of fiscal 2016. In the first three months of fiscal 2017 and 2016, the Company repurchased shares of its Common Stock at an aggregate cost of $3.0 million and $101.5 million, respectively. A portion of the stock repurchases during the first three months of fiscal 2016 was financed with net proceeds under the Revolving Credit Facility of $48.2 million. In addition, the Company received $26.2 million of cash from the exercise of stock options and prepaid all fiscal 2017 mandatory payments on its term loan during the first quarter of fiscal 2017.

Liquidity

Senior Secured Credit Agreement

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2016 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2016 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2016 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2016 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first three months of fiscal 2017. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2016 increased 26.4% to $3.96 billion compared to $3.13 billion at December 31, 2015. Access equipment segment backlog decreased 18.0% to $594.3 million at December 31, 2016 compared to $724.5 million at December 31, 2015 primarily due to the slowdown in North American replacement demand. Defense segment backlog increased 79.6% to $2.23 billion at December 31, 2016 compared to $1.24 billion at December 31, 2015 primarily due to the receipt of a large international contract for the delivery of M-ATVs in the second quarter of fiscal 2016 and increased funding for the Joint Light Tactical Vehicle program. Fire & emergency segment backlog increased 0.3% to $901.1 million at December 31, 2016 compared to $898.4 million at December 31, 2015. Commercial segment backlog decreased 12.0% to $237.4 million at December 31, 2016 compared to $269.8 million at December 31, 2015. Unit backlog for concrete mixers and refuse collection vehicles as of December 31, 2016 was down 18.6% and 38.6%, respectively, compared to December 31, 2015 due to continued softness in the concrete mixer market and what the Company's believes is a temporary delay in the timing of fleet replacement demand for refuse collection vehicles.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 23% of the Company’s December 31, 2016 backlog is not expected to be filled in fiscal 2017.

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

The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2017 Expectations
	Low	High

Adjusted access equipment segment operating income margin (non-GAAP)	7.75%	8.50%
Restructuring-related costs	(1.60)	(1.55)
Access equipment segment operating income margin (GAAP)	6.15%	6.95%

Adjusted consolidated operating income (non-GAAP)	$390	$430
Restructuring-related costs	(43)	(43)
Consolidated operating income (GAAP)	$347	$387

Adjusted effective income tax rate (non-GAAP)	32.5%	33.0%
Impact of restructuring-related costs on the effective income tax rate	2.9	2.9
Effective income tax rate (GAAP)	35.4%	35.9%

Adjusted earnings per share-diluted (non-GAAP)	$3.00	$3.40
Restructuring-related costs	(0.50)	(0.50)
Earnings per share-diluted (GAAP)	$2.50	$2.90

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2016, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2016. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2016 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2016, which have not materially changed other than as reflected below.

We expect to incur costs and charges as a result of restructuring of facilities or operations that we expect will reduce on-going costs. These actions may be disruptive to our business and may not result in anticipated cost savings.

Periodically we restructure facilities and operations in an effort to make our business more efficient. During the fourth quarter of fiscal 2016 we announced our plan to outsource aftermarket parts distribution in the access equipment segment to a third party logistics company. In conjunction with this decision, we recorded charges of $27.8 million for asset impairments and workforce reductions in the fourth quarter of fiscal 2016. In January 2017, we announced plans to close our access equipment manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to our facility in Romania and reduce engineering staff supporting European telehandlers, including the closure of our UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. We expect implementation costs for these actions to be between $45 million and $50 million, pre-tax, including approximately $10 million of non-cash charges, the majority of which we expect to recognize in fiscal 2017. In the future, we may incur additional costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. This is particularly true in our commercial segment where additional restructuring actions may be required as a result of challenging market conditions we are experiencing in this segment. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

The recent explosion and fire in one of our Dodge Center, Minnesota production facilities may impact our expectations of future results in our Commercial Segment.

In January 2017, we experienced an explosion and fire in one of our production facilities in our commercial segment that injured five team members and resulted in a partial shutdown of our production facility. We maintain workers' compensation, property/casualty and business interruption insurance for situations like these, subject to customary deductible/self-retention amounts. To the extent that the accident adversely impacts our ability to achieve our operating plan and/or results in costs that are not covered by insurance, our expected financial results may be adversely impacted. Further, if the accident continues to adversely impact our production capacity for an extended period of time and we are not able to make appropriate adjustments, the result may be a loss of business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of December 31, 2016, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2016. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the first quarter of fiscal 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On January 26, 2017, as part of simplification activities in support of the Company’s MOVE strategy, the Company's access equipment segment announced it had committed to certain restructuring plans, final details of which are subject to discussions with employees or their representatives in several countries. These plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company expects that, once fully implemented in fiscal 2019, these initiatives would collectively generate approximately $20 million to $25 million of annual pre-tax savings. As these actions are planned to be implemented over the next 12 to 18 months, the pre-tax benefit expected in fiscal 2018 is between $15 million and $20 million. Implementation costs for these actions are expected to be between $45 million and $50 million, pre-tax, and include approximately $10 million of non-cash charges. Approximately $43 million of the pre-tax implementation costs are expected to be incurred in fiscal 2017 with the remainder to be incurred in fiscal 2018.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 26, 2017	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

January 26, 2017	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 26, 2017	By	/s/ Thomas J. Polnaszek
Thomas J. Polnaszek, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.