Form 10-Q
period 2017-03-31
OSHKOSH CORP
filed 2017-04-26
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (920) 235-9151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of April 19, 2017, 74,794,526 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$1,618.3	$1,524.3	$2,829.7	$2,776.3
Cost of sales	1,357.0	1,265.0	2,368.7	2,334.2
Gross income	261.3	259.3	461.0	442.1

Operating expenses:
Selling, general and administrative	169.8	154.7	320.8	294.0
Amortization of purchased intangibles	11.1	13.2	23.6	26.4
Total operating expenses	180.9	167.9	344.4	320.4
Operating income	80.4	91.4	116.6	121.7

Other income (expense):
Interest expense	(15.1)	(15.6)	(29.8)	(30.2)
Interest income	1.0	0.5	1.8	1.0
Miscellaneous, net	1.2	(1.0)	2.5	(1.0)
Income before income taxes and equity in earnings of unconsolidated affiliates	67.5	75.3	91.1	91.5
Provision for income taxes	23.6	20.3	28.8	22.0
Income before equity in earnings of unconsolidated affiliates	43.9	55.0	62.3	69.5
Equity in earnings of unconsolidated affiliates	0.4	1.1	1.2	1.2
Net income	$44.3	$56.1	$63.5	$70.7

Earnings per share attributable to common shareholders:
Basic	$0.59	$0.77	$0.85	$0.96
Diluted	0.58	0.76	0.84	0.95

Cash dividends declared per share on Common Stock	0.21	0.19	0.42	0.38

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$44.3	$56.1	$63.5	$70.7
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.8	0.4	1.6	0.9
Currency translation adjustments	10.7	18.9	(19.7)	7.7
Change in fair value of derivative instruments	—	(0.2)	—	—
Total other comprehensive income (loss), net of tax	11.5	19.1	(18.1)	8.6
Comprehensive income	$55.8	$75.2	$45.4	$79.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$413.4	$321.9
Receivables, net	945.1	1,021.9
Inventories, net	1,455.1	979.8
Other current assets	90.1	93.9
Total current assets	2,903.7	2,417.5
Property, plant and equipment, net	445.7	452.1
Goodwill	994.4	1,003.5
Purchased intangible assets, net	529.7	553.5
Other long-term assets	115.3	87.2
Total assets	$4,988.8	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$10.0	$20.0
Accounts payable	694.6	466.1
Customer advances	672.0	471.8
Payroll-related obligations	143.3	147.9
Other current liabilities	273.4	261.8
Total current liabilities	1,793.3	1,367.6
Long-term debt, less current maturities	817.1	826.2
Other long-term liabilities	345.1	343.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	794.2	782.3
Retained earnings	2,209.2	2,177.0
Accumulated other comprehensive loss	(193.1)	(175.0)
Common Stock in treasury, at cost (17,306,939 and 18,175,669 shares, respectively)	(777.9)	(808.7)
Total shareholders’ equity	2,033.3	1,976.5
Total liabilities and shareholders' equity	$4,988.8	$4,513.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	70.7	—	—	70.7
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	0.9	—	0.9
Currency translation adjustments	—	—	—	7.7	—	7.7
Cash dividends ($0.38 per share)	—	—	(28.0)	—	—	(28.0)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	(0.3)	—	—	2.2	1.9
Stock-based compensation expense	—	11.4	—	—	—	11.4
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.5)	(1.5)
Other	—	(0.5)	—	—	0.8	0.3
Balance at March 31, 2016	$0.9	$779.5	$2,059.2	$(135.8)	$(829.4)	$1,874.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	63.5	—	—	63.5
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	1.6	—	1.6
Currency translation adjustments	—	—	—	(19.7)	—	(19.7)
Cash dividends ($0.42 per share)	—	—	(31.3)	—	—	(31.3)
Exercise of stock options	—	4.3	—	—	28.9	33.2
Stock-based compensation expense	—	12.2	—	—	—	12.2
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.3)	—	—	3.6	0.3
Balance at March 31, 2017	$0.9	$794.2	$2,209.2	$(193.1)	$(777.9)	$2,033.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Six Months Ended March 31,
	2017	2016
Operating activities:
Net income	$63.5	$70.7
Depreciation and amortization	64.4	63.7
Stock-based compensation expense	12.2	11.4
Deferred income taxes	1.0	(7.0)
Gain on sale of assets	(4.2)	(6.3)
Foreign currency transaction losses	0.2	0.3
Other non-cash adjustments	0.5	(0.2)
Changes in operating assets and liabilities	10.5	(36.6)
Net cash provided by operating activities	148.1	96.0

Investing activities:
Additions to property, plant and equipment	(28.0)	(40.3)
Additions to equipment held for rental	(24.6)	(22.7)
Proceeds from sale of equipment held for rental	19.8	26.1
Other investing activities	(0.9)	(1.0)
Net cash used by investing activities	(33.7)	(37.9)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	273.5
Repayments of debt (original maturities greater than three months)	(20.0)	(190.0)
Net decrease in short-term debt	—	(21.3)
Repurchases of Common Stock	(3.0)	(101.6)
Dividends paid	(31.3)	(28.0)
Proceeds from exercise of stock options	33.2	1.9
Excess tax benefit from stock-based compensation	—	0.9
Net cash used by financing activities	(21.1)	(64.6)

Effect of exchange rate changes on cash	(1.8)	2.0
Increase (decrease) in cash and cash equivalents	91.5	(4.5)
Cash and cash equivalents at beginning of period	321.9	42.9
Cash and cash equivalents at end of period	$413.4	$38.4

Supplemental disclosures:
Cash paid for interest	$28.4	$26.6
Cash paid for income taxes	22.2	37.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2016. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2016 financial statements to conform to the fiscal 2017 presentation.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarify the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The Company will be required to adopt ASU 2014-09 as of October 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s financial statements and has not yet determined its method of adoption.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectibility of the related financial asset. The Company will be required to adopt ASU 2016-13 as of October 1, 2020. The Company is currently evaluating the impact of ASU 2016-13 on the Company's financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-04 on the Company's financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for capitalization, when applicable. The Company will be required to adopt ASU 2017-07 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-07 on the Company's financial statements.

3.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2017	2016
U.S. government:
Amounts billed	$59.9	$49.0
Costs and profits not billed	85.1	55.3
	145.0	104.3
Other trade receivables	754.9	881.8
Finance receivables	44.8	7.6
Notes receivable	34.6	36.1
Other receivables	39.9	38.6
	1,019.2	1,068.4
Less allowance for doubtful accounts	(19.5)	(21.2)
	$999.7	$1,047.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2017	2016
Current receivables	$945.1	$1,021.9
Long-term receivables (included in “Other long-term assets”)	54.6	25.3
	$999.7	$1,047.2

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.4	2.9	0.2	—

Receivables on nonaccrual status	4.3	4.5	23.2	25.1
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	2.4	3.1	—	—
Allowance for doubtful accounts	(0.1)	(0.1)	—	—
Receivables subject to specific reserves	42.4	4.5	34.6	36.1
Allowance for doubtful accounts	(2.4)	(0.9)	(11.3)	(13.0)

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2017, approximately 88% of the notes receivable balance outstanding was due from four parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2017, restructured finance and notes receivables were $3.4 million and $11.3 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2017 and 2016, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$2.1	$11.6	$6.5	$20.2	$0.1	$12.6	$6.1	$18.8
Provision for doubtful accounts, net of recoveries	0.4	(0.1)	0.1	0.4	0.3	0.1	2.3	2.7
Charge-off of accounts	—	(0.4)	(0.8)	(1.2)	—	—	(0.1)	(0.1)
Foreign currency translation	—	0.2	(0.1)	0.1	—	0.5	—	0.5
Allowance for doubtful accounts at end of period	$2.5	$11.3	$5.7	$19.5	$0.4	$13.2	$8.3	$21.9

	Six Months Ended March 31, 2017				Six Months Ended March 31, 2016
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.0	$13.0	$7.2	$21.2	$0.1	$12.7	$7.5	$20.3
Provision for doubtful accounts, net of recoveries	1.5	(0.7)	(0.4)	0.4	0.3	0.3	1.2	1.8
Charge-off of accounts	—	(0.5)	(1.0)	(1.5)	—	—	(0.4)	(0.4)
Foreign currency translation	—	(0.5)	(0.1)	(0.6)	—	0.2	—	0.2
Allowance for doubtful accounts at end of period	$2.5	$11.3	$5.7	$19.5	$0.4	$13.2	$8.3	$21.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2017	2016
Raw materials	$597.9	$481.2
Partially finished products	442.6	307.8
Finished products	503.6	286.9
Inventories at FIFO cost	1,544.1	1,075.9
Less: Progress/performance-based payments on U.S. government contracts	(8.0)	(17.8)
Excess of FIFO cost over LIFO cost	(81.0)	(78.3)
	$1,455.1	$979.8

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2017	2016
Land and land improvements	$57.8	$56.8
Buildings	286.3	283.4
Machinery and equipment	605.7	597.3
Software and related costs	150.8	147.4
Equipment on operating lease to others	34.4	25.7
	1,135.0	1,110.6
Less accumulated depreciation	(689.3)	(658.5)
	$445.7	$452.1

Depreciation expense was $20.4 million and $18.7 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense was $39.3 million and $35.8 million for the six months ended March 31, 2017 and 2016, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2017 and September 30, 2016 was $26.8 million and $18.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in goodwill during the six months ended March 31, 2017 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2016	$876.6	$106.1	$20.8	$1,003.5
Foreign currency translation	(9.1)	—	—	(9.1)
Net goodwill at March 31, 2017	$867.5	$106.1	$20.8	$994.4

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2017			September 30, 2016
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,799.6	$(932.1)	$867.5	$1,808.7	$(932.1)	$876.6
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,104.4	$(1,110.0)	$994.4	$2,113.5	$(1,110.0)	$1,003.5

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2017
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.7)	$26.7
Technology-related	11.9	104.7	(95.7)	9.0
Customer relationships	12.8	546.6	(442.0)	104.6
Other	16.2	16.4	(14.7)	1.7
	14.8	723.1	(581.1)	142.0
Non-amortizable trade names		387.7	—	387.7
		$1,110.8	$(581.1)	$529.7

	September 30, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.0)	$27.4
Technology-related	11.9	104.7	(91.5)	13.2
Customer relationships	12.8	550.8	(427.4)	123.4
Other	16.3	16.5	(14.7)	1.8
	14.5	727.4	(561.6)	165.8
Non-amortizable trade names		387.7	—	387.7
		$1,115.1	$(561.6)	$553.5

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2017 and the five years succeeding September 30, 2017 are as follows: 2017 (remaining six months) - $22.2 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; and 2022 - $4.9 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(1.1)	$333.9
5.375% Senior Notes due March 2022	250.0	(3.9)	246.1
5.375% Senior Notes due March 2025	250.0	(2.9)	247.1
	$835.0	$(7.9)	827.1
Less current maturities			(10.0)
			$817.1

Revolving Credit Facility			$—
Current maturities of long-term debt			10.0
			$10.0

	September 30, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$355.0	$(1.4)	$353.6
5.375% Senior Notes due March 2022	250.0	(4.3)	245.7
5.375% Senior Notes due March 2025	250.0	(3.1)	246.9
	$855.0	$(8.8)	846.2
Less current maturities			(20.0)
			$826.2

Revolving Credit Facility			$—
Current maturities of long-term debt			20.0
			$20.0

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. During the first quarter of fiscal 2017, the Company prepaid all quarterly principal installments required during fiscal 2017. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At March 31, 2017, there was no outstanding balance under the Revolving Credit Facility. At March 31, 2017, outstanding letters of credit of $100.5 million reduced available capacity under the Revolving Credit Facility to $749.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2017, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan was 2.29% at March 31, 2017.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2017.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2017, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $260 million ($262 million at September 30, 2016) and $257 million ($263 million at September 30, 2016), respectively. The fair value of the Term Loan approximated book value at both March 31, 2017 and September 30, 2016. See Note 12 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $29.2 million and $29.5 million at March 31, 2017 and 2016, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Six Months Ended March 31,
	2017	2016
Balance at beginning of period	$89.6	$92.1
Warranty provisions	24.7	19.8
Settlements made	(25.7)	(27.1)
Changes in liability for pre-existing warranties, net	(0.5)	1.4
Premiums received	5.4	7.4
Amortization of premiums received	(5.8)	(5.4)
Foreign currency translation	(0.7)	0.2
Balance at end of period	$87.0	$88.4

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at March 31, 2017 it guaranteed an aggregate of $583.5 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2017 was $118.1 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$8.5	$5.8	$8.4	$5.6
Provision for new credit guarantees	0.9	1.5	1.5	2.3
Changes for pre-existing guarantees, net	0.4	0.3	0.5	0.6
Amortization of previous guarantees	(0.8)	(0.6)	(1.3)	(1.5)
Foreign currency translation	0.1	—	—	—
Balance at end of period	$9.1	$7.0	$9.1	$7.0

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. Between August 31, 2015 and March 31, 2017, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of March 31, 2017. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

11.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (derivatives) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. At March 31, 2017, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $7.4 million. Net gains or losses related to hedge ineffectiveness were insignificant for the three and six month periods ended March 31, 2017 and 2016. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. At March 31, 2017, the maximum length of time the Company is hedging its exposure to the variability in future cash flows was ten months.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated payables resulting from global sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At March 31, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $106.4 million in notional amounts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At March 31, 2017, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $19.8 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	March 31, 2017		September 30, 2016
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Not designated as hedging instruments:
Foreign exchange contracts	$0.5	$0.3	$0.1	$0.4
Interest rate contracts	0.5	1.2	—	0.4
	$1.0	$1.5	$0.1	$0.8

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$—	$(0.1)	$—	$(0.1)
Foreign exchange contracts	Cost of sales	—	—	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	(1.7)	(4.5)	1.0	(5.8)
Interest rate contracts	Miscellaneous, net	—	(0.1)	0.4	(0.2)
		$(1.7)	$(4.7)	$1.5	$(6.1)

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2017.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.5	—	0.5

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.3	$—	$0.3
Interest rate contracts (c)	—	1.2	—	1.2

September 30, 2016
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.1	—	0.1

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.4	—	0.4
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

13.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”), which succeeded the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan or the 2009 Stock Plan, awards previously made under either plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At March 31, 2017, the Company had reserved 9,180,842 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2017 was $6.5 million ($4.1 million net of tax) and $14.4 million ($9.1 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2016 was $6.5 million ($4.1 million net of tax) and $12.5 million ($7.9 million net of tax), respectively.

14.    Restructuring and Other Charges

On September 21, 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. As a result, the access equipment segment will cease operations at its Orrville, Ohio parts distribution center by August 1, 2017. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expects to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $0.4 million and $1.1 million were incurred in the three and six months ended March 31, 2017, respectively.

In November 2016, the commercial segment recognized $0.4 million of restructuring costs to better align the commercial segment cost structure for long term success. This program is now complete.

On January 26, 2017, as part of simplification activities in support of the Company’s MOVE strategy, the access equipment segment announced it had committed to certain restructuring plans. The plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company expects total implementation costs for these actions to be approximately $45.0 million to $50.0 million, including approximately $11.0 million of operating costs related to the plans that are expected to result in future benefit to the Company. Approximately $43.0 million of the pre-tax implementation costs are expected to be incurred in fiscal 2017 with the remainder to be incurred in fiscal 2018. The access equipment segment recognized $16.3 million of restructuring costs under this plan for both the three and six months ended March 31, 2017. In addition, the access equipment segment recognized $0.9 million of operating expenses related to this plan in the three and six months ended March 31, 2017.

Pre-tax restructuring charges for the three months ended March 31, 2017 were as follows (in millions):

Cost of Sales
Access equipment	$16.7

Pre-tax restructuring charges for the six months ended March 31, 2017 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$17.4	$—	$17.4
Commercial	—	0.4	0.4
Total	$17.4	$0.4	$17.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company's restructuring reserves, included within "Other current liabilities" in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2016	$0.9	$—	$—	$0.9
Restructuring provision	15.3	1.5	1.0	17.8
Utilized - cash	(1.2)	—	(0.2)	(1.4)
Utilized - noncash	—	(1.5)	—	(1.5)
Balance as of March 31, 2017	$15.0	$—	$0.8	$15.8

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$3.2	$2.8	$6.5	$5.7
Interest cost	4.4	4.5	8.8	9.1
Expected return on plan assets	(4.6)	(4.5)	(9.1)	(9.0)
Amortization of prior service cost	0.5	0.5	0.9	0.9
Amortization of net actuarial loss	1.0	0.6	2.0	1.2
Net periodic benefit cost	$4.5	$3.9	$9.1	$7.9

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$0.7	$0.4	$1.3	$0.7
Interest cost	0.4	0.4	0.8	0.8
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of net actuarial loss (gain)	—	(0.1)	0.1	(0.1)
Net periodic benefit cost	$0.8	$0.4	$1.7	$0.9

The Company made contributions to fund benefit payments under its other post-employment benefit plans of $0.9 million and $1.0 million for the six months ended March 31, 2017 and 2016, respectively. The Company estimates that it will make additional contributions of approximately $0.9 million under these other post-employment benefit plans prior to the end of fiscal 2017.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Income Taxes

The Company recorded income tax expense of $23.6 million for the three months ended March 31, 2017, or 35.0% of pre-tax income, compared to $20.3 million, or 27.0% of pre-tax income, for the three months ended March 31, 2016. Results for the three months ended March 31, 2017 were favorably impacted by $1.5 million of net discrete tax benefits, including a $1.8 million tax benefit related to employee-share based payments. Results for the three months ended March 31, 2016 were favorably impacted by $4.4 million of discrete tax benefits, including $3.5 million related to provision to return adjustments and $0.8 million related to reduction in reserves for uncertain tax benefits resulting from statues of limitations lapses.

The Company recorded income tax expense of $28.8 million for the six months ended March 31, 2017, or 31.6% of pre-tax income, compared to $22.0 million, or 24.1% of pre-tax income for the six months ended March 31, 2016. Tax expense included net discrete tax benefits of $4.9 million and $8.0 million for the six months ended March 31, 2017 and 2016, respectively. Discrete tax benefits recorded in the six months ended March 31, 2017 included $2.0 million of tax benefits related to employee share-based payments and $2.9 million of tax benefits related to the release of valuation allowances on federal capital loss carryforwards and state net operating losses. Discrete tax benefits recorded in the six months ended March 31, 2016 included a $2.4 million benefit related to the reinstatement of the U.S. research and development tax credit in December 2015, a $3.5 million benefit related to provision to return adjustments, and a $2.0 million benefit related to reduction in reserves for uncertain tax benefits relating to interest adjustments and statutes of limitations lapses.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $39.8 million and $37.4 million as of March 31, 2017 and September 30, 2016, respectively. As of March 31, 2017, net unrecognized tax benefits, excluding interest and penalties, of $26.2 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2017 and 2016, the Company recognized costs of $0.9 million and benefits of $1.4 million, respectively, related to interest and penalties. At March 31, 2017, the Company had accruals for the payment of interest and penalties of $11.3 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.8 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.1)	$(131.5)	$(204.6)
Other comprehensive income (loss) before reclassifications	—	10.7	10.7
Amounts reclassified from accumulated other comprehensive income	0.8	—	0.8
Net current period other comprehensive income (loss)	0.8	10.7	11.5
Balance at end of period	$(72.3)	$(120.8)	$(193.1)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.9)	$(109.3)	$0.3	$(154.9)
Other comprehensive income (loss) before reclassifications	—	18.9	(0.2)	18.7
Amounts reclassified from accumulated other comprehensive income	0.4	—	—	0.4
Net current period other comprehensive income (loss)	0.4	18.9	(0.2)	19.1
Balance at end of period	$(45.5)	$(90.4)	$0.1	$(135.8)

	Six Months Ended March 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$(175.0)
Other comprehensive income (loss) before reclassifications	—	(19.7)	(19.7)
Amounts reclassified from accumulated other comprehensive income	1.6	—	1.6
Net current period other comprehensive income (loss)	1.6	(19.7)	(18.1)
Balance at end of period	$(72.3)	$(120.8)	$(193.1)

	Six Months Ended March 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	7.7	—	7.7
Amounts reclassified from accumulated other comprehensive income	0.9	—	—	0.9
Net current period other comprehensive income (loss)	0.9	7.7	—	8.6
Balance at end of period	$(45.5)	$(90.4)	$0.1	$(135.8)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Actuarial losses	(1.0)	(0.5)	(2.1)	(1.1)
Total before tax	(1.2)	(0.7)	(2.5)	(1.5)
Tax benefit	0.4	0.3	0.9	0.6
Net of tax	$(0.8)	$(0.4)	$(1.6)	$(0.9)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Earnings Per Share

The calculation of basic and diluted earnings per common share was as follows (in millions, except number of share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Earnings available to common shareholders	$44.3	$56.1	$63.5	$70.7

Basic Earnings Per Share:
Weighted-average common shares outstanding	74,696,616	73,118,295	74,486,209	73,593,439

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,696,616	73,118,295	74,486,209	73,593,439
Dilutive stock options and other equity-based compensation awards	1,086,846	743,045	1,095,693	766,421
Diluted weighted-average common shares outstanding	75,783,462	73,861,340	75,581,902	74,359,860

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options	389,950	1,656,741	391,962	1,676,943

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2017 and September 30, 2016, the estimated net liabilities for product and general liability claims totaled $36.8 million and $38.3 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $608.8 million and $503.6 million at March 31, 2017 and September 30, 2016, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $100.5 million and $110.8 million at March 31, 2017 and September 30, 2016, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company's bid was not selected and the Company subsequently submitted a legal challenge of that conclusion. In May 2016, the Canadian International Trade Tribunal ruled in the Company's favor in connection with that challenge. At this time, the Company is unable to estimate the ultimate impact of this challenge and subsequent ruling in the Company's favor.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$369.4	$—	$369.4	$375.1	$—	$375.1
Telehandlers	161.6	—	161.6	214.7	—	214.7
Other	192.2	—	192.2	164.5	—	164.5
Total access equipment	723.2	—	723.2	754.3	—	754.3

Defense	445.7	0.4	446.1	296.8	0.2	297.0

Fire & emergency	233.5	4.0	237.5	237.2	3.2	240.4

Commercial
Concrete placement	112.7	—	112.7	111.3	—	111.3
Refuse collection	79.1	—	79.1	99.5	—	99.5
Other	22.3	1.9	24.2	25.2	0.7	25.9
Total commercial	214.1	1.9	216.0	236.0	0.7	236.7
Corporate and intersegment eliminations	1.8	(6.3)	(4.5)	—	(4.1)	(4.1)
Consolidated	$1,618.3	$—	$1,618.3	$1,524.3	$—	$1,524.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31,
	2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$603.1	$—	$603.1	$617.1	$—	$617.1
Telehandlers	254.9	—	254.9	326.5	—	326.5
Other	354.4	—	354.4	340.5	—	340.5
Total access equipment	1,212.4	—	1,212.4	1,284.1	—	1,284.1

Defense	739.9	0.7	740.6	613.7	1.3	615.0

Fire & emergency	462.6	7.4	470.0	442.6	5.3	447.9

Commercial
Concrete placement	197.1	—	197.1	183.6	—	183.6
Refuse collection	171.3	—	171.3	198.5	—	198.5
Other	43.8	3.0	46.8	53.8	1.1	54.9
Total commercial	412.2	3.0	415.2	435.9	1.1	437.0
Corporate and intersegment eliminations	2.6	(11.1)	(8.5)	—	(7.7)	(7.7)
Consolidated	$2,829.7	$—	$2,829.7	$2,776.3	$—	$2,776.3

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Operating income (loss):
Access equipment	$42.1	$75.7	$66.5	$96.1
Defense	48.7	27.8	72.5	51.0
Fire & emergency	21.8	14.9	38.8	25.0
Commercial	6.0	17.2	10.6	26.1
Corporate	(38.2)	(44.2)	(71.8)	(76.5)
Intersegment eliminations	—	—	—	—
Consolidated	80.4	91.4	116.6	121.7
Interest expense, net of interest income	(14.1)	(15.1)	(28.0)	(29.2)
Miscellaneous other income (expense)	1.2	(1.0)	2.5	(1.0)
Income before income taxes and equity in earnings of unconsolidated affiliates	$67.5	$75.3	$91.1	$91.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	September 30,
	2017	2016
Identifiable assets:
Access equipment:
U.S.	$1,993.8	$1,856.0
Europe	491.6	521.5
Rest of the World	218.6	193.7
Total access equipment	2,704.0	2,571.2
Defense:
U.S.	708.4	522.2
Rest of the World	2.6	3.0
Total defense	711.0	525.2
Fire & emergency - U.S.	537.3	522.7
Commercial:
U.S.	374.5	358.4
Rest of the World	32.3	33.4
Total commercial	406.8	391.8
Corporate:
U.S. (a)	531.2	408.3
Rest of the world (b)	98.5	94.6
Total corporate	629.7	502.9
Consolidated	$4,988.8	$4,513.8
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2017	2016
Net sales:
United States	$2,237.5	$2,070.4
Other North America	82.7	116.3
Europe, Africa and Middle East	351.2	388.1
Rest of the World	158.3	201.5
Consolidated	$2,829.7	$2,776.3

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,378.1	$285.1	$(44.9)	$1,618.3
Cost of sales	(0.2)	1,132.9	268.9	(44.6)	1,357.0
Gross income	0.2	245.2	16.2	(0.3)	261.3
Selling, general and administrative expenses	35.6	103.9	30.3	—	169.8
Amortization of purchased intangibles	—	9.6	1.5	—	11.1
Operating income (loss)	(35.4)	131.7	(15.6)	(0.3)	80.4
Interest expense	(13.6)	(13.7)	(0.5)	12.7	(15.1)
Interest income	0.6	4.2	8.9	(12.7)	1.0
Miscellaneous, net	24.3	(54.7)	31.6	—	1.2
Income (loss) before income taxes	(24.1)	67.5	24.4	(0.3)	67.5
Provision for (benefit from) income taxes	(9.3)	22.4	10.6	(0.1)	23.6
Income (loss) before equity in earnings of affiliates	(14.8)	45.1	13.8	(0.2)	43.9
Equity in earnings of consolidated subsidiaries	59.1	7.9	8.0	(75.0)	—
Equity in earnings of unconsolidated affiliates	—	—	0.4	—	0.4
Net income	44.3	53.0	22.2	(75.2)	44.3
Other comprehensive income (loss), net of tax	11.5	1.5	9.4	(10.9)	11.5
Comprehensive income	$55.8	$54.5	$31.6	$(86.1)	$55.8

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,284.0	$269.4	$(29.1)	$1,524.3
Cost of sales	0.4	1,071.0	222.8	(29.2)	1,265.0
Gross income (loss)	(0.4)	213.0	46.6	0.1	259.3
Selling, general and administrative expenses	35.0	96.9	22.8	—	154.7
Amortization of purchased intangibles	—	9.7	3.5	—	13.2
Operating income (loss)	(35.4)	106.4	20.3	0.1	91.4
Interest expense	(70.4)	(16.2)	(0.4)	71.4	(15.6)
Interest income	0.4	23.1	48.4	(71.4)	0.5
Miscellaneous, net	13.6	(50.5)	35.9	—	(1.0)
Income (loss) before income taxes	(91.8)	62.8	104.2	0.1	75.3
Provision for (benefit from) income taxes	(34.1)	18.8	35.6	—	20.3
Income (loss) before equity in earnings of affiliates	(57.7)	44.0	68.6	0.1	55.0
Equity in earnings of consolidated subsidiaries	113.8	36.0	19.6	(169.4)	—
Equity in earnings of unconsolidated affiliates	—	—	1.1	—	1.1
Net income	56.1	80.0	89.3	(169.3)	56.1
Other comprehensive income (loss), net of tax	19.1	0.7	18.0	(18.7)	19.1
Comprehensive income	$75.2	$80.7	$107.3	$(188.0)	$75.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,427.9	$488.0	$(86.2)	$2,829.7
Cost of sales	(1.0)	2,007.4	448.4	(86.1)	2,368.7
Gross income	1.0	420.5	39.6	(0.1)	461.0
Selling, general and administrative expenses	67.2	195.4	58.2	—	320.8
Amortization of purchased intangibles	—	19.2	4.4	—	23.6
Operating income (loss)	(66.2)	205.9	(23.0)	(0.1)	116.6
Interest expense	(27.2)	(27.3)	(1.0)	25.7	(29.8)
Interest income	1.3	8.3	17.9	(25.7)	1.8
Miscellaneous, net	46.8	(106.9)	62.6	—	2.5
Income (loss) before income taxes	(45.3)	80.0	56.5	(0.1)	91.1
Provision for (benefit from) income taxes	(14.4)	25.4	17.8	—	28.8
Income (loss) before equity in earnings of affiliates	(30.9)	54.6	38.7	(0.1)	62.3
Equity in earnings of consolidated subsidiaries	94.4	23.6	(2.7)	(115.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.2	—	1.2
Net income	63.5	78.2	37.2	(115.4)	63.5
Other comprehensive income (loss), net of tax	(18.1)	0.6	(19.8)	19.2	(18.1)
Comprehensive income	$45.4	$78.8	$17.4	$(96.2)	$45.4

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,340.8	$489.8	$(54.3)	$2,776.3
Cost of sales	0.7	1,970.0	417.9	(54.4)	2,334.2
Gross income (loss)	(0.7)	370.8	71.9	0.1	442.1
Selling, general and administrative expenses	58.6	186.2	49.2	—	294.0
Amortization of purchased intangibles	—	19.5	6.9	—	26.4
Operating income (loss)	(59.3)	165.1	15.8	0.1	121.7
Interest expense	(130.0)	(30.9)	(1.1)	131.8	(30.2)
Interest income	0.9	39.3	92.6	(131.8)	1.0
Miscellaneous, net	28.5	(91.9)	62.4	—	(1.0)
Income (loss) before income taxes	(159.9)	81.6	169.7	0.1	91.5
Provision for (benefit from) income taxes	(39.9)	20.4	41.5	—	22.0
Income (loss) before equity in earnings of affiliates	(120.0)	61.2	128.2	0.1	69.5
Equity in earnings of consolidated subsidiaries	191.0	54.1	13.2	(258.3)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	1.5	—	1.2
Net income	70.7	115.3	142.9	(258.2)	70.7
Other comprehensive income (loss), net of tax	8.6	(2.2)	9.9	(7.7)	8.6
Comprehensive income	$79.3	$113.1	$152.8	$(265.9)	$79.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$373.5	$2.7	$37.2	$—	$413.4
Receivables, net	30.2	725.8	233.2	(44.1)	945.1
Inventories, net	—	1,002.9	452.2	—	1,455.1
Other current assets	31.5	50.3	8.3	—	90.1
Total current assets	435.2	1,781.7	730.9	(44.1)	2,903.7
Investment in and advances to consolidated subsidiaries	2,816.1	1,282.4	(104.8)	(3,993.7)	—
Intercompany receivables	48.0	343.2	1,808.0	(2,199.2)	—
Intangible assets, net	—	928.2	595.9	—	1,524.1
Other long-term assets	82.6	227.8	250.6	—	561.0
Total assets	$3,381.9	$4,563.3	$3,280.6	$(6,237.0)	$4,988.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15.8	$571.9	$150.8	$(43.9)	$694.6
Customer advances	—	668.0	4.0	—	672.0
Other current liabilities	80.2	247.6	99.1	(0.2)	426.7
Total current liabilities	96.0	1,487.5	253.9	(44.1)	1,793.3
Long-term debt, less current maturities	817.1	—	—	—	817.1
Intercompany payables	364.2	1,787.0	48.0	(2,199.2)	—
Other long-term liabilities	71.3	148.8	125.0	—	345.1
Total shareholders' equity	2,033.3	1,140.0	2,853.7	(3,993.7)	2,033.3
Total liabilities and shareholders' equity	$3,381.9	$4,563.3	$3,280.6	$(6,237.0)	$4,988.8

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(20.4)	$193.2	$(24.7)	$—	$148.1

Investing activities:
Additions to property, plant and equipment	(1.6)	(19.6)	(6.8)	—	(28.0)
Additions to equipment held for rental	—	—	(24.6)	—	(24.6)
Proceeds from sale of equipment held for rental	—	—	19.8	—	19.8
Intercompany investing	—	387.0	—	(387.0)	—
Other investing activities	(0.8)	(0.1)	—	—	(0.9)
Net cash provided (used) by investing activities	(2.4)	367.3	(11.6)	(387.0)	(33.7)

Financing activities:
Repayments of debt (original maturities greater than three months)	(20.0)	—	—	—	(20.0)
Repurchases of Common Stock	(3.0)	—	—	—	(3.0)
Dividends paid	(31.3)	—	—	—	(31.3)
Proceeds from exercise of stock options	33.2	—	—	—	33.2
Intercompany financing	132.0	(559.5)	40.5	387.0	—
Net cash provided (used) by financing activities	110.9	(559.5)	40.5	387.0	(21.1)

Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)
Increase in cash and cash equivalents	88.1	1.0	2.4	—	91.5
Cash and cash equivalents at beginning of period	285.4	1.7	34.8	—	321.9
Cash and cash equivalents at end of period	$373.5	$2.7	$37.2	$—	$413.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(124.3)	$99.3	$121.0	$—	$96.0

Investing activities:
Additions to property, plant and equipment	(12.7)	(12.3)	(15.3)	—	(40.3)
Additions to equipment held for rental	—	—	(22.7)	—	(22.7)
Proceeds from sale of equipment held for rental	—	0.6	25.5	—	26.1
Intercompany investing	(0.7)	(76.4)	(108.4)	185.5	—
Other investing activities	(1.0)	—	—	—	(1.0)
Net cash used by investing activities	(14.4)	(88.1)	(120.9)	185.5	(37.9)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	270.0	—	3.5	—	273.5
Repayments of debt (original maturities greater than three months)	(190.0)	—	—	—	(190.0)
Net decrease in short-term debt	(21.3)	—	—	—	(21.3)
Repurchases of Common Stock	(101.6)	—	—	—	(101.6)
Dividends paid	(28.0)	—	—	—	(28.0)
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Excess tax benefit from stock-based compensation	0.9	—	—	—	0.9
Intercompany financing	197.8	(13.0)	0.7	(185.5)	—
Net cash provided (used) by financing activities	129.7	(13.0)	4.2	(185.5)	(64.6)

Effect of exchange rate changes on cash	—	0.3	1.7	—	2.0
Increase (decrease) in cash and cash equivalents	(9.0)	(1.5)	6.0	—	(4.5)
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$5.8	$4.8	$27.8	$—	$38.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to additional impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks related to production or shipment delays arising from quality or production issues, including any delays as a result of an accident at the Company’s Dodge Center manufacturing facility; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 26, 2017 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The positive momentum the Company generated in the first quarter of fiscal 2017 continued in the Company’s second quarter, as the Company reported earnings per share that exceeded the Company's expectations. The Company also exited the quarter with backlog up compared to the prior year quarter in all of the Company’s segments. The Company reported earnings per share of $0.58 in the second quarter of fiscal 2017 compared to $0.76 in the second quarter of fiscal 2016. Second quarter fiscal 2017 results included $17.2 million, or $0.18 per share, of restructuring-related costs recorded in the access equipment segment as part of a restructuring plan announced in January 2017. The better than expected results for the second quarter of fiscal 2017 were driven by the defense and access equipment segments. Defense segment results compared to the Company’s expectations benefited from the timing of sales and stronger than expected program execution. Access equipment segment results compared to the Company’s expectations benefited from a favorable product mix and a delay in the timing of discretionary spend.

Consolidated net sales increased $94.0 million, or 6.2%, to $1.62 billion in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. A 50% increase in defense segment sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, led by Joint Light Tactical Vehicle (JLTV) and Mine Resistant Ambush Protected - All Terrain Vehicle (M-ATV) sales increases, more than offset single digit percentage sales declines in the access equipment and commercial segments. Access equipment segment sales in the second quarter of fiscal 2017 were down 4.1% compared to the second quarter of fiscal 2016, which was better than the Company's expected full fiscal 2017 percentage sales decline for this segment. Commercial segment sales were down 8.7% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, with refuse collection vehicle sales down 20.5% as a result of order weakness experienced in the first quarter of fiscal 2017.

Consolidated operating income decreased 12.0% to $80.4 million, or 5.0% of sales, in the second quarter of fiscal 2017 compared to $91.4 million, or 6.0% of sales, in the second quarter of fiscal 2016. Second quarter fiscal 2017 results included $17.2 million of restructuring-related costs recorded in the access equipment segment as part of the restructuring plan announced in January 2017. Higher defense and fire & emergency segment results along with lower corporate expenses were more than offset by lower access equipment and commercial segment operating income.

In January 2017, as part of simplification activities in support of the Company’s MOVE strategy, the Company announced its intention to rationalize operations in the access equipment segment. These plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. In total, the Company expects these actions will result in ongoing savings of about $20 million to $25 million per year. The Company expects to realize $15 million to $20 million of benefits in fiscal 2018 before achieving full run rate savings in fiscal 2019. The Company expects the pre-tax cost of implementing these actions will be approximately $45 million to $50 million, including approximately $10 million of non-cash charges. The Company expects to incur approximately $43 million of the cost of implementing these actions in fiscal 2017, of which it recognized $17.2 million in the second quarter of fiscal 2017.

As a result of the solid performance in the first half of the year and positive outlook for the remainder of the year, the Company increased its fiscal 2017 earnings per share estimate range from $2.50 to $2.90 to $2.70 to $3.00 on operating income of $372 million to $402 million. Excluding expected access equipment segment restructuring-related charges, the Company also increased its fiscal 2017 adjusted earnings per share estimate range from $3.00 to $3.40 to $3.20 to $3.50 on adjusted operating income of $415 million to $445 million. Although the Company is only partially through the seasonally important Spring and early Summer time period, which typically drives how the segments with exposure to the construction season in the Northern Hemisphere will perform, the Company is encouraged by the strong backlogs in all of the segments at March 31, 2017. Full year fiscal 2017 sales are now expected to be $6.6 billion to $6.7 billion, compared to the Company's previous expectation of $6.5 billion to $6.7 billion.

The Company now expects access equipment segment fiscal 2017 sales to be approximately $2.8 billion, the high end of its previous range. The revised sales estimate for fiscal 2017 represents an estimated 7% decline from fiscal 2016 sales. The Company is also increasing its fiscal 2017 operating income margin outlook range for the access equipment segment from 6.15% to 6.95% to a range of 7.20% to 7.45%, reflecting both the higher sales estimate and an expected more favorable mix. Likewise, the Company also increased its adjusted operating income margin outlook range for this segment from 7.75% to 8.50% to a range of 8.75% to 9.00%.

The Company still expects fiscal 2017 defense segment sales to be approximately $1.85 billion. The Company is slightly increasing its fiscal 2017 defense segment operating income margin estimate, from 9.75% to 10.0%, reflecting stronger program execution.

The Company continues to believe fire & emergency segment fiscal 2017 sales will be approximately $1.0 billion with operating income margin of approximately 8.5%.

The Company still expects fiscal 2017 commercial segment sales to be approximately $975 million. The Company is reducing the commercial segment operating income margin expectation from 6.5% to a range of 5.0% to 5.5%, reflecting higher than previously expected inefficiencies related to a more pronounced production ramp from the first half to the second half of the year, a less favorable mix and a more challenging price/cost dynamic.

The Company is now estimating that fiscal 2017 corporate expenses will be approximately $145 million, compared to the previous expectation of a range of $140 million to $145 million.

The Company expects higher consolidated sales in the third quarter of fiscal 2017 compared to the prior year quarter as it expects higher defense and, to a lesser extent, fire & emergency segment sales to offset the impact of continued lower access equipment segment sales and lower expected commercial segment operating income margins. The Company expects higher earnings per share in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2017	2016	2017	2016
Net sales:
Access equipment	$723.2	$754.3	$1,212.4	$1,284.1
Defense	446.1	297.0	740.6	615.0
Fire & emergency	237.5	240.4	470.0	447.9
Commercial	216.0	236.7	415.2	437.0
Intersegment eliminations and other	(4.5)	(4.1)	(8.5)	(7.7)
	$1,618.3	$1,524.3	$2,829.7	$2,776.3

Second Quarter Fiscal 2017 Compared to 2016

Consolidated net sales increased $94.0 million, or 6.2%, to $1.62 billion in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. A significant increase in sales in the defense segment was offset in part by lower sales in the access equipment and commercial segments.

Access equipment segment net sales decreased $31.1 million, or 4.1%, to $723.2 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The decline in sales was primarily due to lower telehandler sales volumes in North America and Europe (down $54 million) and a more competitive pricing environment (down $10 million), offset in part by higher sales of used equipment and service (up $14 million).

Defense segment net sales increased $149.1 million, or 50.2%, to $446.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in sales was primarily due to the ramp-up of sales to the U.S. government under the JLTV program and higher international M-ATV sales under the international contract award received in the second quarter of fiscal 2016.

Fire & emergency segment net sales decreased $2.9 million, or 1.2%, to $237.5 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The decrease in sales was primarily due to lower Airport Products unit volume (down $9 million), primarily due to the timing of international deliveries, offset in part by improved pricing (up $8 million).

Commercial segment net sales decreased $20.7 million, or 8.7%, to $216.0 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The decrease in sales was primarily due to lower refuse collection vehicle unit volumes (down $34 million), offset in part by higher package sales, which include third-party chassis (up $10 million).

First Six Months of Fiscal 2017 Compared to 2016

Consolidated net sales increased $53.4 million, or 1.9%, to $2.83 billion in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. An increase in sales in the defense and fire & emergency segments was offset in part by lower sales in the access equipment and commercial segments.

Access equipment segment net sales decreased $71.7 million, or 5.6%, to $1.21 billion in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The decline in sales was primarily due to lower telehandler sales volumes in North America and Europe (down $72 million).

Defense segment net sales increased $125.6 million, or 20.4%, to $740.6 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase in sales was primarily due to higher sales of heavy tactical wheeled vehicles to the U.S. government and the ramp-up of sales under the JLTV program, offset by lower international sales of M-ATVs. During the first six months of fiscal 2016, production of heavy tactical wheeled vehicles was ramping back up after a break in production experienced in fiscal 2015.

Fire & emergency segment net sales increased $22.1 million, or 4.9%, to $470.0 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The increase in sales was primarily due to improved pricing (up $13 million) and the sale of higher content units (up $7 million).

Commercial segment net sales decreased $21.8 million, or 5.0%, to $415.2 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The decrease in sales was primarily due to lower refuse collection vehicle unit volume (down $57 million), offset in part by sales of higher content units (up $22 million) and higher concrete mixer unit volume (up $6 million).

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2017	2016	2017	2016
Cost of sales:
Access equipment	$604.7	$608.9	$1,004.2	$1,051.4
Defense	374.5	250.1	623.4	524.7
Fire & emergency	196.3	208.4	394.5	389.2
Commercial	185.6	194.8	355.5	363.6
Intersegment eliminations and other	(4.1)	2.8	(8.9)	5.3
	$1,357.0	$1,265.0	$2,368.7	$2,334.2

Second Quarter Fiscal 2017 Compared to 2016

Consolidated cost of sales was $1.36 billion, or 83.9% of sales, in the second quarter of fiscal 2017 compared to $1.27 billion, or 83.0% of sales, in the second quarter of fiscal 2016. The 90 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was largely due to restructuring-related charges incurred in the access equipment segment (110 basis points).

Access equipment segment cost of sales was $604.7 million, or 83.6% of sales, in the second quarter of fiscal 2017 compared to $608.9 million, or 80.7% of sales, in the second quarter of fiscal 2016. The 290 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was largely due to restructuring-related costs (240 basis points) and a more competitive pricing environment (100 basis points), offset in part by improved product mix (70 basis points).

Defense segment cost of sales was $374.5 million, or 83.9% of sales, in the second quarter of fiscal 2017 compared to $250.1 million, or 84.2% of sales, in the second quarter of fiscal 2016. The 30 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily attributable to improved absorption as a result of increased production (320 basis points) and favorable warranty performance (80 basis points), offset in part by adverse product mix (350 basis points).

Fire & emergency segment cost of sales was $196.3 million, or 82.7% of sales, in the second quarter of fiscal 2017 compared to $208.4 million, or 86.7% of sales, in the second quarter of fiscal 2016. The 400 basis point decrease in cost of sales as a percentage of sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily attributable to improved pricing (260 basis points) and improved product mix (140 basis points).

Commercial segment cost of sales was $185.6 million, or 85.9% of sales, in the second quarter of fiscal 2017 compared to $194.8 million, or 82.3% of sales, in the second quarter of fiscal 2016. The 360 basis point increase in cost of sales as a percentage of sales in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was largely due to under absorption as a result of lower production (130 basis points), adverse product mix (70 basis points), increased warranty reserves (80 basis points) and costs related to an accident at one of its manufacturing facilities (50 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers, net of start-up costs of a corporate-led manufacturing facility not allocated to segments.

First Six Months of Fiscal 2017 Compared to 2016

Consolidated cost of sales was $2.37 billion, or 83.7% of sales, in the first six months of fiscal 2017 compared to $2.33 billion, or 84.1% of sales, in the first six months of fiscal 2016. The 40 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was largely due to improved absorption in the defense segment as a result of increased production (80 basis points) and improved operating results related to a corporate-led manufacturing facility which was incurring start-up costs during the first six months of fiscal 2016 (40 basis points), offset in part by restructuring-related costs incurred in the access equipment segment (50 basis points).

Access equipment segment cost of sales was $1.00 billion, or 82.8% of sales, in the first six months of fiscal 2017 compared to $1.05 billion, or 81.9% of sales, in the first six months of fiscal 2016. The 90 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was largely due to restructuring-related costs (140 basis points) and a more competitive pricing environment (110 basis points), offset in part by favorable product mix (70 basis points), the timing of new product development spending (30 basis points) and more efficient material usage (50 basis points).

Defense segment cost of sales was $623.4 million, or 84.2% of sales, in the first six months of fiscal 2017 compared to $524.7 million, or 85.3% of sales, in the first six months of fiscal 2016. The 110 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily attributable to improved absorption as a result of increased production (120 basis points) and favorable contract performance on multi-year contracts (40 basis points), offset in part by adverse product mix (130 basis points).

Fire & emergency segment cost of sales was $394.5 million, or 83.9% of sales, in the first six months of fiscal 2017 compared to $389.2 million, or 86.9% of sales, in the first six months of fiscal 2016. The 300 basis point decrease in cost of sales as a percentage of sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was largely due to improved pricing (220 basis points) and improved product mix (70 basis points).

Commercial segment cost of sales was $355.5 million, or 85.6% of sales, in the first six months of fiscal 2017 compared to $363.6 million, or 83.2% of sales, in the first six months of fiscal 2016. The 240 basis point increase in cost of sales as a percentage of sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was largely due to under absorption as a result of lower production (130 basis points) and adverse product mix (90 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2017	2016	2017	2016
Operating income (loss):
Access equipment	$42.1	$75.7	$66.5	$96.1
Defense	48.7	27.8	72.5	51.0
Fire & emergency	21.8	14.9	38.8	25.0
Commercial	6.0	17.2	10.6	26.1
Corporate	(38.2)	(44.2)	(71.8)	(76.5)
Intersegment eliminations	—	—	—	—
	$80.4	$91.4	$116.6	$121.7

Second Quarter Fiscal 2017 Compared to 2016

Consolidated operating income decreased 12.0% to $80.4 million, or 5.0% of sales, in the second quarter of fiscal 2017 compared to $91.4 million, or 6.0% of sales, in the second quarter of fiscal 2016. The decrease in operating income in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily the result of $17.2 million of restructuring-related charges in the access equipment segment.

Access equipment segment operating income decreased 44.4% to $42.1 million, or 5.8% of sales, in the second quarter of fiscal 2017 compared to $75.7 million, or 10.0% of sales, in the second quarter of fiscal 2016. The decrease in operating income in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily the result of restructuring-related charges of $17.2 million. In addition, a more competitive pricing environment (down $10 million), higher selling, general and administrative salaries (up $6 million) and increased trade show expenses (up $4 million) all contributed to the decrease in operating income in the access equipment segment in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

Defense segment operating income increased 75.2% to $48.7 million, or 10.9% of sales, in the second quarter of fiscal 2017 compared to $27.8 million, or 9.4% of sales, in the second quarter of fiscal 2016. The increase in operating income in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was largely due to higher gross income associated with higher sales volume (up $32 million) and improved manufacturing absorption as a result of higher sales (up $6 million), offset in part by adverse product mix (down $13 million) and higher incentive compensation expense (up $3 million).

Fire & emergency segment operating income increased 46.3% to $21.8 million, or 9.2% of sales, in the second quarter of fiscal 2017 compared to $14.9 million, or 6.2% of sales, in the second quarter of fiscal 2016. The increase in operating income in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily a result of improved pricing (up $8 million).

Commercial segment operating income decreased 65.1% to $6.0 million, or 2.8% of sales, in the second quarter of fiscal 2017 compared to $17.2 million, or 7.3% of sales, in the second quarter of fiscal 2016. The decrease in operating income in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily a result of lower gross income associated with lower sales volume (down $8 million) and under absorption as a result of lower production (up $2 million). Commercial segment second quarter fiscal 2017 results also included $1.3 million of costs related to the accident at one of its manufacturing facilities.

Corporate operating costs decreased $6.0 million to $38.2 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The decrease in corporate operating costs in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to improved operating results related to a corporate-led manufacturing facility, which incurred higher start-up costs during the second quarter of fiscal 2016.

Consolidated selling, general and administrative expenses increased 9.8% to $169.8 million, or 10.5% of sales, in the second quarter of fiscal 2017 compared to $154.7 million, or 10.1% of sales, in the second quarter of fiscal 2016. The increase in consolidated selling, general and administrative expenses in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was generally a result of higher incentive compensation expense, increased salaries and higher trade show costs.

First Six Months of Fiscal 2017 Compared to 2016

Consolidated operating income decreased 4.2% to $116.6 million, or 4.1% of sales, in the first six months of fiscal 2017 compared to $121.7 million, or 4.4% of sales, in the first six months of fiscal 2016. The decline in operating income in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was driven by $17.2 million of restructuring-related charges in the access equipment segment, lower gross margin associated with lower access equipment segment sales, lower performance in the commercial segment and higher incentive compensation expense, offset in part by higher gross margin associated with higher defense segment sales, improved performance in the fire & emergency segment and lower start-up costs of a corporate-led manufacturing facility.

Access equipment segment operating income decreased 30.8% to $66.5 million, or 5.5% of sales, in the first six months of fiscal 2017 compared to $96.1 million, or 7.5% of sales, in the first six months of fiscal 2016. The decline in operating income in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily the result of restructuring-related charges of $17.2 million. In addition, a more competitive pricing environment (down $17 million), lower gross income associated with lower sales volume (down $14 million) and higher selling, general and administrative salaries (up $6 million) were offset in part by a favorable product mix (up $11 million).

Defense segment operating income increased 42.2% to $72.5 million, or 9.8% of sales, in the first six months of fiscal 2017 compared to $51.0 million, or 8.3% of sales, in the first six months of fiscal 2016. The increase in operating income in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily the result of higher gross margin associated with higher sales volume (up $27 million) and improved absorption as a result of higher production (up $5 million), offset in part by adverse product mix (down $10 million).

Fire & emergency segment operating income increased 55.2% to $38.8 million, or 8.3% of sales, in the first six months of fiscal 2017 compared to $25.0 million, or 5.6% of sales, in the first six months of fiscal 2016. The increase in operating income in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily the result of improved pricing (up $13 million).

Commercial segment operating income decreased 59.4% to $10.6 million, or 2.6% of sales, in the first six months of fiscal 2017 compared to $26.1 million, or 6.0% of sales, in the first six months of fiscal 2016. The decrease in operating income in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily a result of lower gross margin associated with lower sales volume (down $12 million) and under absorption as a result of lower production (up $4 million). Commercial segment results in the first six months of fiscal 2017 also included $1.3 million of costs related to the accident at one of its manufacturing facilities.

Corporate operating costs decreased $4.7 million to $71.8 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The decrease in corporate operating costs in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to improved operating results related to a corporate-led manufacturing facility which incurred higher start-up costs during the first six months of fiscal 2016, offset in part by higher incentive and share-based compensation expense (up $7 million) in the first six months of fiscal 2017.

Consolidated selling, general and administrative expenses increased 9.1% to $320.8 million, or 11.3% of sales, in the first six months of fiscal 2017 compared to $294.0 million, or 10.6% of sales, in the first six months of fiscal 2016. The increase in consolidated selling, general and administrative expenses in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was generally a result of higher incentive compensation expense, increased salaries and higher trade show costs.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2017 Compared to 2016

Interest expense net of interest income decreased $1.0 million to $14.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

Other miscellaneous income of $1.2 million in the second quarter of fiscal 2017 and other miscellaneous expense of $1.0 million in the second quarter of fiscal 2016 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $23.6 million in the second quarter of fiscal 2017, or 35.0% of pre-tax income, compared to $20.3 million, or 27.0% of pre-tax income, in the second quarter of fiscal 2016. Results for the second quarter of fiscal 2017 were favorably impacted by discrete tax benefits, largely related to excess tax benefits from stock-based compensation (260 basis points). Results for the second quarter of fiscal 2016 were favorably impacted by discrete tax benefits related to a change in a filing position on the Company's fiscal 2015 income tax return and reduction in liability related to expiration of statutes of limitations (580 basis points). Further, the reinstatement of the U.S. research and development tax credit favorably benefited the second quarter of fiscal 2016 by 100 basis points.

Equity in earnings of unconsolidated affiliates of $0.4 million in the second quarter of fiscal 2017 and $1.1 million in the second quarter of fiscal 2016 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2017 Compared to 2016

Interest expense net of interest income decreased $1.2 million to $28.0 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016.

Other miscellaneous income of $2.5 million in the first six months of fiscal 2017 and other miscellaneous expense of $1.0 million in the first six months of fiscal 2016 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $28.8 million in the first six months of fiscal 2017, or 31.6% of pre-tax income, compared to $22.0 million, or 24.1% of pre-tax income, in the first six months of fiscal 2016. Results for the first six months of fiscal 2017 were favorably impacted by discrete tax benefits, largely related to state tax matters (230 basis points) and excess tax benefits from stock-based compensation (220 basis points). Results for the first six months of fiscal 2016 were favorably impacted by discrete tax benefits, including a change in filing position on the Company's 2015 federal income tax return (380 basis points), the retroactive reinstatement of the U.S. research and development tax credit (260 basis points) and reductions in reserves for uncertain tax benefits (220 basis points), related to interest and expiration of statutes of limitations. Results for the first six months of fiscal 2016 also include the ongoing benefit of the U.S. research and development tax credit (100 basis points).

Equity in earnings of unconsolidated affiliates of $1.2 million in the first six months of fiscal 2017 and $1.2 million in the first six months of fiscal 2016 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other resources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At March 31, 2017, the Company had cash and cash equivalents of $413.4 million. The Company expects to meet its fiscal 2017 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. In addition to cash and cash equivalents, the Company had $749.5 million of unused available capacity under the Revolving Credit Facility as of March 31, 2017. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, share repurchases and dividends. As of March 31, 2017, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015. The Company does not expect to repurchase any shares of Common Stock under this authorization during fiscal 2017.

Financial Condition at March 31, 2017

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2017	2016
Cash and cash equivalents	$413.4	$321.9
Total debt	827.1	846.2
Total shareholders’ equity	2,033.3	1,976.5
Total capitalization (debt plus equity)	2,860.4	2,822.7
Debt to total capitalization	28.9%	30.0%

The Company's ratio of debt to total capitalization of 28.9% at March 31, 2017 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) were 49 days at both September 30, 2016 and March 31, 2017. Days sales outstanding for segments other than the defense segment increased from 51 days at September 30, 2016 to 54 days at March 31, 2017. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.1 times at September 30, 2016 to 3.7 times at March 31, 2017 as a result of the Company building inventory in its defense segment in anticipation of M-ATV vehicle deliveries under the international contract award received in the second quarter of fiscal 2016 and seasonal build of inventory in the access equipment segment.

Cash Flows

Operating Cash Flows

Operating activities generated $148.1 million of cash in the first six months of fiscal 2017 compared to $96.0 million in the first six months of fiscal 2016. During the first six months of fiscal 2017, increases in inventory in the access equipment and defense segments were offset in part by higher customer advances and accounts payable.

Investing Cash Flows

Investing activities used cash of $33.7 million in the first six months of fiscal 2017 compared to $37.9 million in the first six months of fiscal 2016. Capital spending, excluding equipment held for rental, of $28.0 million in the first six months of fiscal 2017 reflected a decrease of $12.3 million compared to capital spending in the first six months of fiscal 2016. In fiscal 2017, the Company expects capital spending to be approximately $100 million.

Financing Cash Flows

Financing activities used cash of $21.1 million in the first six months of fiscal 2017 compared to $64.6 million in the first six months of fiscal 2016. In the first six months of fiscal 2017 and 2016, the Company repurchased shares of its Common Stock at an aggregate cost of $3.0 million and $101.6 million, respectively. During the first six months of fiscal 2016, the Company utilized net proceeds under the Revolving Credit Facility of $68.7 million to fund capital needs and stock repurchases. The Company prepaid all fiscal 2017 mandatory payments on its term loan during the first quarter of fiscal 2017. In addition, the Company also received $33.2 million of cash from the exercise of stock options during the first six months of fiscal 2017, whereas only $1.9 million was received in the first six months of fiscal 2016.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2017 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of March 31, 2017.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 23% of the Company’s net sales in the first six months of fiscal 2017. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2017 increased 10.9% to $3.93 billion compared to $3.54 billion at March 31, 2016. Access equipment segment backlog increased 11.0% to $737.9 million at March 31, 2017 compared to $664.8 million at March 31, 2016 primarily due to improved market conditions in North America. Defense segment backlog increased 8.8% to $1.83 billion at March 31, 2017 compared to $1.68 billion at March 31, 2016 primarily due to the receipt of a large international contract for the delivery of M-ATVs in the third quarter of fiscal 2016 and increased funding for the JLTV program. Fire & emergency segment backlog increased 11.3% to $1.01 billion at March 31, 2017 compared to $903.4 million at March 31, 2016. The fire & emergency segment experienced very strong orders in the second quarter of fiscal 2017, some of which were likely related to the timing of a February 1 price increase at Pierce. Commercial segment backlog increased 22.2% to $353.8 million at March 31, 2017 compared to $289.4 million at March 31, 2016. Unit backlog for concrete mixers and refuse collection vehicles as of March 31, 2017 was up 4.7% and 23.4%, respectively, compared to March 31, 2016. The commercial segment experienced a rebound in orders in the second quarter of fiscal 2017 as a result of an atypical order pattern that resulted in customers ordering later in the fiscal year.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 31% of the Company’s March 31, 2017 backlog is not expected to be filled in fiscal 2017.

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

The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2017 Expectations
	Low	High

Adjusted access equipment segment operating income margin (non-GAAP)	8.75%	9.00%
Restructuring-related costs	(1.55)	(1.55)
Access equipment segment operating income margin (GAAP)	7.20%	7.45%

Adjusted consolidated operating income (non-GAAP)	$415	$445
Restructuring-related costs	(43)	(43)
Consolidated operating income (GAAP)	$372	$402

Adjusted effective income tax rate (non-GAAP)	33.0%	32.5%
Impact of restructuring-related costs on the effective income tax rate	2.9	2.9
Effective income tax rate (GAAP)	35.9%	35.4%

Adjusted earnings per share-diluted (non-GAAP)	$3.20	$3.50
Restructuring-related costs, net of tax	(0.50)	(0.50)
Earnings per share-diluted (GAAP)	$2.70	$3.00

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2016, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2017. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Periodically we restructure facilities and operations in an effort to make our business more efficient. During the fourth quarter of fiscal 2016 we announced our plan to outsource aftermarket parts distribution in the access equipment segment to a third party logistics company. In January 2017, we announced plans to close our access equipment manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to our facility in Romania and reduce engineering staff supporting European telehandlers, including the closure of our UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. We expect implementation costs for these actions to be between $45 million and $50 million, pre-tax, including approximately $10 million of non-cash charges. We recognized $17.2 million of restructuring-related costs in the second quarter of fiscal 2017 and expect to recognize the majority of the remaining costs to implement these actions in fiscal 2017. In the future, we may incur additional costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. This is particularly true in our commercial segment where additional restructuring actions may be required as a result of challenging market conditions we are experiencing in this segment. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

The explosion and fire in one of our Dodge Center, Minnesota production facilities in January 2017 may impact our expectations of future results in our Commercial Segment.

In January 2017, we experienced an explosion and fire in one of our production facilities in our commercial segment that injured five team members and resulted in a partial shutdown of our production facility. We maintain workers’ compensation, property/casualty and business interruption insurance for situations like these, subject to customary deductible/self-retention amounts. To the extent that the accident adversely impacts our ability to achieve our operating plan and/or results in costs that are not covered by insurance, our expected financial results may be adversely impacted. Further, if the accident adversely impacts our production capacity for an extended period of time and we are not able to make appropriate adjustments, the result may be a loss of business.

Changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results and our effective tax rate.

As a multinational corporation, we are subject to various taxes in both U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax laws, regulations and rates in these various jurisdictions may be subject to significant change. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Recent developments, including potential U.S. tax reform discussions, the European Commission’s investigations of illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. Increases in our effective tax rate or tax liabilities could have a material adverse effect on our financial condition, profitability and/or cash flows.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.

Our financial statements are subject to the application of generally accepted accounting principles in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time, we must adopt new or revised accounting standards that recognized authoritative bodies, including the Financial Accounting Standards Board, have issued. Recently, accounting standard setters issued new guidance that further interprets or seeks to revise accounting pronouncements related to revenue recognition and lease accounting and issued new standards expanding disclosures. We discuss the impact of accounting pronouncements that have been issued but not yet implemented in our annual and quarterly reports on Form 10-K and Form 10-Q. We do not provide an assessment of proposed standards, as such proposals are subject to change through the exposure process and, therefore, we cannot meaningfully assess their effects on our financial statements. It is possible that accounting standards we must adopt in the future could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and/or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of March 31, 2017, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2017. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the second quarter of fiscal 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

10.1
Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation's definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Denotes a management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 26, 2017	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

April 26, 2017	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2017	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

10.1
Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation's definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Denotes a management contract or compensatory plan arrangement.