Form 10-Q
period 2017-06-30
OSHKOSH CORP
filed 2017-08-02
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of July 26, 2017, 74,829,467 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,036.9	$1,747.5	$4,866.6	$4,523.8
Cost of sales	1,650.0	1,432.9	4,018.7	3,767.1
Gross income	386.9	314.6	847.9	756.7

Operating expenses:
Selling, general and administrative	163.9	154.7	484.7	448.7
Amortization of purchased intangibles	11.1	13.1	34.7	39.5
Total operating expenses	175.0	167.8	519.4	488.2
Operating income	211.9	146.8	328.5	268.5

Other income (expense):
Interest expense	(15.3)	(15.8)	(45.1)	(46.0)
Interest income	1.4	0.5	3.2	1.5
Miscellaneous, net	0.6	0.8	3.1	(0.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	198.6	132.3	289.7	223.8
Provision for income taxes	70.1	48.4	98.9	70.4
Income before equity in earnings of unconsolidated affiliates	128.5	83.9	190.8	153.4
Equity in earnings of unconsolidated affiliates	0.1	0.3	1.3	1.5
Net income	$128.6	$84.2	$192.1	$154.9

Earnings per share attributable to common shareholders:
Basic	$1.72	$1.15	$2.57	$2.11
Diluted	1.69	1.13	2.54	2.08

Cash dividends declared per share on Common Stock	$0.21	$0.19	$0.63	$0.57

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$128.6	$84.2	$192.1	$154.9
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.8	0.6	2.4	1.5
Currency translation adjustments	27.0	(12.6)	7.3	(4.9)
Change in fair value of derivative instruments	(0.2)	(0.1)	(0.2)	(0.1)
Total other comprehensive income (loss), net of tax	27.6	(12.1)	9.5	(3.5)
Comprehensive income	$156.2	$72.1	$201.6	$151.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$373.2	$321.9
Receivables, net	1,182.3	1,021.9
Inventories, net	1,410.7	979.8
Other current assets	84.0	93.9
Total current assets	3,050.2	2,417.5
Property, plant and equipment, net	443.4	452.1
Goodwill	1,006.5	1,003.5
Purchased intangible assets, net	518.8	553.5
Other long-term assets	73.7	87.2
Total assets	$5,092.6	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$18.0	$20.0
Accounts payable	686.9	466.1
Customer advances	559.4	471.8
Payroll-related obligations	167.0	147.9
Other current liabilities	341.8	261.8
Total current liabilities	1,773.1	1,367.6
Long-term debt, less current maturities	812.5	826.2
Other long-term liabilities	327.9	343.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	798.5	782.3
Retained earnings	2,322.0	2,177.0
Accumulated other comprehensive loss	(165.5)	(175.0)
Common Stock in treasury, at cost (17,280,023 and 18,175,669 shares, respectively)	(776.8)	(808.7)
Total shareholders’ equity	2,179.1	1,976.5
Total liabilities and shareholders' equity	$5,092.6	$4,513.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	154.9	—	—	154.9
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	1.5	—	1.5
Currency translation adjustments	—	—	—	(4.9)	—	(4.9)
Cash dividends ($0.57 per share)	—	—	(41.9)	—	—	(41.9)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	(1.8)	—	—	10.6	8.8
Stock-based compensation expense	—	16.0	—	—	—	16.0
Excess tax benefit from stock-based compensation	—	0.4	—	—	—	0.4
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.6)	(1.6)
Other	—	(0.7)	—	(0.1)	1.0	0.2
Balance at June 30, 2016	$0.9	$782.8	$2,129.5	$(147.9)	$(820.9)	$1,944.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	192.1	—	—	192.1
Employee pension and postretirement benefits, net of tax of $1.4	—	—	—	2.4	—	2.4
Currency translation adjustments	—	—	—	7.3	—	7.3
Cash dividends ($0.63 per share)	—	—	(47.1)	—	—	(47.1)
Exercise of stock options	—	4.2	—	—	30.0	34.2
Stock-based compensation expense	—	16.8	—	—	—	16.8
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.5)	—	(0.2)	3.6	(0.1)
Balance at June 30, 2017	$0.9	$798.5	$2,322.0	$(165.5)	$(776.8)	$2,179.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Nine Months Ended June 30,
	2017	2016
Operating activities:
Net income	$192.1	$154.9
Depreciation and amortization	97.3	95.9
Stock-based compensation expense	16.8	16.0
Deferred income taxes	3.8	(4.5)
Gain on sale of assets	(5.2)	(7.6)
Foreign currency transaction losses	2.1	0.1
Other non-cash adjustments	0.4	0.7
Changes in operating assets and liabilities	(183.4)	(92.0)
Net cash provided by operating activities	123.9	163.5

Investing activities:
Additions to property, plant and equipment	(45.2)	(62.3)
Additions to equipment held for rental	(26.3)	(30.9)
Proceeds from sale of equipment held for rental	42.3	33.7
Other investing activities	(1.4)	(1.5)
Net cash used by investing activities	(30.6)	(61.0)

Financing activities:
Net increase (decrease) in short-term debt	3.0	(16.5)
Proceeds from issuance of debt (original maturities greater than three months)	—	323.5
Repayments of debt (original maturities greater than three months)	(20.0)	(278.5)
Repurchases of Common Stock	(3.0)	(101.7)
Dividends paid	(47.1)	(41.9)
Proceeds from exercise of stock options	34.2	8.8
Excess tax benefit from stock-based compensation	—	1.3
Net cash used by financing activities	(32.9)	(105.0)

Effect of exchange rate changes on cash	(9.1)	5.1
Increase in cash and cash equivalents	51.3	2.6
Cash and cash equivalents at beginning of period	321.9	42.9
Cash and cash equivalents at end of period	$373.2	$45.5

Supplemental disclosures:
Cash paid for interest	$36.5	$34.4
Cash paid for income taxes	40.3	65.6

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is expected to increase transparency and comparability among organizations. The standard requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 as of October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's financial statements.

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

3.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2017	2016
U.S. government:
Amounts billed	$23.2	$49.0
Costs and profits not billed	119.6	55.3
	142.8	104.3
Other trade receivables	992.8	881.8
Finance receivables	9.1	7.6
Notes receivable	35.9	36.1
Other receivables	44.9	38.6
	1,225.5	1,068.4
Less allowance for doubtful accounts	(19.0)	(21.2)
	$1,206.5	$1,047.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2017	2016
Current receivables	$1,182.3	$1,021.9
Long-term receivables (included in “Other long-term assets”)	24.2	25.3
	$1,206.5	$1,047.2

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.3	2.9	0.2	—

Receivables on nonaccrual status	4.1	4.5	22.1	25.1
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	2.0	3.1	—	—
Allowance for doubtful accounts	(0.1)	(0.1)	—	—
Receivables subject to specific reserves	7.1	4.5	35.9	36.1
Allowance for doubtful accounts	(1.6)	(0.9)	(10.9)	(13.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2017, approximately 83% of the notes receivable balance outstanding was due from four parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At June 30, 2017, restructured finance and notes receivables were $3.3 million and $10.9 million, respectively. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2017 and 2016.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$2.5	$11.3	$5.7	$19.5	$0.4	$13.2	$8.3	$21.9
Provision for doubtful accounts, net of recoveries	—	(0.6)	0.7	0.1	0.4	0.1	0.6	1.1
Charge-off of accounts	(0.8)	(0.5)	(0.1)	(1.4)	—	—	—	—
Foreign currency translation	—	0.7	0.1	0.8	—	(0.3)	—	(0.3)
Allowance for doubtful accounts at end of period	$1.7	$10.9	$6.4	$19.0	$0.8	$13.0	$8.9	$22.7

	Nine Months Ended June 30, 2017				Nine Months Ended June 30, 2016
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.0	$13.0	$7.2	$21.2	$0.1	$12.7	$7.5	$20.3
Provision for doubtful accounts, net of recoveries	1.5	(1.3)	0.3	0.5	0.7	0.4	1.8	2.9
Charge-off of accounts	(0.8)	(1.0)	(1.1)	(2.9)	—	—	(0.4)	(0.4)
Foreign currency translation	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Allowance for doubtful accounts at end of period	$1.7	$10.9	$6.4	$19.0	$0.8	$13.0	$8.9	$22.7

4.    Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2017	2016
Raw materials	$572.0	$481.2
Partially finished products	432.7	307.8
Finished products	504.9	286.9
Inventories at FIFO cost	1,509.6	1,075.9
Less: Progress/performance-based payments on U.S. government contracts	(15.3)	(17.8)
Excess of FIFO cost over LIFO cost	(83.6)	(78.3)
	$1,410.7	$979.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2017	2016
Land and land improvements	$58.6	$56.8
Buildings	291.0	283.4
Machinery and equipment	620.6	597.3
Software and related costs	150.5	147.4
Equipment on operating lease to others	31.6	25.7
	1,152.3	1,110.6
Less accumulated depreciation	(708.9)	(658.5)
	$443.4	$452.1

Depreciation expense was $21.1 million and $18.4 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $60.4 million and $54.2 million for the nine months ended June 30, 2017 and 2016, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2017 and September 30, 2016 was $24.0 million and $18.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2017 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2016	$876.6	$106.1	$20.8	$1,003.5
Foreign currency translation	2.9	—	0.1	3.0
Net goodwill at June 30, 2017	$879.5	$106.1	$20.9	$1,006.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2017			September 30, 2016
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,811.6	$(932.1)	$879.5	$1,808.7	$(932.1)	$876.6
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.7	(175.9)	20.8
	$2,116.5	$(1,110.0)	$1,006.5	$2,113.5	$(1,110.0)	$1,003.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2017
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.1)	$26.3
Technology-related	11.9	104.7	(97.6)	7.1
Customer relationships	12.8	552.2	(456.2)	96.0
Other	16.3	16.4	(14.7)	1.7
	14.5	728.7	(597.6)	131.1
Non-amortizable trade names		387.7	—	387.7
		$1,116.4	$(597.6)	$518.8

	September 30, 2016
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.0)	$27.4
Technology-related	11.9	104.7	(91.5)	13.2
Customer relationships	12.8	550.8	(427.4)	123.4
Other	16.3	16.5	(14.7)	1.8
	14.5	727.4	(561.6)	165.8
Non-amortizable trade names		387.7	—	387.7
		$1,115.1	$(561.6)	$553.5

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2017 and the five years succeeding September 30, 2017 are as follows: 2017 (remaining three months) - $11.1 million; 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; and 2022 - $4.9 million.

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(1.0)	$334.0
5.375% Senior Notes due March 2022	250.0	(3.7)	246.3
5.375% Senior Notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.5)	827.5
Less current maturities			(15.0)
			$812.5

Revolving Credit Facility			$—
Other short term debt			3.0
Current maturities of long-term debt			15.0
			$18.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$355.0	$(1.4)	$353.6
5.375% Senior Notes due March 2022	250.0	(4.3)	245.7
5.375% Senior Notes due March 2025	250.0	(3.1)	246.9
	$855.0	$(8.8)	846.2
Less current maturities			(20.0)
			$826.2

Revolving Credit Facility			$—
Current maturities of long-term debt			20.0
			$20.0

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Revolving Credit Facility was increased to an aggregate maximum amount of $850 million. During the first quarter of fiscal 2017, the Company prepaid all quarterly principal installments required in fiscal 2017. At June 30, 2017, outstanding letters of credit of $98.3 million reduced available capacity under the Revolving Credit Facility to $751.7 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2017, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan was 2.55% at June 30, 2017.

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

With certain exceptions, the Company may elect to have the collateral pledged in connection with the Credit Agreement released during any period that the Company maintains an investment grade corporate family rating from either S&P Global Ratings or Moody’s Investor Service. During any such period when the collateral has been released, the Company’s leverage ratio as of the last day of any fiscal quarter must not be greater than 3.75 to 1.00, and the Company would not be subject to any additional requirement to limit its senior secured leverage ratio.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2017.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2017, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $260 million ($262 million at September 30, 2016) and $261 million ($263 million at September 30, 2016), respectively. The fair value of the Term Loan approximated book value at both June 30, 2017 and September 30, 2016. See Note 12 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $30.2 million and $29.7 million at June 30, 2017 and 2016, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Nine Months Ended June 30,
	2017	2016
Balance at beginning of period	$89.6	$92.1
Warranty provisions	38.0	34.0
Settlements made	(37.7)	(40.1)
Changes in liability for pre-existing warranties, net	4.8	2.0
Premiums received	9.2	11.0
Amortization of premiums received	(8.9)	(8.2)
Foreign currency translation	0.2	(0.4)
Balance at end of period	$95.2	$90.4

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

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at June 30, 2017 it guaranteed an aggregate of $580.0 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2017 was $108.6 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$9.1	$7.0	$8.4	$5.6
Provision for new credit guarantees	0.8	1.2	2.3	3.5
Changes for pre-existing guarantees, net	—	0.6	0.5	1.2
Amortization of previous guarantees	(1.1)	(0.7)	(2.4)	(2.2)
Balance at end of period	$8.8	$8.1	$8.8	$8.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. As of June 30, 2017, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of June 30, 2017. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

11.    Derivative Financial Instruments and Hedging Activities

The Company has used forward foreign currency exchange contracts (derivatives) to reduce the exchange rate risk of specific foreign currency denominated transactions. These derivatives typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At times, the Company has designated these hedges as either cash flow hedges or fair value hedges under FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. At June 30, 2017, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $8.2 million. Net gains or losses related to hedge ineffectiveness were insignificant for the three and nine month periods ended June 30, 2017 and 2016. Ineffectiveness is included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. At June 30, 2017, the maximum length of time the Company is hedging its exposure to the variability in future cash flows was ten months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At June 30, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $84.5 million in notional amounts covering a variety of foreign currencies.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on executory sales contracts that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these interest rate contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At June 30, 2017, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $13.8 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	June 30, 2017		September 30, 2016
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$0.3	$—	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.9	0.7	0.1	0.4
Interest rate contracts	0.3	0.9	—	0.4
	$1.2	$1.9	$0.1	$0.8

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Cash flow hedges:
Foreign exchange contracts	Miscellaneous, net	$—	$(0.1)	$—	$(0.2)
Foreign exchange contracts	Cost of sales	—	—	0.1	—

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	2.3	0.1	3.3	(5.7)
Interest rate contracts	Miscellaneous, net	(0.1)	—	0.3	(0.2)
		$2.2	$—	$3.7	$(6.1)

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

There were no transfers of assets between levels during the three and nine months ended June 30, 2017.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
SERP plan assets (a)	$21.8	$—	$—	$21.8
Foreign currency exchange derivatives (b)	—	0.9	—	0.9
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.0	$—	$1.0
Interest rate contracts (c)	—	0.9	—	0.9

September 30, 2016
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.1	—	0.1

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.4	—	0.4
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

13.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”), which succeeded the 2004 Incentive Stock and Awards Plan (as amended, the “2004 Stock Plan”). While no new awards will be granted under the 2004 Stock Plan or the 2009 Stock Plan, awards previously made under either plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At June 30, 2017, the Company had reserved 9,135,761 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2017 was $4.8 million ($3.0 million net of tax) and $19.2 million ($12.1 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2016 was $6.1 million ($3.8 million net of tax) and $18.6 million ($11.7 million net of tax), respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. As a result, the access equipment segment will cease operations at its Orrville, Ohio parts distribution center by the end of fiscal 2017. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expects to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $0.5 million and $1.6 million were incurred in the three and nine months ended June 30, 2017, respectively.

On January 26, 2017, as part of simplification activities in support of the Company’s MOVE strategy, the access equipment segment announced it had committed to certain restructuring plans. The plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company expects total implementation costs for these actions to be approximately $45.0 million to $50.0 million, including approximately $11.0 million of operating costs related to the plans that are expected to result in future benefit to the Company. Approximately $41.0 million of the pre-tax implementation costs are expected to be incurred in fiscal 2017 with the remainder to be incurred in fiscal 2018. The access equipment segment recognized $6.6 million and $22.9 million of restructuring costs under this plan for both the three and nine months ended June 30, 2017, respectively. In addition, the access equipment segment recognized $4.0 million and $4.9 million of operating expenses related to this plan in the three and nine months ended June 30, 2017, respectively.

Pre-tax restructuring charges for the three months ended June 30, 2017 were as follows (in millions):

Cost of Sales
Access equipment	$7.1

Pre-tax restructuring charges for the nine months ended June 30, 2017 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$24.5	$—	$24.5
Commercial	—	0.4	0.4
Total	$24.5	$0.4	$24.9

Changes in the Company's restructuring reserves, included within "Other current liabilities" in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2016	$0.9	$—	$—	$0.9
Restructuring provision	20.2	2.9	1.8	24.9
Utilized - cash	(3.0)	—	(0.9)	(3.9)
Utilized - noncash	—	(2.9)	—	(2.9)
Foreign currency translation	0.8	—	0.1	0.9
Balance at June 30, 2017	$18.9	$—	$1.0	$19.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$3.3	$2.9	$9.8	$8.6
Interest cost	4.4	4.5	13.2	13.6
Expected return on plan assets	(4.5)	(4.5)	(13.6)	(13.5)
Amortization of prior service cost	0.4	0.4	1.3	1.3
Amortization of net actuarial loss	1.0	0.6	3.0	1.8
Net periodic benefit cost	$4.6	$3.9	$13.7	$11.8

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$0.6	$0.4	$1.9	$1.1
Interest cost	0.4	0.3	1.2	1.1
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of net actuarial loss (gain)	0.1	—	0.2	(0.1)
Net periodic benefit cost	$0.9	$0.5	$2.6	$1.4

The Company made a $14.0 million contribution to fund its defined benefit pension plans in June 2017. No other material contributions are expected to be made in fiscal 2017.

16.    Income Taxes

The Company recorded income tax expense of $70.1 million for the three months ended June 30, 2017, or 35.3% of pre-tax income, compared to $48.4 million, or 36.6% of pre-tax income, for the three months ended June 30, 2016. Results for the three months ended June 30, 2017 were favorably impacted by $3.9 million of net discrete tax benefits, including a $2.1 million federal provision-to-return adjustment and a $1.4 million tax benefit related to state tax matters. Results for the three months ended June 30, 2016 were unfavorably impacted by $1.8 million of discrete tax charges, including $0.9 million related to the recording of a deferred tax liability for the undistributed earnings of an equity method affiliate, $0.6 million related to an increase in reserves for uncertain tax positions, and $0.3 million related to a state audit settlement.

The Company recorded income tax expense of $98.9 million for the nine months ended June 30, 2017, or 34.1% of pre-tax income, compared to $70.4 million, or 31.5% of pre-tax income for the nine months ended June 30, 2016. Tax expense included net discrete tax benefits of $8.7 million and $6.2 million for the nine months ended June 30, 2017 and 2016, respectively. Discrete tax benefits recorded in the nine months ended June 30, 2017 included $2.2 million of tax benefits related to employee share-based payments, $3.3 million of net tax benefits related to the release of valuation allowances on federal capital loss carryforwards and state net operating losses, a $2.1 million tax benefit related to the federal provision-to-return adjustment and a $1.4 million tax benefit related to state tax matters. Discrete tax benefits recorded in the nine months ended June 30, 2016 included a $3.5 million benefit related to provision-to-return adjustments and a $2.4 million benefit related to the reinstatement of the U.S. research and development tax credit.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $44.3 million and $37.4 million as of June 30, 2017 and September 30, 2016, respectively. As of June 30, 2017, net unrecognized tax benefits, excluding interest and penalties, of $30.3 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2017 and 2016, the Company recognized costs of $1.3 million and benefits of $1.0 million, respectively, related to interest and penalties. At June 30, 2017, the Company had accruals for the payment of interest and penalties of $11.8 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $3.4 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company files federal income tax returns as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(72.3)	$(120.8)	$—	$(193.1)
Other comprehensive income (loss) before reclassifications	—	27.0	(0.2)	26.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	—	—	0.8
Net current period other comprehensive income (loss)	0.8	27.0	(0.2)	27.6
Balance at end of period	$(71.5)	$(93.8)	$(0.2)	$(165.5)

	Three Months Ended June 30, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.5)	$(90.4)	$0.1	$(135.8)
Other comprehensive income (loss) before reclassifications	—	(12.6)	(0.1)	(12.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	(12.6)	(0.1)	(12.1)
Balance at end of period	$(44.9)	$(103.0)	$—	$(147.9)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$—	$(175.0)
Other comprehensive income (loss) before reclassifications	—	7.3	(0.2)	7.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	—	—	2.4
Net current period other comprehensive income (loss)	2.4	7.3	(0.2)	9.5
Balance at end of period	$(71.5)	$(93.8)	$(0.2)	$(165.5)

	Nine Months Ended June 30, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	—	(4.9)	(0.1)	(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	—	1.5
Net current period other comprehensive income (loss)	1.5	(4.9)	(0.1)	(3.5)
Balance at end of period	$(44.9)	$(103.0)	$—	$(147.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.2)	$(0.2)	$(0.6)	$(0.6)
Actuarial losses	(1.1)	(0.6)	(3.2)	(1.7)
Total before tax	(1.3)	(0.8)	(3.8)	(2.3)
Tax benefit	0.5	0.2	1.4	0.8
Net of tax	$(0.8)	$(0.6)	$(2.4)	$(1.5)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Earnings Per Share

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share:
Weighted-average common shares outstanding	74,806,775	73,390,624	74,593,065	73,526,081

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,806,775	73,390,624	74,593,065	73,526,081
Dilutive stock options and other equity-based compensation awards	1,086,050	876,338	1,092,479	803,060
Diluted weighted-average common shares outstanding	75,892,825	74,266,962	75,685,544	74,329,141

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options	388,625	1,050,269	390,850	1,468,052

19.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2017 and September 30, 2016, the estimated net liabilities for product and general liability claims totaled $36.2 million and $38.3 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $550.1 million and $503.6 million at June 30, 2017 and September 30, 2016, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $98.3 million and $110.8 million at June 30, 2017 and September 30, 2016, respectively.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$583.1	$—	$583.1	$511.4	$—	$511.4
Telehandlers	202.9	—	202.9	266.6	—	266.6
Other	194.2	—	194.2	174.5	—	174.5
Total access equipment	980.2	—	980.2	952.5	—	952.5

Defense	482.2	0.5	482.7	264.0	0.3	264.3

Fire & emergency	278.9	4.0	282.9	244.2	4.3	248.5

Commercial
Concrete placement	158.5	—	158.5	164.6	—	164.6
Refuse collection	107.8	—	107.8	96.5	—	96.5
Other	27.3	1.6	28.9	25.7	1.1	26.8
Total commercial	293.6	1.6	295.2	286.8	1.1	287.9
Corporate and intersegment eliminations	2.0	(6.1)	(4.1)	—	(5.7)	(5.7)
Consolidated	$2,036.9	$—	$2,036.9	$1,747.5	$—	$1,747.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30,
	2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,186.2	$—	$1,186.2	$1,128.5	$—	$1,128.5
Telehandlers	457.8	—	457.8	593.1	—	593.1
Other	548.6	—	548.6	515.0	—	515.0
Total access equipment	2,192.6	—	2,192.6	2,236.6	—	2,236.6

Defense	1,222.1	1.2	1,223.3	877.7	1.6	879.3

Fire & emergency	741.5	11.4	752.9	686.8	9.6	696.4

Commercial
Concrete placement	355.6	—	355.6	348.2	—	348.2
Refuse collection	279.1	—	279.1	295.0	—	295.0
Other	71.1	4.6	75.7	79.5	2.2	81.7
Total commercial	705.8	4.6	710.4	722.7	2.2	724.9
Corporate and intersegment eliminations	4.6	(17.2)	(12.6)	—	(13.4)	(13.4)
Consolidated	$4,866.6	$—	$4,866.6	$4,523.8	$—	$4,523.8

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss):
Access equipment	$130.2	$122.1	$196.7	$218.2
Defense	62.4	19.1	134.9	70.1
Fire & emergency	30.8	19.7	69.6	44.7
Commercial	21.6	23.8	32.2	49.9
Corporate	(33.1)	(37.9)	(104.9)	(114.4)
Intersegment eliminations	—	—	—	—
Consolidated	211.9	146.8	328.5	268.5
Interest expense, net of interest income	(13.9)	(15.3)	(41.9)	(44.5)
Miscellaneous other income (expense)	0.6	0.8	3.1	(0.2)
Income before income taxes and equity in earnings of unconsolidated affiliates	$198.6	$132.3	$289.7	$223.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	September 30,
	2017	2016
Identifiable assets:
Access equipment:
U.S.	$2,032.7	$1,856.0
Europe	520.7	521.5
Rest of the World	238.6	193.7
Total access equipment	2,792.0	2,571.2
Defense:
U.S.	698.1	522.2
Rest of the World	3.6	3.0
Total defense	701.7	525.2
Fire & emergency - U.S.	559.2	522.7
Commercial:
U.S.	395.2	358.4
Rest of the World	42.4	33.4
Total commercial	437.6	391.8
Corporate:
U.S. (a)	497.6	408.3
Rest of the World (b)	104.5	94.6
Total corporate	602.1	502.9
Consolidated	$5,092.6	$4,513.8
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2017	2016
Net sales:
United States	$3,714.9	$3,492.5
Other North America	137.8	177.8
Europe, Africa and Middle East	742.9	558.2
Rest of the World	271.0	295.3
Consolidated	$4,866.6	$4,523.8

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,727.9	$358.4	$(49.4)	$2,036.9
Cost of sales	0.3	1,433.6	265.3	(49.2)	1,650.0
Gross income (loss)	(0.3)	294.3	93.1	(0.2)	386.9
Selling, general and administrative expenses	31.1	114.2	18.6	—	163.9
Amortization of purchased intangibles	—	9.6	1.5	—	11.1
Operating income (loss)	(31.4)	170.5	73.0	(0.2)	211.9
Interest expense	(14.2)	(13.8)	(0.5)	13.2	(15.3)
Interest income	0.9	4.5	9.2	(13.2)	1.4
Miscellaneous, net	20.2	(25.8)	6.2	—	0.6
Income (loss) before income taxes	(24.5)	135.4	87.9	(0.2)	198.6
Provision for (benefit from) income taxes	(9.1)	47.0	32.3	(0.1)	70.1
Income (loss) before equity in earnings of affiliates	(15.4)	88.4	55.6	(0.1)	128.5
Equity in earnings of consolidated subsidiaries	144.0	37.1	34.6	(215.7)	—
Equity in earnings of unconsolidated affiliates	—	—	0.1	—	0.1
Net income	128.6	125.5	90.3	(215.8)	128.6
Other comprehensive income (loss), net of tax	27.6	0.8	26.2	(27.0)	27.6
Comprehensive income	$156.2	$126.3	$116.5	$(242.8)	$156.2

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,471.5	$312.4	$(36.4)	$1,747.5
Cost of sales	0.8	1,207.2	261.1	(36.2)	1,432.9
Gross income (loss)	(0.8)	264.3	51.3	(0.2)	314.6
Selling, general and administrative expenses	30.2	105.6	18.9	—	154.7
Amortization of purchased intangibles	—	9.6	3.5	—	13.1
Operating income (loss)	(31.0)	149.1	28.9	(0.2)	146.8
Interest expense	(68.9)	(16.4)	(0.6)	70.1	(15.8)
Interest income	0.4	21.9	48.3	(70.1)	0.5
Miscellaneous, net	14.8	(42.4)	28.4	—	0.8
Income (loss) before income taxes	(84.7)	112.2	105.0	(0.2)	132.3
Provision for (benefit from) income taxes	(41.5)	44.1	45.8	—	48.4
Income (loss) before equity in earnings of affiliates	(43.2)	68.1	59.2	(0.2)	83.9
Equity in earnings of consolidated subsidiaries	127.4	21.1	49.7	(198.2)	—
Equity in earnings of unconsolidated affiliates	—	—	0.3	—	0.3
Net income	84.2	89.2	109.2	(198.4)	84.2
Other comprehensive income (loss), net of tax	(12.1)	(0.4)	(11.9)	12.3	(12.1)
Comprehensive income	$72.1	$88.8	$97.3	$(186.1)	$72.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,155.8	$846.4	$(135.6)	$4,866.6
Cost of sales	(0.7)	3,441.0	713.7	(135.3)	4,018.7
Gross income	0.7	714.8	132.7	(0.3)	847.9
Selling, general and administrative expenses	98.3	309.6	76.8	—	484.7
Amortization of purchased intangibles	—	28.8	5.9	—	34.7
Operating income (loss)	(97.6)	376.4	50.0	(0.3)	328.5
Interest expense	(41.4)	(41.1)	(1.5)	38.9	(45.1)
Interest income	2.2	12.8	27.1	(38.9)	3.2
Miscellaneous, net	67.0	(132.7)	68.8	—	3.1
Income (loss) before income taxes	(69.8)	215.4	144.4	(0.3)	289.7
Provision for (benefit from) income taxes	(23.5)	72.4	50.1	(0.1)	98.9
Income (loss) before equity in earnings of affiliates	(46.3)	143.0	94.3	(0.2)	190.8
Equity in earnings of consolidated subsidiaries	238.4	60.7	31.9	(331.0)	—
Equity in earnings of unconsolidated affiliates	—	—	1.3	—	1.3
Net income	192.1	203.7	127.5	(331.2)	192.1
Other comprehensive income (loss), net of tax	9.5	1.4	6.4	(7.8)	9.5
Comprehensive income	$201.6	$205.1	$133.9	$(339.0)	$201.6

Condensed Consolidating Statement of Income and Comprehensive Income
For the Nine Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,812.3	$802.2	$(90.7)	$4,523.8
Cost of sales	1.5	3,177.2	679.0	(90.6)	3,767.1
Gross income (loss)	(1.5)	635.1	123.2	(0.1)	756.7
Selling, general and administrative expenses	88.8	291.8	68.1	—	448.7
Amortization of purchased intangibles	—	29.1	10.4	—	39.5
Operating income (loss)	(90.3)	314.2	44.7	(0.1)	268.5
Interest expense	(198.9)	(47.3)	(1.7)	201.9	(46.0)
Interest income	1.3	61.2	140.9	(201.9)	1.5
Miscellaneous, net	43.3	(134.3)	90.8	—	(0.2)
Income (loss) before income taxes	(244.6)	193.8	274.7	(0.1)	223.8
Provision for (benefit from) income taxes	(81.4)	64.5	87.3	—	70.4
Income (loss) before equity in earnings of affiliates	(163.2)	129.3	187.4	(0.1)	153.4
Equity in earnings of consolidated subsidiaries	318.4	75.2	62.9	(456.5)	—
Equity in earnings of unconsolidated affiliates	(0.3)	—	1.8	—	1.5
Net income	154.9	204.5	252.1	(456.6)	154.9
Other comprehensive income (loss), net of tax	(3.5)	(2.6)	(2.0)	4.6	(3.5)
Comprehensive income	$151.4	$201.9	$250.1	$(452.0)	$151.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$319.9	$3.9	$49.4	$—	$373.2
Receivables, net	26.1	890.8	308.0	(42.6)	1,182.3
Inventories, net	—	989.6	421.1	—	1,410.7
Other current assets	32.2	41.9	9.9	—	84.0
Total current assets	378.2	1,926.2	788.4	(42.6)	3,050.2
Investment in and advances to consolidated subsidiaries	2,987.4	1,319.4	(70.3)	(4,236.5)	—
Intercompany receivables	48.0	160.5	1,887.9	(2,096.4)	—
Intangible assets, net	—	918.7	606.6	—	1,525.3
Other long-term assets	66.3	230.8	220.0	—	517.1
Total assets	$3,479.9	$4,555.6	$3,432.6	$(6,375.5)	$5,092.6

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13.0	$547.8	$168.4	$(42.3)	$686.9
Customer advances	—	554.8	4.6	—	559.4
Other current liabilities	137.0	273.8	116.3	(0.3)	526.8
Total current liabilities	150.0	1,376.4	289.3	(42.6)	1,773.1
Long-term debt, less current maturities	812.5	—	—	—	812.5
Intercompany payables	267.9	1,780.5	48.0	(2,096.4)	—
Other long-term liabilities	70.4	132.4	125.1	—	327.9
Total shareholders' equity	2,179.1	1,266.3	2,970.2	(4,236.5)	2,179.1
Total liabilities and shareholders' equity	$3,479.9	$4,555.6	$3,432.6	$(6,375.5)	$5,092.6

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$38.6	$31.1	$54.2	$—	$123.9

Investing activities:
Additions to property, plant and equipment	(2.4)	(32.1)	(10.7)	—	(45.2)
Additions to equipment held for rental	—	—	(26.3)	—	(26.3)
Proceeds from sale of equipment held for rental	—	—	42.3	—	42.3
Intercompany investing	—	559.5	(38.7)	(520.8)	—
Other investing activities	(1.4)	—	—	—	(1.4)
Net cash provided (used) by investing activities	(3.8)	527.4	(33.4)	(520.8)	(30.6)

Financing activities:
Repayments of debt (original maturities greater than three months)	(20.0)	—	—	—	(20.0)
Net increase in short-term debt	—	—	3.0	—	3.0
Repurchases of Common Stock	(3.0)	—	—	—	(3.0)
Dividends paid	(47.1)	—	—	—	(47.1)
Proceeds from exercise of stock options	34.2	—	—	—	34.2
Intercompany financing	35.6	(556.4)	—	520.8	—
Net cash provided (used) by financing activities	(0.3)	(556.4)	3.0	520.8	(32.9)

Effect of exchange rate changes on cash	—	0.1	(9.2)	—	(9.1)
Increase in cash and cash equivalents	34.5	2.2	14.6	—	51.3
Cash and cash equivalents at beginning of period	285.4	1.7	34.8	—	321.9
Cash and cash equivalents at end of period	$319.9	$3.9	$49.4	$—	$373.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(124.6)	$85.0	$203.1	$—	$163.5

Investing activities:
Additions to property, plant and equipment	(19.2)	(21.8)	(21.3)	—	(62.3)
Additions to equipment held for rental	—	—	(30.9)	—	(30.9)
Proceeds from sale of equipment held for rental	—	0.6	33.1	—	33.7
Intercompany investing	(0.7)	(47.4)	(181.4)	229.5	—
Other investing activities	(1.5)	—	—	—	(1.5)
Net cash used by investing activities	(21.4)	(68.6)	(200.5)	229.5	(61.0)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	320.0	—	3.5	—	323.5
Repayments of debt (original maturities greater than three months)	(275.0)	—	(3.5)	—	(278.5)
Net decrease in short-term debt	(16.5)	—	—	—	(16.5)
Repurchases of Common Stock	(101.7)	—	—	—	(101.7)
Dividends paid	(41.9)	—	—	—	(41.9)
Proceeds from exercise of stock options	8.8	—	—	—	8.8
Excess tax benefit from stock-based compensation	1.3	—	—	—	1.3
Intercompany financing	248.3	(19.5)	0.7	(229.5)	—
Net cash provided (used) by financing activities	143.3	(19.5)	0.7	(229.5)	(105.0)

Effect of exchange rate changes on cash	—	0.2	4.9	—	5.1
Increase (decrease) in cash and cash equivalents	(2.7)	(2.9)	8.2	—	2.6
Cash and cash equivalents at beginning of period	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of period	$12.1	$3.4	$30.0	$—	$45.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; higher material costs resulting from production variability due to uncertainty of timing of funding or payments from international defense customers; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicle (FMTV) production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; global economic uncertainty, which could lead to impairment charges related to many of the Company’s intangible assets and/or a slower recovery in the Company’s cyclical businesses than Company or equity market expectations; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to a data security breach; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on August 2, 2017 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.69 in the third quarter of fiscal 2017 compared to $1.13 in the third quarter of fiscal 2016. Third quarter fiscal 2017 results included $10.6 million, or $0.15 per share, of restructuring-related costs recorded in the access equipment segment as part of a restructuring plan announced in January 2017. The Company's strong results for the third quarter of fiscal 2017 were driven by higher sales in all four segments and solid execution of the Company's MOVE strategy. Macroeconomic factors that support the markets the Company participates in have held up, or improved, since the Company communicated its outlook and strategies at an Analyst Day in September 2016, including construction markets in the U.S. This has translated into strong order rates and higher backlogs at the end of the third quarter in each of the Company's non-defense segments as compared to the prior year quarter. Rental equipment markets in North America remained healthy as evidenced by strong utilization rates, improved used equipment values and commentary from leading rental equipment companies regarding positive trends for rental rates, leading to demand for access equipment that was higher than the Company anticipated. The defense segment successfully ramped up sales from the first half of the year. Based on current backlog for fiscal 2018 of $1.2 billion, a $195 million Joint Light Tactical Vehicle (JLTV) order received in July 2017, expected orders in the fourth quarter of fiscal 2017 and normal annual aftermarket volume, the Company expects to have line of sight to $1.7 billion of defense segment sales for fiscal 2018 by September 30, 2017 and believes there are other opportunities to add to this amount in fiscal 2018. The fire & emergency segment continued to deliver improved results in the third quarter as it works toward its objective of reaching annual double digit operating income margins. Finally, the commercial segment reported improved results in the third quarter compared to the first half of the year, but there is still substantial work to be done to achieve the results that the Company expects from this segment.

Consolidated net sales increased $289.4 million, or 16.6%, to $2.04 billion in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. All segments reported higher sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The primary driver of the increase in sales was a $218.4 million sales increase in the defense segment, led by increases in sales of Mine Resistant Ambush Protected - All Terrain Vehicle (M-ATV) and JLTV.

Consolidated operating income increased 44.3% to $211.9 million, or 10.4% of sales, in the third quarter of fiscal 2017 compared to $146.8 million, or 8.4% of sales, in the third quarter of fiscal 2016. Third quarter fiscal 2017 results included $10.6 million of restructuring-related costs recorded in the access equipment segment as part of the restructuring plan announced in January 2017. The improvement in operating income in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 was primarily the result of higher gross margin associated with higher sales volumes, improved pricing in the fire & emergency segment and improved product mix.

In January 2017, as part of simplification activities in support of the Company’s MOVE strategy, the Company announced its intention to rationalize operations in the access equipment segment. These plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. In total, the Company expects these actions will result in ongoing savings of about $20 million to $25 million per year. The Company expects to realize $15 million to $20 million of benefits in fiscal 2018 before achieving full run rate savings in fiscal 2019. The Company expects the pre-tax cost of implementing these actions will be approximately $45 million to $50 million, including approximately $10 million of non-cash charges. The Company expects to incur approximately $41 million of the cost of implementing these actions in fiscal 2017, of which it recognized $27.8 million in the second and third quarters of fiscal 2017.

As a result of its strong performance and positive outlook for the remainder of fiscal 2017, the Company increased its fiscal 2017 earnings per share estimate range from $2.70 to $3.00 to a range of $3.33 to $3.43 on estimated operating income of $439 million to $449 million. Excluding expected access equipment segment restructuring-related charges, the Company also increased its fiscal 2017 adjusted earnings per share estimate range from $3.20 to $3.50 to a range of $3.80 to $3.90 on estimated adjusted operating income of $480 million to $490 million. The Company now expects full year fiscal 2017 sales to be approximately $6.75 billion, compared to the Company's previous expectation of $6.6 billion to $6.7 billion.

The Company now expects access equipment segment fiscal 2017 sales to be approximately $2.95 billion, compared to the Company's previous expectation of $2.8 billion. The improvement in expected sales from previous expectations is driven by improved rental industry market conditions, which have translated into solid demand for access equipment. The revised sales estimate for fiscal 2017 represents an estimated 2% decline from fiscal 2016 sales. The Company is also increasing its fiscal 2017 operating income margin outlook range for the access equipment segment from 7.20% to 7.45% to a range of 8.35% to 8.60%, reflecting both the benefit of improved absorption on the expected higher volume and an expected more favorable product mix. Likewise, the Company also increased its adjusted operating income margin outlook range for this segment from 8.75% to 9.00% to a range of 9.75% to 10.00%.

The Company now expects defense segment fiscal 2017 sales to be approximately $1.825 billion, down slightly from the Company's previous expectations of $1.85 billion as a result of the timing of aftermarket sales. The Company is increasing its fiscal 2017 operating income margin estimate for the defense segment from approximately 10.00% to a range of 11.00% to 11.20%. The increased margin estimate range is a result of the strong operational execution shown by the defense segment in the third quarter of fiscal 2017 as it ramped up sales from the first half of the fiscal year and an expectation that the solid execution will continue through the fourth quarter of fiscal 2017.

The Company now expects fire & emergency segment fiscal 2017 sales to be approximately $1.025 billion, compared to the Company's previous expectation of $1.0 billion. The Company is also increasing its fiscal 2017 operating income margin outlook for the fire & emergency segment from approximately 8.5% to approximately 9.7%. The higher margin expectation is the result of continued benefits realized from execution of simplification initiatives and the benefit of improved absorption on the expected higher volume.

The Company now expects commercial segment fiscal 2017 sales to be approximately $950 million, compared to the Company's previous expectation of $975 million. The Company is also lowering its fiscal 2017 operating income margin outlook for the commercial segment from a range of 5.0% to 5.5% to a range of 4.5% to 5.0%, reflecting the continued operational challenges that the commercial segment is working through. After a weak first half of fiscal 2017, the commercial segment needed to execute at a high level in the second half of the fiscal year to achieve the previous estimates. While the commercial segment made progress in the third quarter, the Company now believes it is going to fall short of previous sales and operating income expectations.

The Company is now estimating that fiscal 2017 corporate expenses will be approximately $150 million, compared to the previous expectation of $145 million, reflecting higher incentive compensation expense as a result of the higher estimated fiscal 2017 consolidated results. The Company now expects its effective tax rate to be approximately 34.5%, down from the Company's previous expected effective tax rate range of 35.4% to 35.9%. Excluding the tax impact of the expected access equipment segment restructuring-related charges, the adjusted effective tax rate estimate is now expected to be approximately 32.5%, at the low end of the previous adjusted effective tax rate range of 32.5% to 33.0%. The Company continues to expect its estimated share count to be approximately 76 million shares.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2017	2016	2017	2016
Net sales:
Access equipment	$980.2	$952.5	$2,192.6	$2,236.6
Defense	482.7	264.3	1,223.3	879.3
Fire & emergency	282.9	248.5	752.9	696.4
Commercial	295.2	287.9	710.4	724.9
Intersegment eliminations and other	(4.1)	(5.7)	(12.6)	(13.4)
	$2,036.9	$1,747.5	$4,866.6	$4,523.8

Third Quarter Fiscal 2017 Compared to 2016

Consolidated net sales increased $289.4 million, or 16.6%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. All segments reported an increase in sales, led by an 82.6% increase in sales in the defense segment.

Access equipment segment net sales increased $27.7 million, or 2.9%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in sales was primarily due to higher aerial work platform unit sales volumes (up $76 million), offset in part by lower telehandler unit sales volumes (down $66 million).

Defense segment net sales increased $218.4 million, or 82.6%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in sales was primarily due to international M-ATV sales and the ramp-up of sales to the U.S. government under the JLTV program, offset in part by lower sales to the U.S. government under the FMTV program.

Fire & emergency segment net sales increased $34.4 million, or 13.8%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in sales was primarily due to higher domestic fire apparatus deliveries as a result of increased production rates (up $15 million), the timing of international fire apparatus deliveries (up $10 million) and improved pricing (up $9 million).

Commercial segment net sales increased $7.3 million, or 2.5%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in sales was primarily due to higher refuse collection vehicle unit volume.

First Nine Months of Fiscal 2017 Compared to 2016

Consolidated net sales increased $342.8 million, or 7.6%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. An increase in sales in the defense and fire & emergency segments was offset in part by lower sales in the access equipment and commercial segments.

Access equipment segment net sales decreased $44.0 million, or 2.0%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The decline in sales was primarily due to lower telehandler unit sales volumes (down $139 million), offset in part by higher aerial work platform unit sales volumes (up $64 million).

Defense segment net sales increased $344.0 million, or 39.1%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The increase in sales was primarily due to the ramp-up of sales under the JLTV program, higher international sales of M-ATVs and higher sales of Family of Heavy Tactical Vehicles (FHTV) to the U.S. government, offset in part by lower sales to the U.S. government under the FMTV program. During the first nine months of fiscal 2016, production of FHTVs was ramping back up after a break in production experienced in fiscal 2015.

Fire & emergency segment net sales increased $56.5 million, or 8.1%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The increase in sales was primarily due to improved pricing (up $22 million), the timing of fire apparatus deliveries as a result of increased production rates (up $17 million) and the sale of higher content units (up $13 million).

Commercial segment net sales decreased $14.5 million, or 2.0%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The decrease in sales was primarily due to lower refuse collection vehicle unit volume (down $50 million), offset in part by sales of higher content units (up $28 million) and higher concrete mixer unit volume (up $13 million).

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2017	2016	2017	2016
Cost of sales:
Access equipment	$777.4	$756.1	$1,781.6	$1,807.5
Defense	396.8	226.9	1,020.2	751.6
Fire & emergency	231.9	209.8	626.4	599.0
Commercial	248.3	240.7	603.8	604.3
Intersegment eliminations and other	(4.4)	(0.6)	(13.3)	4.7
	$1,650.0	$1,432.9	$4,018.7	$3,767.1

Third Quarter Fiscal 2017 Compared to 2016

Consolidated cost of sales was $1.65 billion, or 81.0% of sales, in the third quarter of fiscal 2017 compared to $1.43 billion, or 82.0% of sales, in the third quarter of fiscal 2016. The 100 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was largely due to relatively flat new product development spending on higher sales (50 basis points), improved operating results related to a corporate-led manufacturing facility, which incurred higher start-up costs during the third quarter of fiscal 2016 (30 basis points) and improved price realization (30 basis points), offset in part by restructuring-related charges incurred in the access equipment segment (50 basis points).

Access equipment segment cost of sales was $777.4 million, or 79.3% of sales, in the third quarter of fiscal 2017 compared to $756.1 million, or 79.4% of sales, in the third quarter of fiscal 2016. The 10 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was largely due to more efficient material usage (70 basis points) and improved product mix (60 basis points), offset in part by restructuring-related costs (110 basis points).

Defense segment cost of sales was $396.8 million, or 82.2% of sales, in the third quarter of fiscal 2017 compared to $226.9 million, or 85.9% of sales, in the third quarter of fiscal 2016. The 370 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily attributable to lower new product development spending on higher sales (300 basis points) and favorable contract performance (90 basis points).

Fire & emergency segment cost of sales was $231.9 million, or 82.0% of sales, in the third quarter of fiscal 2017 compared to $209.8 million, or 84.4% of sales, in the third quarter of fiscal 2016. The 240 basis point decrease in cost of sales as a percentage of sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily attributable to improved pricing.

Commercial segment cost of sales was $248.3 million, or 84.1% of sales, in the third quarter of fiscal 2017 compared to $240.7 million, or 83.6% of sales, in the third quarter of fiscal 2016. The 50 basis point increase in cost of sales as a percentage of sales in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was largely due to operational inefficiencies associated with changes in production volumes.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers, net of start-up costs of a corporate-led manufacturing facility not allocated to segments.

First Nine Months of Fiscal 2017 Compared to 2016

Consolidated cost of sales was $4.02 billion, or 82.6% of sales, in the first nine months of fiscal 2017 compared to $3.77 billion, or 83.3% of sales, in the first nine months of fiscal 2016. The 70 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was largely due to improved operating results related to a corporate-led manufacturing facility, which incurred higher start-up costs during the third quarter of fiscal 2016 (40 basis points), relatively flat new product development spending on higher sales (40 basis points) and more efficient material usage (30 basis points), offset in part by restructuring-related costs incurred in the access equipment segment (60 basis points).

Access equipment segment cost of sales was $1.78 billion, or 81.3% of sales, in the first nine months of fiscal 2017 compared to $1.81 billion, or 80.8% of sales, in the first nine months of fiscal 2016. The 50 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was largely due to restructuring-related costs (130 basis points) and a more competitive pricing environment (60 basis points), offset in part by favorable product mix (70 basis points) and more efficient material usage (60 basis points).

Defense segment cost of sales was $1.02 billion, or 83.4% of sales, in the first nine months of fiscal 2017 compared to $751.6 million, or 85.5% of sales, in the first nine months of fiscal 2016. The 210 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily attributable to relatively flat new product development spending on higher sales (100 basis points) and improved absorption as a result of increased production (90 basis points).

Fire & emergency segment cost of sales was $626.4 million, or 83.2% of sales, in the first nine months of fiscal 2017 compared to $599.0 million, or 86.0% of sales, in the first nine months of fiscal 2016. The 280 basis point decrease in cost of sales as a percentage of sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was largely due to improved pricing.

Commercial segment cost of sales was $603.8 million, or 85.0% of sales, in the first nine months of fiscal 2017 compared to $604.3 million, or 83.4% of sales, in the first nine months of fiscal 2016. The 160 basis point increase in cost of sales as a percentage of sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was largely due to operational inefficiencies associated with changes in production volumes (100 basis points) and adverse product mix (40 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as shared manufacturing start-up costs not allocated to segments.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2017	2016	2017	2016
Operating income (loss):
Access equipment	$130.2	$122.1	$196.7	$218.2
Defense	62.4	19.1	134.9	70.1
Fire & emergency	30.8	19.7	69.6	44.7
Commercial	21.6	23.8	32.2	49.9
Corporate	(33.1)	(37.9)	(104.9)	(114.4)
Intersegment eliminations	—	—	—	—
	$211.9	$146.8	$328.5	$268.5

Third Quarter Fiscal 2017 Compared to 2016

Consolidated operating income increased 44.3% to $211.9 million, or 10.4% of sales, in the third quarter of fiscal 2017 compared to $146.8 million, or 8.4% of sales, in the third quarter of fiscal 2016. The increase in operating income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily the result of higher gross margin associated with higher sales volumes, improved pricing in the fire & emergency segment and improved product mix, offset in part by restructuring-related charges in the access equipment segment of $10.6 million.

Access equipment segment operating income increased 6.6% to $130.2 million, or 13.3% of sales, in the third quarter of fiscal 2017 compared to $122.1 million, or 12.8% of sales, in the third quarter of fiscal 2016. The increase in operating income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily the result of higher gross margin associated with higher sales volume (up $6 million), a more favorable product mix (up $6 million), and more efficient material usage (up $6 million), offset in part by restructuring-related charges of $10.6 million.

Defense segment operating income increased 226.7% to $62.4 million, or 12.9% of sales, in the third quarter of fiscal 2017 compared to $19.1 million, or 7.2% of sales, in the third quarter of fiscal 2016. The increase in operating income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was largely due to the impact of higher gross margin associated with higher sales volume (up $47 million) and lower new product development spending (down $5 million), offset in part by higher selling, general and administrative costs (up $5 million), primarily related to incentive compensation on the higher earnings.

Fire & emergency segment operating income increased 56.3% to $30.8 million, or 10.9% of sales, in the third quarter of fiscal 2017 compared to $19.7 million, or 7.9% of sales, in the third quarter of fiscal 2016. The increase in operating income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily a result of improved pricing (up $9 million) and higher gross margin associated with higher sales volume.

Commercial segment operating income decreased 9.2% to $21.6 million, or 7.3% of sales, in the third quarter of fiscal 2017 compared to $23.8 million, or 8.3% of sales, in the third quarter of fiscal 2016. The decrease in operating income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily a result of operational inefficiencies associated with changes in production volumes.

Corporate operating costs decreased $4.8 million to $33.1 million in the third quarter of fiscal 2017 compared to $37.9 million in the third quarter of fiscal 2016. The decrease in corporate operating costs in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to improved operating results related to a corporate-led manufacturing facility, which incurred higher start-up costs during the third quarter of fiscal 2016.

Consolidated selling, general and administrative expenses increased 5.9% to $163.9 million, or 8.0% of sales, in the third quarter of fiscal 2017 compared to $154.7 million, or 8.9% of sales, in the third quarter of fiscal 2016. The increase in consolidated selling, general and administrative expenses in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was generally a result of higher incentive compensation expense and higher trade show costs.

First Nine Months of Fiscal 2017 Compared to 2016

Consolidated operating income increased 22.3% to $328.5 million, or 6.8% of sales, in the first nine months of fiscal 2017 compared to $268.5 million, or 5.9% of sales, in the first nine months of fiscal 2016. The increase in operating income in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was driven by higher gross margin associated with higher sales, improved performance in the fire & emergency, defense and access equipment segments and lower start-up costs of a corporate-led manufacturing facility, offset in part by $27.8 million of restructuring-related charges in the access equipment segment and lower performance in the commercial segment.

Access equipment segment operating income decreased 9.9% to $196.7 million, or 9.0% of sales, in the first nine months of fiscal 2017 compared to $218.2 million, or 9.8% of sales, in the first nine months of fiscal 2016. The decline in operating income in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily the result of restructuring-related charges of $27.8 million.

Defense segment operating income increased 92.4% to $134.9 million, or 11.0% of sales, in the first nine months of fiscal 2017 compared to $70.1 million, or 8.0% of sales, in the first nine months of fiscal 2016. The increase in operating income in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily the result of higher gross margin associated with higher sales volume (up $72 million), offset in part by higher selling, general and administrative costs (up $11 million), primarily related to incentive compensation on the higher earnings.

Fire & emergency segment operating income increased 55.7% to $69.6 million, or 9.2% of sales, in the first nine months of fiscal 2017 compared to $44.7 million, or 6.4% of sales, in the first nine months of fiscal 2016. The increase in operating income in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily the result of improved pricing.

Commercial segment operating income decreased 35.5% to $32.2 million, or 4.5% of sales, in the first nine months of fiscal 2017 compared to $49.9 million, or 6.9% of sales, in the first nine months of fiscal 2016. The decrease in operating income in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily a result of lower gross margin associated with lower sales volume (down $12 million) and operational inefficiencies associated with changes in production volumes (up $7 million). Commercial segment results in the first nine months of fiscal 2017 also included $1.3 million of costs related to an accident at one of its manufacturing facilities.

Corporate operating costs decreased $9.5 million to $104.9 million in the first nine months of fiscal 2017 compared to $114.4 million in the first nine months of fiscal 2016. The decrease in corporate operating costs in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to improved operating results related to a corporate-led manufacturing facility which incurred higher start-up costs during the first nine months of fiscal 2016, offset in part by higher incentive compensation expense (up $6 million) in the first nine months of fiscal 2017.

Consolidated selling, general and administrative expenses increased 8.0% to $484.7 million, or 10.0% of sales, in the first nine months of fiscal 2017 compared to $448.7 million, or 9.9% of sales, in the first nine months of fiscal 2016. The increase in consolidated selling, general and administrative expenses in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was generally a result of higher incentive compensation expense, increased salaries and higher trade show costs.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2017 Compared to 2016

Interest expense net of interest income decreased $1.4 million to $13.9 million in the third quarter of fiscal 2017 compared to $15.3 million in the third quarter of fiscal 2016.

Other miscellaneous income of $0.6 million in the third quarter of fiscal 2017 and $0.8 million in the third quarter of fiscal 2016 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $70.1 million in the third quarter of fiscal 2017, or 35.3% of pre-tax income, compared to $48.4 million, or 36.6% of pre-tax income, in the third quarter of fiscal 2016. Results for the third quarter of fiscal 2017 were favorably impacted by discrete tax benefits of $3.9 million, primarily as a result of a $2.1 million tax benefit due to a provision-to-return adjustment on the Company's 2016 federal income tax return (110 basis points) and a $1.4 million tax benefit related to state tax matters (70 basis points). Results for the third quarter of fiscal 2016 were adversely impacted by a year-to-date adjustment to increase tax expense as a result of a higher estimated mix of domestic income versus lower-tax rate foreign income.

Equity in earnings of unconsolidated affiliates of $0.1 million in the third quarter of fiscal 2017 and $0.3 million in the third quarter of fiscal 2016 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2017 Compared to 2016

Interest expense net of interest income decreased $2.6 million to $41.9 million in the first nine months of fiscal 2017 compared to $44.5 million in the first nine months of fiscal 2016.

Other miscellaneous income of $3.1 million in the first nine months of fiscal 2017 and other miscellaneous expense of $0.2 million in the first nine months of fiscal 2016 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $98.9 million in the first nine months of fiscal 2017, or 34.1% of pre-tax income, compared to $70.4 million, or 31.5% of pre-tax income, in the first nine months of fiscal 2016. Results for the first nine months of fiscal 2017 were favorably impacted by discrete tax benefits of $8.7 million largely due to net tax benefits related to the release of valuation allowances on a federal capital loss and state net operating losses (110 basis points), tax benefits from stock-based compensation (80 basis points), benefits due to a provision-to-return adjustment on the Company's 2016 federal income tax return (70 basis points) and a $1.4 million tax benefit related to state tax matters (50 basis points). Results for the first nine months of fiscal 2016 were favorably impacted by discrete tax benefits, including a $3.5 million benefit due to a provision-to-return adjustment on the Company's 2015 federal income tax return (160 basis points) and a $2.4 million benefit for the retroactive reinstatement of the U.S. research and development tax credit (110 basis points).

Equity in earnings of unconsolidated affiliates of $1.3 million in the first nine months of fiscal 2017 and $1.5 million in the first nine months of fiscal 2016 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other resources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At June 30, 2017, the Company had cash and cash equivalents of $373.2 million. In addition to cash and cash equivalents, the Company had $751.7 million of unused available capacity under the Revolving Credit Facility as of June 30, 2017. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, dividends and share repurchases. As of June 30, 2017, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization approved by the Company's Board of Directors in August 2015. The Company does not expect to repurchase any shares of Common Stock under this authorization during the remainder of fiscal 2017. In addition, the Company expects to meet its fiscal 2017 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

Financial Condition at June 30, 2017

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2017	2016
Cash and cash equivalents	$373.2	$321.9
Total debt	830.5	846.2
Total shareholders’ equity	2,179.1	1,976.5
Total capitalization (debt plus equity)	3,009.6	2,822.7
Debt to total capitalization	27.6%	30.0%

The Company's ratio of debt to total capitalization of 27.6% at June 30, 2017 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) were 49 days at both September 30, 2016 and June 30, 2017. Days sales outstanding for segments other than the defense segment increased slightly from 51 days at September 30, 2016 to 52 days at June 30, 2017. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased slightly from 4.1 times at September 30, 2016 to 4.2 times at June 30, 2017.

Cash Flows

Operating Cash Flows

Operating activities generated $123.9 million of cash in the first nine months of fiscal 2017 compared to $163.5 million in the first nine months of fiscal 2016. The decline in operating cash flow from the first nine months of fiscal 2016 compared to the first nine months of fiscal 2017 was primarily the result of increases in inventories in the access equipment and defense segments. The increases in inventory were generally a result of the seasonal build of inventory in the access equipment segment and the build of inventory in the defense segment in anticipation of M-ATV deliveries under the international contract award received in the second quarter of fiscal 2016.

Investing Cash Flows

Investing activities used cash of $30.6 million in the first nine months of fiscal 2017 compared to $61.0 million in the first nine months of fiscal 2016. Capital spending, excluding equipment held for rental, of $45.2 million in the first nine months of fiscal 2017 reflected a decrease of $17.1 million compared to capital spending in the first nine months of fiscal 2016. In fiscal 2017, the Company expects capital spending to be approximately $90 million.

Financing Cash Flows

Financing activities used cash of $32.9 million in the first nine months of fiscal 2017 compared to $105.0 million in the first nine months of fiscal 2016. In the first nine months of fiscal 2016, the Company repurchased shares of its Common Stock at an aggregate cost of $100.1 million under the repurchase authorization approved by the Company's Board of Directors. The Company does not expect to repurchase any shares of Common Stock under this authorization during fiscal 2017. In addition, the Company also received $34.2 million of cash from the exercise of stock options during the first nine months of fiscal 2017 as compared to only $8.8 million in the first nine months of fiscal 2016.

Liquidity

Senior Secured Credit Agreement

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Revolving Credit Facility was increased to an aggregate maximum amount of $850 million. The Company prepaid all fiscal 2017 mandatory payments on its term loan during the first quarter of fiscal 2017. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

With certain exceptions, the Company may elect to have the collateral pledged in connection with the Credit Agreement released during any period that the Company maintains an investment grade corporate family rating from either S&P Global Ratings or Moody’s Investor Service. During any such period when the collateral has been released, the Company’s leverage ratio as of the last day of any fiscal quarter must not be greater than 3.75 to 1.0, and the Company would not be subject to any additional requirement to limit its senior secured leverage ratio.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2017 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of June 30, 2017.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first nine months of fiscal 2017. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2017 decreased 1.8% to $3.66 billion compared to $3.72 billion at June 30, 2016 as a result of a decrease in defense segment backlog. All non-defense segments reported an increase in backlog at June 30, 2017 as compared to June 30, 2016. Access equipment segment backlog increased 39.6% to $523.0 million at June 30, 2017 compared to $374.6 million at June 30, 2016 primarily due to improved market conditions in North America. Defense segment backlog decreased 16.8% to $1.90 billion at June 30, 2017 compared to $2.29 billion at June 30, 2016 primarily due to performance on the large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 4.8% to $894.1 million at June 30, 2017 compared to $852.8 million at June 30, 2016. The fire & emergency segment experienced strong orders in the second quarter of fiscal 2017 driven by the timing of the annual price increase implemented in the quarter. Commercial segment backlog increased 61.6% to $333.5 million at June 30, 2017 compared to $206.3 million at June 30, 2016. Unit backlog for concrete mixers and refuse collection vehicles as of June 30, 2017 was up 63.6% and 49.9%, respectively, compared to June 30, 2016. The increase in commercial segment backlog can be attributed to both production inefficiencies that prevented timely sales and strong order patterns. The commercial segment experienced a rebound in orders in the second and third quarters of fiscal 2017 as a result of atypical order patterns that resulted in customers ordering later in the fiscal year.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 56% of the Company’s June 30, 2017 backlog is not expected to be filled in fiscal 2017.

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

The table below presents a reconciliation of the Company's presented non-GAAP measures to the most directly comparable GAAP measures (in millions, except per share amounts):

	Fiscal 2017 Expectations
	Low	High

Adjusted access equipment segment operating income margin (non-GAAP)	9.75%	10.00%
Restructuring-related costs	(1.40)%	(1.40)%
Access equipment segment operating income margin (GAAP)	8.35%	8.60%

Adjusted consolidated operating income (non-GAAP)	$480	$490
Restructuring-related costs	(41)	(41)
Consolidated operating income (GAAP)	$439	$449

Adjusted effective income tax rate (non-GAAP)	32.5%	32.5%
Impact of restructuring-related costs on the effective income tax rate	2.0%	2.0%
Effective income tax rate (GAAP)	34.5%	34.5%

Adjusted earnings per share-diluted (non-GAAP)	$3.80	$3.90
Restructuring-related costs, net of tax	(0.47)	(0.47)
Earnings per share-diluted (GAAP)	$3.33	$3.43

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2016, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Periodically we restructure facilities and operations in an effort to make our business more efficient. During the fourth quarter of fiscal 2016 we announced our plan to outsource aftermarket parts distribution in the access equipment segment to a third party logistics company. In January 2017, we announced plans to close our access equipment manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to our facility in Romania and a reduction in engineering staff supporting European telehandlers, including the closure of our UK-based engineering facility. The announced plans also included the move of North American telehandler production from Ohio to facilities in Pennsylvania. We expect implementation costs for these actions to be between $45 million and $50 million, pre-tax, including approximately $10 million of non-cash charges. We recognized $27.8 million of restructuring-related costs in the second and third quarters of fiscal 2017 and expect to recognize the majority of the remaining costs to implement these actions in the fourth quarter of fiscal 2017. In the future, we may incur additional costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of June 30, 2017, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2017. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the third quarter of fiscal 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

August 2, 2017	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

August 2, 2017	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 2, 2017	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 2, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 2, 2017.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.