Form 10-K
period 2017-09-30
OSHKOSH CORP
filed 2017-11-21
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
At March 31, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $5,130,156,538 (based on the closing price of $68.59 per share on the New York Stock Exchange as of such date).
As of November 14, 2017, 75,170,198 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2017 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense), Pierce Manufacturing Inc. (Pierce), McNeilus Companies, Inc. (McNeilus) and its wholly-owned subsidiaries, Oshkosh Airport Products, LLC (Airport Products), Kewaunee Fabrications, LLC (Kewaunee), Oshkosh Commercial Products, LLC (Oshkosh Commercial), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO), London Machinery Inc. and its wholly-owned subsidiary (London) and Iowa Mold Tooling Co., Inc. (IMT) or any other subsidiaries.
The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “CON-E-CO®,” “London®,” “IMT®,” “Command Zone™,” “TAK-4®,” “PUC™,” “Hercules™,” “Husky™,” “Ascendant™,” “SkyTrak®,” “TerraMax™,” “ProPulse®” and “Power Towers™” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.
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
Cautionary Statement About Forward-Looking Statements
The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2018 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicles (FMTV) production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2018 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 21, 2017. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four wheel drive technology and, after 100 years, off road mobility remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 44%, 27%, 15% and 14%, respectively, of the Company’s consolidated net sales in fiscal 2017. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, utilize common technologies and manufacturing processes and share employees and manufacturing and distribution facilities, which results in the Company being a different integrated global industrial. The Company made approximately 20%, 19% and 15% of its net sales for fiscal 2017, 2016 and 2015, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 22 of the Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customer base includes equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The access equipment segment also includes Jerr-Dan-branded tow trucks (wreckers) and roll-back vehicle carriers (carriers) sold to towing companies in the U.S. and abroad.

The Company's defense segment has manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (HEMTT) contract for the DoD and thereafter developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units. Most recently, Oshkosh Defense solidified its position in the light-payload tactical wheeled vehicle category through the successful effort to capture the DoD's Joint Light Tactical Vehicle (JLTV) program. The Company is currently in the low rate initial production phase of this eight-year $6.7 billion contract awarded in 2015 for approximately 18,000 vehicles and sustaining services.

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

Diversified Product Offering. The Company believes its broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential organic growth and acquisitions. The Company’s product offerings provide extensive opportunities for bundling of products for sale to customers, co-location of manufacturing, leveraging purchasing power and sharing technology within and between segments. For each of its target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to its customers. In addition, the Company has established an extensive domestic and international distribution network for specialty vehicles and vehicle bodies tailored to each market.

Quality Products and Customer Service. The Company has developed strong brand recognition for its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the specialty vehicle and vehicle body markets it serves. The Company frequently achieves premium pricing due to the durability and low life cycle costs for its products. The Company also provides high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution network.

Innovative and Proprietary Components. The Company’s advanced design and engineering capabilities have contributed to the development of innovative and/or proprietary, severe-duty components that enhance vehicle performance, reduce manufacturing costs and strengthen customer relationships. The Company’s advanced design and engineering capabilities have also allowed it to integrate many of these components across various segments and product lines, which enhances its ability to compete for new business and reduces its costs to manufacture its products compared to manufacturers who simply assemble purchased components.

Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger vehicle manufacturers in its specialty vehicle markets due to its product quality, manufacturing flexibility, vertical integration, purchasing power in specialty vehicle components and tailored distribution networks. In addition, the Company believes it has competitive advantages over smaller vehicle and vehicle body manufacturers due to its relatively higher volumes of similar products that permit the use of moving assembly lines and allow it to leverage purchasing power and technology opportunities across product lines.

Strong Management Team. The Company is led by President and Chief Executive Officer Wilson R. Jones who has been employed by the Company since 2005. Mr. Jones is complemented by an experienced senior management team that has been assembled through internal promotions and external hires. The management team has successfully executed a strategic reshaping and expansion of the Company's business, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets and transformed the Company into a different integrated global industrial.

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

The MOVE strategy consists of the following four key initiatives:

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

Optimize Cost and Capital Structure. This initiative focuses on optimizing the Company's cost and capital structure to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs and opportunistically using its expected free cash flow to return capital to shareholders or invest in acquisition opportunities. The Company utilizes a comprehensive lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality and to deliver low product life cycle costs for its customers. Lean is a methodology used to eliminate non-value added work from a process stream. The Company also embraces organizational simplification by focusing on what drives value to customers and objectively allocating time and resources in these areas. As a result of its focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins.

Value Innovation. This initiative focuses on emphasizing the Company's new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. The Company also strives to provide value to its customers by offering best in class aftermarket services and support.

Emerging Market Growth. This initiative focuses on the Company's continued expansion into those specialty vehicle and vehicle body markets globally where it has acquired or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company has sales and service offices in Russia, India, Saudi Arabia, China, South Korea and Japan to pursue various opportunities in each of those countries. In addition, the Company continues to expand its sales and aftermarket footprint in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG manufactures aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also offers a broad range of parts and accessories, including technical support and training, and reconditioning services. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations.

JLG also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges through this segment include various types of rental fleet loans and leases, as well as floor plan and retail financing. Terms of these arrangements vary depending on the type of transaction, but typically range between 36 and 72 months and generally require the customer to be responsible for maintenance of the equipment and to bear the risk of damage to or loss of the equipment.

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

Defense segment. Oshkosh Defense has sold products to the DoD for over 90 years and also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD's changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Light tactical wheeled vehicles and related service and sustainment for the DoD. Oshkosh Defense manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense's proprietary product line of military heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (HET), the Palletized Load System (PLS), and the Logistic Vehicle System Replacement (LVSR). Oshkosh Defense's proprietary medium-payload military tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (MTVR). Oshkosh Defense's proprietary light-payload military tactical wheeled vehicles include the Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV), which was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In June 2009, the DoD awarded Oshkosh Defense a sole source contract for M-ATVs and associated aftermarket parts packages. Since receiving the initial contract award Oshkosh Defense has delivered over 8,700 M-ATVs domestically and over 2,500 M-ATVs internationally.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of FMTVs under the U.S. Army's FMTV Rebuy program. Originally a five-year requirements contract, in fiscal 2015, the DoD extended the FMTV Rebuy program to allow for the delivery of vehicles and trailers through February 2017. In September 2016, the U.S. Army extended the FMTV contract with orders to produce FMTV trucks and trailers through July 2018. In September 2017, the DoD extended pricing for the contract through August 2019, and the DoD subsequently placed an order for over 1,000 FMTVs, extending the Company's FMTV backlog into the fourth quarter of fiscal 2019. Oshkosh Defense has submitted its bid and is actively pursuing a U.S. Army contract for the production of an upgraded fleet of FMTV vehicles after the expiration of the Company's current FMTV contract. A decision on the winner of the FMTV recompete contract is expected in the second quarter of fiscal 2018.

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

In August 2015, the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of approximately 18,000 vehicles and sustaining services. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles, support services and engineering. The Company delivered its first production JLTV vehicles to the U.S. Army in September 2016. The contract remained in the low rate initial production phase during fiscal 2017. A decision on moving to full rate production is expected in fiscal 2019.

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

The Company, through Airport Products, is among the leaders in sales of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport, Baltimore-Washington International Airport, Dallas/Fort Worth International Airport, Tampa International Airport, Philadelphia International Airport, and San Francisco International Airport in the U.S., are served by the Company’s ARFF vehicles. The U.S. Government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world. Internationally, the Company's vehicles serve, among others, Beijing, China and more than thirty other airports in China; Singapore; Toronto and Quebec, Canada; Abu Dhabi, UAE; and Birmingham, Cardiff, Manchester and Liverpool, United Kingdom. The Company has recently delivered ARFF vehicles to multiple airports throughout Kuwait, Southeast Asia, Papua New Guinea, Mexico, Chile, Japan, Bolivia, Australia, Peru and Ghana. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through Airport Products, is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Dallas/Fort Worth International Airport, Hartsfield-Jackson International Airport, Minneapolis-St. Paul International Airport, O’Hare International Airport and Denver International Airport in the U.S. and Beijing, China; Incheon, South Korea; and Toronto and Montreal, Canada internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

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

The Company offers three- to fifteen-year municipal lease financing programs to its fire & emergency segment customers in the U.S. through Oshkosh Equipment Finance, LLC, doing business as Pierce Financial Solutions. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The Company executes the lease financing transactions through a private label arrangement with an independent third-party finance company. The Company typically provides credit support in connection with these financing and leasing arrangements.

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

Access equipment segment. JLG’s products are marketed across six continents through independent rental companies and distributors that purchase JLG products and then rent or sell them and provide service support, as well as through other Company owned sales and service branches. JLG maintains a broad worldwide internal sales force. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among international sales and service offices throughout the world.

The Company markets its Jerr-Dan-branded carriers and wreckers through its extensive network of independent distributors.

Defense segment. Oshkosh Defense sells substantially all of its domestic defense products directly to principal branches of the DoD and has sold its defense products to numerous international militaries around the globe. Oshkosh Defense maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. government, the Pentagon, as well as international embassies and government agencies. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers' principal commands, both domestically and internationally. Oshkosh Defense also sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

In addition to marketing its current tactical wheeled vehicle offerings and competing for new contracts, Oshkosh Defense actively works with the U.S. Armed Services to develop new applications for its vehicles and expand its services.

Logistics services are increasingly important in the defense market. The Company believes that its proven worldwide logistics capabilities and internet-based ordering, invoicing and electronic payment systems have significantly contributed to the expansion of its defense parts and service business. Oshkosh Defense maintains a large parts distribution warehouse in Milwaukee, Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S., Europe, Asia and the Middle East.

Fire & emergency segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through an extensive network of independent sales and service organizations with hundreds of sales representatives in the U.S. and Canada, which combine broad geographical reach with frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by product and marketing support professionals and contract administrators at Pierce. The Company believes frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection process. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service.

Pierce also sells directly to the DoD and other U.S. government agencies. Many of the Pierce fire apparatus sold to the DoD are placed in service at U.S. military bases, camps and stations overseas. Additionally, Pierce sells fire apparatus to international municipal and industrial fire departments through a network of international dealers.

The Company markets its Frontline-branded broadcast vehicles through sales representatives and its Frontline-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of direct sales representatives domestically and an extensive network of representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company's snow removal business uses a combination of internal sales and service representatives and distributor locations to focus on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Tonneins, France; and Singapore to support airport product vehicle sales and aftermarket sales and support in Europe, the Middle East, China and Southeast Asia.

Commercial segment. The Company operates a network of distribution centers with hundreds of in-house sales and service representatives in North America to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. These centers are in addition to sales and service activities at the Company’s manufacturing facilities, and they provide sales, service and parts distribution to customers in their geographic regions. The Company also uses independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

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

The Company has also established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh-, McNeilus-, CON-E-CO- and London-branded concrete mixers, concrete batch plants and refuse collection vehicles. The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

IMT distributes its products through a wide network of dealers in over one hundred locations worldwide. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

Manufacturing

The Company manufactures vehicles and vehicle bodies at 29 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality. The Company opened a new state of the art manufacturing facility in Leon, Mexico during fiscal 2015 that is designed to supply components to multiple Company businesses and is expected to contribute to the attainment of the Company's production initiatives.

The Company uses a common Quality Management System globally to support the delivery of consistent, high quality products and services to customers. The Company educates and trains all employees at its facilities in quality principles. The Company requires employees at all levels to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and continually improve all work processes. The Company utilizes quality gates in its manufacturing facilities to identify quality issues early in the process and to analyze root cause at the source, resulting in improved quality, fewer defects and less rework. The Company's Quality Management System is based on ISO 9001, a set of internationally-accepted quality system requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by following the process approach to identify process inputs, outputs, customers, critical processes and key performance indicators, and by continually improving these processes and sharing successful practices across the organization. The following brands are ISO 9001 certified: JLG, Oshkosh Defense, Pierce, McNeilus, Frontline, Jerr-Dan and Airport Products.

The Company has a team of employees dedicated to leading the implementation of the Oshkosh Continuous Improvement Management System (CIMS). The team is comprised of members with diverse backgrounds in quality, lean, finance, product and process engineering, and culture change management. CIMS is a business system that defines and seeks to enhance customers' experiences with the Company's products and services by empowering all employees to improve business processes and create a great customer experience. CIMS includes lean tools to eliminate waste and to provide better value for customers. CIMS also guides customer satisfaction assessment and helps to identify opportunities to improve the customer experience with Oshkosh. CIMS supports the execution of the Company's MOVE strategy, delivering value to both customers and shareholders. Within the Company’s facilities, CIMS improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times. CIMS improvement projects have also freed up manufacturing space, allowing the Company to pursue a program focused on increased vertical integration, further differentiating the Company as a different integrated global industrial.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains multiple facilities for new product development and testing with a staff of approximately 1,200 engineers and technicians who are dedicated to improving existing products, development and testing of new vehicles, vehicle bodies and components and sustaining its production activities. The Company prepares multi-year new product development plans for each of its markets and measures progress against those plans each month.

Virtually all of the Company’s sales of fire apparatus and broadcast vehicles require some level of custom engineering to meet the customer’s specifications and changing industry standards. Engineering is also a critical factor in defense vehicle markets due to the severe operating conditions under which the Company’s vehicles are utilized, new customer requirements and stringent government documentation requirements. In the access equipment and commercial segments, product innovation is highly important to meet customers’ changing requirements. Accordingly, in addition to new product development engineers and technicians, the Company maintains an additional permanent staff of engineers and engineering technicians to sustain its production activities.

For fiscal 2017, 2016 and 2015, the Company incurred research and development expenditures of $98.0 million, $103.1 million and $147.9 million, respectively, portions of which were recoverable from customers, principally the U.S. government. Higher spending in fiscal 2015 was generally due to product design costs associated with Tier IV engine emissions requirements in the Company's access equipment segment and JLTV development costs in the defense segment.

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

Access equipment segment. JLG operates in the global construction, maintenance and industrial equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Aichi Corporation (a subsidiary of Toyota Industries Corporation) and numerous other manufacturers. Global competition for sales of telehandler equipment includes J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA, Genie Industries, Inc., Skyjack Inc. and numerous other manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors units; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

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

Defense segment. Oshkosh Defense produces heavy- and medium-payload, Mine Resistant Ambush Protected (MRAP) and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corporation, Lockheed Martin, AM General, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company's vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. Current economic conditions have also put significant pressure on the U.S. Federal budget. The overall military drawdowns in Iraq and Afghanistan and stated defense budget reductions have resulted in lower demand for tactical wheeled vehicles, and future program competitions could involve weighting price more heavily than the past competitive factors described above. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company's current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of the bidders to license their design rights to the DoD was an evaluation factor in the JLTV contract competition. Certain of the Company's contracts with the DoD, including the JLTV contract, require that the Company effectively transfer the “technical know-how” necessary to produce and support the vehicles and/or other deliverables within the contract to the customer.

The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under current contracts. In particular, the DoD has begun a process to recompete the FMTV program. In October 2016, the DoD issued requests for proposal to qualified bidders to submit a proposal to produce FMTVs for a five year period beginning in fiscal year 2021. The deadline for proposal submissions was May 2017, and a new FMTV production contract award to the successful bidder is expected in the second quarter of fiscal 2018.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG; Emergency One, Inc., Ferrara Fire Apparatus, and Kovatch Mobile Equipment Corp. (all three owned by REV Group, Inc.); Spartan ERV (a division of Spartan Motors, Inc.); and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics and the Ascendant 107' aerial fire truck utilizing a single rear axle, among other Ascendant configurations. The principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s principal competitor for ARFF vehicle sales is Rosenbauer International AG. Airport Products also manufactures snow removal vehicles, principally for U.S. and Canadian airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc., Wausau-Everest LP (owned by Alamo Group, Inc.) and Overaasen AS. Principal methods of competition are product performance, price, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

Commercial segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales includes Beck Industrial, Con-Tech Manufacturing, Inc., Terex Corporation, Kimble Mixer Company (a division of Hines Specialty Vehicle Group, owned by Hines Corporation) and other regional competitors. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; ability to offer factory-installed compressed natural gas fuel systems; a significant installed base of concrete mixers in use in the marketplace; and its nationwide, Company-owned network of sales and service centers.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in fiscal 2017. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2017 increased 7.2% to $3.79 billion compared to $3.54 billion at September 30, 2016 due largely to strong order volumes in the non-defense segments. Access equipment segment backlog increased 152.2% to $452.2 million at September 30, 2017 compared to $179.3 million at September 30, 2016 primarily due to improved market conditions in North America and Europe. Defense segment backlog decreased 10.6% to $2.09 billion at September 30, 2017 compared to $2.33 billion at September 30, 2016 primarily due to the fulfillment of a large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 9.2% to $931.6 million at September 30, 2017 compared to $852.9 million at September 30, 2016 due largely to favorable custom chassis mix and a higher mix of aerial orders. Commercial segment backlog increased 85.2% to $321.0 million at September 30, 2017 compared to $173.3 million at September 30, 2016. Unit backlog for concrete mixers as of September 30, 2017 was up 61.8% due to a lower production rate for concrete mixers as a result of a shift to increase refuse collection vehicle production. Unit backlog for refuse collection vehicles as of September 30, 2017 was up 103.5%, compared to September 30, 2016 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately12% of the Company’s September 30, 2017 backlog is not expected to be filled in fiscal 2018.

Government Contracts

Approximately 20% of the Company’s net sales for fiscal 2017 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts. In addition, continued weak economic conditions have put significant pressure on the U.S. federal budget. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 8, 2017. The continuing resolution limits the DoD to funding caps set in the Budget Control Act of 2011. Absent a future budget agreement, the full effect of sequestration could return in the government’s fiscal 2018 budget. Budgetary concerns could result in future defense vehicle contracts being awarded more on price than the past competitive factors described above.

Oshkosh Defense's sales are substantially dependent upon periodic awards of new contracts, the purchase of base vehicle quantities and the exercise of options under existing contracts. The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 8, 2017. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

Defense contract awards that Oshkosh Defense receives may be subject to protests by competing bidders. These protests, if successful, could result in the DoD revoking part or all of any defense contract it awards to Oshkosh Defense and an inability of Oshkosh Defense to recover amounts it has expended during the protest period in anticipation of initiating work under any such contract.

Under firm, fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the U.S. government. However, under fixed-price incentive firm contracts with the U.S. government, the price paid to the Company is subject to adjustment based on the actual costs incurred. The impact of pricing adjustments under the fixed-price incentive firm contracts are generally shared by the Company and its customer. The Company generally attempts to negotiate with the U.S. government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm, fixed-price contracts with its suppliers of significant components for the duration of the Company’s contracts.

U.S. government contracts generally permit the government to terminate a contract, in whole or part, at the government's convenience. If the U.S. government exercises its rights under this clause the contractor is entitled to payment for the allowable costs incurred and a reasonable profit on the work performed to date. The U.S. government can also terminate a contract for default. If a contract is terminated for default, the contractor is generally entitled to payment for work that has been accepted by the U.S. government. Termination for default may expose the Company to loss on work not yet accepted by the government and have a negative impact on the Company's ability to obtain future orders and contracts. The U.S. government's right to terminate its contracts has not had a material effect on the operations or financial condition of the Company.

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

Intellectual Property

Patents and licenses are important in the operation of the Company's business. One of management's objectives is developing proprietary components to provide the Company's customers with advanced technological solutions at attractive prices. The Company holds in excess of 800 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2018 and 2029, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps' MTVR and LVSR programs, the U.S. Army's PLS A1 program, the MRAP - Joint Program Office M-ATV program and the JLTV program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that contributed to the Company winning these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

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

The Company believes that patents for certain components of its ProPulse hybrid electric drive system and Command Zone electronics system offer potential competitive advantages to product lines across all its segments. To a lesser extent, other proprietary components provide the Company a competitive advantage in each of the Company's segments.

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

Employees

As of September 30, 2017, the Company had approximately 14,000 employees. The United Auto Workers union (UAW) represented approximately 2,000 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers) represented approximately 225 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (Teamsters) represented approximately 85 employees at the Company’s Garner, Iowa facility. The Company's agreement with the UAW expires in September 2021. The Company's five-year agreement with the Boilermakers extends through June 2022. The Company’s three-year agreement with the Teamsters expires in January 2018, and the Company is currently in negotiations with the Teamsters on a new agreement. In addition, the majority of the Company’s approximately 2,000 employees located outside of the U.S. are represented by separate works councils or unions. The Company has adopted a people first culture to build meaningful relationships with its employees and believes its relationship with its employee team members is satisfactory.

Seasonal Nature of Business

In the Company’s access equipment and commercial segments, business tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season in the northern hemisphere. In addition, sales are generally lower in the first fiscal quarter in all segments due to the relatively high number of holidays in the United States which reduce available shipping days.

Industry Segments

Financial information concerning the Company’s industry segments is included in Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Foreign and Domestic Operations and Export Sales

The Company manufactures products in the U.S., the United Kingdom, Canada, Belgium, France, Australia, Romania, China and Mexico for sale throughout the world. Sales to customers outside of the U.S. were 25%, 24% and 21% of the Company’s consolidated sales for fiscal 2017, 2016 and 2015, respectively.

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

The high levels of sales in our defense segment between fiscal 2008 and 2013 were due in significant part to demand for defense tactical wheeled vehicles, replacement parts and services (including armoring) and vehicle remanufacturing arising from the conflicts in Iraq and Afghanistan. Events such as these are unplanned, as is the demand for our products that arises out of such events. Significantly lower U.S. involvement in those conflicts resulted in significant reductions in the level of defense funding. In addition, current economic and political conditions continue to put significant pressure on the U.S. federal budget, including the defense budget. Current and projected DoD budgets have significantly lower funding for our vehicles than we experienced during the height of the Iraq and Afghanistan conflicts. In addition, the Budget Control Act of 2011 contains an automatic sequestration feature that may require additional cuts to defense spending through fiscal 2023 if the budget caps within the agreement are exceeded. Absent a budget agreement, the full effect of sequestration could impact the government’s fiscal 2018 budget. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 8, 2017. The continuing resolution limits the DoD to funding caps set in the Budget Control Act of 2011. The magnitude of the adverse impact that federal budget pressures will have on future funding for our defense programs is unknown.

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, including lower levels of purchasing during the Great Recession, which we believe contributed to a decrease in access equipment sales from fiscal 2015 to fiscal 2017, (v) by the timing of engine emissions standards changes, and (vi) by other factors, including oil and gas related activity. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures, including replacement demand, by large waste haulers. Fire & emergency markets are cyclical later in an economic downturn and are impacted by the economy generally and by municipal tax receipts and capital expenditures.

Lower U.S. housing starts since fiscal 2008 have negatively impacted sales volumes for our concrete placement products as compared to historical levels. Despite continued modest U.S. construction growth, concrete mixer customers have maintained a cautious approach to fleet replacement/expansion, generally wanting to confirm that construction activity in the U.S. will support solid fleet utilization. A lack of sustained improvement in residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We cannot provide any assurance that the housing recovery will not progress even more slowly than what we or the market expect. If the housing recovery progresses more slowly than what we or the market expect, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 20% of our sales in fiscal 2017 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which changes may reduce revenues that we expect from our defense business, especially in light of federal budget pressures, lower levels of U.S. ground troops deployed in foreign conflicts, sequestration and the level of defense funding that will be allocated to the DoD's tactical wheeled vehicle strategy generally.

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

•
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or cancelled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 8, 2017. Furthermore, in years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

•
Certain of our government contracts for the U.S. Army and U.S. Marine Corps could be delayed or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins in our defense segment.

•
The Weapon Systems Acquisition Reform Act and the Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. In particular, the DoD has begun a process to recompete the FMTV program. The U.S. government issued requests for proposal from interested parties in October 2016 to produce FMTVs for a five-year period starting in fiscal 2021. We submitted our proposal in May 2017, and we expect the U.S. government to award the new FMTV production contract to the successful bidder in the second quarter of fiscal 2018.

•
Competitions for the award of defense tactical wheeled vehicle contracts are intense, and we cannot provide any assurance that we will be successful in the defense tactical wheeled vehicle procurement competitions in which we participate. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company's current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of bidders to license their design rights to the DoD was an evaluation factor in the JLTV contract competition and is expected to be an evaluation factor in the recompete for the FMTV program.

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

•
Most of our contracts with the DoD are multi-year firm, fixed-price contracts. These contracts typically contain annual sales price increases. Under the JLTV contract, we bear the risk of material, labor and overhead cost escalation for the full eight years of the contract, which is 3 to 5 years longer than has been the case under our other defense contracts. We attempt to limit the risk related to raw material price fluctuations on prices for major defense components by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure. Furthermore, if our actual costs on any of these contracts exceed our projected costs, it could result in profits lower than historically realized or than we anticipate or net losses under these contracts.

•
We account for sales under certain DoD contracts, the largest of which is the JLTV contract, utilizing the cost-to-cost method of percentage-of-completion accounting, which requires the use of estimates. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions for delivery schedule and technical issues. Due to the size and nature of the JLTV contract, the estimation of total revenues and cost at completion is complicated and subject to many variables. We must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Changes to model mix, production costs and rates, learning curve, supplier performance and/or certification issues can also impact these estimates. Any change in estimates relating to JLTV program costs may adversely affect future financial performance. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

•
We must spend significant sums on product development and testing, bid and proposal activities, and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts.

•
Our defense products undergo rigorous testing by the customer and are subject to highly technical requirements. Our products are inspected extensively by the DoD prior to acceptance to determine adherence to contractual technical and quality requirements. The JLTV contract contains product testing requirements that are generally more rigorous than our other DoD contracts. Any failure to pass these tests or to comply with these requirements could result in unanticipated retrofit and rework costs, vehicle design changes, delayed acceptance of vehicles, late or no payments under such contracts or cancellation of the contract to provide vehicles to the U.S. government.

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

During our September 2016 Analyst Day, we announced our evolved MOVE strategy, which is our strategy to deliver long-term growth and earnings for our shareholders. We cannot provide any assurance we will be able to successfully execute our MOVE strategy, which is subject to a variety of risks, including the following:

•	Our inability to adopt the use of standard processes and tools to drive improved customer satisfaction;

•	Our inability to expand our aftermarket parts and service availability;

•	Our inability to improve our product quality;

•	Our inability to improve margins through simplification actions;

•	Our failure to realize product, process and overhead cost reduction targets;

•	Our inability to design new products that meet our customers’ requirements and bring them to market;

•	Higher costs than anticipated to launch new products or delays in new product launches; and

•	Slow adoption of our products in emerging markets and/or our inability to successfully execute our emerging market growth strategy.

We expect to incur costs and charges as a result of restructuring of facilities or operations that we expect will reduce on-going costs. These actions may be disruptive to our business and may not result in anticipated cost savings.

Periodically we restructure facilities and operations in an effort to make our business more efficient. During the fourth quarter of fiscal 2016 we announced our plan to outsource aftermarket parts warehousing in the access equipment segment to a third party logistics company. In January 2017, we announced plans to close our access equipment manufacturing plant and pre-delivery inspection facilities in Belgium, streamline telehandler product offerings to a reduced range in Europe, transfer remaining European telehandler manufacturing to our facility in Romania and reduce engineering staff supporting European telehandlers, including the closure of a UK-based engineering facility. The announced plans also included the move of North American telehandler production from Ohio to facilities in Pennsylvania. We expect implementation costs for these actions to be approximately $50 million. We recognized $43 million of restructuring-related costs in fiscal 2017 and expect to recognize the remaining costs to implement these actions in fiscal 2018. In the future, we may incur additional costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that have adversely affected, and to the extent incurred in the future would adversely affect, our future earnings and cash flows. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

Raw material price fluctuations may adversely affect our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum-based products and other raw materials annually. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. For example, U.S. steel prices increased almost 45% between March 2016 and March 2017, and have remained at those elevated levels. Costs for these items may increase, or remain at increased levels, in the future due to one or more of the following: a sustained economic recovery, the level of tariffs imposed on imported steel or a weakening U.S. dollar. Increases in commodity costs negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through price increases to our customers on new orders, then such increases will have an adverse effect on our financial condition, profitability and/or cash flows. Additionally, if commodity costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Approximately 25% of our net sales in fiscal 2017 were attributable to products sold outside of the United States, of which approximately 73% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency, as we experienced during fiscal 2015 and 2016, can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. In June 2016, the United Kingdom held a referendum in which a majority of voters voted for the United Kingdom to exit the European Union (Brexit), the announcement of which resulted in a significant devaluation of the British pound sterling. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Brazilian real, the Australian dollar and the British pound sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2017, we had consolidated gross receivables of $1.35 billion. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $568.2 million, under which we estimate our maximum exposure to be $101.9 million. We evaluate the collectibility of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, we record a specific reserve to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment's ten largest debtors at September 30, 2017 represented approximately 25% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2017, approximately 90% of these intangibles were concentrated in the access equipment segment. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management's assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term credit ratings are BB+ with “positive” outlook from S&P Global Ratings and Ba2 with “positive” outlook from Moody's Investors Service. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. In addition, an increase in general interest rates, like increases currently being contemplated by the United States Federal Reserve, would also increase our cost of borrowing under our credit agreement.

We had $838 million of debt outstanding as of September 30, 2017, which consisted primarily of a $335 million term loan under our credit agreement maturing in March 2019 and $500 million of senior notes, $250 million of which mature in March 2022 and $250 million of which mature in March 2025. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

As a result of our international operations and sales, we are subject to the Foreign Corrupt Practices Act (FCPA) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. We are also increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory or business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

SEC disclosure requirements impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our vehicles or other products. Our supply chain is very complex and multifaceted. We have encountered significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products. We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations. Other laws or regulations impacting our supply chain, such as the UK Modern Slavery Act, may have similar consequences.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2017.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2017 the Company operated in 29 manufacturing facilities. The locations of the Company’s principal manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3)	Fire & Emergency	Appleton, Wisconsin (2)
	Orville, Ohio (1)		Bradenton, Florida (1)
	Shippensburg, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Greencastle, Pennsylvania (1)		Clearwater, Florida (1) (a)
	Medias, Romania (1) (a)		Neenah, Wisconsin (1) (a)
Maasmechelen, Belgium (1) (a)
	Tianjin, China (1)	Commercial	Dodge Center, Minnesota (1)
	Tonneins, France (1) (a)		Garner, Iowa (1)
	Port Macquarie, Australia (1)		Blair, Nebraska (1)
	Leicester, United Kingdom (1)		Riceville, Iowa (1)
Audubon, Iowa (1)
Defense	Oshkosh, Wisconsin (4)		London, Canada (1) (a)

Corporate	Leon, Mexico (1)
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

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains a network of sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of concrete mixers and refuse collection vehicles. The access equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

Personal injury actions and other. At September 30, 2017, the estimated net liabilities for product and general liability claims totaled $39.1 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 21, 2017 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Wilson R. Jones	56	President and Chief Executive Officer
Ignacio A. Cortina	46	Executive Vice President, General Counsel and Secretary
James W. Johnson	52	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	67	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	53	Executive Vice President and President, Access Equipment Segment
Mark M. Radue	53	Executive Vice President and Chief Strategy Officer
David M. Sagehorn	54	Executive Vice President and Chief Financial Officer
Robert H. Sims	55	Executive Vice President and Chief Human Resources Officer
John J. Bryant	59	Senior Vice President and President, Defense Segment
Marek W. May	48	Senior Vice President, Operations
Robert S. Messina	47	Senior Vice President, Engineering and Technology
Colleen R. Moynihan	57	Senior Vice President, Quality & Continuous Improvement
Bradley M. Nelson	48	Senior Vice President and President, Commercial Segment
Tina R. Schoner	50	Senior Vice President and Chief Procurement Officer
 _________________________

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company's airport products business. He served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010, Executive Vice President and President, Access Equipment Segment from 2010 to 2012 and most recently President and Chief Operating Officer of the Company from 2012 to 2016. Effective January 1, 2016, Mr. Jones assumed the position of President and Chief Executive Officer. Mr. Jones is also a director of the Company. Mr. Jones is a director of Thor Industries, Inc.

Ignacio A. Cortina. Mr. Cortina joined the Company in 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, serving as the Company's Vice President and Deputy General Counsel from 2011 to 2015 and Senior Vice President, General Counsel and Secretary from 2015 to 2016. Prior to joining the Company, he spent seven years in private practice in the Washington, D.C. area. He was appointed to his current position of Executive Vice President, General Counsel and Secretary in November 2016.

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

Robert S. Messina. Mr. Messina joined the Company in 2009 as Chief Engineer, Advanced Products and served in various assignments, including Vice President Engineering - Defense Segment from 2011 to 2013 and the Vice President Engineering - Access Equipment Segment from 2013 to February 2015. He was appointed to his current position of Senior Vice President, Engineering and Technology in February 2015.

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

Tina R. Schoner. Ms. Schoner joined the Company in November 2017 as Senior Vice President and Chief Procurement Officer. She previously served as the Executive Director, Global Operations Management and Strategy at United Technologies Corporation, a global technology products and services company that serves the building systems and aerospace industries, from 2015 to November 2017. Prior to that, Ms. Schoner served in positions of increasing responsibility at Rockwell Collins Inc., a worldwide leader in commercial and military aviation, most recently as Director of Enterprise Sourcing from 2012 to 2014.

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

Common Stock Repurchases

On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of September 30, 2017, the Company had repurchased 2,786,624 shares of Common Stock under this authorization. As a result, 7,512,574 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2017. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any Common Stock under the authorization during the fourth quarter of fiscal 2017.

Dividends and Common Stock Price

On October 31, 2014, the Company's Board of Directors increased the Company's quarterly dividend from $0.15 per share of Common Stock to $0.17 per share. On October 29, 2015, the Company's Board of Directors increased the Company's quarterly dividend from $0.17 per share of Common Stock to $0.19 per share. On November 1, 2016, the Company's Board of Directors increased the Company's quarterly dividend from $0.19 per share of Common Stock to $0.21 per share. On October 31, 2017, the Company's Board of Directors increased the Company's quarterly dividend from $0.21 per share of Common Stock to $0.24 per share.

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

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of November 14, 2017, there were 1,045 holders of record of the Common Stock. The following table sets forth prices reflecting actual sales of the Common Stock as reported on the NYSE for the periods indicated.

	Fiscal 2017		Fiscal 2016
Quarter Ended	High	Low	High	Low
September 30	$83.49	$64.14	$57.75	$45.19
June 30	75.00	61.74	49.71	38.47
March 31	74.16	64.66	41.54	29.59
December 31	71.99	52.00	44.13	35.08

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

The comparisons assume that $100 was invested on September 30, 2012 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2017 return listed in the charts below is based on closing prices per share on September 30, 2017. On that date, the closing price for the Company’s Common Stock was $82.54.

________________________

* $100 invested on September 30, 2012 in stock or index, including reinvestment of dividends.

	September 30,
	2013	2014	2015	2016	2017
Oshkosh Corporation	$178.56	$162.86	$136.03	$213.60	$318.70
S&P MidCap 400 market index	127.68	142.77	144.76	166.95	196.19
SIC Code 371 Index	161.92	168.54	169.15	190.31	251.19

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Income Statement Data:
Net sales	$6,829.6	$6,279.2	$6,098.1	$6,808.2	$7,665.1
Gross income	1,174.4	1,055.8	1,039.2	1,182.7	1,191.8
Asset impairment charges	—	26.9	—	—	9.0
Depreciation	81.5	73.3	64.9	65.3	65.3
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (1)	71.2	74.2	81.0	86.5	85.9
Operating income (2)	463.0	364.0	398.6	503.3	505.7
Income (loss) attributable to Oshkosh Corporation common shareholders:
From continuing operations	285.6	216.4	229.0	308.1	314.3
From discontinued operations (3)	—	—	—	—	1.7
Net income	285.6	216.4	229.0	308.1	316.0
Income (loss) attributable to Oshkosh Corporation common shareholders per share assuming dilution:
From continuing operations	$3.77	$2.91	$2.90	$3.61	$3.53
From discontinued operations (3)	—	—	—	—	0.02
Net income	3.77	2.91	2.90	3.61	3.55
Dividends per share	$0.84	$0.76	$0.68	$0.60	$—

Balance Sheet Data:
Cash and cash equivalents	$447.0	$321.9	$42.9	$313.8	$733.5
Total assets	5,098.9	4,513.8	4,552.7	4,503.2	4,688.9
Net working capital	1,356.7	1,049.9	919.0	1,006.4	1,105.1
Long-term debt (including current maturities)	830.9	846.2	927.8	882.7	945.6
Shareholders’ equity	2,307.4	1,976.5	1,911.1	1,985.0	2,107.8

Other Financial Data:
Expenditures for property, plant and equipment	$85.8	$92.5	$131.7	$92.2	$46.0
Backlog	3,791.0	3,537.9	2,607.4	1,891.0	2,838.0
Book value per share	$30.76	$26.74	$25.33	$24.86	$24.36
_________________________

(1)	Includes amortization of deferred financing costs of $3.0 million in fiscal 2017, $3.0 million in fiscal 2016, $6.4 million in fiscal 2015, $6.2 million in fiscal 2014 and $4.9 million in fiscal 2013.

(2)
Includes $35.8 million of restructuring costs in the access equipment segment in fiscal 2017. Includes costs incurred by the Company in connection with an unsolicited tender offer for the Company's Common Stock and a threatened proxy contest of $16.3 million in fiscal 2013.

(3)	In fiscal 2013, the Company discontinued production of ambulances, which the Company sold under the Medtec brand name.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global manufacturers of fire trucks assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic manufacturer and marketer of broadcast vehicles. The Company manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic manufacturer of field service vehicles and truck-mounted cranes.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 21, 2017.

Executive Overview

The Company delivered strong financial results in fiscal 2017, the Company's 100th year in business. Consolidated net sales increased $550.4 million, or 8.8%, to $6.83 billion, consolidated operating income increased $99.0 million, or 27.2%, to $463.0 million, and diluted earnings per share increased $0.86 per share, or 29.6%, to $3.77 per share. The significant improvement in fiscal 2017 results was achieved in spite of incurring $0.25 per share higher restructuring-related and asset impairment charges than in fiscal 2016. Fiscal 2017 results were negatively impacted by $0.48 per share of restructuring-related charges. Fiscal 2016 results were negatively impacted by $0.23 per share related to asset impairment and workforce reduction charges. The Company also announced an increase in its quarterly dividend rate of approximately 14%, to $0.24 per share beginning in November 2017. This was the Company's fourth straight year of double digit percentage increases in its dividend rate.

The $550.4 million sales increase was primarily the result of higher sales volumes in the defense segment, as the Company increased production under the JLTV program and sold approximately 400 more M-ATVs under an international contract than it sold in fiscal 2016, along with improved fire & emergency segment sales. Market conditions in the Company's non-defense segments were generally positive and year-end order backlog in these segments was higher as compared to September 30, 2016. Rental rates, fleet utilization percentages and used equipment values, all key to the access equipment segments rental company customers, strengthened over the past year, leading to stronger demand for access equipment than the Company expected entering fiscal 2017. In addition, construction data in the U.S. continued to be generally positive. While the U.S. fire apparatus market remained about 20% below pre-recession levels in fiscal 2017, it was stable compared to fiscal 2016. Fire apparatus fleet ages continued to grow and municipal tax receipts, which help fund the purchase of fire apparatus, were stable or up slightly in fiscal 2017 compared to fiscal 2016. The domestic refuse collection vehicle market increased mid- to high-single digits in fiscal 2017 and recently exceeded pre-recession levels. The concrete mixer market remained 20% - 25% below pre-recession levels in fiscal 2017 and fleets continued to age, which should lead to improved market demand after fiscal 2018. Although defense segment backlog was down at September 30, 2017 compared to September 30, 2016 on lower international orders, this segment made great progress on the JLTV program during fiscal 2017 and the Company expects the segment to deliver sales in fiscal 2018 approximately equivalent to fiscal 2017 levels.

Consolidated operating income increased to $463.0 million, or 6.8% of sales, in fiscal 2017 compared to $364.0 million, or 5.8% of sales, in fiscal 2016. The increase in operating income was driven by higher gross margin associated with higher consolidated sales, improved performance in the fire & emergency and defense segments as well as lower start-up costs of a corporate-led shared manufacturing facility in Mexico, offset in part by lower performance in the commercial segment. Both the defense and fire & emergency segments achieved operating income margins of more than 10.0% and if not for the restructuring-related charges in the access equipment segment, this segment would have also achieved this higher level of performance. The Company believes these strong results are a testament to the power of the Company's MOVE strategy. The commercial segment was challenged in fiscal 2017 with atypical market dynamics which led to significant production schedule volatility and related inefficiencies. The Company believes that the implementation of simplification strategies in the commercial segment, which started late in fiscal 2017, will lead to improved results starting later in fiscal 2018.

In January 2017, the Company announced its intention to rationalize operations in the access equipment segment. These plans included the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of a UK-based engineering facility. The announced plans also included the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company has largely completed the domestic portion of its actions. The Company's activities in Europe are progressing, and the Company expects to substantially complete these actions in the first quarter of fiscal 2018. In total, the Company expects these actions will result in ongoing savings of $20 million to $25 million per year. The Company continues to expect to realize $15 million to $20 million of benefits in fiscal 2018 before achieving full run rate savings in fiscal 2019. The Company now expects the pre-tax cost of implementing these actions will be approximately $50 million, of which $43 million was recognized in fiscal 2017.

The Company is expecting another strong year in fiscal 2018. The Company believes consolidated net sales will be $6.9 billion to $7.1 billion, an approximate 1% to 4% increase compared to fiscal 2017. The Company expects sales to grow in all non-defense segments and defense segment sales to be approximately flat compared to fiscal 2017. As a result of the expected increase in sales, anticipated improved operational performance in each of the non-defense segments and an expected adverse product mix in the defense segment, the Company expects fiscal 2018 consolidated operating income will be in the range of $510 million to $560 million, resulting in earnings per share of $4.20 to $4.60. The Company expects to incur approximately $5 million in pre-tax restructuring-related charges in connection with plans announced in January 2017 to rationalize operations in the access equipment segment. Excluding expected access equipment segment restructuring-related charges, the Company expects fiscal 2018 adjusted consolidated operating income will be in the range of $515 million to $565 million, resulting in adjusted earnings per share of $4.25 to $4.65.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2017

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales:
Access equipment	$3,026.4	$3,012.4	$3,400.6
Defense	1,820.1	1,351.1	939.8
Fire & emergency	1,030.9	953.3	815.1
Commercial	970.3	979.2	978.0
Intersegment eliminations and other	(18.1)	(16.8)	(35.4)
	$6,829.6	$6,279.2	$6,098.1

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales:
United States	$5,094.8	$4,756.6	$4,789.3
Other North America	191.6	219.5	302.8
Europe, Africa and the Middle East	1,146.9	905.5	564.4
Rest of the world	396.3	397.6	441.6
	$6,829.6	$6,279.2	$6,098.1

Fiscal 2017 Compared to Fiscal 2016

Consolidated net sales increased $550.4 million, or 8.8%, to $6.83 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily the result of higher sales volumes in the defense segment and improved fire & emergency segment sales.

Access equipment segment net sales increased $14.0 million, or 0.5%, to $3.03 billion in fiscal 2017 compared to fiscal 2016. Rental rates, fleet utilization percentages and used equipment values, all key to the access equipment segments rental company customers, strengthened over the past year, leading to stronger demand for access equipment than the Company expected entering fiscal 2017.

Defense segment net sales increased $469.0 million, or 34.7%, to $1.82 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily due to the ramp-up of production under the JLTV program, higher international sales of M-ATVs and higher sales of FHTVs to the U.S. government. During fiscal 2016, production of FHTVs was low as it was ramping back up after a break in production experienced in fiscal 2015.

Fire & emergency segment net sales increased $77.6 million, or 8.1%, to $1.03 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily due to improved pricing (up $34 million), the sale of higher content units (up $29 million) and the timing of fire apparatus deliveries as a result of increased production rates (up $11 million).

Commercial segment net sales decreased $8.9 million, or 0.9%, to $970.3 million in fiscal 2017 compared to fiscal 2016. The decrease in sales was primarily due to lower refuse collection vehicle unit volume (down $53 million) due to the atypical timing of orders, offset in part by sales of higher content units (up $21 million) and higher concrete mixer unit volume (up $23 million).

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

Access equipment segment net sales decreased $388.2 million, or 11.4%, to $3.01 billion in fiscal 2016 compared to fiscal 2015. The decline in sales was primarily due to the slowdown in North American replacement demand that began in the third quarter of fiscal 2015 and a challenging pricing environment (down $75 million). A stronger U.S. dollar also negatively impacted sales by $20 million, or 60 basis points, compared to fiscal 2015.

Defense segment net sales increased $411.3 million, or 43.8%, to $1.35 billion in fiscal 2016 compared to fiscal 2015. The increase in sales was primarily due to international sales of M-ATVs and increased sales to the DoD, as higher FHTV sales were offset in part by lower FMTV sales. The Company experienced a break in production under the FHTV program in the second and third quarters of fiscal 2015.

Fire & emergency segment net sales increased $138.2 million, or 16.9%, to $953.3 million in fiscal 2016 compared to fiscal 2015. Sales in fiscal 2016 benefited from higher domestic fire truck deliveries and favorable pricing. Improved operational efficiencies allowed the fire & emergency segment to increase fire apparatus production rates to meet increased demand.

Commercial segment net sales increased $1.2 million, or 0.1%, to $979.2 million in fiscal 2016 compared to fiscal 2015. Higher refuse collection vehicle sales were almost completely offset by lower sales of field service vehicles and truck-mounted cranes.

Consolidated Cost of Sales — Three Years Ended September 30, 2017

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Cost of sales:
Access equipment	$2,472.9	$2,435.4	$2,697.7
Defense	1,518.3	1,147.7	862.7
Fire & emergency	849.2	816.0	703.9
Commercial	827.2	817.5	820.6
Intersegment eliminations and other	(12.4)	6.8	(26.0)
	$5,655.2	$5,223.4	$5,058.9

Fiscal 2017 Compared to Fiscal 2016

Consolidated cost of sales was $5.66 billion, or 82.8% of sales, in fiscal 2017 compared to $5.22 billion, or 83.2% of sales, in fiscal 2016. The 40 basis point decrease in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was primarily due to improved pricing (40 basis points), improved operating results related to the corporate-led shared manufacturing facility in Mexico, which incurred higher start-up costs in fiscal 2016 (30 basis points) and improved absorption as a result of increased production (30 basis points), offset in part by higher restructuring-related and asset impairment costs in the access equipment segment (60 basis points).

Access equipment segment cost of sales was $2.47 billion, or 81.7% of sales, in fiscal 2017 compared to $2.44 billion, or 80.8% of sales, in fiscal 2016. The 90 basis point increase in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was primarily due to higher restructuring-related and asset impairment costs (140 basis points), offset in part by improved absorption as a result of increased production (50 basis points) and favorable mix (40 basis points).

Defense segment cost of sales was $1.52 billion, or 83.4% of sales, in fiscal 2017 compared to $1.15 billion, or 84.9% of sales, in fiscal 2016. The 150 basis point decrease in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was primarily attributable to improved absorption as a result of increased production (60 basis points), improved product mix (40 basis points) and relatively flat new product development spending on higher sales (30 basis points).

Fire & emergency segment cost of sales was $849.2 million, or 82.4% of sales, in fiscal 2017 compared to $816.0 million, or 85.6% of sales, in fiscal 2016. The 320 basis point decline in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was largely attributable to improved pricing (260 basis points), relatively flat new product development spending on higher sales (30 basis points) and improved manufacturing performance (20 basis points).

Commercial segment cost of sales was $827.2 million, or 85.3% of sales, in fiscal 2017 compared to $817.5 million, or 83.5% of sales, in fiscal 2016. The 180 basis point increase in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was largely due to operational inefficiencies associated with variability in production volumes during fiscal 2017 (100 basis points) and an adverse product mix (50 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as start-up costs not allocated to segments relating to the corporate-led shared manufacturing facility in Mexico.

Fiscal 2016 Compared to Fiscal 2015

Consolidated cost of sales was $5.22 billion, or 83.2% of sales, in fiscal 2016 compared to $5.06 billion, or 83.0% of sales, in fiscal 2015. The 20 basis point increase in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was primarily due to higher access equipment costs as a percentage of sales and start-up costs for the corporate-led shared manufacturing facility in Mexico, offset in part by improved defense, fire & emergency and commercial segment performance.

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

Defense segment cost of sales was $1.15 billion, or 84.9% of sales, in fiscal 2016 compared to $862.7 million, or 91.8% of sales, in fiscal 2015. The 690 basis point decrease in cost of sales as a percentage of sales in fiscal 2016 compared to fiscal 2015 was primarily attributable to favorable product mix (260 basis points), lower Company-funded research & development related to the JLTV program (250 basis points) and contractual price increases, offset in part by the absence of a pension and other postretirement curtailment benefit recorded in fiscal 2015 (30 basis points).

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

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers, net of start-up costs of the corporate-led shared manufacturing facility in Mexico not allocated to segments.

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2017

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Operating income (loss):
Access equipment	$259.1	$263.4	$407.0
Defense	207.9	122.5	9.2
Fire & emergency	104.2	67.0	43.8
Commercial	43.8	67.6	64.5
Corporate	(152.0)	(156.5)	(126.0)
Intersegment eliminations	—	—	0.1
	$463.0	$364.0	$398.6

Fiscal 2017 Compared to Fiscal 2016

Consolidated operating income increased 27.2% to $463.0 million, or 6.8% of sales, in fiscal 2017 compared to $364.0 million, or 5.8% of sales, in fiscal 2016. The increase in operating income in fiscal 2017 compared to fiscal 2016 was driven by higher gross margin associated with higher sales, improved performance in the fire & emergency and defense segments as well as lower start-up costs of the corporate-led shared manufacturing facility in Mexico, offset in part by lower performance in the commercial segment. In addition, consolidated operating income was adversely impacted by $43.3 million of restructuring-related charges in fiscal 2017 and by an asset impairment and workforce reduction charges of $27.8 million in fiscal 2016.

Access equipment segment operating income decreased 1.6% to $259.1 million, or 8.6% of sales, in fiscal 2017 compared to $263.4 million, or 8.7% of sales, in fiscal 2016. Access equipment segment operating income was adversely impacted by $43.3 million of restructuring-related charges in fiscal 2017 and by an asset impairment and workforce reduction charges of $27.8 million in fiscal 2016. Improved absorption as a result of increased production (up $14 million) and favorable mix (up $13 million), were offset in part by increased incentive compensation on the higher earnings.

Defense segment operating income increased 69.7% to $207.9 million, or 11.4% of sales, in fiscal 2017 compared to $122.5 million, or 9.1% of sales, in fiscal 2016. The increase in operating income was primarily the result of higher gross margin associated with higher sales volume (up $98 million), offset in part by higher selling, general and administrative costs (up $13 million), primarily related to incentive compensation on the higher earnings. In addition, in fiscal 2017, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $6.3 million.

Fire & emergency segment operating income increased 55.5% to $104.2 million, or 10.1% of sales, in fiscal 2017 compared to $67.0 million, or 7.0% of sales, in fiscal 2016. The increase in operating income in fiscal 2017 compared to fiscal 2016 was primarily the result of improved pricing.

Commercial segment operating income decreased 35.2% to $43.8 million, or 4.5% of sales, in fiscal 2017 compared to $67.6 million, or 6.9% of sales, in fiscal 2016. The decrease in operating income in fiscal 2017 compared to fiscal 2016 was primarily a result of lower gross margin associated with lower sales volume (down $9 million) and operational inefficiencies associated with variability in production volumes in fiscal 2017 (up $10 million).

Corporate operating costs decreased $4.5 million to $152.0 million in fiscal 2017 compared to fiscal 2016. The decrease in corporate operating costs in fiscal 2017 compared to fiscal 2016 was primarily due to improved operating results related to the corporate-led shared manufacturing facility in Mexico which incurred higher start-up costs during fiscal 2016, offset in part by higher incentive compensation expense (up $8 million), higher corporate-funded research & development (up $3 million) and higher share-based compensation (up $3 million).

Consolidated selling, general and administrative expenses increased 8.7% to $665.6 million, or 9.7% of sales, in fiscal 2017 compared to $612.4 million, or 9.7% of sales, in fiscal 2016. The increase in consolidated selling, general and administrative expenses in fiscal 2017 compared to fiscal 2016 was generally a result of higher incentive compensation expense and higher salaries.

Fiscal 2016 Compared to Fiscal 2015

Consolidated operating income decreased 8.7% to $364.0 million, or 5.8% of sales, in fiscal 2016 compared to $398.6 million, or 6.5% of sales, in fiscal 2015. Consolidated operating income in fiscal 2016 was adversely impacted by an asset impairment charge of $26.9 million, or 0.4% of sales.

Access equipment segment operating income decreased 35.3% to $263.4 million, or 8.7% of sales, in fiscal 2016 compared to $407.0 million, or 12.0% of sales, in fiscal 2015. The decrease in operating income was primarily the result of the lower gross income associated with lower sales volume (down $95 million), a challenging pricing environment (down $75 million), an asset impairment charge related to a decision to outsource aftermarket parts distribution ($27 million) and adverse manufacturing absorption (down $12 million) associated with lower production, offset in part by lower spending (down $43 million) on engine emissions standards changes and selling, general and administrative cost reductions ($7 million). Fiscal 2015 results also benefited from an $8 million vendor recovery settlement.

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

Fire & emergency segment operating income increased 53.1% to $67.0 million, or 7.0% of sales, in fiscal 2016 compared to $43.8 million, or 5.4% of sales, in fiscal 2015. Higher gross income on increased sales volume was the largest contributor to the increase in operating income.

Commercial segment operating income increased 4.8% to $67.6 million, or 6.9% of sales, in fiscal 2016 compared to $64.5 million, or 6.6% of sales, in fiscal 2015. The increase in operating income was primarily a result of favorable product mix (up $11 million), offset in part by production inefficiencies associated with the start-up of new products.

Corporate operating costs increased $30.5 million to $156.5 million in fiscal 2016 compared to fiscal 2015. The increase in corporate operating costs in fiscal 2016 was primarily due to increased costs to support the start-up of the corporate-led shared manufacturing facility in Mexico (up $13 million) and higher incentive compensation expense.

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

Non-Operating Income (Expense) — Three Years Ended September 30, 2017

Fiscal 2017 Compared to Fiscal 2016

Interest expense net of interest income decreased $3.4 million to $54.9 million in fiscal 2017 compared to fiscal 2016 due to lower borrowing levels.

Other miscellaneous income, net of $3.2 million in fiscal 2017 and $1.3 million in fiscal 2016 primarily related to net foreign currency transaction gains and losses and investment gains and losses.

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

Provision for Income Taxes — Three Years Ended September 30, 2017

Fiscal 2017 Compared to Fiscal 2016

The Company recorded income tax expense of $127.2 million, or 30.9% of pre-tax income, in fiscal 2017 compared to $92.4 million, or 30.1% of pre-tax income, in fiscal 2016. See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Fiscal 2016 Compared to Fiscal 2015

The Company recorded income tax expense of $92.4 million, or 30.1% of pre-tax income, in fiscal 2016 compared to $99.2 million, or 30.4% of pre-tax income, in fiscal 2015. See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2017

Fiscal 2017 Compared to Fiscal 2016

Equity in earnings of unconsolidated affiliates of $1.5 million in fiscal 2017 and $1.8 million in fiscal 2016 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2016 Compared to Fiscal 2015

Equity in earnings of unconsolidated affiliates of $1.8 million in fiscal 2016 and $2.6 million in fiscal 2015 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity are availability under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At September 30, 2017, the Company had cash and cash equivalents of $447.0 million. In addition to cash and cash equivalents, the Company had $753.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”) as of September 30, 2017. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, dividends and share repurchases. At September 30, 2017, the Company had approximately 7.5 million shares of Common Stock remaining under a repurchase authorization approved by the Company's Board of Directors in August 2015. The Company expects to meet its fiscal 2018 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

The Company expects to generate approximately $450 million of cash flow from operations in fiscal 2018. The Company expects working capital utilized to support the international M-ATV contract will be converted to cash , but that working capital requirements associated with the JLTV contract will be greater in fiscal 2018 than in fiscal 2017. The Company expects fiscal 2018 capital spending to be approximately $100 million. This estimate does not include any capital associated with the potential construction of a new global headquarters building. If the Company proceeds with a new global headquarters building, the Company believes any related additional capital spending in fiscal 2018 would not have a significant impact on the Company's liquidity. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at September 30, 2017

The Company’s capitalization was as follows (in millions):

	September 30,
	2017	2016
Cash and cash equivalents	$447.0	$321.9
Total debt	830.9	846.2
Total shareholders’ equity	2,307.4	1,976.5
Total capitalization (debt plus equity)	3,138.3	2,822.7
Debt to total capitalization	26.5%	30.0%

The Company's ratio of debt to total capitalization of 26.5% at September 30, 2017 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) were 56 days at September 30, 2017, up from 49 days at September 30, 2016. Days sales outstanding for segments other than the defense segment were 52 days at September 30, 2017, up slightly from 51 days at September 30, 2016. This increase in days sales outstanding was primarily due to higher receivables in the defense segment compared to the prior year driven by the longer collection cycle on international sales. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 4.5 times at September 30, 2017, up from 4.1 times at September 30, 2016. The increase in inventory turns was largely due to lower average inventory levels in the access equipment segment during fiscal 2017.

Operating Cash Flows

Fiscal 2017 Compared to Fiscal 2016

The Company generated $246.5 million of cash from operating activities during fiscal 2017 compared to $583.9 million during fiscal 2016. The decrease in cash generated from operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to a significant increase in accounts receivable in the defense segment in fiscal 2017 and increased inventory levels in the access equipment segment in fiscal 2017 compared to a significant reduction in inventory levels in fiscal 2016, offset in part by higher accounts payable as a result of higher inventory levels. Increased sales in the fourth quarter and the longer collection cycle on international sales drove higher accounts receivables (up $212.5 million) within the defense segment. The alignment of inventory with higher market demand drove the increase in inventories (up $143.3 million) in the access equipment segment. The access equipment segment reduced inventories significantly (down $305.8 million) in fiscal 2016 to better align inventory levels with lower market demand.

Fiscal 2016 Compared to Fiscal 2015

The Company generated $583.9 million of cash from operating activities during fiscal 2016 compared to $91.4 million during fiscal 2015. The increase in cash generated from operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to a significant reduction in inventory levels in the access equipment segment in fiscal 2016 and a significant build of inventories in the access equipment and defense segments in the prior year. The access equipment segment reduced inventories (down $305.8 million) in fiscal 2016 to better align inventory levels with lower market demand. In fiscal 2015, the access equipment segment experienced an increase in inventory (up $182.8 million) as a result of the combination of a plan to level-load production during the year to address seasonal fluctuations in demand and a subsequent reduction in access equipment third and fourth quarter sales compared to previous estimates as a result of the start of a mid-cycle dip in North American demand for access equipment related to lower oil & gas related demand and lower replacement demand as a result of lower purchases of access equipment by rental companies in 2009 and 2010. In fiscal 2015, defense inventory levels grew (up $134.0 million)

to support new contracts, both domestic and international. The magnitude and duration of these contracts resulted in continued increased working capital requirements in the defense segment during fiscal 2016.

Investing Cash Flows

Fiscal 2017 Compared to Fiscal 2016

Net cash used in investing activities in fiscal 2017 was $65.2 million compared to $89.2 million in fiscal 2016. Additions to property, plant and equipment of $85.8 million in fiscal 2017 reflected a decrease in capital spending of $6.7 million compared to fiscal 2016.

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

Financing Cash Flows

Fiscal 2017 Compared to Fiscal 2016

Financing activities resulted in a net use of cash of $44.8 million in fiscal 2017 compared to $222.0 million in fiscal 2016. In 2016, the Company repurchased approximately 2.5 million shares of its Common Stock at an aggregate cost of $100.1 million under a repurchase authorization approved by the Company's Board of Directors in August 2015. The Company did not repurchase any Common Stock under the authorization during fiscal 2017. At September 30, 2017, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization. The Company targets returning half of its free cash flows (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of equipment held for rental”) to shareholders over the course of the operating cycle. The Company plans to repurchase shares in fiscal 2018 sufficient to offset the dilution associated with its share-based compensation plans. In addition, the Company paid dividends of $62.8 million and $55.9 million in fiscal 2017 and 2016, respectively. The Company increased its quarterly dividend rate by approximately 14% in November 2017.

Fiscal 2016 Compared to Fiscal 2015

Financing activities resulted in a net use of cash of $222.0 million in fiscal 2016 compared to $221.8 million in fiscal 2015. The Company utilized cash flow from operations to repay $63.5 million on its Revolving Credit Facility in fiscal 2016 as compared to borrowing $63.5 million on its Revolving Credit Facility in fiscal 2015 to fund operations. In fiscal 2016 and 2015, the Company repurchased approximately 2.5 million and 4.9 million shares of its Common Stock, respectively, under its share repurchase authorization at an aggregate cost of $100.1 million and $200.4 million, respectively. In addition, the Company paid dividends of $55.9 million and $53.1 million in fiscal 2016 and 2015, respectively.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2017 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2017.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2017 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$1,006.1	$56.0	$372.8	$294.8	$282.5
Operating leases	80.0	24.3	31.2	16.8	7.7
Purchase obligations(2)	831.1	831.0	0.1	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	595.7	35.8	79.9	48.5	431.5
	$2,512.9	$947.1	$484.0	$360.1	$721.7
_________________________

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2017.

(2)
The amounts for purchase obligations included above represent all obligations to purchase goods or services under agreements that are enforceable and legally binding and that specify all significant terms.

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $37.2 million of unrecognized tax benefits as of September 30, 2017 have been excluded from the Contractual Obligations table above. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2017.

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

The following is a summary of the Company’s commitments by period following September 30, 2017 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Customer financing guarantees to third parties	$101.9	$21.9	$29.3	$28.8	$21.9
Standby letters of credit	96.9	93.5	2.6	0.8	—
	$198.8	$115.4	$31.9	$29.6	$21.9

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 11 of the Notes to Consolidated Financial Statements.

Fiscal 2018 Outlook

The Company believes consolidated net sales will be $6.9 billion to $7.1 billion in fiscal 2018, an approximate 1% to 4% increase compared to fiscal 2017. The Company expects sales to grow in all non-defense segments and defense segment sales to be approximately flat compared to fiscal 2017. As a result of the expected increase in sales, anticipated improved operational performance in each of the non-defense segments and an expected adverse product mix in the defense segment, the Company expects consolidated operating income will be in the range of $510 million to $560 million, resulting in earnings per share of $4.20 to $4.60. The Company expects to incur approximately $5 million in pre-tax restructuring-related charges in fiscal 2018 in connection with plans announced in January 2017 to rationalize operations in the access equipment segment. Excluding expected access equipment segment restructuring-related charges, the Company expects adjusted consolidated operating income will be in the range of $515 million to $565 million, resulting in adjusted earnings per share of $4.25 to $4.65. Earnings per share assumes an average share count of 76 million shares, flat with fiscal 2017 as the Company expects to repurchase shares in fiscal 2018 sufficient to offset the dilution associated with the Company’s share-based compensation plans.

The Company believes access equipment segment sales will be between $3.1 billion and $3.2 billion in fiscal 2018, an increase of 2% to 6% compared to fiscal 2017. The Company expects the increase in sales will primarily result from continued positive rental market conditions, with rental companies again exercising a disciplined approach to their rental fleet capital expenditures. The Company also expects this segment to benefit from price realization. The Company expects operating income margins in the access equipment segment in fiscal 2018 will be in the range of 10.3% to 10.8%. Excluding expected restructuring-related charges, the Company expects adjusted operating income margins in the access equipment segment in fiscal 2018 will be in the range of 10.5% to 11.0%. The anticipated improvement in operating income margins from fiscal 2017 reflects the expected price realization and anticipated savings associated with the restructuring actions initiated in fiscal 2017, offset in part by higher material costs.

The Company expects defense segment sales will be between $1.8 billion and $1.85 billion in fiscal 2018, approximately flat with fiscal 2017 sales. The Company expects significantly lower international M-ATV volume as the Company finishes deliveries under the existing contract, offset by higher JLTV and FMTV sales. The Company expects defense segment operating income margins will be in the range of 9.5% to 9.75% in fiscal 2018, reflecting the operating margin impact of the shift in sales among the various programs.

The Company expects fire & emergency segment sales will be approximately $1.1 billion in fiscal 2018, an increase of approximately 7% from fiscal 2017 sales, reflecting an expected small increase in the North American fire apparatus market. The Company expects it will need to increase production rates at Pierce slightly to accommodate the higher sales level. The Company expects operating income margins in the fire & emergency segment to increase to a range of 10.5% to 11.0% in fiscal 2018 driven by improved absorption on higher sales, a continued solid pricing environment and further operational efficiency gains.

The Company estimates commercial segment sales will be between $950 million and $975 million in fiscal 2018. The Company expects the North American refuse collection vehicle market to be largely flat in fiscal 2018 compared to fiscal 2017. Despite aging fleets, the Company also does not expect an increase in the concrete mixer market from fiscal 2017, which remained 20% - 25% below pre-recession average levels. The Company expects operating income margins in this segment to be in the range of 5.75% to 6.25% as simplification initiatives that have either recently been launched, or that will be launched soon, are expected to improve margins. Additionally, the commercial segment is entering fiscal 2018 with a stronger backlog than fiscal 2017, which is expected to help reduce the impact of production variability that the segment experienced in fiscal 2017.

The Company expects corporate expenses in fiscal 2018 will be approximately $150 million. The Company estimates its effective tax rate for fiscal 2018 will be down approximately 60 basis points to 30.3%. The effective tax rate in fiscal 2018 includes an estimate for share-based compensation tax benefits. Excluding the tax impact of the expected access equipment segment restructuring-related charges, the Company expects the adjusted tax rate for fiscal 2018 will be approximately 30.5%.

The Company expects sales and operating income in the first quarter of fiscal 2018 to be higher than the first quarter of fiscal 2017, driven by higher defense segment sales related to the continued ramp up of the JLTV program and higher international M-ATV sales, as the Company ships the final units for that contract. With a backlog that is more than double the end of the prior year, the Company also expects higher sales in the access equipment segment in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. However, the Company expects that incremental margins in the access equipment segment in the first quarter of fiscal 2018 will be challenged as it deals with another quarter of higher material costs before the announced price increase takes effect at the beginning of the calendar year.

Non-GAAP Financial Measures

The Company is forecasting operating income, operating income margin and earnings per share excluding items that affect comparability. When the Company forecasts operating income, operating income margin and earnings per share, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company's operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. The table below presents a reconciliation of the Company's expected non-GAAP measures to the most directly comparable GAAP measures:

	Fiscal 2018 Expectations
	Low	High

Adjusted access equipment operating income margin (non-GAAP)	10.5%	11.0%
Restructuring-related costs	(0.2)%	(0.2)%
Access equipment operating income margin (GAAP)	10.3%	10.8%

Adjusted consolidated operating income (non-GAAP)	$515.0	$565.0
Restructuring-related costs	(5.0)	(5.0)
Consolidated operating income (GAAP)	$510.0	$560.0

Adjusted effective income tax rate (non-GAAP)	30.5%	30.5%
Impact of restructuring-related costs on effective income tax rate	(0.2)%	(0.2)%
Effective income tax rate (GAAP)	30.3%	30.3%

Adjusted earnings per share-diluted (non-GAAP)	$4.25	$4.65
Restructuring-related costs, net of tax	(0.05)	(0.05)
Earnings per share-diluted (GAAP)	$4.20	$4.60

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales, including estimated margins, are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 16% of the Company’s revenues for fiscal 2017 were recognized under the percentage-of-completion accounting method.

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

Percentage-of-Completion Accounting. The percentage-of-completion accounting method is used to account for long-term contracts that involve the design, development, manufacture, or modification of complex equipment to a buyer's specification. Contracts accounted for under this method generally are long-term in nature and may involve related services. Revenue is recognized on these types of contracts based on the extent of progress toward completion of the overall contract. The determination of the method to measure progress toward completion of a contract requires judgment, which is generally dependent on the nature of the Company's obligations under the contract. Under the units-of-delivery measure of progress, the extent of progress on a contract is measured as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at the completion of the contract. Revenues, including margins, are recorded as costs are incurred. The revenue and cost estimates used under the cost-to-cost measurement method are complex and involve significant judgment. The Company has implemented a rigorous Estimate at Completion (EAC) process that requires management to perform a detailed evaluation of contract progress and performance on at least a quarterly basis. During this process all key inputs and variables that may impact contract performance are analyzed and the EAC is updated for any changes. Adjustments to revenue, costs and operating income resulting from this process are recorded in the period they become known.

Inventories. Inventories are stated at the lower of cost or market (LCM) value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with customers for future orders, including their plans for expenditures, and market trends for similar products. The Company's judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, actions of the Company's competitors, including the introduction of new products and technological advances. The Company makes adjustments to its inventory reserves based on the identification of specific situations and increases its inventory reserves accordingly. At September 30, 2017, inventory had been reduced by $85.2 million as a result of LCM valuation and reserves for excess and obsolescence.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units' fair value to the Company's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2017. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2017. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2017.

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

At July 1, 2017, approximately 89% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. The Company is party to multiple agreements under which at September 30, 2017 it guaranteed an aggregate of $568.2 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2017 was $101.9 million.

Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customer/borrower and based on estimates and judgments made from information available at that time in accordance with FASB ASC Topic 460, Guarantees. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered as required by FASB ASC Topic 450, Contingencies. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default. Reserves for guarantees of the indebtedness of others under these contracts was $9.1 million at September 30, 2017. If the financial condition of the Company’s customer/borrower’s were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Product Liability. Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. A substantial portion of these claims and lawsuits involve the Company’s access equipment, concrete placement and refuse collection vehicle businesses, while such lawsuits in the Company’s defense and fire & emergency businesses have historically been limited. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of September 30, 2017, the Company was generally self-insured for future claims up to $5.0 million per claim.

The Company establishes product liability reserves for its self-insured retention portion of any known outstanding matters based on the likelihood of loss and the Company’s ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. The Company makes estimates based on available information and the Company’s best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances. The Company also utilizes actuarial methodologies to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of the adverse development of claims over time. At September 30, 2017, the estimated net liabilities for product and general liability claims totaled $39.1 million.

New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in fiscal 2017. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2017 increased 7.2% to $3.79 billion compared to $3.54 billion at September 30, 2016 due largely to strong order volumes in the non-defense segments. Access equipment segment backlog increased 152.2% to $452.2 million at September 30, 2017 compared to $179.3 million at September 30, 2016 primarily due to improved market conditions in North America and Europe. Defense segment backlog decreased 10.6% to $2.09 billion at September 30, 2017 compared to $2.33 billion at September 30, 2016 primarily due to the fulfillment of a large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 9.2% to $931.6 million at September 30, 2017 compared to $852.9 million at September 30, 2016 due largely to favorable custom chassis mix and a higher mix of aerial orders. Commercial segment backlog increased 85.2% to $321.0 million at September 30, 2017 compared to $173.3 million at September 30, 2016. Unit backlog for concrete mixers as of September 30, 2017 was up 61.8% due to a lower production rate for concrete mixers as a result of a shift to increase refuse collection vehicle production. Unit backlog for refuse collection vehicles as of September 30, 2017 was up 103.5%, compared to September 30, 2016 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately12% of the Company’s September 30, 2017 backlog is not expected to be filled in fiscal 2018.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2017, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $3.5 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$23.0	$315.0	$—	$—	$—	$—	$338.0	$338.0
Average interest rate	3.5078%	3.4243%	—%	—%	—%	—%	3.4300%
Fixed rate ($US)	$—	$—	$—	$—	$250.0	$250.0	$500.0	$524.0
Average interest rate	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%	5.3750%

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

The Company generally obtains firm quotations from its significant components suppliers for its orders under firm, fixed-price contracts in its defense segment. In the Company’s access equipment, fire & emergency and commercial segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Mexico, Canada, Belgium, France, Australia, Romania, the United Kingdom and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 25% of overall net sales in fiscal 2017, of which approximately 73% involved exports from the U.S. The majority of export sales in fiscal 2017 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and the Mexican peso and changes between the U.S. dollar and the Chinese renminbi.

The Company enters into certain forward foreign currency exchange contracts to mitigate the Company’s foreign currency exchange risk on monetary assets or liabilities. These contracts qualify as derivative instruments under FASB ASC Topic 815, Derivatives and Hedging; however, the Company has not designated all of these instruments as hedge transactions under ASC Topic 815. Accordingly, the mark-to-market impact of these derivatives is recorded each period to current earnings along with the offsetting foreign currency transaction gain/loss recognized on the related balance sheet exposure. At September 30, 2017, the Company was managing $87.2 million (notional) of foreign currency contracts, including $79.3 million (notional) which were not designated as accounting hedges. All outstanding foreign currency contracts as of September 30, 2017 will settle within 365 days.

The following table quantifies outstanding forward foreign exchange contracts intended to hedge non-U.S. dollar denominated cash, receivables and payables and the corresponding U.S. dollar impact on the value of these instruments assuming a 10% appreciation/depreciation of the sell currency at September 30, 2017 (dollars in millions):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Contractual Exchange Rate	Fair Value	10% Appreciation of Sell Currency	10% Depreciation of Sell Currency
Sell USD / Buy EUR	$28.8	1.2039	$(0.5)	$(2.8)	$2.8
Sell EUR / Buy SEK	18.9	0.1051	(0.2)	(1.9)	1.9
Sell AUD / Buy USD	13.1	0.8009	0.3	(1.3)	1.3
Sell EUR / Buy USD	11.6	1.2037	0.2	(1.1)	1.1
Sell CAD / Buy USD	7.9	0.7980	(0.4)	(0.9)	0.8
Sell CAD / Buy EUR	6.9	1.4783	—	(0.7)	0.7

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

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oshkosh Corporation and subsidiaries at September 30, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oshkosh Corporation
Oshkosh, Wisconsin

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2017 of the Company and our report dated November 21, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 21, 2017

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales	$6,829.6	$6,279.2	$6,098.1
Cost of sales	5,655.2	5,223.4	5,058.9
Gross income	1,174.4	1,055.8	1,039.2

Operating expenses:
Selling, general and administrative	665.6	612.4	587.4
Amortization of purchased intangibles	45.8	52.5	53.2
Asset impairment charge	—	26.9	—
Total operating expenses	711.4	691.8	640.6
Operating income	463.0	364.0	398.6

Other income (expense):
Interest expense	(59.8)	(60.4)	(70.1)
Interest income	4.9	2.1	2.5
Miscellaneous, net	3.2	1.3	(4.9)
Income before income taxes and equity in earnings of unconsolidated affiliates	411.3	307.0	326.1
Provision for income taxes	127.2	92.4	99.2
Income before equity in earnings of unconsolidated affiliates	284.1	214.6	226.9
Equity in earnings of unconsolidated affiliates	1.5	1.8	2.6
Net income	$285.6	$216.4	$229.5

Earnings per share attributable to common shareholders:
Basic	$3.82	$2.94	$2.94
Diluted	3.77	2.91	2.90

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2017	2016	2015
Net income	$285.6	$216.4	$229.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	27.7	(27.5)	(2.2)
Currency translation adjustments	22.5	(3.0)	(73.1)
Change in fair value of derivative instruments	(0.2)	(0.1)	0.1
Total other comprehensive income (loss), net of tax	50.0	(30.6)	(75.2)
Comprehensive income	$335.6	$185.8	$154.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$447.0	$321.9
Receivables, net	1,306.3	1,021.9
Inventories, net	1,198.4	979.8
Other current assets	88.1	93.9
Total current assets	3,039.8	2,417.5
Property, plant and equipment, net	469.9	452.1
Goodwill	1,013.0	1,003.5
Purchased intangible assets, net	507.8	553.5
Other long-term assets	68.4	87.2
Total assets	$5,098.9	$4,513.8

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$23.0	$20.0
Accounts payable	651.0	466.1
Customer advances	513.4	471.8
Payroll-related obligations	191.8	147.9
Other current liabilities	303.9	261.8
Total current liabilities	1,683.1	1,367.6
Long-term debt, less current maturities	807.9	826.2
Other long-term liabilities	300.5	343.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	802.2	782.3
Retained earnings	2,399.8	2,177.0
Accumulated other comprehensive loss	(125.0)	(175.0)
Common Stock in treasury, at cost (17,088,224 and 18,175,669 shares, respectively)	(770.5)	(808.7)
Total shareholders’ equity	2,307.4	1,976.5
Total liabilities and shareholders' equity	$5,098.9	$4,513.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2014	$0.9	$758.0	$1,840.1	$(69.2)	$(544.8)	$1,985.0
Net income	—	—	229.5	—	—	229.5
Employee pension and postretirement benefits, net of tax of ($1.2)	—	—	—	(2.2)	—	(2.2)
Currency translation adjustments	—	—	—	(73.1)	—	(73.1)
Cash dividends ($0.68 per share)	—	—	(53.1)	—	—	(53.1)
Repurchases of Common Stock	—	—	—	—	(200.4)	(200.4)
Exercise of stock options	—	0.3	—	—	8.3	8.6
Stock-based compensation expense	—	21.4	—	—	—	21.4
Excess tax benefit from stock-based compensation	—	3.8	—	—	—	3.8
Payment of earned performance shares	—	(7.4)	—	—	7.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.9)	(8.9)
Derivative instruments	—	—	—	0.1	—	0.1
Other	—	(4.6)	—	—	5.0	0.4
Balance at September 30, 2015	0.9	771.5	2,016.5	(144.4)	(733.4)	1,911.1
Net income	—	—	216.4	—	—	216.4
Employee pension and postretirement benefits, net of tax of ($14.2)	—	—	—	(27.5)	—	(27.5)
Currency translation adjustments	—	—	—	(3.0)	—	(3.0)
Cash dividends ($0.76 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	0.5	—	—	21.2	21.7
Stock-based compensation expense	—	18.7	—	—	—	18.7
Excess tax benefit from stock-based compensation	—	1.1	—	—	—	1.1
Payment of earned performance shares	—	(2.6)	—	—	2.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	(6.2)
Derivative instruments	—	—	—	(0.1)	—	(0.1)
Other	—	(6.9)	—	—	7.2	0.3
Balance at September 30, 2016	0.9	782.3	2,177.0	(175.0)	(808.7)	1,976.5
Net income	—	—	285.6	—	—	285.6
Employee pension and postretirement benefits, net of tax of $15.2	—	—	—	27.7	—	27.7
Currency translation adjustments	—	—	—	22.5	—	22.5
Cash dividends ($0.84 per share)	—	—	(62.8)	—	—	(62.8)
Exercise of stock options	—	4.3	—	—	35.6	39.9
Stock-based compensation expense	—	22.4	—	—	—	22.4
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.8)	(4.8)
Derivative instruments	—	—	—	(0.2)	—	(0.2)
Other	—	(5.5)	—	—	6.1	0.6
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
		as adjusted
	2017	2016	2015
Operating activities:
Net income	$285.6	$216.4	$229.5
Asset impairment charge	—	26.9	—
Depreciation and amortization	130.3	128.8	124.5
Stock-based compensation expense	22.4	18.7	21.4
Deferred income taxes	7.8	(17.0)	(12.2)
Gain on sale of assets	(6.6)	(19.1)	(9.3)
Foreign currency transaction (gains) losses	1.6	(1.1)	10.4
Other non-cash adjustments	0.1	0.3	14.1
Changes in operating assets and liabilities:
Receivables, net	(295.9)	(39.6)	(13.9)
Inventories, net	(202.3)	327.2	(378.8)
Other current assets	14.6	(19.0)	(1.7)
Accounts payable	177.2	(87.6)	(28.7)
Customer advances	41.5	31.6	130.1
Payroll-related obligations	43.5	31.2	(28.3)
Income taxes	(14.8)	(14.0)	17.6
Other current liabilities	43.7	10.8	(9.1)
Other long-term assets and liabilities	(2.2)	(10.6)	25.8
Total changes in operating assets and liabilities	(194.7)	230.0	(287.0)
Net cash provided by operating activities	246.5	583.9	91.4

Investing activities:
Additions to property, plant and equipment	(85.8)	(92.5)	(131.7)
Additions to equipment held for rental	(27.4)	(34.8)	(26.3)
Acquisition of a business, net of cash acquired	—	—	(10.0)
Proceeds from sale of equipment held for rental	49.5	40.2	26.8
Other investing activities	(1.5)	(2.1)	1.1
Net cash used by investing activities	(65.2)	(89.2)	(140.1)

Financing activities:
Net increase (decrease) in short-term debt	—	(33.5)	33.5
Proceeds from issuance of debt (original maturities greater than three months)	5.9	323.5	375.0
Repayments of debt (original maturities greater than three months)	(23.0)	(373.5)	(365.0)
Debt issuance costs	—	—	(15.5)
Repurchases of Common Stock	(4.8)	(106.3)	(209.3)
Dividends paid	(62.8)	(55.9)	(53.1)
Proceeds from exercise of stock options	39.9	21.7	8.6
Excess tax benefit from stock-based compensation	—	2.0	4.0
Net cash used by financing activities	(44.8)	(222.0)	(221.8)

Effect of exchange rate changes on cash	(11.4)	6.3	(0.4)
Increase (decrease) in cash and cash equivalents	125.1	279.0	(270.9)
Cash and cash equivalents at beginning of year	321.9	42.9	313.8
Cash and cash equivalents at end of year	$447.0	$321.9	$42.9

Supplemental disclosures:
Cash paid for interest	$57.1	$54.7	$51.0
Cash paid for income taxes	129.9	116.8	89.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG) and JerrDan Corporation (JerrDan). The Company's defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), Oshkosh Airport Products, LLC (Airport Products) and Kewaunee Fabrications, LLC (Kewaunee). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (McNeilus), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO), London Machinery Inc. and its wholly-owned subsidiary (London), Iowa Mold Tooling Co., Inc. (IMT) and Oshkosh Commercial Products, LLC (Oshkosh Commercial).

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

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the U.S. Department of Defense (DoD), generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales and estimated margins are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Bid and proposal costs are expensed as incurred. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 16%, 19% and 13% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2017, 2016 and 2015, respectively.

The Company invoices the government as the units are formally accepted. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

In fiscal 2017, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $6.3 million, net income by $3.9 million and earnings per share by $0.05.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $98.0 million, $103.1 million and $147.9 million during fiscal 2017, 2016 and 2015, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $23.0 million, $21.6 million and $22.1 million in fiscal 2017, 2016 and 2015, respectively.

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

Debt Financing Costs — Debt issuance costs on term debt are amortized using the interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related lines of credit. Amortization expense was $3.0 million, $3.0 million and $6.4 million (including $3.3 million of amortization related to early debt retirement) in fiscal 2017, 2016 and 2015, respectively.

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2017 and 2016. See Notes 9, 14 and 17 of the Notes to Consolidated Financial Statements for additional fair value information.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2017 consisted principally of bank deposits and money market instruments.

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

Concentration of credit risk with respect to trade accounts and lease receivables is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade and lease receivables are with the U.S. government, with rental companies globally, with companies in the ready-mix concrete industry, with municipalities and with several large waste haulers in the United States. The Company continues to monitor credit risk associated with its trade receivables.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 82.2% of the Company’s inventories at September 30, 2017 and 81.6% of the Company's inventories at September 30, 2016. For the remaining inventories, cost has been determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Depreciation expense is recognized over the estimated useful lives of the respective assets using accelerated and straight-line methods. The estimated useful lives range from ten to forty years for buildings and improvements, from four to twenty-five years for machinery and equipment and from three to ten years for software and related costs. The Company capitalizes interest on borrowings during the active construction period of major capital projects. All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test as of July 1 of each fiscal year. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment. When the fair value of the reporting unit is less than the carrying value of the reporting unit, a further analysis is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded a net foreign currency transaction gain of $0.2 million in fiscal 2017 and net foreign currency transaction losses of $1.2 million and $4.5 million in fiscal 2016 and 2015, respectively.

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

Reclassifications — Certain reclassifications have been made to the fiscal 2016 financial statements to conform with the fiscal 2017 presentation. “Deferred income tax liabilities,” which was previously presented as a separate line in the Consolidated Balance Sheets, are now reported in “Other long-term liabilities.”

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt the standard on October 1, 2018.

The Company has assembled a cross-functional team with representation from all business units that is dedicated to the implementation of this new accounting standard. The team, with the support of a project management office, is currently focused on executing a multi-phase program plan that will culminate with the adoption of the standard . The Company's Audit Committee has been receiving regular briefings on the implementation team's progress and potential implications related to adoption of the new standard. The Company has elected to adopt the new revenue recognition standard following the modified retrospective approach, as permitted by the standard. This approach will result in an adjustment to retained earnings for the cumulative effect of initially applying the new standard on its adoption date. The extent of changes that will be necessary to comply with the requirements of the new standard, as well as its financial impact remain under evaluation.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within the scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will be required to adopt ASU 2015-11 as of October 1, 2017. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 as of October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is part of the FASB's initiative to simplify accounting standards. The standard requires that all tax effects of share-based payments at settlement (or expiration) be recorded in the income statement at the time the tax effects arise. The standard also clarifies that cash flows resulting from share-based payments be reported as operating activities within the statement of cash flows, permits employers to withhold shares upon settlement of an award to satisfy an employee's tax liability up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election to estimate or use actual forfeitures when recognizing the expense of share-based compensation. The Company adopted ASU 2016-09 as of October 1, 2016 following a prospective approach for the income tax and earnings per share impacts and a retrospective approach for the cash flow impacts. The adoption of ASU 2016-09 resulted in $6.2 million and $8.9 million of cash outflows related to shares tendered for taxes on stock-based compensation being reclassified from operating cash flows to financing cash flows in fiscal 2016 and 2015, respectively.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectibility of the related financial asset. The Company will be required to adopt ASU 2016-13 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company's consolidated financial statements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The Company will be required to adopt ASU 2016-16 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-04 on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for capitalization, when applicable. The Company will be required to adopt ASU 2017-07 as of October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-07 on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The standard more closely aligns hedge accounting with risk management strategies, simplifies the application of hedge accounting, and increases transparency as to the scope and results of hedging programs. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company will be required to adopt ASU 2017-12 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's consolidated financial statements.

3.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2017	2016
U.S. government:
Amounts billed	$137.8	$49.0
Cost and profits not billed	137.9	55.3
	275.7	104.3
Other trade receivables	985.4	881.8
Finance receivables	5.8	7.6
Notes receivable	34.2	36.1
Other receivables	46.3	38.6
	1,347.4	1,068.4
Less allowance for doubtful accounts	(18.3)	(21.2)
	$1,329.1	$1,047.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2017	2016
Current receivables	$1,306.3	$1,021.9
Long-term receivables (included in “Other long-term assets”)	22.8	25.3
	$1,329.1	$1,047.2

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivables
	2017	2016	2017	2016
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.1	2.9	0.2	—

Receivables on nonaccrual status	3.7	4.5	21.3	25.1
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	2.1	3.1	—	—
Allowance for doubtful accounts	—	(0.1)	—	—
Receivables subject to specific reserves	3.7	4.5	34.2	36.1
Allowance for doubtful accounts	(1.5)	(0.9)	(10.0)	(13.0)

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company's products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a continuous basis and reflects any resulting reductions in value in current earnings.

Delinquency is the primary indicator of credit quality of finance receivables. The Company maintains a general allowance for finance receivables considered doubtful of future collection based upon historical experience. Additional allowances are established based upon the Company’s evaluation of the quality of the finance receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions. In circumstances where the Company believes collectability is no longer reasonably assured, a specific allowance is recorded to reduce the net recognized receivable to the amount reasonably expected to be collected. The terms of the finance agreements generally give the Company the ability to take possession of the underlying collateral. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2017, approximately 70% of the notes receivable balance outstanding was due from three parties. The Company continually evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time-frames in which no payments are required. At September 30, 2017, restructured finance receivables and notes receivables were $3.1 million and $10.0 million, respectively. Losses on troubled debt restructurings were not significant during fiscal 2017, 2016 or 2015, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Fiscal Year Ended September 30, 2017
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	1.4	(1.3)	0.7	0.8
Charge-off of accounts	(0.9)	(2.2)	(1.1)	(4.2)
Foreign currency translation	—	0.5	—	0.5
Allowance for doubtful accounts at end of year	$1.5	$10.0	$6.8	$18.3

	Fiscal Year Ended September 30, 2016
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$0.1	$12.7	$7.5	$20.3
Provision for doubtful accounts, net of recoveries	0.9	1.3	0.5	2.7
Charge-off of accounts	—	(1.0)	(0.9)	(1.9)
Foreign currency translation	—	—	0.1	0.1
Allowance for doubtful accounts at end of year	$1.0	$13.0	$7.2	$21.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Inventories

Inventories consisted of the following (in millions):

	September 30,
	2017	2016
Raw materials	$578.1	$481.2
Partially finished products	336.6	307.8
Finished products	398.1	286.9
Inventories at FIFO cost	1,312.8	1,075.9
Less: Progress/performance-based payments on U.S. government contracts	(31.6)	(17.8)
Excess of FIFO cost over LIFO cost	(82.8)	(78.3)
	$1,198.4	$979.8

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2017	2016
Land and land improvements	$58.5	$56.8
Buildings	298.5	283.4
Machinery and equipment	652.2	597.3
Software and related costs	149.6	147.4
Equipment on operating lease to others	30.0	25.7
	1,188.8	1,110.6
Less accumulated depreciation	(718.9)	(658.5)
	$469.9	$452.1

Depreciation expense was $81.5 million, $73.3 million and $64.9 million in fiscal 2017, 2016 and 2015, respectively. The Company recognized a long-lived asset impairment charge of $26.9 million during fiscal 2016. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at September 30, 2017 and 2016 was $21.6 million and $18.6 million, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Goodwill and Purchased Intangible Assets

As of July 1, 2017, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2017, the Company used a weighted-average cost of capital, depending on the reporting unit, of 9.0% to 10.5% (11.0% to 12.0% at July 1, 2016) and a terminal growth rate of 3.0% (3.0% at July 1, 2016). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2017, approximately 89% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending will continue to improve over time. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG's margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents changes in goodwill during fiscal 2017 and 2016 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2015	$874.2	$106.1	$20.8	$1,001.1
Foreign currency translation	2.4	—	—	2.4
Net goodwill at September 30, 2016	876.6	106.1	20.8	1,003.5
Foreign currency translation	9.3	—	0.2	9.5
Net goodwill at September 30, 2017	$885.9	$106.1	$21.0	$1,013.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2017			September 30, 2016
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,818.0	$(932.1)	$885.9	$1,808.7	$(932.1)	$876.6
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.9	(175.9)	21.0	196.7	(175.9)	20.8
	$2,123.0	$(1,110.0)	$1,013.0	$2,113.5	$(1,110.0)	$1,003.5

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2017
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.5)	$25.9
Technology-related	11.9	104.7	(99.7)	5.0
Customer relationships	12.8	555.0	(467.6)	87.4
Other	16.3	16.4	(14.7)	1.7
	14.4	731.5	(611.5)	120.0
Non-amortizable trade names		387.8	—	387.8
		$1,119.3	$(611.5)	$507.8

	September 30, 2016
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(28.0)	$27.4
Technology-related	11.9	104.7	(91.5)	13.2
Customer relationships	12.8	550.8	(427.4)	123.4
Other	16.3	16.5	(14.7)	1.8
	14.5	727.4	(561.6)	165.8
Non-amortizable trade names		387.7	—	387.7
		$1,115.1	$(561.6)	$553.5

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $25.1 million at September 30, 2017). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2017 are as follows: 2018 - $38.3 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million and 2022 - $4.9 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2017	2016
Rabbi trust, less current portion	$20.6	$20.5
Customer notes receivable	25.7	30.8
Deferred income taxes, net	4.2	8.4
Investments in unconsolidated affiliates	15.5	14.9
Other	11.0	24.4
	77.0	99.0
Less allowance for doubtful notes receivable	(8.6)	(11.8)
	$68.4	$87.2

The rabbi trust (the “Trust”) holds investments to fund certain of the Company's obligations under its nonqualified supplemental executive retirement plan (SERP). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company's creditors.

8.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2017 and 2016.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment under noncancelable operating leases was $48.0 million, $45.0 million and $45.1 million in fiscal 2017, 2016 and 2015, respectively.

Future minimum lease payments due under operating leases at September 30, 2017 were as follows: 2018 - $24.3 million; 2019 - $17.6 million; 2020 - $13.6 million; 2021 - $11.1 million; 2022 - $5.7 million; and thereafter - $7.7 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(0.8)	$334.2
5.375% Senior notes due March 2022	250.0	(3.5)	246.5
5.375% Senior notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.1)	827.9
Less current maturities			(20.0)
			$807.9

Revolving Credit Facility			$—
Other short-term debt			3.0
Current maturities of long-term debt			20.0
			$23.0

	September 30, 2016
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$355.0	$(1.4)	$353.6
5.375% Senior notes due March 2022	250.0	(4.3)	245.7
5.375% Senior notes due March 2025	250.0	(3.1)	246.9
	$855.0	$(8.8)	846.2
Less current maturities			(20.0)
			$826.2

Revolving Credit Facility			$—
Current maturities of long-term debt			20.0
			$20.0

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At September 30, 2017, outstanding letters of credit of $96.9 million reduced the available capacity under the Revolving Credit Facility to $753.1 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2017, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2017 was 2.74%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2017.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2015, the Company recognized $14.7 million of expense associated with the 2025 Senior Notes transaction, comprised of call premium, third-party costs and $3.3 million of write-off of unamortized debt issuance costs. Expenses related to the transaction were included in interest expense. Additionally, $3.7 million of debt issuance costs was recognized as a reduction of the carrying value of the related debt in connection with the transaction in fiscal 2015.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2017, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $260 million ($262 million at September 30, 2016) and $264 million ($263 million at September 30, 2016), respectively. The fair value of the Term Loan approximated book value at both September 30, 2017 and 2016. See Note 14 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

10.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded were $60.4 million, $46.8 million and $42.3 million in fiscal 2017, 2016 and 2015, respectively.

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums included in the following table totaled $30.8 million and $30.4 million at September 30, 2017 and 2016, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016
Balance at beginning of year	$89.6	$92.1
Warranty provisions	57.4	45.9
Settlements made	(51.8)	(52.5)
Changes in liability for pre-existing warranties, net	2.5	0.9
Premiums received	12.4	14.8
Amortization of premiums received	(12.0)	(11.3)
Foreign currency translation	0.7	(0.3)
Balance at end of year	$98.8	$89.6

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Guarantee Arrangements

The Company is party to multiple agreements whereby at September 30, 2017 and 2016 it guaranteed an aggregate of $568.2 million and $563.2 million, respectively, in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2017 and 2016 was $101.9 million and $116.3 million, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties' inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016
Balance at beginning of year	$8.4	$5.6
Provision for new credit guarantees	3.2	4.1
Changes for pre-existing guarantees, net	0.5	1.7
Amortization of previous guarantees	(3.1)	(3.0)
Foreign currency translation	0.1	—
Balance at end of year	$9.1	$8.4

12.    Shareholders’ Equity

On August 31, 2015 the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 from the balance remaining from prior authorizations. As of September 30, 2017, the Company repurchased 2,786,624 shares under this authorization at a cost of $112.0 million. As a result, the Company had 7,512,574 shares of Common Stock remaining under this repurchase authorization as of September 30, 2017. The Company did not repurchase any shares under this authorization during fiscal 2017. Including shares repurchased under prior authorizations, the Company repurchased 2.5 million shares and 4.9 million shares at a cost of $100.1 million and $200.4 million during fiscal 2016 and 2015, respectively. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 9 of the Notes to Consolidated Financial Statements for information regarding these restrictions.

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

At September 30, 2017, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $7.9 million. Net gains or losses related to hedge ineffectiveness were insignificant for all periods. Ineffectiveness is included in “Miscellaneous, net” in the Consolidated Statements of Income along with mark-to-market adjustments on outstanding non-designated derivatives. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is under twelve months.

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $79.3 million in notional amounts covering a variety of foreign currency exposures.

The Company has entered into interest rate contracts to create an economic hedge to manage changes in interest rates on an executory sales contract that exposes the Company to interest rate risk based on changes in market interest rates. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. The fair value of the interest rate related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2017, the U.S. dollar equivalent notional amount of these outstanding interest rate contracts totaled $11.7 million.

Fair Market Value of Financial Instruments — The fair values of all open derivative instruments were as follows (in millions):

	September 30, 2017		September 30, 2016
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$0.4	$—	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.5	0.8	0.1	0.4
Interest rate contracts	0.3	0.7	—	0.4
	$0.8	$1.9	$0.1	$0.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2017	2016	2015
Cash flow hedges:
Foreign exchange contracts	Net sales	$(0.1)	$—	$—
Foreign exchange contracts	Cost of sales	(0.1)	—	0.2
Foreign exchange contracts	Miscellaneous, net	(0.1)	(0.2)	0.1

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	3.5	(7.6)	12.7
Interest rate contracts	Miscellaneous, net	0.2	(0.2)	—
		$3.4	$(8.0)	$13.0

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2017 or 2016.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2017:
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
Interest rate contracts (c)	—	0.7	—	0.7

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.1	—	0.1

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
Interest rate contracts (c)	—	0.4	—	0.4
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

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Note 5 of the Notes to Consolidated Financial Statements for impairments of long-lived assets and Note 6 of the Notes to Consolidated Financial Statements for impairment valuation analysis of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

15.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At September 30, 2017, the Company had reserved 8,930,655 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

Under the 2017 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (SAR), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (RSU) or other stock-based awards. The 2017 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2017 Stock Plan generally become exercisable in equal installments over a 3-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than ten years from the date of grant. The exercise price of stock options and the market value of restricted stock unit awards are determined based on the closing market price of the Company's Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service as an employee of the Company. The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2017 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,190,550	$45.14	6,740,105
Equity compensation plans not approved by security holders	—	—	—
	2,190,550	$45.14	6,740,105

Total stock-based compensation expense (income) was as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Stock options	$7.5	$6.7	$6.0
Stock awards (shares and units)	11.6	9.7	11.5
Performance share awards	3.3	2.3	3.9
Cash-settled stock appreciation rights	3.3	3.4	(0.9)
Cash-settled restricted stock unit awards	0.5	0.9	0.9
Total stock-based compensation cost	26.2	23.0	21.4
Income tax benefit recognized for stock-based compensation	(9.6)	(8.4)	(7.9)
	$16.6	$14.6	$13.5

There was no annual award of stock-based compensation in fiscal 2015 as the date for the annual award was moved from September to November beginning with September 2015.

Stock Options — A summary of the Company’s stock option activity is as follows:

	Fiscal Year Ended September 30,
	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2,104,929	$39.55	2,369,872	$36.57	2,690,507	$36.20
Granted	393,975	66.89	567,550	41.52	6,725	44.92
Forfeited	(11,145)	52.54	(70,177)	44.31	(25,215)	42.20
Expired	—	—	(43,392)	49.19	(24,866)	54.41
Exercised	(956,068)	41.70	(718,924)	30.25	(277,279)	31.05
Outstanding, end of year	1,531,691	45.14	2,104,929	39.55	2,369,872	36.57
Exercisable, end of year	819,906	36.47	1,473,761	38.28	1,939,478	34.25

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of September 30, 2017 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$19.24	123,234	1.0	$14.54	$8.4	123,234	1.0	$14.54	$8.4
$28.96	-	$41.59	684,477	4.0	37.55	30.8	355,034	3.0	33.87	17.3
$46.94	-	$66.89	723,980	5.0	57.51	18.1	341,638	3.5	47.07	12.1
			1,531,691	4.2	45.14	$57.3	819,906	3.0	36.47	$37.8

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2017, 2016 and 2015 was $24.0 million, $12.6 million and $5.0 million, respectively. The actual income tax benefit realized totaled $8.8 million, $4.6 million and $1.8 million for those same periods.

As of September 30, 2017, the Company had $3.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2017	2016	2015
Assumptions:
Expected term (in years)	5.1	5.1	5.1
Expected volatility	37.30%	40.40%	42.08%
Risk-free interest rate	1.79%	1.73%	1.55%
Expected dividend yield	1.52%	1.65%	1.25%

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date. The weighted-average per share grant date fair values for stock option grants during fiscal 2017, 2016 and 2015 were $20.43, $13.44 and $15.54, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards — A summary of the Company’s stock award activity is as follows:

	Fiscal Year Ended September 30,
	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	313,806	$42.93	273,992	$46.84	609,869	$41.70
Granted	214,325	66.84	323,800	40.33	37,725	44.50
Forfeited	(16,381)	51.67	(53,928)	45.71	(17,606)	41.36
Vested	(159,591)	47.01	(230,058)	43.28	(355,996)	38.06
End of year	352,159	55.22	313,806	42.93	273,992	46.84

The total fair value of shares vested during fiscal 2017, 2016 and 2015 was $11.2 million, $10.7 million and $14.3 million, respectively. The actual income tax benefit realized totaled $4.1 million, $3.9 million and $5.3 million for those same periods.

As of September 30, 2017, the Company had $8.1 million of unrecognized compensation expense related to stock awards, which will be recognized over a weighted-average period of 2.0 years.

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows:

	Fiscal Year Ended September 30,
	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning of year	103,550	$49.83	129,475	$54.94	257,475	$45.44
Granted	49,800	79.01	78,175	47.07	—	—
Forfeited	—	—	(31,326)	52.90	—	—
Performance adjustments	36,750	54.84	(27,874)	54.71	(44,800)	35.84
Vested	(73,500)	54.84	(44,900)	54.59	(83,200)	35.84
End of year	116,600	60.71	103,550	49.83	129,475	54.94

Performance share awards generally vest over a three-year service period following the grant date. Performance shares vest under two separate measurement criteria. The first type vest only if the Company’s total shareholder return (TSR) over the three year term of the awards compares favorably to that of a comparator group of companies. The second type vest only if the Company’s return on invested capital (ROIC) over the vesting period compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting in the fiscal years ending September 30, 2017, 2016 and 2015 were 200%, 80% and 65% of target levels, respectively. Awards based on ROIC were not granted until fiscal 2016; therefore, these awards will not begin to be fully vested until September 2018. In October 2017, 75,495 shares of Common Stock were issued from treasury for unpaid performance shares that vested in fiscal 2017. An income tax benefit is recognized in the year of Common Stock issuance. The Company realized an income tax benefit of $0.9 million, $1.3 million and $4.1 million in fiscal 2017, 2016 and 2015, respectively, related to the issuance of Common Stock as part of the Company's performance share incentive compensation program.

As of September 30, 2017, the Company had $4.2 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.8 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Total Shareholder Return Performance Shares Granted During	2017	2016
Assumptions:
Expected term (in years)	2.86	2.88
Expected volatility	34.09%	33.28%
Risk-free interest rate	1.32%	1.20%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during fiscal 2017 and 2016 was $96.47 and $54.33 per award, respectively. There were no performance share awards granted in fiscal 2015 because of the change in annual grant date from September to November of the following fiscal year.

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

Cash-Settled Stock Appreciation Rights — In fiscal 2017 and 2016, the Company granted employees 11,750 and 27,900 cash-settled SARs, respectively. There were no cash-settled SARs granted during fiscal 2015. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. The total value of SARs exercised during fiscal 2017, 2016 and 2015 was $2.9 million, $1.2 million and $2.1 million, respectively.

As of September 30, 2017, the Company had $0.2 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.1 years.

Cash-Settled Restricted Stock Units — In fiscal 2017 and 2016, the Company granted employees 7,125 and 13,700 cash-settled RSUs, respectively. There were no cash-settled RSUs granted during fiscal 2015. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2017, 2016 and 2015 was $0.5 million, $0.6 million and $2.1 million, respectively.

As of September 30, 2017, the Company had $0.4 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.4 years.

16.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts warehousing to a third party logistics company. As a result, the access equipment segment ceased operations at its Orrville, Ohio parts warehouse by the end of fiscal 2017. This initiative was undertaken to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expects to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $1.9 million and $0.9 million was incurred in fiscal 2017 and fiscal 2016, respectively. With the Company’s announced intent to outsource its aftermarket parts distribution to a third party, the Company abandoned an information system which was developed

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to support aftermarket parts distribution and recognized a pre-tax impairment charge of $26.9 million in the fourth quarter of fiscal 2016.

On January 26, 2017, as part of simplification activities in support of the Company’s MOVE strategy, the access equipment segment announced it had committed to certain restructuring plans. The plans included the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of a UK-based engineering facility. The announced plans also included the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company expects total implementation costs for these actions to be approximately $50.0 million, including approximately $11.0 million of operating costs related to the plans that are expected to result in future benefit to the Company. The Company incurred approximately $33.9 million of the pre-tax implementation costs in fiscal 2017 and expects the remainder to be incurred in fiscal 2018. The access equipment segment recognized $9.4 million of additional costs related to these plans within “Cost of sales” in fiscal 2017.

Pre-tax restructuring charges for fiscal year ended September 30, 2017 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$35.8	$—	$35.8

Pre-tax restructuring charges for fiscal year ended September 30, 2016 were as follows (in millions):

	Cost of Sales	Operating Expenses	Total
Access equipment	$0.9	$26.9	$27.8

Changes in the Company's restructuring reserves for fiscal 2017 and 2016 were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2015	$—	$—	$—	$—
Restructuring provision	0.9	26.9	—	27.8
Utilized - noncash	—	(26.9)	—	(26.9)
Balance at September 30, 2016	0.9	—	—	0.9
Restructuring provision	27.3	4.3	4.2	35.8
Utilized - cash	(9.7)	—	(3.3)	(13.0)
Utilized - noncash	—	(4.3)	—	(4.3)
Foreign currency translation	1.3	—	0.1	1.4
Balance at September 30, 2017	$19.8	$—	$1.0	$20.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Employee Benefit Plans

Defined Benefit Plans — Oshkosh and certain of its subsidiaries sponsor multiple defined benefit pension plans for certain employees providing services to Oshkosh, Oshkosh Defense, Airport Products, Oshkosh Commercial and Pierce. The benefits provided are based primarily on average compensation, years of service and date of birth. Hourly plans are generally based on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. Effective December 31, 2012, salaried participants in the pension plans no longer receive credit, other than for vesting purposes, for eligible earnings. In December 2013, the Pierce pension plan was amended to close participation in the plan for new production employees. Effective October 1, 2016, the Oshkosh Defense hourly defined benefit pension plan was closed to new production employees, who will instead participate in an expanded Company-sponsored, defined contribution plan.

Supplemental Executive Retirement Plans — The Company maintains defined benefit and defined contribution SERPs for certain executive officers of Oshkosh and its subsidiaries. In fiscal 2013, the Oshkosh defined benefit SERP was amended to freeze benefits under the plan and certain executive officers became eligible for the new Oshkosh defined contribution SERP. At the same time, the Company established the Trust to fund obligations under the Oshkosh SERPs. As of September 30, 2017, the Trust held assets of $21.7 million. The Trust assets are subject to claims of the Company's creditors. The Trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognized $2.0 million, $1.8 million and $0.8 million of expense under the Oshkosh defined contribution SERP in fiscal 2017, 2016 and 2015, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans for Oshkosh Defense, JLG, Pierce and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of and for the fiscal years ended September 30, 2017 and 2016, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2017	2016	2017	2016

Accumulated benefit obligation at September 30	$468.9	$474.9	$50.0	$47.2

Change in projected benefit obligation
Benefit obligation at October 1	$482.3	$414.9	$47.2	$37.5
Service cost	10.7	8.8	2.5	2.0
Interest cost	17.8	18.3	1.6	1.5
Actuarial loss (gain)	(12.1)	56.4	0.5	8.3
Participant contributions	0.2	0.2	—	—
Plan amendments	—	1.1	—	—
Curtailments	0.5	—	—	—
Benefits paid	(26.6)	(13.2)	(1.8)	(2.1)
Currency translation adjustments	0.9	(4.2)	—	—
Benefit obligation at September 30	$473.7	$482.3	$50.0	$47.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Postretirement
	Pension Benefits		Health and Other
	2017	2016	2017	2016
Change in plan assets
Fair value of plan assets at October 1	$334.0	$312.5	$—	$—
Actual return on plan assets	43.5	37.7	—	—
Company contributions	17.7	3.1	1.8	2.1
Participant contributions	0.2	0.2	—	—
Expenses paid	(1.9)	(2.2)	—	—
Benefits paid	(26.6)	(13.2)	(1.8)	(2.1)
Currency translation adjustments	0.9	(4.1)	—	—
Fair value of plan assets at September 30	$367.8	$334.0	$—	$—
Funded status of plan - underfunded at September 30	$(105.9)	$(148.3)	$(50.0)	$(47.2)

Recognized in consolidated balance sheet at September 30
Accrued benefit liability (current liability)	$(1.9)	$(2.0)	$(1.1)	$(1.5)
Accrued benefit liability (long-term liability)	(104.0)	(146.3)	(48.9)	(45.7)
	$(105.9)	$(148.3)	$(50.0)	$(47.2)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(41.7)	$(69.0)	$(4.6)	$(4.5)
Prior service (cost) benefit	(7.9)	(9.1)	8.0	8.7
	$(49.6)	$(78.1)	$3.4	$4.2

Weighted-average assumptions as of September 30
Discount rate	3.85%	3.70%	3.71%	3.47%
Expected return on plan assets	5.93%	5.78%	n/a	n/a

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30
	2017	2016
Projected benefit obligation	$473.7	$482.3
Accumulated benefit obligation	468.9	474.9
Fair value of plan assets	367.8	334.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost (income) for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost (income)
Service cost	$10.7	$8.8	$8.2	$2.5	$2.0	$1.7
Interest cost	17.8	18.3	18.1	1.6	1.5	1.7
Expected return on plan assets	(17.9)	(17.4)	(17.9)	—	—	—
Amortization of prior service cost (benefit)	1.8	1.8	1.7	(0.9)	(0.9)	(0.9)
Curtailment/settlement	0.5	—	—	—	—	(3.4)
Amortization of net actuarial loss (gain)	4.5	2.3	2.6	0.2	(0.1)	0.1
Expenses paid	1.9	2.2	2.8	—	—	—
Net periodic benefit cost (income)	$19.3	$16.0	$15.5	$3.4	$2.5	$(0.8)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(37.8)	$36.6	$10.0	$0.5	$8.3	$(7.7)
Prior service cost	—	1.1	1.1	—	—	—
Amortization of prior service benefit (cost)	(1.8)	(1.8)	(1.7)	0.9	0.9	0.9
Curtailment/settlement	—	—	—	—	—	3.4
Amortization of net actuarial (loss) gain	(4.5)	(2.3)	(2.6)	(0.2)	0.1	(0.1)
	$(44.1)	$33.6	$6.8	$1.2	$9.3	$(3.5)

Weighted-average assumptions
Discount rate	3.70%	4.45%	4.52%	3.47%	4.08%	4.04%
Expected return on plan assets	5.78%	6.03%	6.25%	n/a	n/a	n/a

In connection with staffing reductions in the defense segment, the Company recorded post-employment curtailment gains of $3.4 million during fiscal 2015.

Amounts expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2018 included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at September 30, 2017 are prior service costs of $1.8 million ($1.1 million net of tax) and unrecognized net actuarial losses of $1.9 million ($1.2 million net of tax).

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 7.0% in fiscal 2017, declining to 5.0% in fiscal 2025. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2017 would increase by $12.9 million and the net periodic postretirement benefit cost for fiscal 2018 would increase by $2.1 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2017 by $9.1 million and the net periodic postretirement benefit cost for fiscal 2018 would decrease by $1.4 million.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, 2017 by asset category, were as follows:

	Target %	Actual
Asset Category
Fixed income	30% - 40%	37%
Large-cap equity	25% - 35%	34%
Mid-cap equity	5% - 15%	7%
Small-cap equity	5% - 15%	9%
Global equity	5% - 15%	10%
Other	0% - 5%	3%
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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017:
Common stocks
U.S. companies (a)	$70.8	$5.7	$—	$76.5
International companies (b)	—	11.4	—	11.4
Mutual funds (a)	71.3	—	—	71.3
Government and agency bonds (c)	—	5.4	—	5.4
Corporate bonds and notes (d)	—	4.5	—	4.5
Money market funds (e)	9.1	—	—	9.1
	$151.2	$27.0	$—	178.2
Investments measured at net asset value (NAV) (f)				189.6
				$367.8

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016:
Common stocks
U.S. companies (a)	$66.8	$5.4	$—	$72.2
International companies (b)	—	11.5	—	11.5
Mutual funds (a)	61.9	—	—	61.9
Government and agency bonds (c)	—	5.3	—	5.3
Corporate bonds and notes (d)	—	6.0	—	6.0
Money market funds (e)	5.8	—	—	5.8
	$134.5	$28.2	$—	162.7
Investments measured at net asset value (NAV) (f)				171.3
				$334.0
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security “best” price, exchange rate for underlying security's currency against the U.S. Dollar and ratio of underlying security to American depository receipt.

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that calculate fair value based on NAV per share practical expedient as of September 30, 2017 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period(1)
Common collective trust	$189.6	$—	N/A	15 days
_________________________

(1)	Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to make contributions of approximately $15.0 million to its pension plans in fiscal 2018.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Postretirement Health and Other
Fiscal Year Ending	Pension Benefits
September 30,	Qualified	Non-Qualified
2018	$12.3	$1.9	$1.1
2019	13.5	1.9	1.6
2020	14.9	1.9	2.2
2021	16.2	1.8	2.7
2022	17.5	1.8	3.1
2023-2027	107.0	9.7	20.8

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

3.	If the Company chooses to withdraw from the multi-employer plan, the Company may be required to pay a withdrawal liability based on the underfunded status of the plan at that time.

As of December 31, 2016, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. Effective January 1, 2007, the plan's Board of Trustees voluntarily elected to have the zone status changed to Red as defined by the Pension Protection Act of 2006. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for fiscal 2017, 2016 or 2015. The Company made contributions to the plan of $1.2 million in each of fiscal 2017, 2016 and 2015.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. For pension replacement plans, the Company contributes between 2% and 6% of an employee's base pay, depending on age. Amounts expensed for Company matching and discretionary contributions were $37.6 million, $35.6 million and $33.4 million in fiscal 2017, 2016 and 2015, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Domestic	$392.7	$277.1	$316.4
Foreign	18.6	29.9	9.7
	$411.3	$307.0	$326.1

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Allocated to Income Before Equity in Earnings of Unconsolidated Affiliates
Current:
Federal	$104.9	$103.6	$108.8
Foreign	13.5	3.2	1.5
State	1.0	2.6	1.1
Total current	119.4	109.4	111.4
Deferred:
Federal	6.6	(18.5)	(10.8)
Foreign	4.2	2.0	(1.3)
State	(3.0)	(0.5)	(0.1)
Total deferred	7.8	(17.0)	(12.2)
	$127.2	$92.4	$99.2

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$15.1	$(14.2)	$(1.2)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2017	2016	2015
Effective Rate Reconciliation
U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.3	1.3	2.5
Foreign taxes	0.6	(1.7)	(2.4)
Tax audit settlements	—	0.1	(2.6)
Valuation allowance	0.5	(0.6)	0.4
Domestic tax credits	(4.2)	(1.5)	(1.3)
Manufacturing deduction	(2.8)	(3.0)	(2.8)
Share-based compensation	(1.3)	—	—
Other, net	1.8	0.5	1.6
	30.9%	30.1%	30.4%

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2017, the Company recorded discrete tax benefits of $20.1 million (4.9% of pre-tax income), which included benefits related to excess tax benefit from share-based compensation, provision to return adjustments for federal, state, and foreign jurisdictions, tax reserve releases due to expiration of statutes of limitations and other resolutions, and releases of valuation allowances on deferred tax assets for federal capital loss and state net operating loss carryforwards. During fiscal 2016, the Company recorded discrete tax benefits of $7.5 million (2.4% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2016, provision to return adjustments for federal, state, and foreign jurisdictions, and tax reserve releases due to expiration of statutes of limitations. During fiscal 2015, the Company recorded discrete tax benefits of $13.8 million (4.2% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2015 and settlement of audits and expiration of statutes of limitations.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2017	2016
Deferred tax assets:
Other long-term liabilities	$81.0	$109.9
Losses and credits	31.2	36.4
Accrued warranty	31.8	27.0
Other current liabilities	24.5	31.1
Payroll-related obligations	34.9	28.2
Receivables	7.0	6.3
Other	12.4	(0.8)
Gross deferred tax assets	222.8	238.1
Less valuation allowance	(10.4)	(8.6)
Deferred tax assets, net	212.4	229.5

Deferred tax liabilities:
Intangible assets	154.8	167.0
Property, plant and equipment	52.4	47.4
Inventories	17.6	15.5
Other	3.6	2.5
Deferred tax liabilities	228.4	232.4
Deferred tax liabilities, net of deferred tax assets	$(16.0)	$(2.9)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2017	2016
Long-term net deferred tax asset	$4.2	$8.4
Long-term net deferred tax liability	(20.2)	(11.3)
Net deferred tax liabilities	$(16.0)	$(2.9)

As of September 30, 2017, the Company had $50.4 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from eight years to an unlimited period. In addition, the Company had $227.8 million of state net operating loss carryforwards, which are subject to expiration in 2018 to 2037 and state credit carryforwards of $16.1 million, which are subject to expiration in 2022 to 2031. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards and state credit carryforwards were $15.0 million, $7.6 million and $8.6 million, respectively. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of future taxable income. The Company maintains a valuation allowance against foreign deferred tax assets and state deferred tax assets of $8.3 million and $2.1 million, respectively, as of September 30, 2017.

The Company provides for U.S. income taxes on undistributed earnings of its foreign operations except to the extent that they are considered to be indefinitely reinvested. On a quarterly basis, the Company examines its reinvestment plan, evaluating the profitability and cash requirements for its U.S. and overseas operations and its ability to mobilize funds. To the extent that the Company's assessment of the earnings and funding needs of its foreign subsidiaries changes, deferred U.S. and foreign income taxes, and foreign withholding taxes may need to be accrued. At September 30, 2017, the Company had undistributed earnings generated by foreign operations of $184.4 million, all of which is considered to be indefinitely reinvested. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Balance at beginning of year	$37.4	$27.0	$33.5
Additions for tax positions related to current year	1.2	7.6	4.6
Additions for tax positions related to prior years	6.0	8.4	2.1
Reductions for tax positions related to prior years	(5.5)	(1.1)	—
Settlements	—	(3.0)	(8.6)
Lapse of statutes of limitations	(1.9)	(1.5)	(4.5)
Foreign currency translation	—	—	(0.1)
Balance at end of year	$37.2	$37.4	$27.0

As of September 30, 2017, net unrecognized tax benefits of $18.5 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During fiscal 2017, 2016 and 2015, the Company recognized income of $0.4 million, $1.2 million and $3.0 million related to interest and penalties, respectively. At September 30, 2017 and 2016, the Company had accruals for the payment of interest and penalties of $9.8 million and $10.0 million, respectively. During fiscal 2018, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $7.0 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2016, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2012 and 2013. As of September 30, 2017, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2013 - 2017
Belgium	2014 - 2017
Brazil	2011 - 2017
Canada	2013 - 2017
China	2012 - 2017
Romania	2011 - 2017
The Netherlands	2012 - 2017
United States (federal)	2014 - 2017
United States (state and local)	2006 - 2017

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(44.2)	$(25.0)	$—	$(69.2)
Other comprehensive income (loss) before reclassifications	(3.7)	(73.1)	0.3	(76.5)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	(0.2)	1.3
Net current period other comprehensive income (loss)	(2.2)	(73.1)	0.1	(75.2)
Balance at September 30, 2015	(46.4)	(98.1)	0.1	(144.4)
Other comprehensive income (loss) before reclassifications	(29.5)	(3.0)	(0.2)	(32.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	—	0.1	2.1
Net current period other comprehensive income (loss)	(27.5)	(3.0)	(0.1)	(30.6)
Balance at September 30, 2016	(73.9)	(101.1)	—	(175.0)
Other comprehensive income (loss) before reclassifications	23.7	22.5	(0.2)	46.0
Amounts reclassified from accumulated other comprehensive income (loss)	4.0	—	—	4.0
Net current period other comprehensive income (loss)	27.7	22.5	(0.2)	50.0
Balance at September 30, 2017	$(46.2)	$(78.6)	$(0.2)	$(125.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 17 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Amortization of employee pension and postretirement benefits items
Prior service costs	$(0.9)	$(0.9)	$(0.8)
Actuarial losses	(4.7)	(2.2)	(2.7)
Curtailment/settlement	(0.5)	—	1.2
Total before tax	(6.1)	(3.1)	(2.3)
Tax benefit	2.1	1.1	0.8
Net of tax	$(4.0)	$(2.0)	$(1.5)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted earnings per common share was as follows (in millions, except share amounts):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net income	$285.6	$216.4	$229.5
Earnings allocated to participating securities	—	—	(0.5)
Earnings available to common shareholders	$285.6	$216.4	$229.0

Basic weighted-average common shares outstanding	74,674,115	73,570,020	77,990,432
Dilutive stock options and other equity-based compensation awards	1,115,930	862,898	1,101,303
Participating restricted stock	—	—	(110,317)
Diluted weighted-average common shares outstanding	75,790,045	74,432,918	78,981,418

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2017	2016	2015
Stock options	381,350	224,200	1,153,252

21.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2017 and 2016, the estimated net liabilities for product and general liability claims totaled $39.1 million and $38.3 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $598.4 million and $503.6 million at September 30, 2017 and 2016, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $96.9 million and $110.8 million at September 30, 2017 and 2016, respectively.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2017, approximately 27% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
DoD	$1,314.6	$1,205.0	$922.1
Foreign military sales	32.1	1.8	0.3
Total DoD sales	$1,346.7	$1,206.8	$922.4

No other customer represented more than 10% of sales for fiscal 2017, 2016 or 2015.

Certain risks are inherent in doing business with the DoD, including technological changes and changes in levels of defense spending. All DoD contracts contain a provision that they may be terminated at any time at the convenience of the U.S. government. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination.

Because the Company is a relatively large defense contractor, the Company’s U.S. government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on U.S. government procurement regulations, under certain circumstances the Company could be fined, as well as suspended or debarred from U.S. government contracting. During a suspension or debarment, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export-Import Bank, Overseas Private Investment Corporation and similar U.S. government agencies.

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

22.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by the President and Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:
Access Equipment: This segment consists of JLG and JerrDan. JLG manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JerrDan manufactures and markets towing and recovery equipment in the U.S. and abroad.
Defense: This segment consists of Oshkosh Defense. Oshkosh Defense manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 70.6%, 86.1% and 91.9% of the segment’s sales for fiscal 2017, 2016 and 2015, respectively.

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

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments, including costs to start up the corporate-led shared manufacturing facility in Mexico, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2017			2016			2015
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,629.6	$—	$1,629.6	$1,539.5	$—	$1,539.5	$1,627.0	$—	$1,627.0
Telehandlers	661.8	—	661.8	773.9	—	773.9	1,126.1	—	1,126.1
Other	735.0	—	735.0	699.0	—	699.0	647.5	—	647.5
Total access equipment	3,026.4	—	3,026.4	3,012.4	—	3,012.4	3,400.6	—	3,400.6

Defense	1,818.6	1.5	1,820.1	1,349.3	1.8	1,351.1	931.8	8.0	939.8

Fire & emergency	1,015.4	15.5	1,030.9	941.5	11.8	953.3	791.5	23.6	815.1

Commercial
Concrete placement	474.0	—	474.0	463.6	—	463.6	461.0	—	461.0
Refuse collection	391.1	—	391.1	409.1	—	409.1	385.0	—	385.0
Other	99.3	5.9	105.2	103.3	3.2	106.5	128.2	3.8	132.0
Total commercial	964.4	5.9	970.3	976.0	3.2	979.2	974.2	3.8	978.0
Corporate and intersegment eliminations	4.8	(22.9)	(18.1)	—	(16.8)	(16.8)	—	(35.4)	(35.4)
Consolidated	$6,829.6	$—	$6,829.6	$6,279.2	$—	$6,279.2	$6,098.1	$—	$6,098.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2017	2016	2015
Operating income (loss):
Access equipment (a)	$259.1	$263.4	$407.0
Defense	207.9	122.5	9.2
Fire & emergency	104.2	67.0	43.8
Commercial	43.8	67.6	64.5
Corporate	(152.0)	(156.5)	(126.0)
Intersegment eliminations	—	—	0.1
Consolidated	463.0	364.0	398.6
Interest expense net of interest income (b)	(54.9)	(58.3)	(67.6)
Miscellaneous other income (expense)	3.2	1.3	(4.9)
Income before income taxes and equity in earnings of unconsolidated affiliates	$411.3	$307.0	$326.1
_________________________

(a)
Fiscal 2017 results include $35.8 million of restructuring costs and $9.4 million of operating expenses related to restructuring plans. Fiscal 2016 results include a $26.9 million asset impairment charge and a $0.9 million workforce reduction charge.

(b)	Fiscal 2015 results include $14.7 million in debt extinguishment costs.

	Fiscal Year Ended September 30,
	2017	2016	2015
Depreciation and amortization:
Access equipment	$72.1	$77.0	$74.1
Defense	14.5	11.1	12.2
Fire & emergency	9.4	9.7	10.3
Commercial	12.7	12.0	11.2
Corporate (a)	21.6	19.0	16.7
Consolidated	$130.3	$128.8	$124.5

Capital expenditures:
Access equipment (b)	$51.4	$52.5	$56.6
Defense	31.9	22.2	2.2
Fire & emergency	7.2	7.2	4.7
Commercial (b)	10.9	10.0	11.5
Corporate (c)	11.8	35.4	83.0
Consolidated	$113.2	$127.3	$158.0
_________________________

(a)	Includes $3.3 million in fiscal 2015 related to the write-off of deferred financing fees due to the early extinguishment of the related debt.

(b)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

(c)	Fiscal 2016 and 2015 include capital expenditures for an enterprise-wide information system and the corporate-led shared manufacturing facility in Mexico that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2017	2016
Identifiable assets:
Access equipment:
U.S.	$1,905.5	$1,856.0
Europe	541.0	521.5
Rest of the world	246.1	193.7
Total access equipment	2,692.6	2,571.2
Defense:
U.S.	775.1	522.2
Rest of the world	7.0	3.0
Total defense	782.1	525.2
Fire & emergency - U.S.	552.6	522.7
Commercial:
U.S.	377.3	358.4
Rest of the world	42.3	33.4
Total commercial	419.6	391.8
Corporate:
U.S. (a)	543.9	408.3
Rest of the world (b)	108.1	94.6
Total corporate	652.0	502.9
Consolidated	$5,098.9	$4,513.8
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes the corporate-led shared manufacturing facility in Mexico that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2017	2016	2015
Net sales:
United States	$5,094.8	$4,756.6	$4,789.3
Other North America	191.6	219.5	302.8
Europe, Africa and the Middle East	1,146.9	905.5	564.4
Rest of the world	396.3	397.6	441.6
Consolidated	$6,829.6	$6,279.2	$6,098.1

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Year Ended September 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,837.5	$1,181.7	$(189.6)	$6,829.6
Cost of sales	1.9	4,838.0	1,004.4	(189.1)	5,655.2
Gross income (loss)	(1.9)	999.5	177.3	(0.5)	1,174.4
Selling, general and administrative expenses	136.5	424.2	104.9	—	665.6
Amortization of purchased intangibles	—	38.4	7.4	—	45.8
Operating income (loss)	(138.4)	536.9	65.0	(0.5)	463.0
Interest expense	(56.9)	(54.4)	(2.2)	53.7	(59.8)
Interest income	3.4	18.1	37.1	(53.7)	4.9
Miscellaneous, net	91.7	(179.6)	91.1	—	3.2
Income (loss) before income taxes	(100.2)	321.0	191.0	(0.5)	411.3
Provision for (benefit from) income taxes	(29.3)	93.7	63.0	(0.2)	127.2
Income (loss) before equity in earnings of affiliates	(70.9)	227.3	128.0	(0.3)	284.1
Equity in earnings of consolidated subsidiaries	356.5	81.7	42.5	(480.7)	—
Equity in earnings of unconsolidated affiliates	—	—	1.5	—	1.5
Net income	285.6	309.0	172.0	(481.0)	285.6
Other comprehensive income (loss), net of tax	50.0	18.1	22.5	(40.6)	50.0
Comprehensive income	$335.6	$327.1	$194.5	$(521.6)	$335.6

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
As of September 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$399.5	$4.6	$42.9	$—	$447.0
Receivables, net	28.3	1,025.5	316.1	(63.6)	1,306.3
Inventories, net	—	819.3	379.1	—	1,198.4
Other current assets	45.4	31.9	10.8	—	88.1
Total current assets	473.2	1,881.3	748.9	(63.6)	3,039.8
Investment in and advances to consolidated subsidiaries	3,138.3	1,340.4	(59.6)	(4,419.1)	—
Intercompany receivables	48.0	261.6	1,971.8	(2,281.4)	—
Intangible assets, net	—	909.5	611.3	—	1,520.8
Other long-term assets	69.1	242.9	226.3	—	538.3
Total assets	$3,728.6	$4,635.7	$3,498.7	$(6,764.1)	$5,098.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11.6	$517.2	$176.4	$(54.2)	$651.0
Customer advances	—	510.7	2.7	—	513.4
Other current liabilities	105.2	304.9	118.0	(9.4)	518.7
Total current liabilities	116.8	1,332.8	297.1	(63.6)	1,683.1
Long-term debt, less current maturities	807.9	—	—	—	807.9
Intercompany payables	452.9	1,780.5	48.0	(2,281.4)	—
Other long-term liabilities	43.6	134.1	122.8	—	300.5
Total shareholders’ equity	2,307.4	1,388.3	3,030.8	(4,419.1)	2,307.4
Total liabilities and shareholders' equity	$3,728.6	$4,635.7	$3,498.7	$(6,764.1)	$5,098.9

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(49.5)	$153.9	$142.1	$—	$246.5

Investing activities:
Additions to property, plant and equipment	(7.4)	(53.2)	(25.2)	—	(85.8)
Additions to equipment held for rental	—	—	(27.4)	—	(27.4)
Proceeds from sale of equipment held for rental	—	—	49.5	—	49.5
Intercompany investing	—	467.5	(122.2)	(345.3)	—
Other investing activities	(2.0)	0.5	—	—	(1.5)
Net cash provided (used) by investing activities	(9.4)	414.8	(125.3)	(345.3)	(65.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	—	5.9	—	5.9
Repayments of debt (original maturities greater than three months)	(20.0)	—	(3.0)	—	(23.0)
Repurchases of Common Stock	(4.8)	—	—	—	(4.8)
Dividends paid	(62.8)	—	—	—	(62.8)
Proceeds from exercise of stock options	39.9	—	—	—	39.9
Intercompany financing	220.7	(566.0)	—	345.3	—
Net cash provided (used) by financing activities	173.0	(566.0)	2.9	345.3	(44.8)

Effect of exchange rate changes on cash	—	0.2	(11.6)	—	(11.4)
Increase in cash and cash equivalents	114.1	2.9	8.1	—	125.1
Cash and cash equivalents at beginning of year	285.4	1.7	34.8	—	321.9
Cash and cash equivalents at end of year	$399.5	$4.6	$42.9	$—	$447.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(211.3)	$466.7	$328.5	$—	$583.9

Investing activities:
Additions to property, plant and equipment	(22.4)	(40.4)	(29.7)	—	(92.5)
Additions to equipment held for rental	—	—	(34.8)	—	(34.8)
Proceeds from sale of equipment held for rental	—	0.6	39.6	—	40.2
Intercompany investing	(0.7)	(405.8)	(297.2)	703.7	—
Other investing activities	(2.0)	(0.1)	—	—	(2.1)
Net cash used by investing activities	(25.1)	(445.7)	(322.1)	703.7	(89.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	320.0	—	3.5	—	323.5
Repayments of debt (original maturities greater than three months)	(370.0)	—	(3.5)	—	(373.5)
Net decrease in short-term debt	(33.5)	—	—	—	(33.5)
Repurchases of Common Stock	(106.3)	—	—	—	(106.3)
Dividends paid	(55.9)	—	—	—	(55.9)
Proceeds from exercise of stock options	21.7	—	—	—	21.7
Excess tax benefit from stock-based compensation	2.0	—	—	—	2.0
Intercompany financing	729.0	(26.0)	0.7	(703.7)	—
Net cash provided (used) by financing activities	507.0	(26.0)	0.7	(703.7)	(222.0)

Effect of exchange rate changes on cash	—	0.4	5.9	—	6.3
Increase (decrease) in cash and cash equivalents	270.6	(4.6)	13.0	—	279.0
Cash and cash equivalents at beginning of year	14.8	6.3	21.8	—	42.9
Cash and cash equivalents at end of year	$285.4	$1.7	$34.8	$—	$321.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2015

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(169.9)	$58.5	$202.8	$—	$91.4

Investing activities:
Additions to property, plant and equipment	(29.3)	(27.9)	(74.5)	—	(131.7)
Additions to equipment held for rental	—	—	(26.3)	—	(26.3)
Acquisition of a business, net of cash acquired	—	—	(10.0)	—	(10.0)
Proceeds from sale of equipment held for rental	—	—	26.8	—	26.8
Intercompany investing	(30.7)	(2.8)	(154.2)	187.7	—
Other investing activities	0.7	0.9	(0.5)	—	1.1
Net cash used by investing activities	(59.3)	(29.8)	(238.7)	187.7	(140.1)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	375.0	—	—	—	375.0
Repayments of debt (original maturities greater than three months)	(365.0)	—	—	—	(365.0)
Net increase in short-term debt	33.5	—	—	—	33.5
Debt issuance costs	(15.5)	—	—	—	(15.5)
Repurchases of Common Stock	(209.3)	—	—	—	(209.3)
Dividends paid	(53.1)	—	—	—	(53.1)
Proceeds from exercise of stock options	8.6	—	—	—	8.6
Excess tax benefit from stock-based compensation	4.0	—	—	—	4.0
Intercompany financing	184.0	(26.0)	29.7	(187.7)	—
Net cash provided (used) by financing activities	(37.8)	(26.0)	29.7	(187.7)	(221.8)

Effect of exchange rate changes on cash	—	(1.1)	0.7	—	(0.4)
Increase (decrease) in cash and cash equivalents	(267.0)	1.6	(5.5)	—	(270.9)
Cash and cash equivalents at beginning of year	281.8	4.7	27.3	—	313.8
Cash and cash equivalents at end of year	$14.8	$6.3	$21.8	$—	$42.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2017
	4th Quarter (a)	3rd Quarter (b)	2nd Quarter (c)	1st Quarter (d)
Net sales	$1,963.0	$2,036.9	$1,618.3	$1,211.4
Gross income	326.5	386.9	261.3	199.7
Operating income	134.5	211.9	80.4	36.2
Net income	93.5	128.6	44.3	19.2

Earnings per share:
Basic	$1.25	$1.72	$0.59	$0.26
Diluted	$1.23	$1.69	$0.58	$0.26

Common Stock per share dividends	$0.21	$0.21	$0.21	$0.21
_________________________

(a)	The fourth quarter of fiscal 2017 was impacted by restructuring-related charges of $15.8 million ($11.5 million after-tax) in the access equipment segment.

(b)	The third quarter of fiscal 2017 was impacted by restructuring-related charges of $11.1 million ($11.5 million after-tax) in the access equipment segment.

(c)	The second quarter of fiscal 2017 was impacted by restructuring-related charges of $17.6 million ($14.0 million after-tax) in the access equipment segment.

(d)	The first quarter of fiscal 2017 was impacted by restructuring-related charges of $0.7 million ($0.4 million after-tax) in the access equipment segment.

	Fiscal Year Ended September 30, 2016
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter
Net sales	$1,755.4	$1,747.5	$1,524.3	$1,252.0
Gross income	299.1	314.6	259.3	182.8
Operating income	95.5	146.8	91.4	30.3
Net income	61.5	84.2	56.1	14.6

Earnings per share:
Basic	$0.83	$1.15	$0.77	$0.20
Diluted	$0.82	$1.13	$0.76	$0.19

Common Stock per share dividends	$0.19	$0.19	$0.19	$0.19
_________________________

(a)	The fourth quarter of fiscal 2016 was impacted by a combined $27.8 million ($17.5 million after-tax) asset impairment and workforce reduction charge in the access equipment segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2017, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1: Elections of Directors Board of Director Nominees - Committees,” “Governance of the Company — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Agreements” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,190,550	$45.14	6,740,105
Equity compensation plans not approved by security holders	—	—	—
	2,190,550	$45.14	6,740,105
_________________________

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the Company’s 2004 Incentive Stock and Awards Plan, 2009 Incentive Stock and Awards Plan, as amended and restated, and 2017 Incentive Stock and Award Plan, all of which were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption “Proposal 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2017, are contained in Item 8:

2.    Financial Statement Schedule:

Schedule II — Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.    Exhibits:

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

EXHIBIT INDEX

3.1	Articles of Incorporation of Oshkosh Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 30, 2014 (File No. 1-31371)).

3.2
By-Laws of Oshkosh Corporation, as amended effective September 13, 2016 (incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 13, 2016 (File No. 1-31371)).

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

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Joseph H. Kimmitt and David M. Sagehorn (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of John J. Bryant, Ignacio A. Cortina, James W. Johnson, Marek W. May, Robert S. Messina, Bradley M. Nelson, Frank R. Nerenhausen, Tina R. Schoner and Robert H. Sims (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Mark M. Radue (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.5
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.7
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.8
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.9
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.10
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.11
Framework for Awards of Performance Shares based on Total Shareholder Return under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.12
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.13
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.14
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.15
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.16
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement) (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.17
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.18
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.19
Letter Agreement, dated October 24, 2012, between Oshkosh Corporation and Colleen R. Moynihan (incorporated by reference to Exhibit (e)(29) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated October 26, 2012) (File No. 1-31371)).*

10.20
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.21
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.22
Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.23
Form of Severance Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.24
Form of Key Executive Employment Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.25
Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 (File No. 1-31371)).*

10.26
Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation's definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

10.27	Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan.*

10.28	Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock Awards Plan.*

10.29	Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Options Award Agreement.*

10.30	Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement.*

10.31	Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting).*

10.32	Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International).*

10.33	Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General).*

11	Computation of per share earnings (contained in Note 20 of “Notes to Consolidated Financial Statements” of the Company's Annual Report on Form 10-K for the year ended September 30, 2017).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 21, 2017.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 21, 2017.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 21, 2017.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 21, 2017.

101
The following materials from Oshkosh Corporation's Annual Report on Form 10-K for the year ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Shareholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

November 21, 2017	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 21, 2017	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer and Director (Principal Executive Officer)

November 21, 2017	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 21, 2017	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 21, 2017	By	/s/ Keith J. Allman
Keith J. Allman, Director

November 21, 2017	By	/s/ Peter B. Hamilton
Peter B. Hamilton, Director

November 21, 2017	By	/s/ Leslie F. Kenne
Leslie F. Kenne, Director

November 21, 2017	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

November 21, 2017	By	/s/ Steven C. Mizell
Steven C. Mizell, Director

November 21, 2017	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Director

November 21, 2017	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt, Chairman of the Board

November 21, 2017	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

November 21, 2017	By	/s/ John S. Shiely
John S. Shiely, Director

November 21, 2017	By	/s/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2017, 2016 and 2015
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2015	$21.8	$2.0	$(3.5)	$20.3

2016	$20.3	$2.7	$(1.8)	$21.2

2017	$21.2	$0.8	$(3.7)	$18.3
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.