Form 10-Q
period 2017-12-31
OSHKOSH CORP
filed 2018-01-25
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of January 18, 2018, 74,645,959 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2017	2016
Net sales	$1,586.3	$1,211.4
Cost of sales	1,344.1	1,011.7
Gross income	242.2	199.7

Operating expenses:
Selling, general and administrative	157.8	151.0
Amortization of purchased intangibles	10.6	12.5
Total operating expenses	168.4	163.5
Operating income	73.8	36.2

Other income (expense):
Interest expense	(15.4)	(14.7)
Interest income	1.7	0.8
Miscellaneous, net	0.5	1.3
Income before income taxes and equity in earnings of unconsolidated affiliates	60.6	23.6
Provision for income taxes	4.7	5.2
Income before equity in earnings of unconsolidated affiliates	55.9	18.4
Equity in earnings of unconsolidated affiliates	0.5	0.8
Net income	$56.4	$19.2

Earnings per share attributable to common shareholders:
Basic	$0.75	$0.26
Diluted	0.74	0.26

Cash dividends declared per share on Common Stock	$0.24	$0.21

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended December 31,
	2017	2016
Net income	$56.4	$19.2
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.5	0.8
Currency translation adjustments	2.1	(30.4)
Total other comprehensive income (loss), net of tax	2.6	(29.6)
Comprehensive income (loss)	$59.0	$(10.4)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$379.1	$447.0
Receivables, net	1,229.4	1,306.3
Inventories, net	1,219.9	1,198.4
Other current assets	88.2	88.1
Total current assets	2,916.6	3,039.8
Property, plant and equipment, net	458.0	469.9
Goodwill	1,015.8	1,013.0
Purchased intangible assets, net	497.3	507.8
Other long-term assets	74.4	68.4
Total assets	$4,962.1	$5,098.9

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$29.7	$23.0
Accounts payable	554.8	651.0
Customer advances	551.3	513.4
Payroll-related obligations	129.6	191.8
Other current liabilities	300.0	303.9
Total current liabilities	1,565.4	1,683.1
Long-term debt, less current maturities	803.4	807.9
Other long-term liabilities	299.9	300.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	799.3	802.2
Retained earnings	2,438.2	2,399.8
Accumulated other comprehensive loss	(122.4)	(125.0)
Common Stock in treasury, at cost (17,477,614 and 17,088,224 shares, respectively)	(822.6)	(770.5)
Total shareholders’ equity	2,293.4	2,307.4
Total liabilities and shareholders' equity	$4,962.1	$5,098.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	19.2	—	—	19.2
Employee pension and postretirement benefits, net of tax of $0.5	—	—	—	0.8	—	0.8
Currency translation adjustments	—	—	—	(30.4)	—	(30.4)
Cash dividends ($0.21 per share)	—	—	(15.6)	—	—	(15.6)
Exercise of stock options	—	5.7	—	—	20.5	26.2
Stock-based compensation expense	—	6.5	—	—	—	6.5
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.1)	—	—	3.2	0.1
Balance at December 31, 2016	$0.9	$790.1	$2,180.6	$(204.6)	$(786.7)	$1,980.3

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	56.4	—	—	56.4
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.5	—	0.5
Currency translation adjustments	—	—	—	2.1	—	2.1
Cash dividends ($0.24 per share)	—	—	(18.0)	—	—	(18.0)
Repurchases of Common Stock	—	—	—	—	(63.7)	(63.7)
Exercise of stock options	—	(1.8)	—	—	10.4	8.6
Stock-based compensation expense	—	7.5	—	—	—	7.5
Payment of earned performance shares	—	(2.7)	—	—	2.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.4)	(7.4)
Other	—	(5.9)	—	—	5.9	—
Balance at December 31, 2017	$0.9	$799.3	$2,438.2	$(122.4)	$(822.6)	$2,293.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Three Months Ended December 31,
	2017	2016
Operating activities:
Net income	$56.4	$19.2
Depreciation and amortization	31.4	32.1
Stock-based compensation expense	7.5	6.5
Deferred income taxes	(27.8)	8.4
Gain on sale of assets	(0.6)	(0.3)
Foreign currency transaction (gains) losses	(0.8)	0.4
Other non-cash adjustments	0.9	0.8
Changes in operating assets and liabilities	(37.8)	16.7
Net cash provided by operating activities	29.2	83.8

Investing activities:
Additions to property, plant and equipment	(18.7)	(14.2)
Additions to equipment held for rental	(1.2)	(12.9)
Proceeds from sale of equipment held for rental	2.5	5.3
Other investing activities	(0.8)	(0.2)
Net cash used by investing activities	(18.2)	(22.0)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	6.5	—
Repayments of debt (original maturities greater than three months)	(5.0)	(20.0)
Repurchases of Common Stock	(71.1)	(3.0)
Dividends paid	(18.0)	(15.6)
Proceeds from exercise of stock options	8.6	26.2
Net cash used by financing activities	(79.0)	(12.4)

Effect of exchange rate changes on cash	0.1	(1.7)
Increase (decrease) in cash and cash equivalents	(67.9)	47.7
Cash and cash equivalents at beginning of period	447.0	321.9
Cash and cash equivalents at end of period	$379.1	$369.6

Supplemental disclosures:
Cash paid for interest	$6.8	$6.6
Cash paid for income taxes	0.8	22.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2017. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries.

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

The Company has assembled a cross-functional team with representation from all segments that is dedicated to the implementation of this new accounting standard. The team, with the support of a project management office, is focused on executing a multi-phase plan that will culminate with the adoption of the standard. The cross-functional team focused on concluding and documenting key accounting positions during the three months ended December 31, 2017. The Company's Audit Committee has been receiving regular briefings on the implementation team's progress and potential implications related to adoption of the new standard. The internal control and process changes necessary to comply with the requirements of the new standard as well as its financial impact remain under evaluation.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within the scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 on October 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The standard more closely aligns hedge accounting with risk management strategies, simplifies the application of hedge accounting, and increases transparency as to the scope and results of hedging programs. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	December 31,	September 30,
	2017	2017
U.S. government:
Amounts billed	$64.3	$137.8
Costs and profits not billed	233.4	137.9
	297.7	275.7
Other trade receivables	890.7	985.4
Finance receivables	13.9	5.8
Notes receivable	24.8	34.2
Other receivables	43.0	46.3
	1,270.1	1,347.4
Less allowance for doubtful accounts	(14.5)	(18.3)
	$1,255.6	$1,329.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2017	2017
Current receivables	$1,229.4	$1,306.3
Long-term receivables (included in “Other long-term assets”)	26.2	22.8
	$1,255.6	$1,329.1

Finance and notes receivable aging and accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Aging of receivables that are past due:
Greater than 30 days and less than 60 days	$—	$—	$—	$—
Greater than 60 days and less than 90 days	—	—	—	—
Greater than 90 days	2.1	2.1	0.2	0.2

Receivables on nonaccrual status	3.6	3.7	20.1	21.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.8	2.1	—	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	12.1	3.7	24.8	34.2
Allowance for doubtful accounts	(1.4)	(1.5)	(6.1)	(10.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2017, approximately 70% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At December 31, 2017, restructured finance and notes receivables were $3.0 million and $6.1 million, respectively. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2017 and 2016.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.5	$10.0	$6.8	$18.3	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	—	(4.0)	0.2	(3.8)	1.1	(0.6)	(0.5)	—
Charge-off of accounts	—	—	(0.1)	(0.1)	—	(0.1)	(0.2)	(0.3)
Foreign currency translation	—	0.1	—	0.1	—	(0.7)	—	(0.7)
Allowance for doubtful accounts at end of period	$1.5	$6.1	$6.9	$14.5	$2.1	$11.6	$6.5	$20.2

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Inventories

Inventories consisted of the following (in millions):

	December 31,	September 30,
	2017	2017
Raw materials	$606.0	$578.1
Partially finished products	347.3	336.6
Finished products	378.5	398.1
Inventories at FIFO cost	1,331.8	1,312.8
Less: Progress/performance-based payments on U.S. government contracts	(27.6)	(31.6)
Excess of FIFO cost over LIFO cost	(84.3)	(82.8)
	$1,219.9	$1,198.4

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,	September 30,
	2017	2017
Land and land improvements	$58.1	$58.5
Buildings	298.2	298.5
Machinery and equipment	657.6	652.2
Software and related costs	151.7	149.6
Equipment on operating lease to others	28.8	30.0
	1,194.4	1,188.8
Less accumulated depreciation	(736.4)	(718.9)
	$458.0	$469.9

Depreciation expense was $20.1 million and $18.9 million for the three months ended December 31, 2017 and 2016, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2017 and September 30, 2017 was $19.8 million and $21.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in goodwill during the three months ended December 31, 2017 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2017	$885.9	$106.1	$21.0	$1,013.0
Foreign currency translation	2.9	—	(0.1)	2.8
Net goodwill at December 31, 2017	$888.8	$106.1	$20.9	$1,015.8

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2017			September 30, 2017
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,820.9	$(932.1)	$888.8	$1,818.0	$(932.1)	$885.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.9	(175.9)	21.0
	$2,125.8	$(1,110.0)	$1,015.8	$2,123.0	$(1,110.0)	$1,013.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2017
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.8)	$25.6
Technology-related	11.9	104.7	(101.2)	3.5
Customer relationships	12.8	555.0	(476.3)	78.7
Other	16.4	16.5	(14.8)	1.7
	14.4	731.6	(622.1)	109.5
Non-amortizable trade names		387.8	—	387.8
		$1,119.4	$(622.1)	$497.3

	September 30, 2017
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.5)	$25.9
Technology-related	11.9	104.7	(99.7)	5.0
Customer relationships	12.8	555.0	(467.6)	87.4
Other	16.3	16.4	(14.7)	1.7
	14.4	731.5	(611.5)	120.0
Non-amortizable trade names		387.8	—	387.8
		$1,119.3	$(611.5)	$507.8

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2018 and the five years succeeding September 30, 2018 are as follows: 2018 (remaining nine months) - $27.7 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; and 2023 - $3.5 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$330.0	$(0.7)	$329.3
5.375% Senior Notes due March 2022	250.0	(3.3)	246.7
5.375% Senior Notes due March 2025	250.0	(2.6)	247.4
	$830.0	$(6.6)	823.4
Less current maturities			(20.0)
			$803.4

Other short-term debt			$9.7
Current maturities of long-term debt			20.0
			$29.7

	September 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(0.8)	$334.2
5.375% Senior Notes due March 2022	250.0	(3.5)	246.5
5.375% Senior Notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.1)	827.9
Less current maturities			(20.0)
			$807.9

Other short-term debt			$3.0
Current maturities of long-term debt			20.0
			$23.0

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving credit facility (Revolving Credit Facility) that matures in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At December 31, 2017, outstanding letters of credit of $94.9 million reduced available capacity under the Revolving Credit Facility to $755.1 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2017, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2017 was 2.85%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2017.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2017, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $257 million ($260 million at September 30, 2017) and $264 million ($264 million at September 30, 2017), respectively. The fair value of the Term Loan approximated book value at both December 31, 2017 and September 30, 2017. See Note 11 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $30.8 million and $29.4 million at December 31, 2017 and 2016, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$98.8	$89.6
Warranty provisions	12.0	10.7
Settlements made	(12.8)	(11.9)
Changes in liability for pre-existing warranties, net	1.2	(1.1)
Premiums received	2.6	2.8
Amortization of premiums received	(2.6)	(2.9)
Foreign currency translation	0.1	(1.0)
Balance at end of period	$99.3	$86.2

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at December 31, 2017 it guaranteed an aggregate of $665.3 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2017 was $122.8 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$9.1	$8.4
Provision for new credit guarantees	1.3	0.6
Changes for pre-existing guarantees, net	—	0.1
Amortization of previous guarantees	(0.6)	(0.5)
Foreign currency translation	—	(0.1)
Balance at end of period	$9.8	$8.5

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. The Company repurchased 748,000 shares of Common Stock under this authorization during the three months ended December 31, 2017 at a cost of $63.7 million. The Company did not repurchase any shares under this authorization during the three months ended December 31, 2016. As of December 31, 2017, the Company repurchased 3,534,624 shares under this authorization at a cost of $175.7 million. The Company had 6,764,574 shares of Common Stock remaining under this repurchase authorization as of December 31, 2017. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

11.    Fair Value Measurement

FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2017.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
SERP plan assets (a)	$22.2	$—	$—	$22.2
Foreign currency exchange derivatives (b)	—	0.8	—	0.8
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.9	$—	$0.9
Interest rate contracts (c)	—	0.2	—	0.2

September 30, 2017
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
Interest rate contracts (c)	—	0.7	—	0.7
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

12.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At December 31, 2017, the Company had reserved 8,175,910 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2017 and 2016 was $8.5 million ($6.6 million net of tax) and $7.9 million ($5.0 million net of tax), respectively.

13.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expected to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $0.2 million and $0.7 million was incurred in the three months ended December 31, 2017 and December 31, 2016, respectively.

In January 2017, the access equipment segment announced it had committed to certain restructuring plans as part of simplification activities in support of the Company’s MOVE strategy. The plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company recognized $3.1 million of restructuring costs under this program in the three months ended December 31, 2017 and expects another $4 million to be recognized in fiscal 2018.

The Company had originally expected total implementation costs for the September 2016 and January 2017 access equipment segment restructuring actions to be between $48 million and $53 million. The Company made significant progress on implementing these actions in fiscal 2017 however, during the three months ended December 31, 2017, the Company experienced issues that caused operational inefficiencies resulting in additional costs. The Company now expects total costs for these actions to be approximately $73 million, including approximately $30 million of operating costs. During the three months ended December 31, 2017, the access equipment segment recognized $13.0 million of operational costs related to these actions, and the Company expects another $6 million to be recognized in fiscal 2018.

In December 2017, the commercial segment announced it will undertake certain restructuring actions to realign a portion of the business under three product platforms. The Company expects to incur approximately $4.0 million of total restructuring-related costs in connection with the plan, which primarily consists of employee severance and termination benefits costs and one-time costs associated with the exit of underperforming branch facilities. The Company recognized $2.5 million of the costs in the three months ended December 31, 2017 and expects the remaining amount to be recognized in fiscal 2018.

Pre-tax restructuring charges for the three months ended December 31, 2017 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$3.3	$—	$3.3
Commercial	0.6	1.9	2.5
Total	$3.9	$1.9	$5.8

Pre-tax restructuring charges for the three months ended December 31, 2016 were as follows (in millions):

	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$0.7	$—	$0.7
Commercial	—	0.4	0.4
Total	$0.7	$0.4	$1.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company's restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2017	$19.8	$—	$1.0	$20.8
Restructuring provision	3.7	1.0	1.1	5.8
Utilized - cash	(7.0)	—	(1.0)	(8.0)
Utilized - noncash	—	(1.0)	—	(1.0)
Foreign currency translation	0.3	—	—	0.3
Balance at December 31, 2017	$16.8	$—	$1.1	$17.9

Employee Severance and Termination Benefits
Balance at September 30, 2016	$0.9
Restructuring provision	1.1
Utilized - cash	(0.3)
Balance at December 31, 2016	$1.7

14.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Components of net periodic benefit cost
Service cost	$3.1	$3.3
Interest cost	4.5	4.4
Expected return on plan assets	(5.0)	(4.5)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	0.5	1.0
Net periodic benefit cost	$3.5	$4.6

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Components of net periodic benefit cost
Service cost	$0.9	$0.6
Interest cost	0.5	0.4
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net actuarial loss	—	0.1
Net periodic benefit cost	$1.2	$0.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Income Taxes

The Company recorded income tax expense of $4.7 million for the three months ended December 31, 2017, or 7.8% of pre-tax income, compared to $5.2 million, or 21.8% of pre-tax income, for the three months ended December 31, 2016. Results for the three months ended December 31, 2017 were favorably impacted by $10.3 million of net discrete tax benefits, including a $3.3 million benefit related to share-based compensation tax deductions, and a $6.5 million net benefit related to new tax legislation in the United States. Results for the three months ended December 31, 2016 were favorably impacted by $2.8 million of discrete tax benefits, including $2.1 million of tax benefits related to the release of valuation allowances on deferred tax assets for state net operating loss carryforwards and $0.7 million related to the release of valuation allowances on deferred taxes on federal capital loss carryforwards.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income, in the three months ended December 31, 2017. Both of the tax benefit and the tax charge represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations, but also its intent and ability to modify its structure. The Company's currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $37.3 million and $37.2 million as of December 31, 2017 and September 30, 2017, respectively. As of December 31, 2017, net unrecognized tax benefits, excluding interest and penalties, of $21.1 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2017 and 2016, the Company recognized costs of $0.3 million and $0.4 million, respectively, related to interest and penalties. At December 31, 2017, the Company had accruals for the payment of interest and penalties of $10.2 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $3.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	2.1	—	2.6
Balance at end of period	$(45.7)	$(76.5)	$(0.2)	$(122.4)

	Three Months Ended December 31, 2016
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$(175.0)
Other comprehensive income (loss) before reclassifications	—	(30.4)	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	—	0.8
Net current period other comprehensive income (loss)	0.8	(30.4)	(29.6)
Balance at end of period	$(73.1)	$(131.5)	$(204.6)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Amortization of employee pension and postretirement benefits items
Prior service costs	$0.2	$0.2
Actuarial losses	0.5	1.1
Total before tax	0.7	1.3
Tax benefit	(0.2)	(0.5)
Net of tax	$0.5	$0.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Earnings Per Share

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended December 31,
	2017	2016
Basic Earnings Per Share:
Weighted-average common shares outstanding	74,846,829	74,280,377

Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,846,829	74,280,377
Dilutive stock options and other equity-based compensation awards	1,177,636	1,104,540
Diluted weighted-average common shares outstanding	76,024,465	75,384,917

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2017	2016
Stock options	261,675	393,975

18.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2017 and September 30, 2017, the estimated net liabilities for product and general liability claims totaled $40.0 million and $39.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $630.3 million and $598.4 million at December 31, 2017 and September 30, 2017, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $94.9 million and $96.9 million at December 31, 2017 and September 30, 2017, respectively.

Other Matters - The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, breach of contract, warranty and state dealership regulation compliance proceedings, that arise in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution of all such matters and claims will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company's bid was not selected, and the Company subsequently submitted a legal challenge of that conclusion. In May 2016, the Canadian International Trade Tribunal (the “Tribunal”) ruled in the Company's favor in connection with that challenge. In December 2017, the Tribunal issued its determination outlining the compensation to which the Company is entitled as a result of the challenge. Due to the expectation that the Canadian government will appeal this matter, the Company has not recognized any gain for this matter as it is not yet realized or realizable.

19.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by the President and Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, share-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$323.5	$—	$323.5	$233.7	$—	$233.7
Telehandlers	129.5	—	129.5	93.3	—	93.3
Other	175.2	—	175.2	162.2	—	162.2
Total access equipment	628.2	—	628.2	489.2	—	489.2

Defense	493.2	0.3	493.5	294.2	0.3	294.5

Fire & emergency	224.9	4.2	229.1	229.1	3.4	232.5

Commercial
Concrete placement	111.5	—	111.5	84.4	—	84.4
Refuse collection	101.2	—	101.2	92.2	—	92.2
Other	27.0	1.7	28.7	21.5	1.1	22.6
Total commercial	239.7	1.7	241.4	198.1	1.1	199.2
Corporate and intersegment eliminations	0.3	(6.2)	(5.9)	0.8	(4.8)	(4.0)
Consolidated	$1,586.3	$—	$1,586.3	$1,211.4	$—	$1,211.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Operating income (loss):
Access equipment	$13.8	$24.4
Defense	65.2	23.8
Fire & emergency	25.1	17.0
Commercial	8.3	4.6
Corporate	(38.6)	(33.6)
Consolidated	73.8	36.2
Interest expense, net of interest income	(13.7)	(13.9)
Miscellaneous other income	0.5	1.3
Income before income taxes and equity in earnings of unconsolidated affiliates	$60.6	$23.6

	December 31,	September 30,
	2017	2017
Identifiable assets:
Access equipment:
U.S.	$1,884.5	$1,905.5
Europe	525.0	541.0
Rest of the World	242.0	246.1
Total access equipment	2,651.5	2,692.6
Defense:
U.S.	818.0	775.1
Rest of the World	6.5	7.0
Total defense	824.5	782.1
Fire & emergency - U.S.	526.9	552.6
Commercial:
U.S.	359.4	377.3
Rest of the World	41.2	42.3
Total commercial	400.6	419.6
Corporate:
U.S. (a)	457.5	543.9
Rest of the World (b)	101.1	108.1
Total corporate	558.6	652.0
Consolidated	$4,962.1	$5,098.9
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2017	2016
Net sales:
United States	$1,233.2	$1,018.3
Other North America	43.5	35.7
Europe, Africa and Middle East	235.5	71.6
Rest of the World	74.1	85.8
Consolidated	$1,586.3	$1,211.4

20.    Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,372.2	$267.9	$(53.8)	$1,586.3
Cost of sales	(0.9)	1,153.0	245.7	(53.7)	1,344.1
Gross income (loss)	0.9	219.2	22.2	(0.1)	242.2
Selling, general and administrative expenses	37.8	90.3	29.7	—	157.8
Amortization of purchased intangibles	—	9.2	1.4	—	10.6
Operating income (loss)	(36.9)	119.7	(8.9)	(0.1)	73.8
Interest expense	(19.0)	(13.5)	(0.8)	17.9	(15.4)
Interest income	1.3	8.0	10.3	(17.9)	1.7
Miscellaneous, net	25.2	(62.0)	37.3	—	0.5
Income (loss) before income taxes	(29.4)	52.2	37.9	(0.1)	60.6
Provision for (benefit from) income taxes	3.0	36.6	(35.1)	0.2	4.7
Income (loss) before equity in earnings of affiliates	(32.4)	15.6	73.0	(0.3)	55.9
Equity in earnings of consolidated subsidiaries	88.8	57.1	(31.6)	(114.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.5	—	0.5
Net income	56.4	72.7	41.9	(114.6)	56.4
Other comprehensive income (loss), net of tax	2.6	0.2	2.2	(2.4)	2.6
Comprehensive income	$59.0	$72.9	$44.1	$(117.0)	$59.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended December 31, 2016

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,049.8	$202.9	$(41.3)	$1,211.4
Cost of sales	(0.8)	874.5	179.5	(41.5)	1,011.7
Gross income	0.8	175.3	23.4	0.2	199.7
Selling, general and administrative expenses	31.6	91.5	27.9	—	151.0
Amortization of purchased intangibles	—	9.6	2.9	—	12.5
Operating income (loss)	(30.8)	74.2	(7.4)	0.2	36.2
Interest expense	(13.6)	(13.6)	(0.5)	13.0	(14.7)
Interest income	0.7	4.1	9.0	(13.0)	0.8
Miscellaneous, net	22.5	(52.2)	31.0	—	1.3
Income (loss) before income taxes	(21.2)	12.5	32.1	0.2	23.6
Provision for (benefit from) income taxes	(5.1)	3.0	7.2	0.1	5.2
Income (loss) before equity in earnings of affiliates	(16.1)	9.5	24.9	0.1	18.4
Equity in earnings of consolidated subsidiaries	35.3	15.7	(10.7)	(40.3)	—
Equity in earnings of unconsolidated affiliates	—	—	0.8	—	0.8
Net income	19.2	25.2	15.0	(40.2)	19.2
Other comprehensive income (loss), net of tax	(29.6)	(0.9)	(29.2)	30.1	(29.6)
Comprehensive income	$(10.4)	$24.3	$(14.2)	$(10.1)	$(10.4)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$347.3	$6.0	$25.8	$—	$379.1
Receivables, net	22.8	996.9	258.9	(49.2)	1,229.4
Inventories, net	—	802.4	417.5	—	1,219.9
Other current assets	45.9	31.4	10.9	—	88.2
Total current assets	416.0	1,836.7	713.1	(49.2)	2,916.6
Investment in and advances to consolidated subsidiaries	3,209.0	1,411.3	(84.3)	(4,536.0)	—
Intercompany receivables	47.9	260.1	1,975.8	(2,283.8)	—
Intangible assets, net	—	900.2	612.9	—	1,513.1
Other long-term assets	107.6	268.7	156.1	—	532.4
Total assets	$3,780.5	$4,677.0	$3,373.6	$(6,869.0)	$4,962.1

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7.3	$433.5	$162.8	$(48.8)	$554.8
Customer advances	—	548.0	3.3	—	551.3
Other current liabilities	104.4	240.6	114.7	(0.4)	459.3
Total current liabilities	111.7	1,222.1	280.8	(49.2)	1,565.4
Long-term debt, less current maturities	803.4	—	—	—	803.4
Intercompany payables	468.4	1,767.5	47.9	(2,283.8)	—
Other long-term liabilities	103.6	184.3	12.0	—	299.9
Total shareholders' equity	2,293.4	1,503.1	3,032.9	(4,536.0)	2,293.4
Total liabilities and shareholders' equity	$3,780.5	$4,677.0	$3,373.6	$(6,869.0)	$4,962.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$399.5	$4.6	$42.9	$—	$447.0
Receivables, net	28.3	1,025.5	316.1	(63.6)	1,306.3
Inventories, net	—	819.3	379.1	—	1,198.4
Other current assets	45.4	31.9	10.8	—	88.1
Total current assets	473.2	1,881.3	748.9	(63.6)	3,039.8
Investment in and advances to consolidated subsidiaries	3,138.3	1,340.4	(59.6)	(4,419.1)	—
Intercompany receivables	48.0	261.6	1,971.8	(2,281.4)	—
Intangible assets, net	—	909.5	611.3	—	1,520.8
Other long-term assets	69.1	242.9	226.3	—	538.3
Total assets	$3,728.6	$4,635.7	$3,498.7	$(6,764.1)	$5,098.9

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11.6	$517.2	$176.4	$(54.2)	$651.0
Customer advances	—	510.7	2.7	—	513.4
Other current liabilities	105.2	304.9	118.0	(9.4)	518.7
Total current liabilities	116.8	1,332.8	297.1	(63.6)	1,683.1
Long-term debt, less current maturities	807.9	—	—	—	807.9
Intercompany payables	452.9	1,780.5	48.0	(2,281.4)	—
Other long-term liabilities	43.6	134.1	122.8	—	300.5
Total shareholders' equity	2,307.4	1,388.3	3,030.8	(4,419.1)	2,307.4
Total liabilities and shareholders' equity	$3,728.6	$4,635.7	$3,498.7	$(6,764.1)	$5,098.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(5.8)	$(4.4)	$39.4	$—	$29.2

Investing activities:
Additions to property, plant and equipment	(1.5)	(11.7)	(5.5)	—	(18.7)
Additions to equipment held for rental	—	—	(1.2)	—	(1.2)
Proceeds from sale of equipment held for rental	—	—	2.5	—	2.5
Intercompany investing	—	13.0	(58.9)	45.9	—
Other investing activities	(0.7)	(0.1)	—	—	(0.8)
Net cash provided (used) by investing activities	(2.2)	1.2	(63.1)	45.9	(18.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	—	6.5	—	6.5
Repayments of debt (original maturities greater than three months)	(5.0)	—	—	—	(5.0)
Repurchases of Common Stock	(71.1)	—	—	—	(71.1)
Dividends paid	(18.0)	—	—	—	(18.0)
Proceeds from exercise of stock options	8.6	—	—	—	8.6
Intercompany financing	41.3	4.6	—	(45.9)	—
Net cash provided (used) by financing activities	(44.2)	4.6	6.5	(45.9)	(79.0)

Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Increase (decrease) in cash and cash equivalents	(52.2)	1.4	(17.1)	—	(67.9)
Cash and cash equivalents at beginning of period	399.5	4.6	42.9	—	447.0
Cash and cash equivalents at end of period	$347.3	$6.0	$25.8	$—	$379.1

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

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles, including a future Family of Medium Tactical Vehicles production contract; the Company’s ability to increase prices to raise margins or offset higher input costs; increasing commodity and other raw material costs, particularly in a sustained economic recovery; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectibility of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on January 25, 2018 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $0.74 in the first quarter of fiscal 2018, which exceeded both earnings per share for the first quarter of fiscal 2017 and the Company's expectations. Improved results in the defense, fire & emergency and commercial segments and a lower provision for income taxes were offset in part by lower access equipment segment operating income and higher corporate expenses. Results for the first quarter of fiscal 2018 included $14.1 million, or $0.18 per share, of after-tax charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments. Results for the first quarter of fiscal 2018 benefited from one-time discrete tax benefits of $6.5 million, or $0.08 per share, as a result of the implementation of tax reform in the United States.

Consolidated net sales increased $374.9 million, or 30.9%, to $1.59 billion in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was driven by double-digit percentage increases in the defense, access equipment and commercial segments. Order intake was up in all four segments in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Company believes that the order activity experienced in the first quarter of fiscal 2018 in all non-defense segments reflects the broader, positive macro-economic conditions in its markets, especially in the United States.

Consolidated operating income increased 103.9% to $73.8 million, or 4.7% of sales, in the first quarter of fiscal 2018 compared to $36.2 million, or 3.0% of sales, in the first quarter of fiscal 2017. First quarter fiscal 2018 results included $18.6 million of charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments. The increase in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily a result of higher gross margin associated with higher sales volume, offset in part by operating inefficiencies and charges related to restructuring actions in the access equipment segment, increased material costs and adverse product mix.

In the first quarter of 2018, charges and operating inefficiencies associated with restructuring plans in the access equipment segment were significantly higher than the Company had expected. The access equipment segment had made significant progress implementing the plan to outsource aftermarket parts distribution and relocate manufacturing in the U.S. and Europe in fiscal 2017. During the first quarter of fiscal 2018, however, the access equipment segment experienced issues that caused operational inefficiencies resulting in additional costs. The Company believes most of the issues have been rectified but still expects that the segment will experience some additional inefficiencies in fiscal 2018. Due to the additional time and effort required to completely transition production and aftermarket warehousing and fulfillment activities, the Company now expects the total project costs will be approximately $73 million, approximately $20 million higher than the Company's previous estimate. The Company continues to expect these actions will result in ongoing savings of $20 million to $25 million per year once fully implemented.

The combined impact of better than expected results in the first quarter of fiscal 2018, the Company's positive outlook for the remainder of the fiscal year, the impact of the new tax legislation in the United States and higher expected costs and inefficiencies related to restructuring actions, led the Company to increase its fiscal 2018 earnings per share estimate range from $4.20 to $4.60 to a range of $4.75 to $5.20 on estimated operating income of $520 million to $570 million. Approximately $0.55 of the increase in earnings per share range is the result of the decrease in the effective tax rate resulting from tax reform in the United States. Excluding expected operating inefficiencies and charges related to announced restructuring actions in the access equipment and commercial segments and the one-time discrete adjustments associated with implementing tax reform, the Company also increased its fiscal 2018 adjusted earnings per share estimate range from $4.25 to $4.65 to a range of $5.00 to $5.45 on estimated adjusted operating income of $550 million to $600 million. Strong order activity in the first quarter of fiscal 2018 in the access equipment segment and a more positive outlook after completion of annual negotiations with the national rental companies during the quarter also resulted in the Company increasing its fiscal 2018 sales estimate range in the access equipment segment by $200 million, resulting in estimated consolidated sales in fiscal 2018 of between $7.1 billion and $7.3 billion.

The Company now expects access equipment segment fiscal 2018 sales to be $3.3 billion to $3.4 billion, compared to the Company's previous expectation of $3.1 billion to $3.2 billion. The revised sales estimate for fiscal 2018 represents an estimated 9% to 12% increase from fiscal 2017 sales. The Company is lowering its fiscal 2018 operating income margin outlook range for the access equipment segment from a range of 10.3% to 10.8% to a range of 9.95% to 10.5%, reflecting higher charges and inefficiencies related to restructuring actions and a less favorable mix, offset in part by improved absorption. Excluding expected operating inefficiencies and charges related to restructuring actions, the Company expects adjusted operating income margins in the access equipment segment in fiscal 2018 will be in the range of 10.75% to 11.25%, up from the Company's previous adjusted operating income margin outlook range for this segment of 10.5% to 11.0%.

The Company continues to expect defense segment fiscal 2018 sales to be approximately $1.80 billion to $1.85 billion. The Company is increasing its fiscal 2018 operating income margin estimate range for the defense segment from a range of 9.5% to 9.75% to a range of 9.75% to 10.0%, reflecting the strong performance from this segment in the first quarter of fiscal 2018.

The Company's fiscal 2018 sales expectations for the fire & emergency segment remain unchanged at approximately $1.1 billion. The Company is increasing its fiscal 2018 operating income margin outlook range for the fire & emergency segment from a range of 10.5% to 11.0% to a range of 10.75% to 11.25%, again reflecting the strong performance from this segment in the first quarter of fiscal 2018.

The Company is tightening its fiscal 2018 sales outlook for the commercial segment to approximately $975 million, the high end of the Company's previous range of $950 million to $975 million. Solely as a result of expected restructuring charges associated with announced restructuring actions, the Company is lowering its expected operating income margins in the commercial segment for fiscal 2018 from a range of 5.75% to 6.25% to a range of 5.35% to 5.85%. Excluding expected restructuring charges, the Company expects adjusted operating income margins in the commercial segment in fiscal 2018 will be in the range of 5.75% to 6.25%, consistent with previous estimates.

The Company is now estimating that fiscal 2018 corporate expenses will be approximately $155 million compared to the previous expectation of $150 million. The Company now expects its effective tax rate to be approximately 21.8%, down from the Company's previous expected effective tax rate of 30.3%. Excluding the tax impact associated with expected operating inefficiencies and charges related to announced restructuring actions in the access equipment and commercial segments and the one-time discrete adjustments associated with tax reform, the adjusted effective tax rate estimate is now expected to be approximately 23.0% compared to the Company's previous expectation of 30.5%. The Company continues to expect its estimated share count to be approximately 76 million shares.

The Company expects higher earnings per share in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 on higher sales and operating income in all non-defense segments and a lower tax rate. The Company expects defense segment sales and operating income to be lower as expected higher Joint Light Tactical Vehicle (JLTV) sales will only partially offset lower sales of international Mine Resistant Ambush Protected-All Terrain Vehicles (M-ATV).

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2018	2017
Net sales:
Access equipment	$628.2	$489.2
Defense	493.5	294.5
Fire & emergency	229.1	232.5
Commercial	241.4	199.2
Intersegment eliminations and other	(5.9)	(4.0)
	$1,586.3	$1,211.4

First Quarter Fiscal 2018 Compared to 2017

Consolidated net sales increased $374.9 million, or 30.9%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The Company reported double-digit percentage sales growth in the defense, access equipment and commercial segments.

Access equipment segment net sales increased $139.0 million, or 28.4%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in sales was primarily due to improved demand for both aerial work platforms and telehandlers.

Defense segment net sales increased $199.0 million, or 67.6%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in sales was primarily due to the ramp up of sales to the U.S. government under the JLTV program and international M-ATV sales.

Fire & emergency segment net sales decreased $3.4 million, or 1.5%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in sales was primarily due to lower airport products international volume (down $17 million), offset in part by improved pricing (up $8 million).

Commercial segment net sales increased $42.2 million, or 21.2%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in sales was primarily due to higher concrete placement (up $27 million) and refuse collection vehicle (up $9 million) unit volume. Fiscal 2017 first quarter sales were negatively impacted by an atypical order pattern.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2018	2017
Cost of sales:
Access equipment	$551.7	$399.5
Defense	407.6	248.9
Fire & emergency	183.8	198.2
Commercial	206.2	169.9
Intersegment eliminations and other	(5.2)	(4.8)
	$1,344.1	$1,011.7

First Quarter Fiscal 2018 Compared to 2017

Consolidated cost of sales was $1.34 billion, or 84.7% of sales, in the first quarter of fiscal 2018 compared to $1.01 billion, or 83.5% of sales, in the first quarter of fiscal 2017. The 120 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was largely due to higher material costs (120 basis points) as well as charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments (120 basis points), offset in part by improved manufacturing performance (130 basis points), primarily in the fire & emergency and defense segments.

Access equipment segment cost of sales was $551.7 million, or 87.8% of sales, in the first quarter of fiscal 2018 compared to $399.5 million, or 81.7% of sales, in the first quarter of fiscal 2017. The 610 basis point increase in cost of sales as a percentage of sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was largely due to higher material costs (250 basis points), charges and operating inefficiencies related to restructuring actions (250 basis points), higher legal and inventory reserve adjustments (combined 90 basis points), an adverse foreign exchange impact (60 basis points) and unfavorable customer mix.

Defense segment cost of sales was $407.6 million, or 82.6% of sales, in the first quarter of fiscal 2018 compared to $248.9 million, or 84.5% of sales, in the first quarter of fiscal 2017. The 190 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily attributable to improved manufacturing performance (390 basis points) and lower new product development spending on higher sales (100 basis points), offset in part by adverse product mix (310 basis points).

Fire & emergency segment cost of sales was $183.8 million, or 80.2% of sales, in the first quarter of fiscal 2018 compared to $198.2 million, or 85.3% of sales, in the first quarter of fiscal 2017. The 510 basis point decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily attributable to improved pricing (250 basis points) and improved manufacturing performance (220 basis points).

Commercial segment cost of sales was $206.2 million, or 85.4% of sales, in the first quarter of fiscal 2018 compared to $169.9 million, or 85.3% of sales, in the first quarter of fiscal 2017.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2018	2017
Operating income (loss):
Access equipment	$13.8	$24.4
Defense	65.2	23.8
Fire & emergency	25.1	17.0
Commercial	8.3	4.6
Corporate	(38.6)	(33.6)
	$73.8	$36.2

First Quarter Fiscal 2018 Compared to 2017

Consolidated operating income increased 103.9% to $73.8 million, or 4.7% of sales, in the first quarter of fiscal 2018 compared to $36.2 million, or 3.0% of sales, in the first quarter of fiscal 2017. The increase in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily a result of higher gross margin associated with higher sales volume ($90 million), offset in part by charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments ($19 million), increased material costs ($18 million) and adverse product mix ($13 million).

Access equipment segment operating income decreased 43.4% to $13.8 million, or 2.2% of sales, in the first quarter of fiscal 2018 compared to $24.4 million, or 5.0% of sales, in the first quarter of fiscal 2017. The decrease in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily a result of charges and operating inefficiencies related to restructuring actions ($16 million), higher material costs ($16 million), higher legal and inventory reserve adjustments ($5 million), unfavorable customer mix and an adverse foreign exchange impact, offset in part by higher gross margin associated with higher sales volume ($36 million).

Defense segment operating income increased 173.9% to $65.2 million, or 13.2% of sales, in the first quarter of fiscal 2018 compared to $23.8 million, or 8.1% of sales, in the first quarter of fiscal 2017. The increase in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was largely due to higher gross margin associated with higher sales volume ($43 million) and improved manufacturing performance ($12 million), offset in part by adverse product mix ($14 million).

Fire & emergency segment operating income increased 47.6% to $25.1 million, or 11.0% of sales, in the first quarter of fiscal 2018 compared to $17.0 million, or 7.3% of sales, in the first quarter of fiscal 2017. The increase in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily a result of improved pricing ($8 million) and improved manufacturing performance ($5 million), offset in part by higher selling, general and administrative expenses ($3 million).

Commercial segment operating income increased 80.4% to $8.3 million, or 3.4% of sales, in the first quarter of fiscal 2018 compared to $4.6 million, or 2.3% of sales, in the first quarter of fiscal 2017. The increase in operating income in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily a result of higher gross margin associated with higher sales volume ($8 million), offset in part by restructuring charges of $2.5 million.

Corporate operating costs increased $5.0 million to $38.6 million in the first quarter of fiscal 2018 compared to $33.6 million in the first quarter of fiscal 2017. The increase in corporate operating costs in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher new product development spending ($1 million), increased share-based compensation expense ($1 million) and the timing of costs.

Consolidated selling, general and administrative expenses increased 4.5% to $157.8 million, or 9.9% of sales, in the first quarter of fiscal 2018 compared to $151.0 million, or 12.5% of sales, in the first quarter of fiscal 2017. The increase in consolidated selling, general and administrative expenses in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was generally a result of higher salaries and fringe benefit costs.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2018 Compared to 2017

Interest expense net of interest income decreased $0.2 million to $13.7 million in the first quarter of fiscal 2018 compared to $13.9 million in the first quarter of fiscal 2017.

Other miscellaneous income of $0.5 million in the first quarter of fiscal 2018 and $1.3 million in the first quarter of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $4.7 million in the first quarter of fiscal 2018, or 7.8% of pre-tax income, compared to $5.2 million, or 21.8% of pre-tax income, in the first quarter of fiscal 2017. Results for the first quarter of fiscal 2018 were favorably impacted by discrete tax benefits of $10.3 million, primarily due to favorable share-based compensation tax benefits of $3.3 million and a $6.5 million net benefit related to the implementation of new tax legislation in the United States. Results for the first quarter of fiscal 2017 were favorably impacted by $2.8 million of discrete tax benefits, largely related to state tax matters.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income in first quarter of fiscal 2018. Both of the tax benefit and the tax charge represent provisional amounts and the Company's current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. As a result of tax reform, the Company anticipates that its effective tax rate, prior to discrete tax benefits, will be approximately 24.5% in fiscal 2018. Longer term, once the full effect of the lower statutory tax rate begins to impact the Company, the Company anticipates that its effective tax rate, prior to discrete tax benefits, will range between 22% and 24%. This estimate reflects the repeal of the deduction for domestic production activities and other items of the Tax Reform Act that are less beneficial.

Equity in earnings of unconsolidated affiliates of $0.5 million in the first quarter of fiscal 2018 and $0.8 million in the first quarter of fiscal 2017 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At December 31, 2017, the Company had cash and cash equivalents of $379.1 million. In addition to cash and cash equivalents, the Company had $755.1 million of unused available capacity under the Revolving Credit Facility as of December 31, 2017. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, dividends and share repurchases. The Company expects to meet its fiscal 2018 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

During the first three months of fiscal 2018, the Company repurchased 748,000 shares of Common Stock, under a repurchase authorization approved by the Company's Board of Directors in August 2015, at a cost of $63.7 million. As of December 31, 2017, the Company had approximately 6.8 million shares of Common Stock remaining under this repurchase authorization.

The Company now expects to generate approximately $500 million of cash flow from operations in fiscal 2018, an increase from the Company's previous estimate of $450 million. The increase primarily reflects lower expected estimated tax payments as a result of tax reform in the United States. The Company expects fiscal 2018 capital spending to be approximately $100 million. This estimate does not include any capital associated with the potential construction of a new global headquarters building. If the Company proceeds with a new global headquarters building, the Company believes any related additional capital spending in fiscal 2018 would not have a significant impact on the Company's liquidity. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at December 31, 2017

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2017	2017
Cash and cash equivalents	$379.1	$447.0
Total debt	833.1	830.9
Total shareholders’ equity	2,293.4	2,307.4
Total capitalization (debt plus equity)	3,126.5	3,138.3
Debt to total capitalization	26.6%	26.5%

The Company's ratio of debt to total capitalization of 26.6% at December 31, 2017 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 56 days at September 30, 2017 to 65 days at December 31, 2017 primarily as a result of timing of payment on a large international order within the defense segment. Days sales outstanding for segments other than the defense segment decreased slightly from 52 days at September 30, 2017 to 50 days at December 31, 2017. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased slightly from 4.5 times at September 30, 2017 to 4.1 times at December 31, 2017.

Cash Flows

Operating Cash Flows

Operating activities generated $29.2 million of cash in the first three months of fiscal 2018 compared to $83.8 million in the first three months of fiscal 2017. The decline in operating cash flow in the first three months of fiscal 2018 as compared to the first three months of fiscal 2017 was primarily the result of timing of payments on an international defense contract.

Investing Cash Flows

Investing activities used cash of $18.2 million in the first three months of fiscal 2018 compared to $22.0 million in the first three months of fiscal 2017. Capital spending, excluding equipment held for rental, of $18.7 million in the first three months of fiscal 2018 reflected an increase of $4.5 million compared to capital spending in the first three months of fiscal 2017.

Financing Cash Flows

Financing activities used cash of $79.0 million in the first three months of fiscal 2018 compared to $12.4 million in the first three months of fiscal 2017. In the first three months of fiscal 2018, the Company repurchased 748,000 shares of its Common Stock at an aggregate cost of $63.7 million under the repurchase authorization approved by the Company's Board of Directors. The Company did not repurchase any shares of Common Stock under this authorization during the first three months of fiscal 2017.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2017 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of December 31, 2017.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed.

Critical Accounting Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed.

New Accounting Standards

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first three months of fiscal 2018. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2017 increased 21.0% to $4.79 billion compared to $3.96 billion at December 31, 2016. Access equipment segment backlog increased 165.3% to $1.58 billion at December 31, 2017 compared to $594.3 million at December 31, 2016 primarily due to improved market conditions. The Company believes that improved rental market conditions have resulted in customers having greater confidence to place larger annual orders in fiscal 2018. The Company believes that in the past few fiscal years, some customers executed a more just-in time approach to orders due to their cautious view of the economy and the rental market. Defense segment backlog decreased 16.7% to $1.85 billion at December 31, 2017 compared to $2.23 billion at December 31, 2016 primarily due to performance on the large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 9.3% to $985.1 million at December 31, 2017 compared to $901.1 million at December 31, 2016 due largely to improved demand for Pierce fire apparatus. Commercial segment backlog increased 57.5% to $373.9 million at December 31, 2017 compared to $237.4 million at December 31, 2016. Unit backlog for concrete mixers as of December 31, 2017 was up 23.5% due to a return to a more normal ordering pattern as compared to the atypical order pattern experienced in the prior year. Unit backlog for refuse collection vehicles as of December 31, 2017 was up 99.9% compared to September 30, 2016 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 15% of the Company’s December 31, 2017 backlog is not expected to be filled in fiscal 2018.

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

The table below presents a reconciliation of the Company's presented GAAP measures to the most directly comparable non-GAAP measures (in millions, except per share amounts):

	Fiscal 2018 Expectations
	Low	High

Access equipment segment operating income margin (GAAP)	9.95%	10.50%
Cost and inefficiencies related to restructuring actions	0.80%	0.75%
Adjusted access equipment segment operating income margin (non-GAAP)	10.75%	11.25%

Commercial segment operating income margin (GAAP)	5.35%	5.85%
Restructuring-related costs	0.40%	0.40%
Adjusted commercial segment operating income margin (non-GAAP)	5.75%	6.25%

Consolidated operating income (GAAP)	$520.0	$570.0
Cost and inefficiencies related to restructuring actions	30.0	30.0
Adjusted consolidated operating income (non-GAAP)	$550.0	$600.0

Effective income tax rate (GAAP)	21.8%	21.8%
Impact of costs and inefficiencies related to restructuring actions on the effective income tax rate	(0.1)%	(0.1)%
Revaluation of net deferred tax liabilities	5.1%	4.7%
Repatriation tax	(3.8)%	(3.4)%
Adjusted effective income tax rate (non-GAAP)	23.0%	23.0%

Earnings per share-diluted (GAAP)	$4.75	$5.20
Cost and inefficiencies related to restructuring actions, net of tax	0.33	0.33
Revaluation of net deferred tax liabilities	(0.31)	(0.31)
Repatriation tax	0.23	0.23
Adjusted earnings per share-diluted (non-GAAP)	$5.00	$5.45

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2017, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2017. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2017 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2017, which have not materially changed.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	—	—	7,512,574
November 1 - November 30	748,000	$85.19	748,000	6,764,574
December 1 - December 31	—	—	—	6,764,574
Total	748,000		748,000	6,764,574

(1)
On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of December 31, 2017, the Company had repurchased 3,534,624 shares of Common Stock under this authorization. As a result, 6,764,574 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2017. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the first quarter of fiscal 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2018.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 25, 2018.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2018.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 25, 2018.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 25, 2018	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

January 25, 2018	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 25, 2018	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)