Form 10-Q
period 2018-03-31
OSHKOSH CORP
filed 2018-04-26
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of April 19, 2018, 73,918,841 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$1,886.4	$1,618.3	$3,472.7	$2,829.7
Cost of sales	1,551.0	1,357.0	2,895.1	2,368.7
Gross income	335.4	261.3	577.6	461.0

Operating expenses:
Selling, general and administrative	170.3	169.8	328.1	320.8
Amortization of purchased intangibles	9.2	11.1	19.8	23.6
Total operating expenses	179.5	180.9	347.9	344.4
Operating income	155.9	80.4	229.7	116.6

Other income (expense):
Interest expense	(16.1)	(15.1)	(31.5)	(29.8)
Interest income	8.1	1.0	9.8	1.8
Miscellaneous, net	(0.8)	1.2	(0.3)	2.5
Income before income taxes and earnings of unconsolidated affiliates	147.1	67.5	207.7	91.1
Provision for income taxes	36.2	23.6	40.9	28.8
Income before earnings of unconsolidated affiliates	110.9	43.9	166.8	62.3
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	0.4	0.4	1.2
Net income	$110.8	$44.3	$167.2	$63.5

Earnings per share:
Basic	$1.49	$0.59	$2.24	$0.85
Diluted	1.47	0.58	2.21	0.84

Cash dividends declared per share on Common Stock	$0.24	$0.21	$0.48	$0.42

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$110.8	$44.3	$167.2	$63.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.5	0.8	1.0	1.6
Currency translation adjustments	16.5	10.7	18.6	(19.7)
Change in fair value of derivative instruments	0.3	—	0.3	—
Total other comprehensive income (loss), net of tax	17.3	11.5	19.9	(18.1)
Comprehensive income	$128.1	$55.8	$187.1	$45.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$287.9	$447.0
Receivables, net	1,457.3	1,306.3
Inventories, net	1,321.8	1,198.4
Other current assets	86.6	88.1
Total current assets	3,153.6	3,039.8
Property, plant and equipment, net	458.7	469.9
Goodwill	1,020.4	1,013.0
Purchased intangible assets, net	490.4	507.8
Other long-term assets	71.4	68.4
Total assets	$5,194.5	$5,098.9

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$8.7	$23.0
Accounts payable	706.0	651.0
Customer advances	566.2	513.4
Payroll-related obligations	154.9	191.8
Other current liabilities	304.0	303.9
Total current liabilities	1,739.8	1,683.1
Long-term debt, less current maturities	818.8	807.9
Other long-term liabilities	286.3	300.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	804.3	802.2
Retained earnings	2,531.1	2,399.8
Accumulated other comprehensive loss	(105.1)	(125.0)
Common Stock in treasury, at cost (18,185,291 and 17,088,224 shares, respectively)	(881.6)	(770.5)
Total shareholders’ equity	2,349.6	2,307.4
Total liabilities and shareholders' equity	$5,194.5	$5,098.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	63.5	—	—	63.5
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	1.6	—	1.6
Currency translation adjustments	—	—	—	(19.7)	—	(19.7)
Cash dividends ($0.42 per share)	—	—	(31.3)	—	—	(31.3)
Exercise of stock options	—	4.3	—	—	28.9	33.2
Stock-based compensation expense	—	12.2	—	—	—	12.2
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.3)	—	—	3.6	0.3
Balance at March 31, 2017	$0.9	$794.2	$2,209.2	$(193.1)	$(777.9)	$2,033.3

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	167.2	—	—	167.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.0	—	1.0
Currency translation adjustments	—	—	—	18.6	—	18.6
Cash dividends ($0.48 per share)	—	—	(35.9)	—	—	(35.9)
Repurchases of Common Stock	—	—	—	—	(128.7)	(128.7)
Exercise of stock options	—	(3.1)	—	—	15.6	12.5
Stock-based compensation expense	—	13.8	—	—	—	13.8
Payment of earned performance shares	—	(2.7)	—	—	2.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.5)	(7.5)
Other	—	(5.9)	—	0.3	6.8	1.2
Balance at March 31, 2018	$0.9	$804.3	$2,531.1	$(105.1)	$(881.6)	$2,349.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Six Months Ended March 31,
	2018	2017
Operating activities:
Net income	$167.2	$63.5
Depreciation and amortization	61.3	64.4
Stock-based compensation expense	13.8	12.2
Deferred income taxes	(21.8)	1.0
Gain on sale of assets	(0.6)	(4.2)
Foreign currency transaction (gains) losses	(0.7)	0.2
Other non-cash adjustments	1.1	0.5
Changes in operating assets and liabilities	(176.4)	10.5
Net cash provided by operating activities	43.9	148.1

Investing activities:
Additions to property, plant and equipment	(37.9)	(28.0)
Additions to equipment held for rental	(2.9)	(24.6)
Proceeds from sale of equipment held for rental	4.4	19.8
Other investing activities	(0.5)	(0.9)
Net cash used by investing activities	(36.9)	(33.7)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	13.1	—
Repayments of debt (original maturities greater than three months)	(17.9)	(20.0)
Repurchases of Common Stock	(136.2)	(3.0)
Dividends paid	(35.9)	(31.3)
Proceeds from exercise of stock options	12.5	33.2
Net cash used by financing activities	(164.4)	(21.1)

Effect of exchange rate changes on cash	(1.7)	(1.8)
Increase (decrease) in cash and cash equivalents	(159.1)	91.5
Cash and cash equivalents at beginning of period	447.0	321.9
Cash and cash equivalents at end of period	$287.9	$413.4

Supplemental disclosures:
Cash paid for interest	$29.7	$28.4
Cash paid for income taxes	24.0	22.2

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

The Company has assembled a cross-functional team with representation from all segments that is dedicated to the implementation of this new accounting standard. The team, with the support of a project management office, is focused on executing a multi-phase plan that will culminate with the adoption of the standard. The cross-functional team continued its focus on concluding and documenting key accounting positions during the three months ended March 31, 2018. The Company's Audit Committee has been receiving regular briefings on the implementation team's progress and potential implications related to adoption of the new standard. The internal control and process changes necessary to comply with the requirements of the new standard as well as its financial impact remain under evaluation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 and related amendments to the standard as of October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The standard more closely aligns hedge accounting with risk management strategies, simplifies the application of hedge accounting, and increases transparency as to the scope and results of hedging programs. The standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	March 31,	September 30,
	2018	2017
U.S. government:
Amounts billed	$78.9	$137.8
Costs and profits not billed	206.1	137.9
	285.0	275.7
Other trade receivables	1,128.8	985.4
Finance receivables	28.6	5.8
Notes receivable	7.7	34.2
Other receivables	46.2	46.3
	1,496.3	1,347.4
Less allowance for doubtful accounts	(12.9)	(18.3)
	$1,483.4	$1,329.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2018	2017
Current receivables	$1,457.3	$1,306.3
Long-term receivables (included in “Other long-term assets”)	26.1	22.8
	$1,483.4	$1,329.1

Finance and notes receivable accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Receivables on nonaccrual status	$3.6	$3.7	$3.8	$21.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	17.0	2.1	—	—
Allowance for doubtful accounts	(0.3)	—	—	—
Receivables subject to specific reserves	11.6	3.7	7.7	34.2
Allowance for doubtful accounts	(1.4)	(1.5)	(3.8)	(10.0)

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of March 31, 2018, approximately 76% of the notes receivable balance outstanding was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

During the three months ended March 31, 2018, the Company received $19.6 million from a customer that had previously been accounted for under the cost recovery method of accounting and on non-accrual status. The payment resulted in the recognition of $11.5 million of margin, the reversal of $2.4 million of bad debt expense and the recognition of $6.6 million of interest income for the three and six months ended March 31, 2018.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. At March 31, 2018, restructured finance and notes receivables were $2.9 million and $3.8 million, respectively. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2018 and 2017.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.5	$6.1	$6.9	$14.5	$2.1	$11.6	$6.5	$20.2
Provision for doubtful accounts, net of recoveries	0.2	(4.5)	0.6	(3.7)	0.4	(0.1)	0.1	0.4
Charge-off of accounts	—	2.0	(0.1)	1.9	—	(0.4)	(0.8)	(1.2)
Foreign currency translation	—	0.2	—	0.2	—	0.2	(0.1)	0.1
Allowance for doubtful accounts at end of period	$1.7	$3.8	$7.4	$12.9	$2.5	$11.3	$5.7	$19.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2018				Six Months Ended March 31, 2017
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.5	$10.0	$6.8	$18.3	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	0.2	(8.5)	0.8	(7.5)	1.5	(0.7)	(0.4)	0.4
Charge-off of accounts	—	2.0	(0.2)	1.8	—	(0.5)	(1.0)	(1.5)
Foreign currency translation	—	0.3	—	0.3	—	(0.5)	(0.1)	(0.6)
Allowance for doubtful accounts at end of period	$1.7	$3.8	$7.4	$12.9	$2.5	$11.3	$5.7	$19.5

4.    Inventories

Inventories consisted of the following (in millions):

	March 31,	September 30,
	2018	2017
Raw materials	$642.4	$578.1
Partially finished products	359.1	336.6
Finished products	434.5	398.1
Inventories at FIFO cost	1,436.0	1,312.8
Less: Progress/performance-based payments on U.S. government contracts	(27.3)	(31.6)
Excess of FIFO cost over LIFO cost	(86.9)	(82.8)
	$1,321.8	$1,198.4

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31,	September 30,
	2018	2017
Land and land improvements	$59.0	$58.5
Buildings	302.0	298.5
Machinery and equipment	664.7	652.2
Software and related costs	156.8	149.6
Equipment on operating lease to others	27.8	30.0
	1,210.3	1,188.8
Less accumulated depreciation	(751.6)	(718.9)
	$458.7	$469.9

Depreciation expense was $19.9 million and $20.4 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense was $40.0 million and $39.3 million for the six months ended March 31, 2018 and 2017, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2018 and September 30, 2017 was $18.6 million and $21.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2018 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2017	$885.9	$106.1	$21.0	$1,013.0
Foreign currency translation	7.5	—	(0.1)	7.4
Net goodwill at March 31, 2018	$893.4	$106.1	$20.9	$1,020.4

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2018			September 30, 2017
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,825.5	$(932.1)	$893.4	$1,818.0	$(932.1)	$885.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.9	(175.9)	21.0
	$2,130.4	$(1,110.0)	$1,020.4	$2,123.0	$(1,110.0)	$1,013.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.2)	$25.2
Technology-related	11.9	104.8	(101.5)	3.3
Customer relationships	12.8	555.0	(484.9)	70.1
Other	16.5	16.6	(14.8)	1.8
	14.7	731.8	(631.4)	100.4
Non-amortizable trade names		390.0	—	390.0
		$1,121.8	$(631.4)	$490.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2017
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.5)	$25.9
Technology-related	11.9	104.7	(99.7)	5.0
Customer relationships	12.8	555.0	(467.6)	87.4
Other	16.3	16.4	(14.7)	1.7
	14.4	731.5	(611.5)	120.0
Non-amortizable trade names		387.8	—	387.8
		$1,119.3	$(611.5)	$507.8

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2018 and the five years succeeding September 30, 2018 are as follows: 2018 (remaining six months) - $18.5 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; and 2023 - $3.5 million.

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$325.0	$(0.5)	$324.5
5.375% Senior Notes due March 2022	250.0	(3.1)	246.9
5.375% Senior Notes due March 2025	250.0	(2.6)	247.4
	$825.0	$(6.2)	818.8
Less current maturities			—
			$818.8

Other short-term debt			$8.7
Current maturities of long-term debt			—
			$8.7

	September 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(0.8)	$334.2
5.375% Senior Notes due March 2022	250.0	(3.5)	246.5
5.375% Senior Notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.1)	827.9
Less current maturities			(20.0)
			$807.9

Other short-term debt			$3.0
Current maturities of long-term debt			20.0
			$23.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provided for (i) a revolving credit facility (Revolving Credit Facility) that matured in March 2019 with an initial maximum aggregate amount of availability of $600 million and (ii) a $400 million term loan (Term Loan) due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Company entered into an agreement with lenders under the Credit Agreement that increased the Revolving Credit Facility to an aggregate maximum amount of $850 million. At March 31, 2018, outstanding letters of credit of $89.1 million reduced available capacity under the Revolving Credit Facility to $760.9 million.

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement to refinance the Credit Agreement. See Note 21 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the new credit agreement.

The Company’s obligations under the Credit Agreement were guaranteed by certain of its domestic subsidiaries, and the Company guaranteed the obligations of certain of its subsidiaries under the Credit Agreement. Subject to certain exceptions, the Credit Agreement was collateralized by (i) a first-priority perfected lien and security interests in substantially all of the personal property of the Company, each material subsidiary of the Company and each subsidiary guarantor, (ii) mortgages upon certain real property of the Company and certain of its domestic subsidiaries and (iii) a pledge of the equity of each material subsidiary of the Company.

Under the Credit Agreement, the Company was obligated to pay (i) an unused commitment fee ranging from 0.225% to 0.35% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.625% to 2.00% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bore interest at a variable rate equal to (i) LIBOR plus a specified margin, which was adjusted upward or downward depending on whether certain criteria were satisfied, or (ii) for dollar-denominated loans only, the base rate (which was the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which was adjusted upward or downward depending on whether certain criteria were satisfied. At March 31, 2018, the interest spread on the Revolving Credit Facility and Term Loan was 150 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2018 was 3.15%.

The Credit Agreement contained various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures and foreign subsidiaries.

The Credit Agreement contained the following financial covenants:

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

With certain exceptions, the Company could have elected to have the collateral pledged in connection with the Credit Agreement released during any period that the Company maintained an investment grade corporate family rating from either S&P Global Ratings or Moody’s Investor Service. During such period when the collateral had been released, if the Company’s leverage ratio as of the last day of any fiscal quarter was not greater than 3.75 to 1.00, the Company would not have been subject to any additional requirement to limit its senior secured leverage ratio.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2018.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, with certain exceptions, the Credit Agreement limited the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default existed under the Credit Agreement or would have resulted from such payment, the Company could have paid dividends and other distributions after March 3, 2010 in an aggregate amount not exceeding the sum of:

i.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income was a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on January 1, 2010 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and

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

The 2022 Senior Notes and the 2025 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. Certain of the Company’s subsidiaries jointly, severally, fully and unconditionally guarantee the Company’s obligations under the 2022 Senior Notes and 2025 Senior Notes. See Note 20 of the Notes to Condensed Consolidated Financial Statements for separate financial information of the subsidiary guarantors. See Note 21 of the Notes to Condensed Consolidated Financial Statements for information regarding amendments to the Indentures in conjunction with the refinancing of the Credit Agreement.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2018, the fair value of the 2022 Senior Notes and the 2025 Senior Notes was estimated to be $258 million ($260 million at September 30, 2017) and $258 million ($264 million at September 30, 2017), respectively. The fair value of the Term Loan approximated book value at both March 31, 2018 and September 30, 2017. See Note 11 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $31.1 million and $29.2 million at March 31, 2018 and 2017, respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Six Months Ended March 31,
	2018	2017
Balance at beginning of period	$98.8	$89.6
Warranty provisions	24.7	24.7
Settlements made	(23.8)	(25.7)
Changes in liability for pre-existing warranties, net	1.5	(0.5)
Premiums received	5.6	5.4
Amortization of premiums received	(5.0)	(5.8)
Foreign currency translation	0.3	(0.7)
Balance at end of period	$102.1	$87.0

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

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at March 31, 2018 it guaranteed an aggregate of $674.0 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2018 was $121.5 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$9.8	$8.5	$9.1	$8.4
Provision for new credit guarantees	0.4	0.9	1.7	1.5
Changes for pre-existing guarantees, net	(0.6)	0.4	(0.6)	0.5
Amortization of previous guarantees	(0.6)	(0.8)	(1.2)	(1.3)
Foreign currency translation	0.1	0.1	0.1	—
Balance at end of period	$9.1	$9.1	$9.1	$9.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. The Company repurchased 1,587,013 shares of Common Stock under this authorization during the six months ended March 31, 2018 at a cost of $128.7 million. The Company did not repurchase any shares under this authorization during the six months ended March 31, 2017. As of March 31, 2018, the Company repurchased 4,373,637 shares under this authorization at a cost of $240.7 million. The Company had 5,925,561 shares of Common Stock remaining under this repurchase authorization as of March 31, 2018. The Company was restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions. See Note 21 of the Notes to Condensed Consolidated Financial Statements for information regarding restrictions under the Company's new credit agreement.

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2018.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
SERP plan assets (a)	$21.6	$—	$—	$21.6
Foreign currency exchange derivatives (b)	—	0.6	—	0.6

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.8	$—	$0.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
Interest rate contracts (c)	—	0.7	—	0.7
_____________________________

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

12.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At March 31, 2018, the Company had reserved 8,046,263 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2018 was $5.7 million ($4.4 million net of tax) and $14.2 million ($11.0 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2017 was $6.5 million ($4.1 million net of tax) and $14.4 million ($9.1 million net of tax), respectively.

13.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expected to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision. Of this amount, $0.2 million was incurred in the six months ended March 31, 2018 and $0.4 million and $1.1 million was incurred in the three and six months ended March 31, 2017, respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2017, the access equipment segment announced it had committed to certain restructuring plans as part of simplification activities in support of the Company’s MOVE strategy. The plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company recognized restructuring costs under this program of $3.1 million in the six months ended March 31, 2018 and $16.3 million in both the three and six months ended March 31, 2017. The Company expects another $3 million of restructuring costs under this program to be recognized in fiscal 2018.

The Company had originally expected total implementation costs for the September 2016 and January 2017 restructuring actions in the access equipment segment to be between $48 million and $53 million. The Company made significant progress implementing these actions in fiscal 2017 however, during the six months ended March 31, 2018, the Company experienced issues that caused operational inefficiencies resulting in additional costs. The Company now expects total costs for these actions to be approximately $78 million, including approximately $35 million of operating costs and inefficiencies. The access equipment segment recognized operational costs and inefficiencies related to these actions of $5.2 million and $18.2 million during the three and six months ended March 31, 2018, respectively, and $0.9 million in both the three and six months ended March 31, 2017. The Company expects to recognize another $7 million of operational costs and inefficiencies in the remainder of fiscal 2018.

In December 2017, the commercial segment announced it was undertaking certain restructuring actions to realign a portion of the business under three product platforms. The Company recognized $1.8 million and $4.3 million of costs in the three and six months ended March 31, 2018, respectively, relate to this action. The Company has substantially completed this program and does not anticipate significant future costs related to this action.

Pre-tax restructuring charges were as follows (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$—	$—	$—	$16.7	$—	$16.7
Commercial	0.8	1.0	1.8	—	—	—
Total	$0.8	$1.0	$1.8	$16.7	$—	$16.7

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$3.3	$—	$3.3	$17.4	$—	$17.4
Commercial	1.4	2.9	4.3	—	0.4	0.4
Total	$4.7	$2.9	$7.6	$17.4	$0.4	$17.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company's restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2017	$19.8	$—	$1.0	$20.8
Restructuring provision	3.5	0.9	3.2	7.6
Utilized - cash	(13.1)	—	(2.1)	(15.2)
Utilized - noncash	—	(0.9)	—	(0.9)
Foreign currency translation	0.6	—	0.1	0.7
Balance at March 31, 2018	$10.8	$—	$2.2	$13.0

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2016	$0.9	$—	$—	$0.9
Restructuring provision	15.3	1.5	1.0	17.8
Utilized - cash	(1.2)	—	(0.2)	(1.4)
Utilized - noncash	—	(1.5)	—	(1.5)
Foreign currency translation	—	—	—	—
Balance at March 31, 2017	$15.0	$—	$0.8	$15.8

14.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$3.1	$3.2	$6.2	$6.5
Interest cost	4.5	4.4	9.0	8.8
Expected return on plan assets	(5.1)	(4.6)	(10.1)	(9.1)
Amortization of prior service cost	0.5	0.5	0.9	0.9
Amortization of net actuarial loss	0.4	1.0	0.9	2.0
Net periodic benefit cost	$3.4	$4.5	$6.9	$9.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$0.9	$0.7	$1.8	$1.3
Interest cost	0.4	0.4	0.9	0.8
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of net actuarial loss	0.1	—	0.1	0.1
Net periodic benefit cost	$1.1	$0.8	$2.3	$1.7

15.    Income Taxes

The Company recorded income tax expense of $36.2 million for the three months ended March 31, 2018, or 24.6% of pre-tax income, compared to $23.6 million, or 35.0% of pre-tax income, for the three months ended March 31, 2017. Results for the three months ended March 31, 2018 were favorably impacted by $1.1 million of net discrete tax benefits, including a $1.2 million tax benefit related to employee share-based payments. Results for the three months ended March 31, 2017 were favorably impacted by $1.5 million of discrete tax benefits, including a $1.8 million tax benefit related to employee share-based payments.

The Company recorded income tax expense of $40.9 million for the six months ended March 31, 2018, or 19.7% of pre-tax income, compared to $28.8 million, or 31.6% of pre-tax income for the six months ended March 31, 2017. Tax expense included net discrete tax benefits of $11.4 million and $4.9 million for the six months ended March 31, 2018 and 2017, respectively. Discrete tax benefits recorded in the six months ended March 31, 2018 included $4.5 million of tax benefits related to employee share-based payments and a $6.5 million net tax benefit related to tax reform legislation enacted in the United States on December 22, 2017. Discrete tax benefits recorded in the six months ended March 31, 2017 included $2.0 million of tax benefits related to employee share-based payments and $2.9 million of tax benefits related to the release of valuation allowances on federal capital loss carryforwards and state net operating losses.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income in the three months ended December 31, 2017. Both the tax benefit and the tax charge represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations but also its intent and ability to modify its structure. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to use the period cost method or the deferred method.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $36.6 million and $37.2 million as of March 31, 2018 and September 30, 2017, respectively. As of March 31, 2018, net unrecognized tax benefits, excluding interest and penalties, of $20.5 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2018 and 2017, the Company recognized expense of $0.6 million and $0.9 million, respectively, related to interest and penalties. At March 31, 2018, the Company had accruals for the payment of interest and penalties of $10.6 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $2.7 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

16.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.7)	$(76.5)	$(0.2)	$(122.4)
Other comprehensive income (loss) before reclassifications	—	16.5	0.3	16.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	16.5	0.3	17.3
Balance at end of period	$(45.2)	$(60.0)	$0.1	$(105.1)

	Three Months Ended March 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.1)	$(131.5)	$(204.6)
Other comprehensive income (loss) before reclassifications	—	10.7	10.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	—	0.8
Net current period other comprehensive income (loss)	0.8	10.7	11.5
Balance at end of period	$(72.3)	$(120.8)	$(193.1)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	18.6	0.3	18.9
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	—	1.0
Net current period other comprehensive income (loss)	1.0	18.6	0.3	19.9
Balance at end of period	$(45.2)	$(60.0)	$0.1	$(105.1)

	Six Months Ended March 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$(175.0)
Other comprehensive income (loss) before reclassifications	—	(19.7)	(19.7)
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	—	1.6
Net current period other comprehensive income (loss)	1.6	(19.7)	(18.1)
Balance at end of period	$(72.3)	$(120.8)	$(193.1)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Amortization of employee pension and postretirement benefits items
Prior service costs	$0.2	$0.2	$0.4	$0.4
Actuarial losses	0.5	1.0	1.0	2.1
Total before tax	0.7	1.2	1.4	2.5
Tax benefit	(0.2)	(0.4)	(0.4)	(0.9)
Net of tax	$0.5	$0.8	$1.0	$1.6

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Earnings Per Share

The calculation of diluted earnings per common share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Diluted Earnings Per Share:
Basic weighted-average common shares outstanding	74,519,741	74,696,616	74,685,082	74,486,209
Dilutive stock options and other equity-based compensation awards	977,808	1,086,846	1,077,722	1,095,693
Diluted weighted-average common shares outstanding	75,497,549	75,783,462	75,762,804	75,581,902

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options	254,000	389,950	257,837	391,962

18.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2018 and September 30, 2017, the estimated net liabilities for product and general liability claims totaled $41.9 million and $39.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $699.9 million and $598.4 million at March 31, 2018 and September 30, 2017, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $89.1 million and $96.9 million at March 31, 2018 and September 30, 2017, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company's bid was not selected, and the Company subsequently submitted a legal challenge of that conclusion. In May 2016, the Canadian International Trade Tribunal (the “Tribunal”) ruled in the Company's favor in connection with that challenge. In December 2017, the Tribunal issued its determination outlining the compensation to which the Company is entitled as a result of the challenge. As the determination has been appealed, the Company has not recognized any gain for this matter as it is not yet realized or realizable.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2018			2017
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$487.2	$—	$487.2	$369.4	$—	$369.4
Telehandlers	234.9	—	234.9	161.6	—	161.6
Other	205.8	—	205.8	192.2	—	192.2
Total access equipment	927.9	—	927.9	723.2	—	723.2

Defense	427.8	0.4	428.2	445.7	0.4	446.1

Fire & emergency	269.1	4.0	273.1	233.5	4.0	237.5

Commercial
Concrete placement	114.6	—	114.6	112.7	—	112.7
Refuse collection	117.8	—	117.8	79.1	—	79.1
Other	29.1	2.4	31.5	22.3	1.9	24.2
Total commercial	261.5	2.4	263.9	214.1	1.9	216.0
Corporate and intersegment eliminations	0.1	(6.8)	(6.7)	1.8	(6.3)	(4.5)
Consolidated	$1,886.4	$—	$1,886.4	$1,618.3	$—	$1,618.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31,
	2018			2017
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$810.7	$—	$810.7	$603.1	$—	$603.1
Telehandlers	364.4	—	364.4	254.9	—	254.9
Other	381.0	—	381.0	354.4	—	354.4
Total access equipment	1,556.1	—	1,556.1	1,212.4	—	1,212.4

Defense	921.0	0.7	921.7	739.9	0.7	740.6

Fire & emergency	494.0	8.2	502.2	462.6	7.4	470.0

Commercial
Concrete placement	226.1	—	226.1	197.1	—	197.1
Refuse collection	219.0	—	219.0	171.3	—	171.3
Other	56.1	4.1	60.2	43.8	3.0	46.8
Total commercial	501.2	4.1	505.3	412.2	3.0	415.2
Corporate and intersegment eliminations	0.4	(13.0)	(12.6)	2.6	(11.1)	(8.5)
Consolidated	$3,472.7	$—	$3,472.7	$2,829.7	$—	$2,829.7

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Operating income (loss):
Access equipment	$97.7	$42.1	$111.5	$66.5
Defense	47.8	48.7	113.0	72.5
Fire & emergency	36.0	21.8	61.1	38.8
Commercial	16.4	6.0	24.7	10.6
Corporate	(42.0)	(38.2)	(80.6)	(71.8)
Consolidated	155.9	80.4	229.7	116.6
Interest expense, net of interest income	(8.0)	(14.1)	(21.7)	(28.0)
Miscellaneous other income (expense)	(0.8)	1.2	(0.3)	2.5
Income before income taxes and earnings of unconsolidated affiliates	$147.1	$67.5	$207.7	$91.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	September 30,
	2018	2017
Identifiable assets:
Access equipment:
U.S.	$2,095.2	$1,905.5
Europe	547.2	541.0
Rest of the World	249.8	246.1
Total access equipment	2,892.2	2,692.6
Defense:
U.S.	781.5	775.1
Rest of the World	6.7	7.0
Total defense	788.2	782.1
Fire & emergency - U.S.	533.7	552.6
Commercial:
U.S.	398.8	377.3
Rest of the World	49.5	42.3
Total commercial	448.3	419.6
Corporate:
U.S. (a)	424.9	543.9
Rest of the World (b)	107.2	108.1
Total corporate	532.1	652.0
Consolidated	$5,194.5	$5,098.9
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Six Months Ended March 31,
	2018	2017
Net sales:
United States	$2,793.6	$2,237.5
Other North America	111.0	82.7
Europe, Africa and Middle East	406.0	351.2
Rest of the World	162.1	158.3
Consolidated	$3,472.7	$2,829.7

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

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2018

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,591.9	$356.7	$(62.2)	$1,886.4
Cost of sales	0.5	1,336.7	275.7	(61.9)	1,551.0
Gross income (loss)	(0.5)	255.2	81.0	(0.3)	335.4
Selling, general and administrative expenses	38.9	101.7	29.7	—	170.3
Amortization of purchased intangibles	—	8.3	0.9	—	9.2
Operating income (loss)	(39.4)	145.2	50.4	(0.3)	155.9
Interest expense	(19.2)	(13.9)	(0.7)	17.7	(16.1)
Interest income	1.1	14.6	10.1	(17.7)	8.1
Miscellaneous, net	25.2	(40.5)	14.5	—	(0.8)
Income (loss) before income taxes	(32.3)	105.4	74.3	(0.3)	147.1
Provision for (benefit from) income taxes	(7.9)	26.2	18.0	(0.1)	36.2
Income (loss) before equity in earnings of affiliates	(24.4)	79.2	56.3	(0.2)	110.9
Equity in earnings of consolidated subsidiaries	135.2	39.2	26.8	(201.2)	—
Equity in losses of unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Net income	110.8	118.4	83.0	(201.4)	110.8
Other comprehensive income (loss), net of tax	17.3	(0.5)	17.2	(16.7)	17.3
Comprehensive income	$128.1	$117.9	$100.2	$(218.1)	$128.1

Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,378.1	$285.1	$(44.9)	$1,618.3
Cost of sales	(0.2)	1,132.9	268.9	(44.6)	1,357.0
Gross income (loss)	0.2	245.2	16.2	(0.3)	261.3
Selling, general and administrative expenses	35.6	103.9	30.3	—	169.8
Amortization of purchased intangibles	—	9.6	1.5	—	11.1
Operating income (loss)	(35.4)	131.7	(15.6)	(0.3)	80.4
Interest expense	(13.6)	(13.7)	(0.5)	12.7	(15.1)
Interest income	0.6	4.2	8.9	(12.7)	1.0
Miscellaneous, net	24.3	(54.7)	31.6	—	1.2
Income (loss) before income taxes	(24.1)	67.5	24.4	(0.3)	67.5
Provision for (benefit from) income taxes	(9.3)	22.4	10.6	(0.1)	23.6
Income (loss) before equity in earnings of affiliates	(14.8)	45.1	13.8	(0.2)	43.9
Equity in earnings of consolidated subsidiaries	59.1	7.9	8.0	(75.0)	—
Equity in earnings of unconsolidated affiliates	—	—	0.4	—	0.4
Net income	44.3	53.0	22.2	(75.2)	44.3
Other comprehensive income (loss), net of tax	11.5	1.5	9.4	(10.9)	11.5
Comprehensive income	$55.8	$54.5	$31.6	$(86.1)	$55.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2018

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,964.1	$624.6	$(116.0)	$3,472.7
Cost of sales	(0.4)	2,489.7	521.4	(115.6)	2,895.1
Gross income (loss)	0.4	474.4	103.2	(0.4)	577.6
Selling, general and administrative expenses	76.7	192.0	59.4	—	328.1
Amortization of purchased intangibles	—	17.5	2.3	—	19.8
Operating income (loss)	(76.3)	264.9	41.5	(0.4)	229.7
Interest expense	(38.2)	(27.4)	(1.5)	35.6	(31.5)
Interest income	2.4	22.6	20.4	(35.6)	9.8
Miscellaneous, net	50.4	(102.5)	51.8	—	(0.3)
Income (loss) before income taxes	(61.7)	157.6	112.2	(0.4)	207.7
Provision for (benefit from) income taxes	(4.9)	62.8	(17.1)	0.1	40.9
Income (loss) before equity in earnings of affiliates	(56.8)	94.8	129.3	(0.5)	166.8
Equity in earnings of consolidated subsidiaries	224.0	96.3	(4.8)	(315.5)	—
Equity in earnings of unconsolidated affiliates	—	—	0.4	—	0.4
Net income	167.2	191.1	124.9	(316.0)	167.2
Other comprehensive income (loss), net of tax	19.9	(0.3)	19.4	(19.1)	19.9
Comprehensive income	$187.1	$190.8	$144.3	$(335.1)	$187.1

Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended March 31, 2017

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,427.9	$488.0	$(86.2)	$2,829.7
Cost of sales	(1.0)	2,007.4	448.4	(86.1)	2,368.7
Gross income (loss)	1.0	420.5	39.6	(0.1)	461.0
Selling, general and administrative expenses	67.2	195.4	58.2	—	320.8
Amortization of purchased intangibles	—	19.2	4.4	—	23.6
Operating income (loss)	(66.2)	205.9	(23.0)	(0.1)	116.6
Interest expense	(27.2)	(27.3)	(1.0)	25.7	(29.8)
Interest income	1.3	8.3	17.9	(25.7)	1.8
Miscellaneous, net	46.8	(106.9)	62.6	—	2.5
Income (loss) before income taxes	(45.3)	80.0	56.5	(0.1)	91.1
Provision for (benefit from) income taxes	(14.4)	25.4	17.8	—	28.8
Income (loss) before equity in earnings of affiliates	(30.9)	54.6	38.7	(0.1)	62.3
Equity in earnings of consolidated subsidiaries	94.4	23.6	(2.7)	(115.3)	—
Equity in earnings of unconsolidated affiliates	—	—	1.2	—	1.2
Net income	63.5	78.2	37.2	(115.4)	63.5
Other comprehensive income (loss), net of tax	(18.1)	0.6	(19.8)	19.2	(18.1)
Comprehensive income	$45.4	$78.8	$17.4	$(96.2)	$45.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2018

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$263.2	$4.6	$20.1	$—	$287.9
Receivables, net	19.8	1,152.9	338.2	(53.6)	1,457.3
Inventories, net	—	881.9	439.9	—	1,321.8
Other current assets	50.4	27.0	9.2	—	86.6
Total current assets	333.4	2,066.4	807.4	(53.6)	3,153.6
Investment in and advances to consolidated subsidiaries	3,361.1	1,450.6	(57.5)	(4,754.2)	—
Intercompany receivables	47.9	295.8	1,956.7	(2,300.4)	—
Intangible assets, net	—	891.6	619.2	—	1,510.8
Other long-term assets	103.9	255.0	171.2	—	530.1
Total assets	$3,846.3	$4,959.4	$3,497.0	$(7,108.2)	$5,194.5

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7.8	$571.3	$180.0	$(53.1)	$706.0
Customer advances	—	561.2	5.0	—	566.2
Other current liabilities	79.6	268.5	120.0	(0.5)	467.6
Total current liabilities	87.4	1,401.0	305.0	(53.6)	1,739.8
Long-term debt, less current maturities	818.8	—	—	—	818.8
Intercompany payables	491.5	1,761.0	47.9	(2,300.4)	—
Other long-term liabilities	99.0	176.3	11.0	—	286.3
Total shareholders' equity	2,349.6	1,621.1	3,133.1	(4,754.2)	2,349.6
Total liabilities and shareholders' equity	$3,846.3	$4,959.4	$3,497.0	$(7,108.2)	$5,194.5

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2018

	Oshkosh Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(26.5)	$48.1	$22.3	$—	$43.9

Investing activities:
Additions to property, plant and equipment	(3.4)	(22.3)	(12.2)	—	(37.9)
Additions to equipment held for rental	—	—	(2.9)	—	(2.9)
Proceeds from sale of equipment held for rental	—	—	4.4	—	4.4
Intercompany investing	—	(6.2)	(37.9)	44.1	—
Other investing activities	(0.5)	—	—	—	(0.5)
Net cash provided (used) by investing activities	(3.9)	(28.5)	(48.6)	44.1	(36.9)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	—	13.1	—	13.1
Repayments of debt (original maturities greater than three months)	(10.0)	—	(7.9)	—	(17.9)
Repurchases of Common Stock	(136.2)	—	—	—	(136.2)
Dividends paid	(35.9)	—	—	—	(35.9)
Proceeds from exercise of stock options	12.5	—	—	—	12.5
Intercompany financing	63.7	(19.5)	(0.1)	(44.1)	—
Net cash provided (used) by financing activities	(105.9)	(19.5)	5.1	(44.1)	(164.4)

Effect of exchange rate changes on cash	—	(0.1)	(1.6)	—	(1.7)
Decrease in cash and cash equivalents	(136.3)	—	(22.8)	—	(159.1)
Cash and cash equivalents at beginning of period	399.5	4.6	42.9	—	447.0
Cash and cash equivalents at end of period	$263.2	$4.6	$20.1	$—	$287.9

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

21.    Subsequent Event

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “2018 Credit Agreement”). The 2018 Credit Agreement provides for (i) an unsecured revolving credit facility (2018 Revolving Credit Facility) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (2018 Term Loan) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. The Company expects to recognize approximately $0.7 million of expense in the third quarter of fiscal 2018 on the partial extinguishment of debt under the Credit Agreement. Of the remaining costs incurred in connection with the refinancing, approximately $3.0 million is expected to be capitalized and will be amortized over the term of the 2018 Credit Agreement.

Effective April 3, 2018, to transition from secured facilities under the Credit Agreement to unsecured facilities under the 2018 Credit Agreement, (i) the guaranties made pursuant to the Credit Agreement and the related loan documents were terminated (other than the Company’s guaranty under the Credit Agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the 2018 Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the Credit Agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

Under the 2018 Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.125% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitments under the 2018 Credit Agreement and (ii) a fee ranging from 0.563% to 1.750% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the 2018 Credit Agreement.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Borrowings under the 2018 Credit Agreement bear interest at a variable rate equal to, at the Company's election, (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.

The 2018 Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures and foreign subsidiaries.

The 2018 Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.0.

•
Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

Additionally, with certain exceptions, the 2018 Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the 2018 Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 3, 2018 in an aggregate amount not exceeding the sum of:

i.	$1.46 billion;

ii.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 3, 2018 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and

iii.	100% of the aggregate net proceeds received by the Company subsequent to April 3, 2018 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

On April 3, 2018, the Company also entered into (a) a First Supplemental Indenture (the “First Supplemental Indenture”) to the 2025 Notes Indenture between the Company and Wells Fargo Bank, National Association, as trustee, and (b) a Third Supplemental Indenture (the “Third Supplemental Indenture”) to the 2022 Notes Indenture between the Company and Wells Fargo Bank, National Association, as trustee. As a result of the termination of all guaranties of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents, the First Supplemental Indenture and the Third Supplemental Indenture amended and supplemented the 2025 Notes Indenture and the 2022 Notes Indenture, respectively, to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; the Company’s ability to increase prices to raise margins or offset higher input costs, including increasing commodity and other raw material costs due to a sustained economic recovery, tariffs or other factors; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war could reduce the competitiveness of the Company's products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on April 26, 2018 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.47 in the second quarter of fiscal 2018, more than two and one-half times higher than earnings per share for the second quarter of fiscal 2017 and above the Company's expectations. Results for the second quarter of fiscal 2018 were driven by a 16.6% increase in sales, operating income margins that improved in all segments and the benefit of tax reform in the United States. Results for the second quarter of fiscal 2018 included after-tax charges of $5.8 million, or $0.07 per share, for charges and inefficiencies associated with restructuring actions in the access equipment and commercial segments. Results for the second quarter of fiscal 2017 included after-tax charges of $13.7 million, or $0.18 per share, for charges associated with restructuring actions in the access equipment segment.

Consolidated net sales increased $268.1 million, or 16.6%, to $1.89 billion in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The Company reported double-digit percentage sales growth in the access equipment, commercial and fire & emergency segments. Order intake in the access equipment segment was up 31.5% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, after an exceptional first quarter for orders in this segment. The Company believes that the access equipment order activity experienced in the second quarter of fiscal 2018 continued to be driven by the broader, positive economic conditions in its access equipment markets, especially in the United States.

Consolidated operating income increased 93.9% to $155.9 million, or 8.3% of sales, in the second quarter of fiscal 2018 compared to $80.4 million, or 5.0% of sales, in the second quarter of fiscal 2017. Second quarter fiscal 2018 results included pre-tax charges of $7.0 million for charges and inefficiencies associated with restructuring actions in the access equipment and commercial segments. Second quarter fiscal 2017 results included pre-tax charges of $17.2 million for charges and inefficiencies associated with restructuring actions in the access equipment segment. In addition to the changes in restructuring-related costs, the increase in operating income in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily a result of the higher gross margin associated with higher sales volumes, continued improvement from strategic pricing initiatives in the fire & emergency segment and the recognition of deferred margin in the access equipment segment for a customer on the cost recovery method of accounting, offset in part by challenges associated with the ramp up of production in the access equipment segment.

Similar to many industrial companies, the Company is working through some challenges as a result of the strong economy in the United States. Labor markets are tight, commodity and logistics costs have risen rapidly and higher production levels are causing a strain on the Company's supply chain. These challenges are especially apparent in the access equipment segment, which is ramping up production to meet very high demand for its products. The Company is working to mitigate each of these challenges, but expects fiscal 2018 operational efficiency in the access equipment segment will be negatively impacted compared to previous expectations.

The Company has implemented steel and aluminum surcharges in its non-defense segments to address the dramatic increase in the cost of these items over the last six months. The Company expects to see the impact of the higher steel and aluminum costs begin to impact the income statement beginning late in the third quarter of fiscal 2018. As orders in backlog at the time the surcharges were implemented are not subject to the surcharges, the Company expects that it will only partially offset the impact of the higher input costs in fiscal 2018 and has factored this into its updated outlook.

As a result of the better than expected performance in the second quarter of fiscal 2018, favorable economic conditions and positive markets for the Company's products, the Company raised its fiscal 2018 earnings per share estimate range from $4.75 to $5.20 to a range of $5.10 to $5.55 on estimated operating income of $540 million to $590 million. Excluding expected inefficiencies and charges related to announced restructuring actions in the access equipment and commercial segments and one-time discrete adjustments associated with implementing tax reform in the United States, the Company also increased its fiscal 2018 adjusted earnings per share estimate range from $5.00 to $5.45 to a range of $5.40 to $5.85 on estimated adjusted operating income of $575 million to $625 million. Strong order activity in the second quarter of fiscal 2018 in the access equipment segment also resulted in the Company increasing its fiscal 2018 sales estimate range by $300 million, resulting in estimated consolidated sales in fiscal 2018 of between $7.4 billion and $7.6 billion.

The Company now expects access equipment segment fiscal 2018 sales to be $3.6 billion to $3.7 billion, compared to the Company's previous expectation of $3.3 billion to $3.4 billion. The revised sales estimate for fiscal 2018 represents an estimated 19% to 22% increase from fiscal 2017 sales. The Company is lowering its fiscal 2018 operating income margin outlook range for the access equipment segment from a range of 9.95% to 10.50% to a range of 9.15% to 9.65%, reflecting challenges related to the ramp up of production to meet the higher demand, higher freight costs, a higher mix of national rental company sales and higher inefficiencies related to restructuring actions. Excluding expected inefficiencies and charges related to restructuring actions, the Company expects adjusted operating income margins in the access equipment segment in fiscal 2018 will be in the range of 10.00% to 10.50%, down from the Company's previous adjusted operating income margin outlook range for this segment of 10.75% to 11.25%.

The Company tightened its fiscal 2018 sales outlook for the defense segment to approximately $1.825 billion, the mid-point of the Company's previous range of $1.80 billion to $1.85 billion. The Company increased its fiscal 2018 operating income margin estimate range for the defense segment from a range of 9.75% to 10.00% to a range of 10.75% to 11.00%, reflecting the strong performance from this segment in the second quarter of fiscal 2018 and the benefit from redirecting a portion of the segment's engineering effort to revenue generating activities. The Company does not expect to experience a material impact in the defense segment from the higher market prices for steel and other commodities due to contracting practices with its suppliers.

The Company's fiscal 2018 sales expectations for the fire & emergency segment remain unchanged at approximately $1.1 billion. The Company is increasing its fiscal 2018 operating income margin outlook range for the fire & emergency segment from a range of 10.75% to 11.25% to a range of 11.75% to 12.00%, reflecting the strong performance from this segment in the second quarter of fiscal 2018. The Company expects the strong fiscal 2018 second quarter results to continue for the remainder of the fiscal year, which it expects will more than offset the impact of higher steel and aluminum costs that the segment expects to see later in fiscal 2018.

The Company continues to expect commercial segment fiscal 2018 sales to be approximately $975 million. Solely as a result of expected restructuring charges associated with announced restructuring actions, the Company is lowering its expected operating income margins in the commercial segment for fiscal 2018 from a range of 5.35% to 5.85% to a range of 5.30% to 5.80%. Excluding the expected restructuring charges, the Company expects adjusted operating income margins in the commercial segment in fiscal 2018 will be in the range of 5.75% to 6.25%, consistent with previous estimates.

The Company continues to expect fiscal 2018 corporate expenses will be approximately $155 million. The Company now expects its effective tax rate to be approximately 21.9%, up slightly from the Company's previous expected effective tax rate of 21.8%. Excluding the tax impact associated with expected inefficiencies and charges related to announced restructuring actions in the access equipment and commercial segments and one-time discrete adjustments associated with tax reform in the United States, the adjusted effective tax rate estimate is expected to be approximately 23.0%, consistent with the Company's previous expectations. The Company lowered its share count assumption from 76 million shares to 75.5 million shares to reflect share repurchases made by the Company in the second quarter of fiscal 2018.

The Company expects higher sales in the third quarter of fiscal 2018 compared to the third quarter of 2017, led by the access equipment segment. The Company expects higher earnings per share driven primarily by a lower tax rate as a result of tax reform in the United States.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2018	2017	2018	2017
Net sales:
Access equipment	$927.9	$723.2	$1,556.1	$1,212.4
Defense	428.2	446.1	921.7	740.6
Fire & emergency	273.1	237.5	502.2	470.0
Commercial	263.9	216.0	505.3	415.2
Intersegment eliminations and other	(6.7)	(4.5)	(12.6)	(8.5)
	$1,886.4	$1,618.3	$3,472.7	$2,829.7

Second Quarter Fiscal 2018 Compared to 2017

Consolidated net sales increased $268.1 million, or 16.6%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The Company reported double-digit percentage sales growth in all non-defense segments.

Access equipment segment net sales increased $204.7 million, or 28.3%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in sales was due to improved demand for both aerial work platforms and telehandlers. All regions reported double digit increases in sales in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017.

Defense segment net sales decreased $17.9 million, or 4.0%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The decrease in sales was due to the absence of international Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV) sales in the second quarter of fiscal 2018, largely offset by the continued ramp up of sales to the U.S. government under the Joint Light Tactical Vehicle (JLTV) program.

Fire & emergency segment net sales increased $35.6 million, or 15.0%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in sales was primarily due to higher fire apparatus sales and improved pricing.

Commercial segment net sales increased $47.9 million, or 22.2%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in sales was primarily due to higher refuse collection vehicle unit volume.

First Six Months of Fiscal 2018 Compared to 2017

Consolidated net sales increased $643.0 million, or 22.7%, to $3.47 billion in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. All segments reported an increase in sales in the first six months of fiscal 2018 compared to the first six months of fiscal 2017.

Access equipment segment net sales increased $343.7 million, or 28.3%, to $1.56 billion in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in sales was primarily due to improved demand for both aerial work platforms and telehandlers.

Defense segment net sales increased $181.1 million, or 24.5%, to $921.7 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in sales was primarily due to the ramp up of sales under the JLTV program and higher Family of Medium Tactical Vehicle sales, offset by lower international M-ATV sales and lower Family of Heavy Tactical Vehicle sales.

Fire & emergency segment net sales increased $32.2 million, or 6.9%, to $502.2 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in sales was primarily due to higher fire apparatus sales and improved pricing.

Commercial segment net sales increased $90.1 million, or 21.7%, to $505.3 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in sales was primarily due to higher refuse collection and concrete mixer unit volume. Fiscal 2017 first quarter sales were negatively impacted by an atypical order pattern.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2018	2017	2018	2017
Cost of sales:
Access equipment	$759.4	$604.7	$1,311.1	$1,004.2
Defense	357.6	374.5	765.2	623.4
Fire & emergency	214.5	196.3	398.3	394.5
Commercial	223.4	185.6	429.6	355.5
Intersegment eliminations and other	(3.9)	(4.1)	(9.1)	(8.9)
	$1,551.0	$1,357.0	$2,895.1	$2,368.7

Second Quarter Fiscal 2018 Compared to 2017

Consolidated cost of sales was $1.55 billion, or 82.2% of sales, in the second quarter of fiscal 2018 compared to $1.36 billion, or 83.9% of sales, in the second quarter of fiscal 2017. The 170 basis point decrease in cost of sales as a percentage of sales was due to prior year charges related to restructuring actions in the access equipment segment (110 basis points), improved pricing (50 basis points) and the recognition of deferred margin in the access equipment segment for a customer on the cost recovery method of accounting (40 basis points), offset in part by current year charges and inefficiencies related to restructuring actions (30 basis points).

Access equipment segment cost of sales was $759.4 million, or 81.8% of sales, in the second quarter of fiscal 2018 compared to $604.7 million, or 83.6% of sales, in the second quarter of fiscal 2017. The 180 basis point decrease in cost of sales as a percentage of sales was largely due to prior year charges related to restructuring actions (240 basis points), the recognition of deferred margin for a customer on the cost recovery method of accounting in the current year quarter (80 basis points) and price realization (40 basis points), offset in part by challenges associated with the ramp up of production (90 basis points) and current year charges and inefficiencies related to restructuring actions (50 basis points).

Defense segment cost of sales was $357.6 million, or 83.5% of sales, in the second quarter of fiscal 2018 compared to $374.5 million, or 83.9% of sales, in the second quarter of fiscal 2017. The 40 basis point decrease in cost of sales as a percentage of sales was attributable to improved manufacturing performance (90 basis points) and the timing of new product development spending (30 basis points), offset in part by adverse product mix (80 basis points).

Fire & emergency segment cost of sales was $214.5 million, or 78.5% of sales, in the second quarter of fiscal 2018 compared to $196.3 million, or 82.7% of sales, in the second quarter of fiscal 2017. The 420 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (220 basis points), favorable mix (70 basis points), improved manufacturing performance (50 basis points) and improved absorption of fixed costs (50 basis points).

Commercial segment cost of sales was $223.4 million, or 84.7% of sales, in the second quarter of fiscal 2018 compared to $185.6 million, or 85.9% of sales, in the second quarter of fiscal 2017. The 120 basis point decrease in cost of sales as a percentage of sales was primarily attributable to increased warranty reserves in the prior year (100 basis points) and favorable mix (70 basis points), offset in part by higher material costs (70 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

First Six Months of Fiscal 2018 Compared to 2017

Consolidated cost of sales was $2.90 billion, or 83.4% of sales, in the first six months of fiscal 2018 compared to $2.37 billion, or 83.7% of sales, in the first six months of fiscal 2017. The 30 basis point decrease in cost of sales as a percentage of sales was largely due to prior year charges related to restructuring actions in the access equipment segment (50 basis points), improved manufacturing efficiencies in the defense segment (50 basis points) and improved pricing in the fire & emergency segment (40 basis points), offset in part by current year charges and inefficiencies related to restructuring actions (60 basis points) and higher material costs (50 basis points).

Access equipment segment cost of sales was $1.31 billion, or 84.3% of sales, in the first six months of fiscal 2018 compared to $1.00 billion, or 82.8% of sales, in the first six months of fiscal 2017. The 150 basis point increase in cost of sales as a percentage of sales was largely due to current year charges and inefficiencies related to restructuring actions (130 basis points), higher material costs (110 basis points) and higher freight costs (50 basis points), offset in part by prior year charges related to restructuring actions (140 basis points).

Defense segment cost of sales was $765.2 million, or 83.0% of sales, in the first six months of fiscal 2018 compared to $623.4 million, or 84.2% of sales, in the first six months of fiscal 2017. The 120 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved manufacturing efficiencies (230 basis points), offset in part by adverse product mix (120 basis points).

Fire & emergency segment cost of sales was $398.3 million, or 79.3% of sales, in the first six months of fiscal 2018 compared to $394.5 million, or 83.9% of sales, in the first six months of fiscal 2017. The 460 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (240 basis points), improved manufacturing efficiencies (100 basis points) and improved product mix (100 basis points).

Commercial segment cost of sales was $429.6 million, or 85.0% of sales, in the first six months of fiscal 2018 compared to $355.5 million, or 85.6% of sales, in the first six months of fiscal 2017. The 60 basis point decrease in cost of sales as a percentage of sales was due to improved absorption as a result of higher production (90 basis points), offset in part by current year charges related to restructuring actions (30 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2018	2017	2018	2017
Operating income (loss):
Access equipment	$97.7	$42.1	$111.5	$66.5
Defense	47.8	48.7	113.0	72.5
Fire & emergency	36.0	21.8	61.1	38.8
Commercial	16.4	6.0	24.7	10.6
Corporate	(42.0)	(38.2)	(80.6)	(71.8)
	$155.9	$80.4	$229.7	$116.6

Second Quarter Fiscal 2018 Compared to 2017

Consolidated operating income increased 93.9% to $155.9 million, or 8.3% of sales, in the second quarter of fiscal 2018 compared to $80.4 million, or 5.0% of sales, in the second quarter of fiscal 2017. The increase in operating income was primarily a result of the higher gross margin associated with higher sales volume ($55 million), prior year charges related to restructuring actions in the access equipment ($17 million), improved pricing ($13 million) and the recognition of deferred margin in the access equipment segment for a customer on the cost recovery method of accounting ($8 million), offset in part by challenges associated with the ramp up of production in the access equipment segment ($14 million) and current year charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments ($7 million).

Access equipment segment operating income increased 132.1% to $97.7 million, or 10.5% of sales, in the second quarter of fiscal 2018 compared to $42.1 million, or 5.8% of sales, in the second quarter of fiscal 2017. The increase in operating income was primarily a result of the higher gross margin associated with higher sales volume ($47 million), prior year charges related to restructuring actions ($17 million), the recognition of deferred margin for a customer on the cost recovery method of accounting ($8 million) and price realization ($5 million), offset in part by challenges associated with the ramp up of production ($14 million) and current year charges and inefficiencies related to restructuring actions ($5 million).

Defense segment operating income decreased 1.8% to $47.8 million, or 11.2% of sales, in the second quarter of fiscal 2018 compared to $48.7 million, or 10.9% of sales, in the second quarter of fiscal 2017. The decrease in operating income was largely due to the lower gross margin associated with lower sales volume ($3 million) and adverse product mix ($3 million), offset in part by improved manufacturing performance ($4 million).

Fire & emergency segment operating income increased 65.1% to $36.0 million, or 13.2% of sales, in the second quarter of fiscal 2018 compared to $21.8 million, or 9.2% of sales, in the second quarter of fiscal 2017. The increase in operating income was primarily a result of improved pricing ($8 million), the higher gross margin associated with higher sales volume ($7 million) and improved manufacturing performance ($2 million), offset in part by higher selling, general and administrative expenses ($3 million).

Commercial segment operating income increased 173.3% to $16.4 million, or 6.2% of sales, in the second quarter of fiscal 2018 compared to $6.0 million, or 2.8% of sales, in the second quarter of fiscal 2017. The increase in operating income was primarily a result of the higher gross margin associated with higher sales volume ($11 million), improved product mix ($2 million) and lower warranty costs ($2 million), offset in part by charges related to restructuring actions ($2 million). Commercial segment second quarter fiscal 2017 results included $1.3 million of costs related to an accident at one of its manufacturing facilities.

Corporate operating costs increased $3.8 million to $42.0 million in the second quarter of fiscal 2018 compared to $38.2 million in the second quarter of fiscal 2017. The increase in corporate operating costs is primarily due to increased incentive compensation expense on higher earnings ($3 million) and higher new product development spending ($2 million).

Consolidated selling, general and administrative expenses increased 0.3% to $170.3 million, or 9.0% of sales, in the second quarter of fiscal 2018 compared to $169.8 million, or 10.5% of sales, in the second quarter of fiscal 2017. Consolidated selling, general and administrative expenses were generally flat as higher salaries and higher incentive compensation were offset by lower trade show costs and lower bad debt expense.

First Six Months of Fiscal 2018 Compared to 2017

Consolidated operating income increased 97.0% to $229.7 million, or 6.6% of sales, in the first six months of fiscal 2018 compared to $116.6 million, or 4.1% of sales, in the first six months of fiscal 2017. The increase in operating income was primarily a result of higher gross margin associated with higher sales volume ($143 million), improved pricing ($23 million) prior year charges related to restructuring actions in the access equipment ($17 million) and the recognition of deferred revenue upon the receipt of cash in the access equipment segment ($8 million), offset in part by charges and inefficiencies related to restructuring actions in the access equipment and commercial segments ($26 million), increased material costs ($20 million), challenges associated with the ramp up of production in the access equipment segment ($18 million), increased freight costs ($7 million) and higher selling, general and administrative expenses ($7 million).

Access equipment segment operating income increased 67.7% to $111.5 million, or 7.2% of sales, in the first six months of fiscal 2018 compared to $66.5 million, or 5.5% of sales, in the first six months of fiscal 2017. The increase in operating income was primarily the result of the higher gross margin associated with higher sales volume ($82 million), prior year charges related to restructuring actions ($17 million) and the recognition of deferred revenue upon the receipt of cash ($8 million), offset in part by current year charges and inefficiencies related to restructuring actions ($21 million), challenges associated with the ramp up of production ($18 million), higher material costs ($17 million) and increased freight costs ($7 million).

Defense segment operating income increased 55.9% to $113.0 million, or 12.3% of sales, in the first six months of fiscal 2018 compared to $72.5 million, or 9.8% of sales, in the first six months of fiscal 2017. The increase in operating income was largely due to higher gross margin associated with higher sales volume ($36 million) and improved manufacturing performance ($17 million), offset in part by adverse product mix ($11 million).

Fire & emergency segment operating income increased 57.5% to $61.1 million, or 12.2% of sales, in the first six months of fiscal 2018 compared to $38.8 million, or 8.3% of sales, in the first six months of fiscal 2017. The increase in operating income was primarily a result of improved pricing ($16 million), favorable product mix ($5 million) and improved manufacturing performance ($5 million), offset in part by higher selling, general and administrative expenses ($6 million).

Commercial segment operating income increased 133.0% to $24.7 million, or 4.9% of sales, in the first six months of fiscal 2018 compared to $10.6 million, or 2.6% of sales, in the first six months of fiscal 2017. The increase in operating income was primarily a result of higher gross margin associated with higher sales volume ($21 million), offset in part by charges related to restructuring actions ($4 million). Commercial segment results in the first six months of fiscal 2017 also included $1.3 million of costs related to the accident at one of its manufacturing facilities.

Corporate operating costs increased $8.8 million to $80.6 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase in corporate operating costs was primarily due to higher new product development spending ($4 million) and increased incentive compensation expense on higher earnings ($3 million).

Consolidated selling, general and administrative expenses increased 2.3% to $328.1 million, or 9.4% of sales, in the first six months of fiscal 2018 compared to $320.8 million, or 11.3% of sales, in the first six months of fiscal 2017. The increase in consolidated selling, general and administrative expenses was generally a result of higher salaries and fringe benefits ($12 million) and increased incentive compensation expense on higher earnings ($4 million), offset in part by lower bad debt expense ($9 million).

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2018 Compared to 2017

Interest expense net of interest income decreased $6.1 million to $8.0 million in the second quarter of fiscal 2018 compared to $14.1 million in the second quarter of fiscal 2017 primarily due to the receipt of interest from a customer that had been on non-accrual status.

Other miscellaneous expense of $0.8 million in the second quarter of fiscal 2018 and other miscellaneous income of $1.2 million in the second quarter of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $36.2 million in the second quarter of fiscal 2018, or 24.6% of pre-tax income, compared to $23.6 million, or 35.0% of pre-tax income, in the second quarter of fiscal 2017. Results for the second quarter of fiscal 2018 and 2017 were favorably impacted by discrete tax benefits of $1.1 million and $1.5 million, respectively, primarily due to favorable share-based compensation tax benefits. The decrease in the Company's effective income tax rate was primarily due to tax reform in the United States which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

Equity in earnings (losses) of unconsolidated affiliates of $(0.1) million in the second quarter of fiscal 2018 and $0.4 million in the second quarter of fiscal 2017 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2018 Compared to 2017

Interest expense net of interest income decreased $6.3 million to $21.7 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 primarily due to the receipt of interest from a customer that had been on non-accrual status.

Other miscellaneous expense of $0.3 million in the first six months of fiscal 2018 and other miscellaneous income of $2.5 million in the first six months of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $40.9 million in the first six months of fiscal 2018, or 19.7% of pre-tax income, compared to $28.8 million, or 31.6% of pre-tax income, in the first six months of fiscal 2017. Results for the first six months of fiscal 2018 were favorably impacted by discrete tax benefits of $11.4 million, primarily due to favorable share-based compensation tax benefits of $4.5 million and a $6.5 million net tax benefit related to tax reform in the United States. Results for the first six months of fiscal 2017 were favorably impacted by discrete tax benefits of 4.9 million, largely related to state tax matters of $2.9 million and favorable share-based compensation tax benefits of $2.0 million.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income in first quarter of fiscal 2018. Both the tax benefit and the tax charge represent provisional amounts and the Company's current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Equity in earnings of unconsolidated affiliates of $0.4 million in the first six months of fiscal 2018 and $1.2 million in the first six months of fiscal 2017 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity were available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At March 31, 2018, the Company had cash and cash equivalents of $287.9 million. In addition to cash and cash equivalents, the Company had $760.9 million of unused available capacity under the Revolving Credit Facility as of March 31, 2018. As of April 3, 2018, the 2018 Revolving Credit Facility (as defined in "Liquidity") replaced the Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the 2018 Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, dividends and share repurchases. The Company expects to meet its fiscal 2018 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

During the first six months of fiscal 2018, the Company repurchased 1,587,013 shares of Common Stock, under a repurchase authorization approved by the Company's Board of Directors in August 2015, at a cost of $128.7 million. As of March 31, 2018, the Company had approximately 5.9 million shares of Common Stock remaining under this repurchase authorization.

The Company continues to expect to generate approximately $500 million of cash flow from operations in fiscal 2018. The Company continues to expect fiscal 2018 capital spending to be approximately $100 million. This estimate does not include any capital associated with the potential construction of a new global headquarters building. If the Company proceeds with a new global headquarters building, the Company believes any related additional capital spending in fiscal 2018 would not have a significant impact on the Company's liquidity. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at March 31, 2018

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2018	2017
Cash and cash equivalents	$287.9	$447.0
Total debt	827.5	830.9
Total shareholders’ equity	2,349.6	2,307.4
Total capitalization (debt plus equity)	3,177.1	3,138.3
Debt to total capitalization	26.0%	26.5%

The Company's ratio of debt to total capitalization of 26.0% at March 31, 2018 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 56 days at September 30, 2017 to 65 days at March 31, 2018 primarily as a result of timing of payment on a large international order within the defense segment. Days sales outstanding for segments other than the defense segment increased from 52 days at September 30, 2017 to 55 days at March 31, 2018 primarily as a result of normal seasonal fluctuations in sales. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased slightly from 4.5 times at September 30, 2017 to 4.4 times at March 31, 2018.

Cash Flows

Operating Cash Flows

Operating activities generated $43.9 million of cash in the first six months of fiscal 2018 compared to $148.1 million in the first six months of fiscal 2017. The decline in operating cash flow in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 was primarily the result of higher access equipment segment receivables driven by higher sales and a smaller growth in customer advances at the fire & emergency segment as backlog grew at a higher rate in the first six months of fiscal 2017.

Investing Cash Flows

Investing activities used cash of $36.9 million in the first six months of fiscal 2018 compared to $33.7 million in the first six months of fiscal 2017. Capital spending, excluding equipment held for rental, of $37.9 million in the first six months of fiscal 2018 reflected an increase of $9.9 million compared to capital spending in the first six months of fiscal 2017.

Financing Cash Flows

Financing activities used cash of $164.4 million in the first six months of fiscal 2018 compared to $21.1 million in the first six months of fiscal 2017. In the first six months of fiscal 2018, the Company repurchased 1,587,013 shares of its Common Stock at an aggregate cost of $128.7 million under the repurchase authorization approved by the Company's Board of Directors. The Company did not repurchase any shares of Common Stock under this authorization during the first six months of fiscal 2017.

Liquidity

Senior Secured Credit Agreement

In March 2014, the Company entered into an Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provided for (i) a revolving credit facility (Revolving Credit Facility) that matured in March 2019 and (ii) a $400 million term loan due in quarterly principal installments of $5 million with a balloon payment of $310 million due at maturity in March 2019. In January 2015, the Revolving Credit Facility was increased to an aggregate maximum amount of $850 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “2018 Credit Agreement”). The 2018 Credit Agreement replaced the Credit Agreement. The 2018 Credit Agreement provides for (i) an unsecured revolving credit facility (2018 Revolving Credit Facility) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (2018 Term Loan) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023.

Effective April 3, 2018, to transition from secured facilities under the Credit Agreement to unsecured facilities under the 2018 Credit Agreement, (i) the guaranties made pursuant to the Credit Agreement and the related loan documents were terminated (other than the Company’s guaranty under the Credit Agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the 2018 Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the Credit Agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

Under the 2018 Credit Agreement, the Company must pay (i) an unused commitment fee ranging from 0.125% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitments under the 2018 Credit Agreement and (ii) a fee ranging from 0.563% to 1.750% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the 2018 Credit Agreement.

Borrowings under the 2018 Credit Agreement bear interest at a variable rate equal to, at the Company's election, (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied.

Covenant Compliance

The 2018 Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions and make investments in joint ventures and foreign subsidiaries.

The 2018 Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.0.

•
Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.0.

Additionally, with certain exceptions, the 2018 Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the 2018 Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 3, 2018 in an aggregate amount not exceeding the sum of:

i.	$1.46 billion;

ii.
50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 3, 2018 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and

iii.	100% of the aggregate net proceeds received by the Company subsequent to April 3, 2018 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock.

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

On April 3, 2018, the Company also entered into (a) a First Supplemental Indenture (the “First Supplemental Indenture”) to the 2025 Notes Indenture between the Company and Wells Fargo Bank, National Association, as trustee, and (b) a Third Supplemental Indenture (the “Third Supplemental Indenture”) to the 2022 Notes Indenture between the Company and Wells Fargo Bank, National Association, as trustee. As a result of the termination of all guaranties of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents, the First Supplemental Indenture and the Third Supplemental Indenture amended and supplemented the 2025 Notes Indenture and the 2022 Notes Indenture, respectively, to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto.

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

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 24% of the Company’s net sales in the first six months of fiscal 2018. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2018 increased 25.9% to $4.94 billion compared to $3.93 billion at March 31, 2017. Access equipment segment backlog increased 142.4% to $1.79 billion at March 31, 2018 compared to $737.9 million at March 31, 2017 primarily due to improved market conditions generating strong replacement demand. Defense segment backlog decreased 7.0% to $1.70 billion at March 31, 2018 compared to $1.83 billion at March 31, 2017 primarily due to completing a large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 2.2% to $1.03 billion at March 31, 2018 compared to $1.01 billion at March 31, 2017 due to improved demand for Pierce fire apparatus. Commercial segment backlog increased 19.8% to $424.0 million at March 31, 2018 compared to $353.8 million at March 31, 2017. Unit backlog for concrete mixers as of March 31, 2018 was up 7.9% due to a return to a more normal ordering pattern as compared to the atypical order pattern experienced in the prior year. Unit backlog for refuse collection vehicles as of March 31, 2018 was up 18.8% compared to March 31, 2017 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 30% of the Company’s March 31, 2018 backlog is not expected to be filled in fiscal 2018.

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

	Fiscal 2018 Expectations
	Low	High

Access equipment segment operating income margin (GAAP)	9.15%	9.65%
Cost and inefficiencies related to restructuring actions	0.85%	0.85%
Adjusted access equipment segment operating income margin (non-GAAP)	10.00%	10.50%

Commercial segment operating income margin (GAAP)	5.30%	5.80%
Restructuring costs	0.45%	0.45%
Adjusted commercial segment operating income margin (non-GAAP)	5.75%	6.25%

Consolidated operating income (GAAP)	$540	$590
Cost and inefficiencies related to restructuring actions	35	35
Adjusted consolidated operating income (non-GAAP)	$575	$625

Effective income tax rate (GAAP)	21.9%	21.9%
Impact of costs and inefficiencies related to restructuring actions on the effective income tax rate	(0.1)%	(0.1)%
Revaluation of net deferred tax liabilities	4.8%	4.4%
Repatriation tax	(3.6)%	(3.2)%
Adjusted effective income tax rate (non-GAAP)	23.0%	23.0%

Earnings per share-diluted (GAAP)	$5.10	$5.55
Cost and inefficiencies related to restructuring actions, net of tax	0.38	0.38
Revaluation of net deferred tax liabilities	(0.31)	(0.31)
Repatriation tax	0.23	0.23
Adjusted earnings per share-diluted (non-GAAP)	$5.40	$5.85

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2017, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	6,764,574
February 1 - February 28	—	—	—	6,764,574
March 1 - March 31	839,013	$77.49	839,013	5,925,561
Total	839,013		839,013	5,925,561

(1)
On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of March 31, 2018, the Company had repurchased 4,373,637 shares of Common Stock under this authorization. As a result, 5,925,561 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2018. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization. The Company did not repurchase any shares of the Company's Common Stock under this authorization during the second quarter of fiscal 2017.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2018.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 26, 2018.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2018.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 26, 2018.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 26, 2018	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

April 26, 2018	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2018	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)