Form 10-Q
period 2018-06-30
OSHKOSH CORP
filed 2018-07-31
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of July 24, 2018, 73,103,190 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,175.8	$2,036.9	$5,648.5	$4,866.6
Cost of sales	1,772.9	1,650.0	4,668.0	4,018.7
Gross income	402.9	386.9	980.5	847.9

Operating expenses:
Selling, general and administrative	171.2	163.9	499.3	484.7
Amortization of purchased intangibles	9.3	11.1	29.1	34.7
Total operating expenses	180.5	175.0	528.4	519.4
Operating income	222.4	211.9	452.1	328.5

Other income (expense):
Interest expense	(25.4)	(15.3)	(56.9)	(45.1)
Interest income	1.9	1.4	11.7	3.2
Miscellaneous, net	(1.8)	0.6	(2.1)	3.1
Income before income taxes and earnings of unconsolidated affiliates	197.1	198.6	404.8	289.7
Provision for income taxes	44.6	70.1	85.5	98.9
Income before earnings of unconsolidated affiliates	152.5	128.5	319.3	190.8
Equity in earnings of unconsolidated affiliates	0.9	0.1	1.3	1.3
Net income	$153.4	$128.6	$320.6	$192.1

Earnings per share:
Basic	$2.08	$1.72	$4.31	$2.57
Diluted	2.05	1.69	4.25	2.54

Cash dividends declared per share on Common Stock	$0.24	$0.21	$0.72	$0.63

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$153.4	$128.6	$320.6	$192.1
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.6	0.8	1.6	2.4
Currency translation adjustments	(35.4)	27.0	(16.8)	7.3
Change in fair value of derivative instruments	0.2	(0.2)	0.5	(0.2)
Total other comprehensive income (loss), net of tax	(34.6)	27.6	(14.7)	9.5
Comprehensive income	$118.8	$156.2	$305.9	$201.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	June 30,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$371.9	$447.0
Receivables, net	1,567.2	1,306.3
Inventories, net	1,246.8	1,198.4
Other current assets	79.8	88.1
Total current assets	3,265.7	3,039.8
Property, plant and equipment, net	453.0	469.9
Goodwill	1,009.6	1,013.0
Purchased intangible assets, net	476.5	507.8
Other long-term assets	69.1	68.4
Total assets	$5,273.9	$5,098.9

Liabilities and Shareholders' Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$23.0
Accounts payable	751.7	651.0
Customer advances	498.8	513.4
Payroll-related obligations	178.2	191.8
Other current liabilities	308.7	303.9
Total current liabilities	1,737.4	1,683.1
Long-term debt, less current maturities	817.8	807.9
Other long-term liabilities	298.3	300.5
Commitments and contingencies
Shareholders' equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 92,101,465 shares issued)	0.9	0.9
Additional paid-in capital	811.4	802.2
Retained earnings	2,666.8	2,399.8
Accumulated other comprehensive loss	(139.7)	(125.0)
Common Stock in treasury, at cost (18,693,395 and 17,088,224 shares, respectively)	(919.0)	(770.5)
Total shareholders’ equity	2,420.4	2,307.4
Total liabilities and shareholders' equity	$5,273.9	$5,098.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2016	$0.9	$782.3	$2,177.0	$(175.0)	$(808.7)	$1,976.5
Net income	—	—	192.1	—	—	192.1
Employee pension and postretirement benefits, net of tax of $1.4	—	—	—	2.4	—	2.4
Currency translation adjustments	—	—	—	7.3	—	7.3
Cash dividends ($0.63 per share)	—	—	(47.1)	—	—	(47.1)
Exercise of stock options	—	4.2	—	—	30.0	34.2
Stock-based compensation expense	—	16.8	—	—	—	16.8
Payment of earned performance shares	—	(1.3)	—	—	1.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.0)	(3.0)
Other	—	(3.5)	—	(0.2)	3.6	(0.1)
Balance at June 30, 2017	$0.9	$798.5	$2,322.0	$(165.5)	$(776.8)	$2,179.1

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	320.6	—	—	320.6
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	1.6	—	1.6
Currency translation adjustments	—	—	—	(16.8)	—	(16.8)
Cash dividends ($0.72 per share)	—	—	(53.6)	—	—	(53.6)
Repurchases of Common Stock	—	—	—	—	(166.8)	(166.8)
Exercise of stock options	—	(3.1)	—	—	16.3	13.2
Stock-based compensation expense	—	20.9	—	—	—	20.9
Payment of earned performance shares	—	(2.7)	—	—	2.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.5)	(7.5)
Other	—	(5.9)	—	0.5	6.8	1.4
Balance at June 30, 2018	$0.9	$811.4	$2,666.8	$(139.7)	$(919.0)	$2,420.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Nine Months Ended June 30,
	2018	2017
Operating activities:
Net income	$320.6	$192.1
Depreciation and amortization	91.1	97.3
Stock-based compensation expense	20.9	16.8
Deferred income taxes	(7.6)	3.8
Gain on sale of assets	(0.3)	(5.2)
Foreign currency transaction (gains) losses	(0.3)	2.1
Debt extinguishment costs	9.9	—
Other non-cash adjustments	2.5	0.4
Changes in operating assets and liabilities	(216.6)	(183.4)
Net cash provided by operating activities	220.2	123.9

Investing activities:
Additions to property, plant and equipment	(56.0)	(45.2)
Additions to equipment held for rental	(3.5)	(26.3)
Proceeds from sale of equipment held for rental	4.8	42.3
Other investing activities	(0.6)	(1.4)
Net cash used by investing activities	(55.3)	(30.6)

Financing activities:
Net increase in short-term debt	—	3.0
Proceeds from issuance of debt (original maturities greater than three months)	639.4	—
Repayments of debt (original maturities greater than three months)	(653.8)	(20.0)
Debt issuance costs	(12.9)	—
Repurchases of Common Stock	(174.3)	(3.0)
Dividends paid	(53.6)	(47.1)
Proceeds from exercise of stock options	13.2	34.2
Net cash used by financing activities	(242.0)	(32.9)

Effect of exchange rate changes on cash	2.0	(9.1)
Increase (decrease) in cash and cash equivalents	(75.1)	51.3
Cash and cash equivalents at beginning of period	447.0	321.9
Cash and cash equivalents at end of period	$371.9	$373.2

Supplemental disclosures:
Cash paid for interest	$48.8	$36.5
Cash paid for income taxes	47.5	40.3

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

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company will be required to adopt the standard as of October 1, 2018. The Company has elected to adopt the new revenue recognition standard following the modified retrospective approach, as permitted by the standard. This approach will result in an adjustment to retained earnings for the cumulative effect of initially applying the new standard on its adoption date.

The Company has assembled a cross-functional team with representation from all segments that is dedicated to the implementation of this new accounting standard. The team, with the support of a project management office, is focused on executing a multi-phase plan that will culminate with the adoption of the standard. The cross-functional team continued its focus on concluding and documenting key accounting positions during the three months ended June 30, 2018. Primary differences identified to-date include the changing from a point-in-time method to an over time method for certain defense contracts, the exclusion of unexercised options from the estimate to complete calculation used to measure progress on contracts accounted for under the cost-to-cost method of percentage of completion and the deferral of margin on service-type warranties. The Company's Audit Committee has been receiving regular briefings on the implementation team's progress and potential implications related to adoption of the new standard. The internal control and process changes necessary to comply with the requirements of the new standard as well as its financial impact remain under evaluation.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Receivables

Receivables consisted of the following (in millions):

	June 30,	September 30,
	2018	2017
U.S. government:
Amounts billed	$55.6	$137.8
Costs and profits not billed	229.4	137.9
	285.0	275.7
Other trade receivables	1,243.5	985.4
Finance receivables	25.0	5.8
Notes receivable	3.1	34.2
Other receivables	44.2	46.3
	1,600.8	1,347.4
Less allowance for doubtful accounts	(8.7)	(18.3)
	$1,592.1	$1,329.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2018	2017
Current receivables	$1,567.2	$1,306.3
Long-term receivables (included in “Other long-term assets”)	24.9	22.8
	$1,592.1	$1,329.1

Finance and notes receivable accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Receivables on nonaccrual status	$3.4	$3.7	$—	$21.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	15.2	2.1	—	—
Allowance for doubtful accounts	(0.3)	—	—	—
Receivables subject to specific reserves	9.8	3.7	3.1	34.2
Allowance for doubtful accounts	(1.6)	(1.5)	—	(10.0)

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company's products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. As of June 30, 2018, approximately 94% of the outstanding finance receivables balance was due from three parties. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of June 30, 2018, approximately 97% of the outstanding notes receivable balance was due from two parties. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectibility is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers' financial obligations is not realized.

During the second quarter of fiscal 2018, the Company received $19.6 million from a customer that had previously been accounted for under the cost recovery method of accounting and on non-accrual status. The payment resulted in the recognition of $11.5 million of margin, the reversal of $2.4 million of bad debt expense and the recognition of $6.6 million of interest income for the nine months ended June 30, 2018.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2018 and 2017.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.7	$3.8	$7.4	$12.9	$2.5	$11.3	$5.7	$19.5
Provision for doubtful accounts, net of recoveries	0.2	0.2	(0.4)	—	—	(0.6)	0.7	0.1
Charge-off of accounts	—	(3.7)	(0.1)	(3.8)	(0.8)	(0.5)	(0.1)	(1.4)
Foreign currency translation	—	(0.3)	(0.1)	(0.4)	—	0.7	0.1	0.8
Allowance for doubtful accounts at end of period	$1.9	$—	$6.8	$8.7	$1.7	$10.9	$6.4	$19.0

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2018				Nine Months Ended June 30, 2017
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance for doubtful accounts at beginning of period	$1.5	$10.0	$6.8	$18.3	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	0.4	(8.3)	0.4	(7.5)	1.5	(1.3)	0.3	0.5
Charge-off of accounts	—	(1.7)	(0.3)	(2.0)	(0.8)	(1.0)	(1.1)	(2.9)
Foreign currency translation	—	—	(0.1)	(0.1)	—	0.2	—	0.2
Allowance for doubtful accounts at end of period	$1.9	$—	$6.8	$8.7	$1.7	$10.9	$6.4	$19.0

4.    Inventories

Inventories consisted of the following (in millions):

	June 30,	September 30,
	2018	2017
Raw materials	$637.2	$578.1
Partially finished products	346.1	336.6
Finished products	366.1	398.1
Inventories at FIFO cost	1,349.4	1,312.8
Less: Progress/performance-based payments on U.S. government contracts	(12.5)	(31.6)
Excess of FIFO cost over LIFO cost	(90.1)	(82.8)
	$1,246.8	$1,198.4

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30,	September 30,
	2018	2017
Land and land improvements	$58.5	$58.5
Buildings	295.9	298.5
Machinery and equipment	661.2	652.2
Software and related costs	158.5	149.6
Equipment on operating lease to others	28.0	30.0
Construction in progress	5.0	—
	1,207.1	1,188.8
Less accumulated depreciation	(754.1)	(718.9)
	$453.0	$469.9

Depreciation expense was $20.0 million and $21.1 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $60.0 million and $60.4 million for the nine months ended June 30, 2018 and 2017, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2018 and September 30, 2017 was $17.9 million and $21.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2018 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2017	$885.9	$106.1	$21.0	$1,013.0
Foreign currency translation	(3.2)	—	(0.2)	(3.4)
Net goodwill at June 30, 2018	$882.7	$106.1	$20.8	$1,009.6

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2018			September 30, 2017
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,814.8	$(932.1)	$882.7	$1,818.0	$(932.1)	$885.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.9	(175.9)	21.0
	$2,119.6	$(1,110.0)	$1,009.6	$2,123.0	$(1,110.0)	$1,013.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.5)	$24.9
Technology-related	11.9	104.7	(101.6)	3.1
Customer relationships	12.8	555.0	(493.6)	61.4
Other	16.3	16.5	(14.9)	1.6
	14.7	731.6	(640.6)	91.0
Non-amortizable trade names		385.5	—	385.5
		$1,117.1	$(640.6)	$476.5

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2018 and the five years succeeding September 30, 2018 are as follows: 2018 (remaining three months) - $9.2 million; 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; and 2023 - $3.5 million.

7.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.8)	$274.2
5.375% Senior Notes due March 2025	250.0	(2.5)	247.5
4.600% Senior Notes due May 2028	300.0	(3.9)	296.1
	$825.0	$(7.2)	$817.8

	September 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(0.8)	$334.2
5.375% Senior Notes due March 2022	250.0	(3.5)	246.5
5.375% Senior Notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.1)	827.9
Less current maturities			(20.0)
			$807.9

Other short-term debt			$3.0
Current maturities of long-term debt			20.0
			$23.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As a result of the amendment, the Company accelerated the expensing of $0.2 million of debt issuance costs previously capitalized with the former credit agreement. In addition, $2.9 million of new debt issuance costs were capitalized and will be amortized over the term of the Credit Agreement.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. At June 30, 2018, outstanding letters of credit of $87.4 million reduced available capacity under the Revolving Credit Facility to $762.6 million.

Effective April 3, 2018, to transition from the secured facilities under the previous credit agreement to unsecured facilities under the Credit Agreement, (i) the guaranties made pursuant to the previous credit agreement and the related loan documents were terminated (other than the Company's guaranty under the previous credit agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the previous credit agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.125% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.563% to 1.75% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2018, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2018 was 3.34%.

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

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00.

•
Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.00.

With certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 3, 2018, in an aggregate amount not exceeding the sum of:

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2018.

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(the “2025 Senior Notes”).The proceeds of both note issuances were used to repay existing outstanding notes of the Company. On May 17, 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”) at a $1.0 million discount. The Company used the net proceeds from the sale of the 2028 Senior Notes to redeem all of the outstanding 2022 Senior Notes at a price of 102.688% and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. The Company recognized $9.7 million of expense associated with the 2028 Senior Notes transaction in the three and nine months ended June 30, 2018, respectively, comprised of unamortized debt issuance costs and the call premium on the 2022 Senior Notes. Expenses related to the transaction are included in interest expense. In addition, $2.9 million of debt issuance costs were capitalized and will be amortized over the term of the 2028 Senior Notes. The 2025 Senior Notes and the 2028 Senior Notes were issued pursuant to separate indentures (the “Indentures”) between the Company and a trustee. The Indentures contain customary affirmative and negative covenants. The Company has the option to redeem the 2025 Senior Notes for a premium after March 1, 2020. The Company has the option to redeem the 2028 Senior Notes at any time for a premium.

On April 3, 2018, the Company also entered into a First Supplemental Indenture to the 2025 Senior Notes, which amended and supplemented the 2025 Senior Notes indenture to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto as a result of the termination of all guaranties of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2018, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $258 million ($264 million at September 30, 2017) and $300 million, respectively. The fair value of the Term Loan approximated book value at both June 30, 2018 and September 30, 2017. See Note 11 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are deferred until after the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $32.7 million and $30.2 million at June 30, 2018 and 2017, respectively.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Nine Months Ended June 30,
	2018	2017
Balance at beginning of period	$98.8	$89.6
Warranty provisions	41.8	38.0
Settlements made	(36.7)	(37.7)
Changes in liability for pre-existing warranties, net	(0.1)	4.8
Premiums received	9.1	9.2
Amortization of premiums received	(7.3)	(8.9)
Foreign currency translation	(0.4)	0.2
Balance at end of period	$105.2	$95.2

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

9.    Guarantee Arrangements

The Company is party to multiple agreements whereby at June 30, 2018 it guaranteed an aggregate of $670.2 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2018 was $115.4 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company's ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$9.1	$9.1	$9.1	$8.4
Provision for new credit guarantees	2.5	0.8	4.2	2.3
Changes for pre-existing guarantees, net	(0.1)	—	(0.7)	0.5
Amortization of previous guarantees	(1.6)	(1.1)	(2.8)	(2.4)
Foreign currency translation	(0.2)	—	(0.1)	—
Balance at end of period	$9.7	$8.8	$9.7	$8.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Shareholders' Equity

On August 31, 2015, the Company's Board of Directors increased the Company's Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. The Company repurchased 2,110,307 shares of Common Stock under this authorization during the nine months ended June 30, 2018 at a cost of $166.8 million. The Company did not repurchase any shares under this authorization during the nine months ended June 30, 2017. As of June 30, 2018, the Company repurchased 4,896,931 shares under this authorization at a cost of $278.8 million. The Company had 5,402,267 shares of Common Stock remaining under this repurchase authorization as of June 30, 2018. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

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

Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and nine months ended June 30, 2018.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.5	$—	$0.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
Interest rate contracts (c)	—	0.7	—	0.7
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

12.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At June 30, 2018, the Company had reserved 8,046,856 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee's eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2018 was $6.7 million ($5.3 million net of tax) and $20.9 million ($16.3 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2017 was $4.8 million ($3.0 million net of tax) and $19.2 million ($12.1 million net of tax), respectively.

13.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts distribution network to a third party logistics company. This initiative is intended to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expected to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision. Of this amount, $0.2 million was incurred in the nine months ended June 30, 2018, and $0.5 million and $1.6 million was incurred in the three and nine months ended June 30, 2017, respectively. The Company did not incur any costs under this program during the three months ended June 30, 2018.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2017, the access equipment segment announced it had committed to certain restructuring plans as part of simplification activities in support of the Company’s MOVE strategy. The plans include the closure of its manufacturing plant and pre-delivery inspection facilities in Belgium, the streamlining of telehandler product offerings to a reduced range in Europe, the transfer of remaining European telehandler manufacturing to the Company’s facility in Romania and reductions in engineering staff supporting European telehandlers, including the closure of the UK-based engineering facility. The announced plans also include the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company recognized restructuring costs under this program of $2.3 million and $5.4 million during the three and nine months ended June 30, 2018, respectively, and $6.6 million and $22.9 million during the three and nine months ended June 30, 2017, respectively. The Company expects another $1 million of restructuring costs under this program to be recognized in fiscal 2018.

The Company had originally expected total implementation costs for the September 2016 and January 2017 restructuring actions in the access equipment segment to be between $48 million and $53 million. The Company made significant progress implementing these actions in fiscal 2017; however, during the nine months ended June 30, 2018, the Company experienced issues that caused operational inefficiencies resulting in additional costs. The Company expects total costs for these actions to be approximately $78 million, including approximately $35 million of operating costs and inefficiencies, consistent with expectations at March 31, 2018. The access equipment segment recognized operational costs and inefficiencies related to these actions of $4.6 million and $22.8 million during the three and nine months ended June 30, 2018, respectively, and $4.0 million and $4.9 million during the three and nine months ended June 30, 2017, respectively. The Company expects to recognize another $2 million of operational costs and inefficiencies in the remainder of fiscal 2018.

In December 2017, the commercial segment announced it was undertaking certain restructuring actions to realign a portion of the business under three product platforms. The Company recognized a benefit of $0.3 million and expense of $4.0 million in the three and nine months ended June 30, 2018, respectively, related to these actions. The Company has substantially completed this program and does not anticipate significant future costs related to these actions.

Pre-tax restructuring charges were as follows (in millions):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$2.3	$—	$2.3	$7.1	$—	$7.1
Commercial	(0.1)	(0.2)	(0.3)	—	—	—
Total	$2.2	$(0.2)	$2.0	$7.1	$—	$7.1

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access equipment	$5.6	$—	$5.6	$24.5	$—	$24.5
Commercial	1.3	2.7	4.0	—	0.4	0.4
Total	$6.9	$2.7	$9.6	$24.5	$0.4	$24.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company's restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2017	$19.8	$—	$1.0	$20.8
Restructuring provision	3.4	0.8	5.4	9.6
Utilized - cash	(16.2)	—	(4.4)	(20.6)
Utilized - noncash	—	(0.8)	—	(0.8)
Foreign currency translation	0.1	—	0.1	0.2
Balance at June 30, 2018	$7.1	$—	$2.1	$9.2

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2016	$0.9	$—	$—	$0.9
Restructuring provision	20.2	2.9	1.8	24.9
Utilized - cash	(3.0)	—	(0.9)	(3.9)
Utilized - noncash	—	(2.9)	—	(2.9)
Foreign currency translation	0.8	—	0.1	0.9
Balance at June 30, 2017	$18.9	$—	$1.0	$19.9

14.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$3.1	$3.3	$9.3	$9.8
Interest cost	4.5	4.4	13.5	13.2
Expected return on plan assets	(5.0)	(4.5)	(15.1)	(13.6)
Amortization of prior service cost	0.5	0.4	1.4	1.3
Amortization of net actuarial loss	0.5	1.0	1.4	3.0
Net periodic benefit cost	$3.6	$4.6	$10.5	$13.7

The Company made a $6.0 million contribution to its defined benefit pension plans in July 2018. No other material contributions are expected to be made in fiscal 2018.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$0.9	$0.6	$2.7	$1.9
Interest cost	0.5	0.4	1.4	1.2
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of net actuarial loss	—	0.1	0.1	0.2
Net periodic benefit cost	$1.2	$0.9	$3.5	$2.6

15.    Income Taxes

The Company recorded income tax expense of $44.6 million for the three months ended June 30, 2018, or 22.6% of pre-tax income, compared to $70.1 million, or 35.3% of pre-tax income, for the three months ended June 30, 2017. Results for the three months ended June 30, 2018 were favorably impacted by $2.9 million of net discrete tax benefits, including a $4.2 million tax benefit related to state tax matters, a $2.2 million net tax benefit related to adjustments to provisional amounts recorded for tax reform legislation enacted in the United States on December 22, 2017, and a $0.6 million tax benefit due to a provision-to-return adjustment on the Company's 2017 federal income tax return, offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment. Results for the three months ended June 30, 2017 were favorably impacted by $3.9 million of net discrete tax benefits, including a $2.1 million federal provision-to-return adjustment and a $1.4 million tax benefit related to state tax matters.

The Company recorded income tax expense of $85.5 million for the nine months ended June 30, 2018, or 21.1% of pre-tax income, compared to $98.9 million, or 34.1% of pre-tax income for the nine months ended June 30, 2017. Tax expense included net discrete tax benefits of $14.3 million and $8.7 million for the nine months ended June 30, 2018 and 2017, respectively. Discrete tax benefits recorded in the nine months ended June 30, 2018 included $4.5 million of tax benefits related to employee share-based payments, a $8.7 million net tax benefit related to tax reform legislation in the United States and a $4.3 million tax benefit related to state tax matters, offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment. Discrete tax benefits recorded in the nine months ended June 30, 2017 included $2.2 million of tax benefits related to employee share-based payments, $3.3 million of net tax benefits related to the release of valuation allowances on federal capital loss carryforwards and state net operating losses, a $2.1 million tax benefit related to the federal provision-to-return adjustment and a $1.4 million tax benefit related to state tax matters.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. During the third quarter of fiscal 2018, the Company updated the provisional amounts previously recorded based on recent IRS guidance regarding the Tax Reform Act and its completed fiscal year 2017 federal income tax return. This resulted in an additional tax benefit of $6.3 million related to the remeasurement of deferred tax assets and liabilities and an additional tax charge of $4.1 million related to the transition tax on deemed repatriation of deferred foreign income for the three months ended June 30, 2018. For the nine months ended June 30, 2018, amounts recorded related to the Tax Reform Act included a tax benefit of $30.2 million for remeasurement of deferred tax assets and liabilities and a tax charge of $21.5 million due to the transition tax on deemed repatriation of deferred foreign income.

The above cumulative tax benefits and tax charges represent provisional amounts and the Company's best estimates as of June 30, 2018. Adjustments recorded to the provisional amounts are and will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of FASB ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations but also its intent and ability to modify its structure. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to use the period cost method or the deferred method.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $31.8 million and $37.2 million as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018, net unrecognized tax benefits, excluding interest and penalties, of $16.4 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2018 and 2017, the Company recognized a benefit of $1.3 million and expense of $1.3 million, respectively, related to interest and penalties. At June 30, 2018, the Company had accruals for the payment of interest and penalties of $8.5 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $2.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

16.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.2)	$(60.0)	$0.1	$(105.1)
Other comprehensive income (loss) before reclassifications	—	(35.4)	0.2	(35.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	(35.4)	0.2	(34.6)
Balance at end of period	$(44.6)	$(95.4)	$0.3	$(139.7)

	Three Months Ended June 30, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(72.3)	$(120.8)	$—	$(193.1)
Other comprehensive income (loss) before reclassifications	—	27.0	(0.2)	26.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	—	—	0.8
Net current period other comprehensive income (loss)	0.8	27.0	(0.2)	27.6
Balance at end of period	$(71.5)	$(93.8)	$(0.2)	$(165.5)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	(16.8)	0.5	(16.3)
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	—	—	1.6
Net current period other comprehensive income (loss)	1.6	(16.8)	0.5	(14.7)
Balance at end of period	$(44.6)	$(95.4)	$0.3	$(139.7)

	Nine Months Ended June 30, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(73.9)	$(101.1)	$—	$(175.0)
Other comprehensive income (loss) before reclassifications	—	7.3	(0.2)	7.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	—	—	2.4
Net current period other comprehensive income (loss)	2.4	7.3	(0.2)	9.5
Balance at end of period	$(71.5)	$(93.8)	$(0.2)	$(165.5)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (see Note 14 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Amortization of employee pension and postretirement benefits items
Prior service costs	$0.3	$0.2	$0.7	$0.6
Actuarial losses	0.5	1.1	1.5	3.2
Total before tax	0.8	1.3	2.2	3.8
Tax benefit	(0.2)	(0.5)	(0.6)	(1.4)
Net of tax	$0.6	$0.8	$1.6	$2.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Basic weighted-average common shares outstanding	73,768,372	74,806,775	74,379,512	74,593,065
Dilutive stock options and other equity-based compensation awards	892,146	1,086,050	1,015,863	1,092,479
Diluted weighted-average common shares outstanding	74,660,518	75,892,825	75,395,375	75,685,544

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options	248,975	388,625	254,883	390,850

18.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2018 and September 30, 2017, the estimated net liabilities for product and general liability claims totaled $38.0 million and $39.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $629.8 million and $598.4 million at June 30, 2018 and September 30, 2017, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $87.4 million and $96.9 million at June 30, 2018 and September 30, 2017, respectively.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company's bid was not selected, and the Company subsequently submitted a legal challenge of that conclusion. In May 2016, the Canadian International Trade Tribunal (the “Tribunal”) ruled in the Company's favor in connection with that challenge. In December 2017, the Tribunal issued its Order and Reasons (the “Order”) outlining the compensation to which the Company is entitled as a result of the challenge. Under the Order, the Tribunal recommended that the Company be awarded a fixed payment for lost profits of approximately 25.3 million Canadian dollars plus additional compensation on any potential future option exercises if and when exercised by Canada. The Tribunal's determination has been appealed by Canada. As a result, the Company has not recorded any gain related to this matter.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2018			2017
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$650.8	$—	$650.8	$583.1	$—	$583.1
Telehandlers	300.2	—	300.2	202.9	—	202.9
Other	209.1	—	209.1	194.2	—	194.2
Total access equipment	1,160.1	—	1,160.1	980.2	—	980.2

Defense	442.2	0.4	442.6	482.2	0.5	482.7

Fire & emergency	280.2	3.6	283.8	278.9	4.0	282.9

Commercial
Concrete placement	145.4	—	145.4	158.5	—	158.5
Refuse collection	116.3	—	116.3	107.8	—	107.8
Other	31.4	2.1	33.5	27.3	1.6	28.9
Total commercial	293.1	2.1	295.2	293.6	1.6	295.2
Corporate and intersegment eliminations	0.2	(6.1)	(5.9)	2.0	(6.1)	(4.1)
Consolidated	$2,175.8	$—	$2,175.8	$2,036.9	$—	$2,036.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30,
	2018			2017
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,461.5	$—	$1,461.5	$1,186.2	$—	$1,186.2
Telehandlers	664.6	—	664.6	457.8	—	457.8
Other	590.1	—	590.1	548.6	—	548.6
Total access equipment	2,716.2	—	2,716.2	2,192.6	—	2,192.6

Defense	1,363.2	1.1	1,364.3	1,222.1	1.2	1,223.3

Fire & emergency	774.2	11.8	786.0	741.5	11.4	752.9

Commercial
Concrete placement	371.5	—	371.5	355.6	—	355.6
Refuse collection	335.3	—	335.3	279.1	—	279.1
Other	87.5	6.2	93.7	71.1	4.6	75.7
Total commercial	794.3	6.2	800.5	705.8	4.6	710.4
Corporate and intersegment eliminations	0.6	(19.1)	(18.5)	4.6	(17.2)	(12.6)
Consolidated	$5,648.5	$—	$5,648.5	$4,866.6	$—	$4,866.6

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss):
Access equipment	$149.3	$130.2	$260.8	$196.7
Defense	47.5	62.4	160.5	134.9
Fire & emergency	36.4	30.8	97.5	69.6
Commercial	25.1	21.6	49.8	32.2
Corporate	(36.0)	(33.1)	(116.6)	(104.9)
Intersegment eliminations	0.1	—	0.1	—
Consolidated	222.4	211.9	452.1	328.5
Interest expense, net of interest income	(23.5)	(13.9)	(45.2)	(41.9)
Miscellaneous other income (expense)	(1.8)	0.6	(2.1)	3.1
Income before income taxes and earnings of unconsolidated affiliates	$197.1	$198.6	$404.8	$289.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	September 30,
	2018	2017
Identifiable assets:
Access equipment:
U.S.	$2,111.0	$1,905.5
Europe	570.2	541.0
Rest of the World	215.1	246.1
Total access equipment	2,896.3	2,692.6
Defense:
U.S.	782.3	775.1
Rest of the World	6.7	7.0
Total defense	789.0	782.1
Fire & emergency - U.S.	538.1	552.6
Commercial:
U.S.	390.4	377.3
Rest of the World	42.3	42.3
Total commercial	432.7	419.6
Corporate:
U.S. (a)	508.7	543.9
Rest of the World (b)	109.1	108.1
Total corporate	617.8	652.0
Consolidated	$5,273.9	$5,098.9
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Nine Months Ended June 30,
	2018	2017
Net sales:
United States	$4,558.4	$3,714.9
Other North America	183.9	137.8
Europe, Africa and Middle East	630.9	742.9
Rest of the World	275.3	271.0
Consolidated	$5,648.5	$4,866.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; the Company’s ability to increase prices or impose surcharges to raise margins or offset higher input costs, including increasing commodity and other raw material costs due to a sustained economic recovery, tariffs or other factors; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company's products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company's Current Report on Form 8-K filed with the SEC on July 31, 2018 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $2.05 in the third quarter of fiscal 2018 compared to $1.69 in the third quarter of fiscal 2017 as all non-defense segments reported higher operating income compared to the prior year quarter, more than offsetting lower defense segment operating income. Tax reform in the United States benefited results for the third quarter of fiscal 2018 by $0.29 per share as compared to the third quarter of the prior year. Results for the third quarter of fiscal 2018 included after-tax charges of $5.2 million, or $0.07 per share, for charges and inefficiencies associated with restructuring actions in the access equipment segment, after-tax charges of $7.7 million, or $0.10 per share, of debt extinguishment costs incurred in connection with the refinancing of the Company's senior notes and credit agreement as well as a benefit of $2.2 million, or $0.02 per share, related to adjustments to provisional amounts recorded for tax reform in the United States. Results for the third quarter of fiscal 2017 included after-tax charges of $11.2 million, or $0.15 per share, for charges associated with restructuring actions in the access equipment segment.

Consolidated net sales increased $138.9 million, or 6.8%, to $2.18 billion in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Strong construction activity contributed to higher access equipment segment sales, which helped overcome the expected absence of international Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV) sales in the defense segment. As expected, order intake in the access equipment segment was down in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017. Orders in the access equipment segment in the first six months of fiscal 2018 were up 63.3% compared to the first six months of fiscal 2017, and the Company believed that rate was not sustainable throughout fiscal 2018. Orders in the access equipment segment for the first nine months of fiscal 2018 were up 37.6% compared to the first nine months of fiscal 2017, which the Company believes reflects the positive market dynamics for access equipment segment rental company customers.

Consolidated operating income increased 5.0% to $222.4 million, or 10.2% of sales, in the third quarter of fiscal 2018 compared to $211.9 million, or 10.4% of sales, in the third quarter of fiscal 2017. Third quarter fiscal 2018 results included pre-tax charges of $6.9 million for charges and inefficiencies associated with restructuring actions in the access equipment segment. Third quarter fiscal 2017 results included pre-tax charges of $10.6 million for charges associated with restructuring actions in the access equipment segment. In addition to the changes in restructuring-related costs, the increase in operating income in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily a result of the higher gross margin associated with higher consolidated sales volumes and improved pricing, offset in part by adverse mix in the defense and access equipment segments and challenges associated with the ramp up of production in the access equipment segment.

Similar to many industrial companies, the Company is working through challenges as a result of the strong economy in the United States. Labor markets are tight, commodity and logistics costs have risen rapidly, and higher production levels are causing a strain on the Company's supply chain. These challenges are especially apparent in the access equipment segment, which has ramped up production to meet high demand for its products. The access equipment segment made progress addressing these challenges in the third quarter of fiscal 2018, and labor efficiencies improved despite additional supply chain shortages experienced during the quarter. The access equipment segment is working to mitigate these challenges, but expects operational efficiency in the fourth quarter will continue to be negatively impacted compared to the prior year.

Trade policies and increased commodity costs have resulted in the Company paying significantly more for its raw materials. The Company has implemented surcharges in its non-defense segments to address the dramatic increase in the cost of these items over the last nine months. Because orders in backlog at the time the surcharges were implemented are not subject to the surcharges, the Company expects that it will only partially offset the impact of the higher input costs in fiscal 2018.

The Company's capital structure remains strong. The Company refinanced its Credit Agreement during the third quarter of fiscal 2018, lowering the interest rate and extending its term to April 2023. In addition, the Company replaced its 5.375% interest rate Senior Secured Notes due in March 2022 with $300 million of new 10-year unsecured notes at a 4.6% interest rate. The Company expensed $9.9 million of debt extinguishment costs during the third quarter of fiscal 2018 as a result of these transactions.

As a result of the better than expected performance in the third quarter of fiscal 2018 and its positive outlook, the Company raised its fiscal 2018 earnings per share estimate range from $5.10 to $5.55 to a range of $5.65 to $5.75 on estimated operating income of $595 million to $605 million. Excluding expected inefficiencies and charges related to previously announced restructuring actions in the access equipment and commercial segments, costs related to debt extinguishment and one-time discrete adjustments associated with implementing tax reform in the United States, the Company also increased its fiscal 2018 adjusted earnings per share estimate range from $5.40 to $5.85 to a range of $6.00 to $6.10 on estimated adjusted operating income of $630 million to $640 million. Strong market conditions in the third quarter of fiscal 2018 in the access equipment and commercial segments also resulted in the Company increasing its fiscal 2018 sales estimate range by $200 million on the low end and $50 million on the high end, resulting in an estimate for consolidated sales in fiscal 2018 of between $7.6 billion and $7.65 billion.

The Company now expects access equipment segment fiscal 2018 sales to be approximately $3.7 billion, the high end of the Company's previous expectation of $3.6 billion to $3.7 billion. The revised sales estimate for fiscal 2018 represents an estimated 22% increase from fiscal 2017 sales. The Company expects its fiscal 2018 operating income margin outlook for the access equipment segment to be approximately 9.65%, the high end of the Company's previous operating income range of 9.15% to 9.65%. Likewise, excluding expected inefficiencies and charges related to previously-announced restructuring actions, the Company expects adjusted operating income margins in the access equipment segment in fiscal 2018 will be approximately 10.50%, the high end of the Company's previous adjusted operating income margin outlook range for this segment of 10.00% to 10.50%.

The Company's fiscal 2018 sales outlook for the defense segment remains unchanged at approximately $1.825 billion. The Company increased its fiscal 2018 operating income margin estimate for the defense segment from a range of 10.75% to 11.00% to approximately 11.25%, reflecting the strong performance from this segment in the third quarter of fiscal 2018 and expected continued improvement in operational efficiencies in this segment.

The Company's fiscal 2018 sales expectation for the fire & emergency segment remains unchanged at approximately $1.1 billion. The Company increased its fiscal 2018 operating income margin outlook for the fire & emergency segment from a range of 11.75% to 12.00% to approximately 12.25%, reflecting the strong performance from this segment in the third quarter of fiscal 2018 and expected continued improvement in operational efficiencies in this segment.

The Company now expects commercial segment fiscal 2018 sales to be approximately $1.025 billion, up from the Company's previous expectation of $975 million, reflecting higher refuse collection vehicle demand. The Company increased its expectation for operating income margins in the commercial segment for fiscal 2018 from a range of 5.30% to 5.80% to approximately 5.85%. Excluding the expected restructuring charges, the Company expects adjusted operating income margin in the commercial segment in fiscal 2018 will be approximately 6.25%, the high end of the Company's previous adjusted operating income margin outlook range for this segment of 5.75% to 6.25%.

The Company expects fiscal 2018 corporate expenses will be approximately $160 million, up from the Company's previous estimate of approximately $155 million. The Company now expects its fiscal 2018 effective tax rate to be approximately 21.5%, down slightly from the Company's previous expected effective tax rate of 21.9%. Excluding the tax impact associated with one-time discrete adjustments associated with tax reform in the United States, the adjusted effective tax rate estimate is expected to be approximately 23.0%, consistent with the Company's previous expectations. The Company lowered its share count assumption from 75.5 million shares to 75.1 million shares to reflect share repurchases made by the Company in the third quarter of fiscal 2018 and share repurchases completed in the fourth quarter of fiscal 2018 through July 31, 2018 under a Rule 10b5-1 trading plan.

The Company expects flat sales in the fourth quarter of fiscal 2018 compared to the fourth quarter of 2017, with higher access equipment and fire & emergency segment sales offset by lower defense and commercial segment sales. The Company expects modestly higher earnings per share in the fourth quarter of fiscal 2018 compared to the prior year quarter driven by a lower tax rate as a result of tax reform in the United States.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2018	2017	2018	2017
Net sales:
Access equipment	$1,160.1	$980.2	$2,716.2	$2,192.6
Defense	442.6	482.7	1,364.3	1,223.3
Fire & emergency	283.8	282.9	786.0	752.9
Commercial	295.2	295.2	800.5	710.4
Intersegment eliminations and other	(5.9)	(4.1)	(18.5)	(12.6)
	$2,175.8	$2,036.9	$5,648.5	$4,866.6

Third Quarter Fiscal 2018 Compared to 2017

Consolidated net sales increased $138.9 million, or 6.8%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 driven by strong demand for access equipment offset in part by expected lower defense segment sales.

Access equipment segment net sales increased $179.9 million, or 18.4%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The increase in sales was due to improved demand for both telehandlers and aerial work platforms, led by North America.

Defense segment net sales decreased $40.1 million, or 8.3%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The decrease in sales was due to the absence of international M-ATV sales in the third quarter of fiscal 2018, offset in part by the continued ramp up of sales to the U.S. government under the Joint Light Tactical Vehicle (JLTV) program and higher Family of Medium Tactical Vehicles (FMTV) sales.

Fire & emergency segment net sales increased $0.9 million, or 0.3%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 as improved pricing offset the timing of international fire apparatus sales.

Commercial segment net sales were unchanged in the third quarter 2018 compared to the third quarter of fiscal 2017. Higher refuse collection vehicle volume was offset by lower concrete placement volume. Concrete placement sales in the third quarter of fiscal 2017 were abnormally high as a result of an atypical order pattern early in the fiscal year.

First Nine Months of Fiscal 2018 Compared to 2017

Consolidated net sales increased $781.9 million, or 16.1%, to $5.65 billion in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. All segments reported an increase in sales in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.

Access equipment segment net sales increased $523.6 million, or 23.9%, to $2.72 billion in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in sales was primarily due to improved demand for both aerial work platforms and telehandlers.

Defense segment net sales increased $141.0 million, or 11.5%, to $1.36 billion in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in sales was primarily due to the ramp up of sales under the JLTV program and higher FMTV sales, offset in part by lower international M-ATV sales and lower Family of Heavy Tactical Vehicle sales.

Fire & emergency segment net sales increased $33.1 million, or 4.4%, to $786.0 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in sales was primarily due to improved pricing and favorable product mix.

Commercial segment net sales increased $90.1 million, or 12.7%, to $800.5 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in sales was primarily due to higher refuse collection and concrete placement volume.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2018	2017	2018	2017
Cost of sales:
Access equipment	$936.9	$777.4	$2,248.0	$1,781.6
Defense	369.2	396.8	1,134.4	1,020.2
Fire & emergency	223.5	231.9	621.8	626.4
Commercial	247.2	248.3	676.8	603.8
Intersegment eliminations and other	(3.9)	(4.4)	(13.0)	(13.3)
	$1,772.9	$1,650.0	$4,668.0	$4,018.7

Third Quarter Fiscal 2018 Compared to 2017

Consolidated cost of sales was $1.77 billion, or 81.5% of sales, in the third quarter of fiscal 2018 compared to $1.65 billion, or 81.0% of sales, in the third quarter of fiscal 2017. The 50 basis point increase in cost of sales as a percentage of sales was due to adverse mix (100 basis points) and challenges associated with the ramp up of production in the access equipment segment (60 basis points), offset in part by improved pricing (80 basis points) and lower charges related to restructuring actions in the access equipment segment (20 basis points).

Access equipment segment cost of sales was $936.9 million, or 80.8% of sales, in the third quarter of fiscal 2018 compared to $777.4 million, or 79.3% of sales, in the third quarter of fiscal 2017. The 150 basis point increase in cost of sales as a percentage of sales was largely due to adverse customer and product mix (80 basis points), challenges associated with the ramp up of production (80 basis points), higher freight costs (70 basis points) and unfavorable foreign currency rates (50 basis points), offset in part by improved pricing (70 basis points) and lower charges related to restructuring actions (50 basis points).

Defense segment cost of sales was $369.2 million, or 83.4% of sales, in the third quarter of fiscal 2018 compared to $396.8 million, or 82.2% of sales, in the third quarter of fiscal 2017. The 120 basis point increase in cost of sales as a percentage of sales was attributable to adverse product mix (470 basis points), offset in part by improved manufacturing performance (220 basis points) and lower warranty costs (100 basis points).

Fire & emergency segment cost of sales was $223.5 million, or 78.8% of sales, in the third quarter of fiscal 2018 compared to $231.9 million, or 82.0% of sales, in the third quarter of fiscal 2017. The 320 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (230 basis points) and favorable mix (160 basis points), offset in part by higher material costs (80 basis points).

Commercial segment cost of sales was $247.2 million, or 83.7% of sales, in the third quarter of fiscal 2018 compared to $248.3 million, or 84.1% of sales, in the third quarter of fiscal 2017. The 40 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable mix (100 basis points), offset in part by higher material costs (70 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

First Nine Months of Fiscal 2018 Compared to 2017

Consolidated cost of sales was $4.67 billion, or 82.6% of sales, in the first nine months of fiscal 2018 compared to $4.02 billion, or 82.6% of sales, in the first nine months of fiscal 2017. Improved pricing (60 basis points) was offset by adverse product and customer mix (60 basis points).

Access equipment segment cost of sales was $2.25 billion, or 82.8% of sales, in the first nine months of fiscal 2018 compared to $1.78 billion, or 81.3% of sales, in the first nine months of fiscal 2017. The 150 basis point increase in cost of sales as a percentage of sales was largely due to higher freight costs (70 basis points), the impact of unfavorable foreign currency rates (50 basis points) and challenges associated with the ramp up of production (40 basis points).

Defense segment cost of sales was $1.13 billion, or 83.1% of sales, in the first nine months of fiscal 2018 compared to $1.02 billion, or 83.4% of sales, in the first nine months of fiscal 2017. The 30 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved manufacturing efficiencies (230 basis points) and lower warranty costs (30 basis points), offset in part by adverse product mix (240 basis points).

Fire & emergency segment cost of sales was $621.8 million, or 79.1% of sales, in the first nine months of fiscal 2018 compared to $626.4 million, or 83.2% of sales, in the first nine months of fiscal 2017. The 410 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (240 basis points), improved product mix (70 basis points) and improved manufacturing efficiencies (70 basis points).

Commercial segment cost of sales was $676.8 million, or 84.5% of sales, in the first nine months of fiscal 2018 compared to $603.8 million, or 85.0% of sales, in the first nine months of fiscal 2017. The 50 basis point decrease in cost of sales as a percentage of sales was primarily attributable to increased warranty reserves in the prior year (60 basis points), offset in part by current year charges related to restructuring actions (20 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2018	2017	2018	2017
Operating income (loss):
Access equipment	$149.3	$130.2	$260.8	$196.7
Defense	47.5	62.4	160.5	134.9
Fire & emergency	36.4	30.8	97.5	69.6
Commercial	25.1	21.6	49.8	32.2
Corporate	(36.0)	(33.1)	(116.6)	(104.9)
Intersegment eliminations	0.1	—	0.1	—
	$222.4	$211.9	$452.1	$328.5

Third Quarter Fiscal 2018 Compared to 2017

Consolidated operating income increased 5.0% to $222.4 million, or 10.2% of sales, in the third quarter of fiscal 2018 compared to $211.9 million, or 10.4% of sales, in the third quarter of fiscal 2017. The increase in operating income was primarily a result of higher gross margin associated with a higher consolidated sales volume ($26 million), improved pricing ($22 million) and lower charges related to restructuring actions in the access equipment segment ($4 million), offset in part by adverse mix in the defense and access equipment segments ($32 million) and challenges associated with the ramp up of production in the access equipment segment ($13 million).

Access equipment segment operating income increased 14.7% to $149.3 million, or 12.9% of sales, in the third quarter of fiscal 2018 compared to $130.2 million, or 13.3% of sales, in the third quarter of fiscal 2017. The increase in operating income was primarily due to the higher gross margin associated with higher sales volume ($41 million), improved pricing ($12 million) and lower charges related to restructuring actions ($4 million), offset in part by challenges associated with the ramp up of production ($13 million), adverse customer and product mix ($11 million), higher freight costs ($8 million) and the impact of unfavorable foreign exchange rates ($5 million).

Defense segment operating income decreased 23.9% to $47.5 million, or 10.7% of sales, in the third quarter of fiscal 2018 compared to $62.4 million, or 12.9% of sales, in the third quarter of fiscal 2017. The decrease in operating income was largely due to adverse product mix ($21 million) and the lower gross margin associated with lower sales volume ($9 million), offset in part by improved manufacturing performance ($11 million) and lower warranty costs ($5 million).

Fire & emergency segment operating income increased 18.2% to $36.4 million, or 12.8% of sales, in the third quarter of fiscal 2018 compared to $30.8 million, or 10.9% of sales, in the third quarter of fiscal 2017. The increase in operating income was primarily a result of improved pricing ($9 million) offset in part by higher selling, general and administrative expenses ($4 million).

Commercial segment operating income increased 16.2% to $25.1 million, or 8.5% of sales, in the third quarter of fiscal 2018 compared to $21.6 million, or 7.3% of sales, in the third quarter of fiscal 2017. The increase in operating income was primarily a result of favorable product mix ($3 million) and lower selling, general and administrative expenses ($2 million), offset in part by higher material costs ($2 million).

Corporate operating costs increased $2.9 million to $36.0 million in the third quarter of fiscal 2018 compared to $33.1 million in the third quarter of fiscal 2017. The increase in corporate operating costs is primarily due to higher consulting ($2 million) and share-based compensation ($2 million) costs.

Consolidated selling, general and administrative expenses increased 4.5% to $171.2 million, or 7.9% of sales, in the third quarter of fiscal 2018 compared to $163.9 million, or 8.0% of sales, in the third quarter of fiscal 2017. The increase in consolidated selling, general and administrative expenses was generally a result of higher salaries and fringe benefits ($4 million) and higher consulting costs ($3 million).

First Nine Months of Fiscal 2018 Compared to 2017

Consolidated operating income increased 37.6% to $452.1 million, or 8.0% of sales, in the first nine months of fiscal 2018 compared to $328.5 million, or 6.8% of sales, in the first nine months of fiscal 2017. The increase in operating income was primarily a result of higher gross margin associated with higher sales volume ($168 million) and improved pricing ($48 million), offset in part by adverse product mix ($25 million), increased material costs ($21 million), higher freight costs in the access equipment segment ($17 million) and higher selling, general and administrative expenses ($15 million).

Access equipment segment operating income increased 32.6% to $260.8 million, or 9.6% of sales, in the first nine months of fiscal 2018 compared to $196.7 million, or 9.0% of sales, in the first nine months of fiscal 2017. The increase in operating income was primarily the result of the higher gross margin associated with higher sales volume ($123 million) and improved pricing ($18 million), offset in part by challenges associated with the ramp up of production ($25 million), higher freight costs ($17 million), higher material costs ($13 million) and higher incentive based compensation ($11 million).

Defense segment operating income increased 19.0% to $160.5 million, or 11.8% of sales, in the first nine months of fiscal 2018 compared to $134.9 million, or 11.0% of sales, in the first nine months of fiscal 2017. The increase in operating income was largely due to higher gross margin associated with higher sales volume ($29 million) and improved manufacturing performance ($26 million), offset in part by adverse product mix ($33 million).

Fire & emergency segment operating income increased 40.1% to $97.5 million, or 12.4% of sales, in the first nine months of fiscal 2018 compared to $69.6 million, or 9.2% of sales, in the first nine months of fiscal 2017. The increase in operating income was primarily a result of improved pricing ($25 million), favorable product mix ($8 million) and improved manufacturing performance ($5 million), offset in part by higher selling, general and administrative expenses ($10 million).

Commercial segment operating income increased 54.7% to $49.8 million, or 6.2% of sales, in the first nine months of fiscal 2018 compared to $32.2 million, or 4.5% of sales, in the first nine months of fiscal 2017. The increase in operating income was primarily a result of higher gross margin associated with higher sales volume ($19 million) and lower warranty costs ($3 million), offset in part by charges related to restructuring actions ($4 million). Commercial segment results in the first nine months of fiscal 2017 also included $1.3 million of costs related to an accident at one of its manufacturing facilities.

Corporate operating costs increased $11.7 million to $116.6 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in corporate operating costs was primarily due to higher consulting costs ($5 million) and higher new product development spending ($4 million).

Consolidated selling, general and administrative expenses increased 3.0% to $499.3 million, or 8.8% of sales, in the first nine months of fiscal 2018 compared to $484.7 million, or 10.0% of sales, in the first nine months of fiscal 2017. The increase in consolidated selling, general and administrative expenses was generally a result of higher salaries and fringe benefits ($16 million) and increased incentive compensation expense on higher earnings ($5 million), offset in part by lower bad debt expense ($8 million).

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2018 Compared to 2017

Interest expense net of interest income increased $9.6 million to $23.5 million in the third quarter of fiscal 2018 compared to $13.9 million in the third quarter of fiscal 2017. The third quarter of fiscal 2018 included $9.9 million of debt extinguishment costs in connection with the refinancing of the Company's senior notes and credit agreement.

Other miscellaneous expense of $1.8 million in the third quarter of fiscal 2018 and other miscellaneous income of $0.6 million in the third quarter of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $44.6 million in the third quarter of fiscal 2018, or 22.6% of pre-tax income, compared to $70.1 million, or 35.3% of pre-tax income, in the third quarter of fiscal 2017. Results for the third quarter of fiscal 2018 were favorably impacted by discrete tax benefits of $2.9 million, primarily as a result of $4.2 million of tax benefits related to state tax matters (210 basis points), a benefit of $2.2 million related to adjustments to provisional amounts recorded for tax reform in the United States (110 basis points) and a $0.6 million tax benefit due to a provision-to-return adjustment on the Company's 2017 federal income tax return (30 basis points), offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment (200 basis points). Results for the third quarter of fiscal 2017 were favorably impacted by discrete tax benefits of $3.9 million, primarily as a result of a $2.1 million tax benefit due to a provision-to-return adjustment on the Company's 2016 federal income tax return (110 basis points) and a $1.4 million tax benefit related to state tax matters (70 basis points). The decrease in the Company's effective income tax rate was primarily due to tax reform in the United States which lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

Equity in earnings of unconsolidated affiliates of $0.9 million in the third quarter of fiscal 2018 and $0.1 million in the third quarter of fiscal 2017 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2018 Compared to 2017

Interest expense net of interest income increased $3.3 million to $45.2 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 primarily due to $9.9 million of debt extinguishment costs incurred in connection with the refinancing of the Company's senior notes and credit agreement offset in part by the receipt of interest from a customer that had been on non-accrual status.

Other miscellaneous expense of $2.1 million in the first nine months of fiscal 2018 and other miscellaneous income of $3.1 million in the first nine months of fiscal 2017 primarily related to net foreign currency transaction gains and losses.

The Company recorded income tax expense of $85.5 million in the first nine months of fiscal 2018, or 21.1% of pre-tax income, compared to $98.9 million, or 34.1% of pre-tax income, in the first nine months of fiscal 2017. Results for the first nine months of fiscal 2018 were favorably impacted by discrete tax benefits of $14.3 million, primarily due to a $8.7 million net tax benefit related to tax reform in the United States (210 basis points), favorable share-based compensation tax benefits of $4.5 million (110 basis points) and $4.3 million of tax benefits related to state tax matters (110 basis points), offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment (100 basis points). Results for the first nine months of fiscal 2017 were favorably impacted by discrete tax benefits of $8.7 million largely due to net tax benefits related to the release of valuation allowances on a federal capital loss and state net operating losses (110 basis points), tax benefits from stock-based compensation (80 basis points), benefits due to a provision-to-return adjustment on the Company's 2016 federal income tax return (70 basis points) and a $1.4 million tax benefit related to state tax matters (50 basis points).

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income in first quarter of fiscal 2018. During the third quarter of fiscal 2018, the Company updated the provisional amounts adjustments previously recorded as a result of the Tax Reform Act based on recent IRS guidance and its completed fiscal year 2017 federal income tax return. This resulted in an additional tax benefit of $6.3 million related to the remeasurement of deferred tax assets and liabilities and an additional tax charge of $4.1 million related to the transition tax on deemed repatriation of deferred foreign income for the three months ended June 30, 2018. For the nine months ended June 30, 2018, the Company recorded a cumulative tax benefit of $30.2 million due to a remeasurement of deferred tax assets and liabilities and a cumulative tax charge of $21.5 million due to the transition tax on deemed repatriation of deferred foreign income. Both the tax benefit and the tax charge represent provisional amounts and the Company's best estimates as of June 30, 2018. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Equity in earnings of unconsolidated affiliates of $1.3 million in the first nine months of fiscal 2018 and fiscal 2017 primarily represented the Company's equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity were available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At June 30, 2018, the Company had cash and cash equivalents of $371.9 million. In addition to cash and cash equivalents, the Company had $762.6 million of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity") as of June 30, 2018. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company's working capital requirements, debt service requirements, capital expenditures, dividends and share repurchases. The Company expects to meet its fiscal 2018 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

During the first nine months of fiscal 2018, the Company repurchased 2,110,307 shares of its Common Stock under a repurchase authorization approved by the Company's Board of Directors in August, 2015, at a cost of $166.8 million. As of June 30, 2018, the Company had approximately 5.4 million shares of Common Stock remaining under this repurchase authorization.

The Company expects to generate approximately $300 million of cash flow from operations in fiscal 2018. The decrease in cash generated as compared to the Company's previous expectations was almost entirely to adjust for the estimated timing of a payment on an international defense contract, which is now expected in fiscal 2019. The Company expects fiscal 2018 capital spending to be approximately $100 million. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at June 30, 2018

The Company’s capitalization was as follows (in millions):

	June 30,	September 30,
	2018	2017
Cash and cash equivalents	$371.9	$447.0
Total debt	817.8	830.9
Total shareholders’ equity	2,420.4	2,307.4
Total capitalization (debt plus equity)	3,238.2	3,138.3
Debt to total capitalization	25.3%	26.5%

The Company's ratio of debt to total capitalization of 25.3% at June 30, 2018 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 56 days at September 30, 2017 to 62 days at June 30, 2018 primarily as a result of timing of payment on a large international order in the defense segment. Days sales outstanding for segments other than the defense segment remained unchanged at 52 days at September 30, 2017 and June 30, 2018. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased slightly from 4.5 times at September 30, 2017 to 4.9 times at June 30, 2018 as a result of lower inventory levels in the defense segment.

Cash Flows

Operating Cash Flows

Operating activities generated $220.2 million of cash in the first nine months of fiscal 2018 compared to $123.9 million in the first nine months of fiscal 2017. The increase in operating cash flow in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 was primarily the result of higher earnings.

Investing Cash Flows

Investing activities used cash of $55.3 million in the first nine months of fiscal 2018 compared to $30.6 million in the first nine months of fiscal 2017. Capital spending, excluding equipment held for rental, of $56.0 million in the first nine months of fiscal 2018 reflected an increase of $10.8 million compared to capital spending in the first nine months of fiscal 2017.

Financing Cash Flows

Financing activities used cash of $242.0 million in the first nine months of fiscal 2018 compared to $32.9 million in the first nine months of fiscal 2017. In the first nine months of fiscal 2018, the Company repurchased 2,110,307 shares of its Common Stock at an aggregate cost of $166.8 million under the repurchase authorization approved by the Company's Board of Directors. The Company did not repurchase any shares of Common Stock under this authorization during the first nine months of fiscal 2017.

Liquidity

Senior Secured Credit Agreement

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. At June 30, 2018, outstanding letters of credit of $87.4 million reduced available capacity under the Revolving Credit Facility to $762.6 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Effective April 3, 2018, to transition from the secured facilities under the previous credit agreement to unsecured facilities under the Credit Agreement, (i) the guaranties made pursuant to the previous credit agreement and the related loan documents were terminated (other than the Company's guaranty under the previous credit agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the previous credit agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.125% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.563% to 1.75% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

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

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00.

•
Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense) as of the last day of any fiscal quarter of 2.50 to 1.00.

With certain exceptions, the Credit Agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of its Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends and other distributions after April 3, 2018, in an aggregate amount not exceeding the sum of:

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

Senior Notes

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”).The proceeds of both note issuances were used to repay existing outstanding notes of the Company.

On May 17, 2018 the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”) at a $1.0 million discount. The Company used the net proceeds from the sale of the 2028 Senior Notes to redeem all of the outstanding 2022 Senior Notes at a price of 102.688% and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. The 2025 Senior Notes and the 2028 Senior Notes were issued pursuant to separate indentures (the “Indentures”) among the Company, the subsidiary guarantors named therein and a trustee. The Indentures contain customary affirmative and negative covenants. The Company has the option to redeem the 2025 Senior Notes for a premium after March 1, 2020. The Company has the option to redeem the 2028 Senior Notes at any time for a premium.

On April 3, 2018, the Company also entered into a First Supplemental Indenture which amended and supplemented the 2025 Senior Notes indenture to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto as a result of the termination of all guarantees of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 22% of the Company’s net sales in the first nine months of fiscal 2018. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2018 increased 32.0% to $4.83 billion compared to $3.66 billion at June 30, 2017. Access equipment segment backlog increased 134.4% to $1.23 billion at June 30, 2018 compared to $523.0 million at June 30, 2017 primarily due to improved market conditions generating strong replacement demand. Defense segment backlog increased 18.2% to $2.25 billion at June 30, 2018 compared to $1.90 billion at June 30, 2017 primarily due to contract awards under the JLTV program during the period, offset in part by completion of a large international contract for M-ATVs. Fire & emergency segment backlog increased 8.2% to $967.1 million at June 30, 2018 compared to $894.1 million at June 30, 2017 due to improved demand for Pierce fire apparatus and a large order received from the U.S. Air Force for snow removal units. Commercial segment backlog increased 14.8% to $382.8 million at June 30, 2018 compared to $333.5 million at June 30, 2017. Unit backlog for concrete mixers as of June 30, 2018 was up 25.1% due to a return to a more normal ordering pattern as compared to the atypical order pattern experienced in the prior year. Unit backlog for refuse collection vehicles as of June 30, 2018 was up 0.6% compared to June 30, 2017.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Approximately $61.1 million of backlog in the access equipment is for calendar year 2019 and is subject to repricing by the Company. Backlog in the access equipment segment can generally be canceled without penalty. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 60% of the Company’s June 30, 2018 backlog is not expected to be filled in fiscal 2018.

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

	Fiscal 2018 Expectations
	Low	High

Access equipment segment operating income margin (GAAP)		9.65%
Costs and inefficiencies related to restructuring actions		0.85%
Adjusted access equipment segment operating income margin (non-GAAP)		10.50%

Commercial segment operating income margin (GAAP)		5.85%
Restructuring costs		0.40%
Adjusted commercial segment operating income margin (non-GAAP)		6.25%

Consolidated operating income (GAAP)	$595	$605
Costs and inefficiencies related to restructuring actions	35	35
Adjusted consolidated operating income (non-GAAP)	$630	$640

Effective income tax rate (GAAP)	21.5%	21.5%
Revaluation of net deferred tax liabilities	5.2%	5.1%
Repatriation tax	(3.7)%	(3.6)%
Adjusted effective income tax rate (non-GAAP)	23.0%	23.0%

Earnings per share-diluted (GAAP)	$5.65	$5.75
Costs and inefficiencies related to restructuring actions, net of tax	0.35	0.35
Debt extinguishment costs, net of tax	0.10	0.10
Revaluation of net deferred tax liabilities	(0.39)	(0.39)
Repatriation tax	0.29	0.29
Adjusted earnings per share-diluted (non-GAAP)	$6.00	$6.10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2017, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company's behalf during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	—	—	5,925,561
May 1 - May 31	178,287	$73.20	178,287	5,747,274
June 1 - June 30	345,007	$72.48	345,007	5,402,267
Total	523,294		523,294	5,402,267

(1)
On August 31, 2015, the Company's Board of Directors increased the Company's authorization to repurchase shares of the Company's Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of June 30, 2018, the Company had repurchased 4,896,931 shares of Common Stock under this authorization. As a result, 5,402,267 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2018. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. In addition and with certain exceptions, the Company's credit agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends or distributions after April 3, 2018 in an aggregate amount not exceeding the sum of (i) 1.46 billion (ii) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 3, 2018 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and (iii) 100% of the aggregate net proceeds received by the Company subsequent to April 3, 2018 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company's indentures for its senior notes due 2025 and senior notes due 2028 also contain restrictive covenants that may limit the Company's ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

4.1
Second Amended and Restated Credit Agreement, dated as of April 3, 2018, among Oshkosh Corporation, the various lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 3, 2018 (File No. 1-31371)).

4.2
First Supplemental Indenture, dated as of April 3, 2018, between Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 3, 2018 (File No. 1-31371)).

4.3
Indenture, dated May 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 17, 2018 (File No. 1-31371)).

4.4
First Supplemental Indenture, dated May 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2018 (File No. 1-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2018.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2018.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 31, 2018.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 31, 2018.

101
The following materials from Oshkosh Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 31, 2018	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

July 31, 2018	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 31, 2018	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)