Form 10-K
period 2018-09-30
OSHKOSH CORP
filed 2018-11-20
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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
☐ Yes        ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes        ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
At March 31, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $5,711,502,765 (based on the closing price of $77.27 per share on the New York Stock Exchange as of such date).
As of November 13, 2018, 71,894,110 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION
FISCAL 2018 ANNUAL REPORT ON FORM 10-K

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

Cautionary Statement About Forward-Looking Statements
The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Executive Overview” and “Fiscal 2019 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freights costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the captions “Executive Overview” and “Fiscal 2019 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 20, 2018. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of a broad range of engineered specialty vehicles and vehicle bodies. The Company partners with customers to deliver superior solutions that safely and efficiently move people and materials at work, around the globe, and around the clock. The Company began business in 1917 as an early pioneer of four wheel drive technology and, after more than 100 years, off road mobility remains one of its core competencies. The Company maintains four reportable segments for financial reporting purposes: access equipment, defense, fire & emergency and commercial, which comprised 49%, 24%, 14% and 13%, respectively, of the Company’s consolidated net sales in fiscal 2018. These segments, in some way, all share common customers and distribution channels, leverage common components and suppliers, share engineering talent and processes, use common technical solutions and manufacturing processes and share employees and manufacturing and distribution facilities, which results in the Company being a different integrated global industrial. The Company made approximately 22%, 20% and 19% of its net sales for fiscal 2018, 2017 and 2016, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 22 of the Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, forms the base of the Company’s access equipment segment. JLG’s customer base includes equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The access equipment segment also includes Jerr-Dan-branded tow trucks (wreckers) and roll-back vehicle carriers (carriers) sold to towing companies in the U.S. and abroad.

The Company’s defense segment has designed, manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (HEMTT) contract for the DoD and thereafter developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units. Most recently, Oshkosh Defense solidified its position in the light-payload tactical wheeled vehicle category through the successful effort to capture the DoD’s Joint Light Tactical Vehicle (JLTV) program. The Company is currently in the low rate initial production phase of this eight-year $6.7 billion contract awarded in 2015 for approximately 17,000 of these technologically enhanced vehicles and sustaining services.

The Company’s fire & emergency segment designs and manufactures custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units in the Americas and abroad and broadcast vehicles sold to broadcasters and television stations in the Americas and abroad.

The Company’s commercial segment designs and manufactures rear- and front-discharge concrete mixers, refuse collection vehicles, portable and stationary concrete batch plants and vehicle components sold to ready-mix companies and commercial and municipal waste haulers in North America and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the Americas and abroad.

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, advanced engineering, market leading innovation, vehicle performance, reliability, customer service and low total product life cycle costs. The Company maintains leading market shares in all its businesses and is the sole-source supplier of a number of vehicles to the DoD.

Diversified Product Offerings. The Company believes its broad product offerings and target markets serve to diversify its sources of revenues, mitigate the impact of economic cycles and provide multiple platforms for potential organic growth and acquisitions. The Company’s product offerings provide extensive opportunities for bundling of products for sale to customers, co-location of manufacturing, leveraging purchasing power and sharing technology within and between segments. For each of its target markets, the Company has developed or acquired a broad product line in an effort to become a single-source provider of specialty vehicles, vehicle bodies, parts and service and related products to its customers. In addition, the Company has established an extensive domestic and international distribution network for specialty vehicles and vehicle bodies tailored to each market.

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

Strong Management Team. The Company is led by President and Chief Executive Officer Wilson R. Jones who has been employed by the Company since 2005. Mr. Jones is complemented by an experienced senior management team that has been assembled through internal promotions and external hires. The management team has successfully executed a strategic reshaping and expansion of the Company’s business, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets and transformed the Company into a different integrated global industrial.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and maintaining a strong balance sheet by capitalizing on its competitive strengths and pursuing an integrated business strategy. The Company completed a comprehensive strategic planning process in fiscal 2011 with the assistance of a globally-recognized consulting firm that culminated in the creation of the Company’s roadmap, named MOVE, to deliver outstanding long-term shareholder value. The Company intends to continue executing its MOVE strategy in fiscal 2019.

The MOVE strategy consists of the following four key initiatives:

Market Leader Delighting Customers. This initiative focuses on growing profitability by maintaining intense focus on customer experience. By tapping into the voice of the customer, the Company aims to deliver superior products and services under this initiative. The Company drives consistent customer experience through the use of standard processes and tools throughout the organization. The Company believe its focus on People First Initiatives results in more engaged and energized team members focused on delivery experiences that exceed customer expectations. Customers derive value by working with a partner that provides total customer care throughout the product life cycle. The Company’s goal is to delight its customers.

Optimize Cost and Capital Structure. This initiative focuses on optimizing the Company’s cost and capital structure to provide value for customers and shareholders by aggressively attacking its product, process and overhead costs and opportunistically using its expected free cash flow to return capital to shareholders or invest in acquisition opportunities. The Company utilizes a comprehensive lean enterprise focus to drive to be a low cost producer in all of its product lines while sustaining premium product features and quality and to deliver low product life cycle costs for its customers. Lean is a methodology used to eliminate non-value added work from a process stream. The Company also embraces organizational simplification by focusing on what drives value to customers and objectively allocating time and resources in these areas. As a result of its focus on cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins.

Value Innovation. This initiative focuses on emphasizing the Company’s new product development as it seeks to expand sales and margins by leading its core markets in the introduction of new or improved products and technologies. The Company primarily uses internal development but also uses licensing of technology and strategic acquisitions to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer uses of its products. The Company also strives to provide value to its customers by offering best in class aftermarket services and support.

Emerging Market Growth. This initiative focuses on the Company’s continued expansion into those specialty vehicle and vehicle body markets globally where it has acquired or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted developing countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company has sales and service offices in Russia, India, Saudi Arabia, China, South Korea and Japan to pursue various opportunities in each of those countries. In addition, the Company continues to expand its sales and aftermarket footprint in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in the specialty vehicle and vehicle body markets.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access equipment segment. JLG is a leading designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also offers a broad range of parts and accessories, including technical support and training, and reconditioning services. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations.

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

The Company, through its Jerr-Dan brand, is a leading designer, manufacturer and marketer of towing and recovery equipment in the U.S. The Company believes Jerr-Dan is recognized as an industry leader in quality and innovation. Jerr-Dan offers a complete line of both carriers and wreckers. In addition to manufacturing equipment, Jerr-Dan provides its customers with one-stop service for carriers and wreckers and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

Defense segment. Oshkosh Defense has designed and sold products to the DoD for over 90 years and also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD’s changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Light tactical wheeled vehicles and related service and sustainment for the DoD. Oshkosh Defense designs and manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense’s proprietary product line of military heavy-payload tactical wheeled vehicles includes the HEMTT, the Heavy Equipment Transporter (HET), the Palletized Load System (PLS), and the Logistic Vehicle System Replacement (LVSR). Oshkosh Defense’s proprietary medium-payload military tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (MTVR). Oshkosh Defense’s proprietary light-payload military tactical wheeled vehicles include the Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV), which was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan.

In June 2009, the DoD awarded Oshkosh Defense a sole source contract for M-ATVs and associated aftermarket parts packages. Since receiving the initial contract award Oshkosh Defense has delivered over 8,700 M-ATVs domestically and over 2,600 M-ATVs internationally.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of Family of Medium Tactical Vehicles (FMTV) under the U.S. Army’s FMTV Rebuy program. Originally a five-year requirements contract, the DoD extended the FMTV Rebuy program several times to allow for the delivery of vehicles and trailers through the fourth quarter of fiscal 2020. In February 2018, the DoD awarded Oshkosh Defense the FMTV A2 contract for the design, development, production and support of a fleet of future generation FMTV vehicles. The FMTV A2 contract is a firm-fixed price requirements contract valued at $467 million that initially covers a five-year delivery period starting in 2021, with a customer option for two additional years.

In June 2015, the DoD awarded Oshkosh Defense a new Family of Heavy Tactical Vehicles (FHTV) contract for the recapitalization of HEMTT, HET and PLS vehicles as well as associated logistics and configuration management support. The contract is a five-year requirements contract for the continued remanufacturing of FHTV vehicles. The Company can accept orders under this contract through fiscal 2020 for deliveries through fiscal 2022. The contract is fixed-price incentive firm where the price paid to the Company is subject to adjustment based on actual costs incurred. The impact of pricing adjustments under fixed-price incentive firm contracts are generally shared by the Company and the customer.

In August 2015, the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of approximately 17,000 of these technologically enhanced vehicles and sustaining services. The JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles, support services and engineering. The Company delivered its first production JLTV vehicles to the U.S. Army in September 2016. The contract remained in the low rate initial production phase during fiscal 2018. The Company expects a decision by the DoD on moving to full rate production in fiscal 2019. Oshkosh Defense solidified its position in the light-payload tactical wheeled vehicle category through the successful effort to capture the JLTV program.

In addition to retaining its current defense truck contracts, the Company’s objective is to continue to diversify into other areas of the U.S. and international defense vehicle markets by expanding applications, uses and vehicle body styles of its current tactical truck lines and growing aftermarket product and service offerings.

Fire & emergency segment. Through Pierce, the Company is the leading domestic designer and manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the special needs of firefighters. Pierce also designs and manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation and research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial platform, ladder and tiller trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through Airport Products, is among the leaders in the design and sale of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the world’s largest airports, including LaGuardia International Airport, John F. Kennedy International Airport, O’Hare International Airport, Hartsfield-Jackson International Airport, Denver International Airport, Baltimore-Washington International Airport, Dallas/Fort Worth International Airport, Tampa International Airport, Philadelphia International Airport and San Francisco International Airport in the U.S., are served by the Company’s ARFF vehicles. The U.S. government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world. Internationally, the Company’s vehicles serve, among others, Beijing, China and more than thirty other airports in China; Singapore; Toronto and Quebec, Canada; Abu Dhabi, UAE; and Birmingham, Cardiff, Manchester and Liverpool, United Kingdom. The Company has recently delivered ARFF vehicles to airports in Kuwait, Southeast Asia, Papua New Guinea, Mexico, Chile, Japan, Bolivia, Australia, Peru, Suriname and Ghana. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through Airport Products, is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Dallas/Fort Worth International Airport, Hartsfield-Jackson International Airport, Minneapolis-St. Paul International Airport, O’Hare International Airport and Denver International Airport in the U.S. and Beijing, China; Incheon, South Korea; Toronto and Montreal, Canada; Chile, Japan and Argentina, internationally. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

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

Commercial segment. Through Oshkosh Commercial, McNeilus, London and CON-E-CO, the Company is a leading designer and manufacturer of front- and rear-discharge concrete mixers and portable and stationary concrete batch plants for the concrete ready-mix industry throughout the Americas. Through McNeilus, the Company is a leading designer and manufacturer of refuse collection vehicles for the waste services industry throughout the Americas.

Through IMT, the Company is a leading North American designer and manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries. The Company believes its commercial segment vehicles and equipment have a reputation for efficient, cost-effective, dependable and low maintenance operation.

The Company also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements.

Marketing, Sales, Distribution and Service

The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its specialty vehicle and vehicle body markets and with its national and global sales and service capabilities. Distribution personnel demonstrate to customers how to use the Company’s products properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a job site, in an evening public meeting or at a municipality’s offices, compared to the showroom sales approach of the typical dealers of large vehicle manufacturers. The Company backs all products with same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

The Company provides its salespeople, representatives and distributors with product and sales training on the operation and specifications of its products. The Company’s engineers, along with its product managers, develop operating manuals and provide field support at vehicle delivery.

U.S. dealers and representatives enter into agreements with the Company that allow for termination by either party generally upon 90 days’ notice, subject to applicable laws. Dealers and representatives, except for those utilized by JLG and IMT, are generally not permitted to market and sell competitive products.

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

Defense segment. Oshkosh Defense sells substantially all of its domestic defense products directly to principal branches of the DoD and has sold its defense products to numerous international militaries around the globe. Oshkosh Defense maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. government, the Pentagon, as well as international embassies and government agencies. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers’ principal commands, both domestically and internationally. Oshkosh Defense also sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

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

The Company markets its Oshkosh-branded ARFF vehicles through a combination of direct sales representatives domestically and an extensive network of representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products. The Company’s snow removal business uses a combination of internal sales and service representatives and distributor locations to focus on the sale of snow removal vehicles, principally to airports, but also to municipalities, counties and other governmental entities in the U.S. and Canada. In addition, the Company maintains offices in Abu Dhabi, UAE; Beijing, China; Tonneins, France; and Singapore to support airport product vehicle sales and aftermarket sales and support in Europe, the Middle East, China and Southeast Asia.

Commercial segment. The Company utilizes an extensive network of representatives and dealers supported by hundreds of internal and external sales and service representatives in North America to sell and service refuse collection vehicles, rear- and front-discharge concrete mixers and concrete batch plants. The Company also performs sales and service activities at the Company’s manufacturing facilities. Service centers located throughout the U.S. provide sales, service and parts distribution to customers in their geographic regions. The Company also uses independent sales and service organizations to market its CON-E-CO-branded concrete batch plants. The Company believes this network represents one of the largest concrete mixer, concrete batch plant and refuse collection vehicle distribution networks in the U.S.

The Company believes its network of representatives and dealers is a competitive advantage in concrete mixer and refuse collection vehicle markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready mix concrete industry, where several competitors in part use dealers. The Company believes its distribution model allows for a more tailored distribution approach in the U.S. concrete mixer and refuse collection vehicle markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to concrete mixer and refuse collection vehicle sales activities is limited.

The Company has also established an extensive network of representatives and dealers throughout the Americas for the sale of Oshkosh-, McNeilus-, CON-E-CO- and London-branded concrete mixers, concrete batch plants and refuse collection vehicles to international customers. The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

IMT distributes its products through a wide network of dealers in over one hundred locations worldwide. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

Manufacturing

The Company manufactures its products at 27 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows, interchangeability and simplification of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

The Company uses a common Quality Management System globally to support the delivery of consistent, high quality products and services to customers. The Company educates and trains all employees at its facilities in quality principles. The Company requires employees at all levels to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent nonconformance with requirements and continually improve all work processes. The Company utilizes quality gates in its manufacturing facilities to identify quality issues early in the process and to analyze root cause at the source, resulting in improved quality, fewer defects and less rework. The Company’s Quality Management System is based on ISO 9001, a set of internationally-accepted quality system requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of requirements aimed at achieving customer satisfaction by following the process approach to identify process inputs, outputs, customers, critical processes and key performance indicators, and by continually improving these processes and sharing successful practices across the organization. The following brands are ISO 9001 certified: JLG, Oshkosh Defense, Pierce, McNeilus, Frontline, Jerr-Dan and Airport Products.

The Company has a team of employees dedicated to leading the implementation of the Oshkosh Continuous Improvement Management System (CIMS). The team is comprised of members with diverse backgrounds in quality, lean, finance, product and process engineering, and culture change management. CIMS is a business system that defines and seeks to enhance customers’ experiences with the Company’s products and services by empowering all employees to improve business processes and create a great customer experience. CIMS includes lean tools to eliminate waste and to provide better value for customers. CIMS also guides customer satisfaction assessment and helps to identify opportunities to improve the customer experience with Oshkosh. CIMS supports the execution of the Company’s MOVE strategy, delivering value to both customers and shareholders. Within the Company’s facilities, CIMS improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times. CIMS improvement projects have also freed up manufacturing space, allowing the Company to pursue a program focused on increased vertical integration, further setting the Company apart as a different integrated global industrial.

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

Access equipment segment. JLG operates in the global construction, maintenance and industrial equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Aichi Corporation (a subsidiary of Toyota Industries Corporation), J C Bamford Excavators Ltd. and numerous other manufacturers. Global competition for sales of telehandler equipment includes J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA, Genie Industries, Inc., Haulotte Group, Skyjack Inc. and numerous other manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors’ units; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

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

Defense segment. Oshkosh Defense produces heavy- and medium-payload, Mine Resistant Ambush Protected (MRAP) and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Navistar International Corporation), General Dynamics Corporation, Lockheed Martin Corporation, AM General LLC, BAE Systems plc and Textron Inc. The principal method of competition in the defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company’s vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. The U.S. government has become more aggressive in seeking to acquire the design rights to the Company’s current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of the bidders to license their design rights to the DoD was an evaluation factor in the JLTV and FMTV A2 contract competitions. Certain of the Company’s contracts with the DoD, including the JLTV and FMTV A2 contracts, require that the Company effectively transfer the “technical know-how” necessary to produce and support the vehicles and/or other deliverables within the contract to the customer.

The Competition in Contracting Act requires competition for U.S. defense programs in most circumstances. Competition for DoD programs that the Company currently has could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to the Company at lower prices and operating margins than the Company experiences under current contracts.

Fire & emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG; Emergency One, Inc., Ferrara Fire Apparatus, and Kovatch Mobile Equipment Corp. (all three owned by REV Group, Inc.); Spartan ERV (a division of Spartan Motors, Inc.); and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics and the Ascendant family of aerial fire trucks, which utilize a single rear axle. The principal competition for broadcast vehicles is from Accelerated Media Technologies and Television Engineering Corporation.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s competitors for ARFF vehicle sales are Rosenbauer International AG and Emergency One, Inc. Airport Products also manufactures snow removal vehicles, principally for U.S. and Canadian airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc. (owned by Aebi Schmidt Holding AG), Wausau-Everest LP (owned by Alamo Group, Inc.) and Overaasen AS. Principal methods of competition are product performance, price, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and strong dealer support network.

Commercial segment. The Company produces front- and rear-discharge concrete mixers and batch plants for the Americas under the Oshkosh, McNeilus, CON-E-CO and London brands. Competition for concrete mixer and batch plant sales includes Beck Industrial, Con-Tech Manufacturing, Inc., Terex Corporation, Kimble Mixer Company (a division of Hines Specialty Vehicle Group, owned by Hines Corporation) and other regional competitors. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; ability to offer factory-installed compressed natural gas fuel systems; a significant installed base of concrete mixers in use in the marketplace; and its nationwide network of sales and service centers.

McNeilus also produces refuse collection vehicles for North America and international markets. Competitors include The Heil Company (a subsidiary of Dover Corporation), Labrie Enviroquip Group, New Way (a subsidiary of Scranton Manufacturing Company, Inc.) and other regional competitors. The principal methods of competition are product quality, product performance, service and price. The Company competes for municipal business and large commercial business in the Americas, which is generally based on lowest qualified bid. The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; comprehensive product offerings; a reputation for high-quality products; ability to offer factory-installed compressed natural gas fuel systems; large-scale and high-efficiency manufacturing; and an extensive network of sales and service centers located throughout the U.S.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 22% of the Company’s net sales in fiscal 2018. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2018 increased 10.1% to $4.17 billion compared to $3.79 billion at September 30, 2017. Access equipment segment backlog increased 112.8% to $962.4 million at September 30, 2018 compared to $452.2 million at September 30, 2017 primarily due to improved market conditions that generated strong demand. Defense segment backlog decreased 11.0% to $1.86 billion at September 30, 2018 compared to $2.09 billion at September 30, 2017 primarily due to delivery of vehicles under the Company’s legacy FMTV and FHTV programs and the fulfillment of a large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 5.0% to $978.1 million at September 30, 2018 compared to $931.6 million at September 30, 2017 due largely to a large order received from the U.S. Air Force for snow removal units. Commercial segment backlog increased 17.1% to $376.0 million at September 30, 2018 compared to $321.0 million at September 30, 2017. Unit backlog for concrete mixers as of September 30, 2018 was up 24.0% due to return to a more normal ordering pattern as compared to the atypical order pattern experienced in the prior year and an increase in international demand. Unit backlog for refuse collection vehicles as of September 30, 2018 was up 7.3% compared to September 30, 2017 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 8% of the Company’s September 30, 2018 backlog is not expected to be filled in fiscal 2019.

Government Contracts

Approximately 22% of the Company’s net sales for fiscal 2018 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are being impacted by the uncertainty regarding the federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Oshkosh Defense’s sales are substantially dependent upon periodic awards of new contracts, the purchase of base vehicle quantities and the exercise of options under existing contracts. The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that Oshkosh Defense provides and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from Oshkosh Defense’s programs to pay for higher priority operational needs. In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on the Company’s cash flows and adversely affect the Company’s future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on the Company’s cash flows.

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

U.S. government contracts generally permit the government to terminate a contract, in whole or part, at the government’s convenience. If the U.S. government exercises its rights under this clause the contractor is entitled to payment for the allowable costs incurred and a reasonable profit on the work performed to date. The U.S. government can also terminate a contract for default. If a contract is terminated for default, the contractor is generally entitled to payment for work that has been accepted by the U.S. government. Termination for default may expose the Company to loss on work not yet accepted by the government and have a negative impact on the Company’s ability to obtain future orders and contracts. The U.S. government’s right to terminate its contracts has not had a material effect on the operations or financial condition of the Company.

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

Intellectual Property

Patents and licenses are important in the operation of the Company’s business. One of management’s objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 800 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between calendar 2018 and 2040, provide the Company with a competitive advantage in the defense and fire & emergency segments. In the defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps’ MTVR and LVSR programs, the U.S. Army’s PLS A1 program, the MRAP - Joint Program Office M-ATV program, the JLTV program and the FMTV A2 program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that contributed to the Company winning these programs. In the fire & emergency segment, TAK-4 independent suspension systems are standard on all Pierce custom fire trucks, as well as Striker and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

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

Employees

As of September 30, 2018, the Company had approximately 15,000 employees. The United Auto Workers union (UAW) represented approximately 2,000 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers) represented approximately 245 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (Teamsters) represented approximately 85 employees at the Company’s Garner, Iowa facility. The Company’s agreement with the UAW expires in September 2021. The Company’s five-year agreement with the Boilermakers expires in May 2022. The Company’s three-year agreement with the Teamsters extends through October 2020. In addition, the majority of the Company’s approximately 1,500 employees located outside of the U.S. are represented by separate works councils or unions. The Company has adopted a people first culture to build meaningful relationships with its employees and believes its relationship with its employee team members is satisfactory.

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

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, (v) by the timing of engine emissions standards changes, and (vi) by other factors, including oil and gas related activity. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures, including replacement demand, by large waste haulers. Fire & emergency markets are cyclical later in an economic cycle and are impacted by the economy generally and by municipal tax receipts and capital expenditures.

Lower U.S. housing starts since fiscal 2008 have had a negative impact on sales volumes for our concrete placement products. Despite continued modest U.S. residential construction growth, housing starts remain below historical 30-year averages. We believe concrete mixer customers have maintained a cautious approach to fleet replacement/expansion, generally wanting to confirm that construction activity in the U.S. will support solid fleet utilization. A lack of sustained improvement in residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We cannot provide any assurance that the housing recovery will not progress even more slowly than what we or the market expect. If the housing recovery progresses more slowly than what we or the market expect, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Current economic and political conditions continue to put significant pressure on the U.S. federal budget, including the defense budget. The Budget Control Act of 2011 contains an automatic sequestration feature that may require additional cuts to defense spending through fiscal 2023 if the budget caps within the agreement are exceeded. The two-year U.S. federal budget agreement signed by the President in February 2018 removed the threat of sequestration in the U.S. federal government’s fiscal 2018 and 2019 budgets, but absent future budget agreements, the full effect of a sequestration could return in the government’s fiscal 2020 budget. The magnitude of the adverse impact that federal budget pressures will have on future funding for our defense programs is unknown.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 22% of our sales in fiscal 2018 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
Our business is susceptible to changes in the U.S. defense budget, which changes may reduce revenues that we expect from our defense business, especially in light of federal budget pressures, lower levels of U.S. ground troops deployed in foreign conflicts, sequestration and the level of defense funding that will be allocated to the DoD’s tactical wheeled vehicle strategy generally.

•
The U.S. government may not budget for or appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. The DoD could also seek to reprogram certain funds originally planned for the purchase of vehicles we manufacture under the current defense budget allocations. The U.S. Army has discussed reprogramming at least $25 billion in proposed funding from equipment items to its top modernization and readiness priorities over the next five years, a portion of which could come from our programs.

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

•
The Weapon Systems Acquisition Reform Act and the Competition in Contracting Act require competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have could result in the U.S. government awarding future contracts to another manufacturer or the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts.

•
Competitions for the award of defense tactical wheeled vehicle contracts are intense, and we cannot provide any assurance that we will be successful in the defense tactical wheeled vehicle procurement competitions in which we participate. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company’s current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of bidders to license their design rights to the DoD was an evaluation factor in the JLTV and recent FMTV A2 competitions.

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

•
Beginning in fiscal 2019, we will account for substantially all long-term contracts with the DoD utilizing the cost to cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions for the timing of receipt of delivery orders from our government customer and technical issues. Due to the size and nature of these contracts, the estimation of total revenues and costs is complicated and subject to many variables. We must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Changes to model mix, production costs, overhead rates, learning curve and/or supplier performance can also impact these estimates. Furthermore, under the new revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders from the government will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum-based products and other commodities. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. For example, U.S. steel prices have increased between 40% and 45% from September 2017 through September 2018, depending on the type of steel. Costs for these items may increase, or remain at increased levels, in the future due to one or more of the following: a sustained economic recovery, the level of tariffs imposed on imported steel and aluminum, including the recent Section 232 tariffs, or a weakening U.S. dollar. Increases in commodity costs, such as those driven by the recent Section 232 tariffs, negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through surcharges or permanent price increases to our customers, then such increases will have an adverse effect on our financial condition, profitability and/or cash flows. Furthermore, surcharges and permanent price increases may not be accepted by our customers, resulting in them choosing to order from our competitors instead of us or delaying orders to us. Any significant decrease in orders could have an adverse effect on our financial condition, profitability and/or cash flow. Additionally, if commodity costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. Delays in obtaining parts, materials, components and final assemblies may result from a number of factors affecting our suppliers including capacity constraints, labor shortages or disputes, suppliers’ impaired financial condition and suppliers’ allocation to other purchasers. These risks are increased in a weak economic environment and when demand increases coming out of an economic downturn.

We may incur a significant increase in the costs of parts, materials, components or final assemblies. Factors such as supply and demand, freight costs, transportation availability, inventory levels, the level of imports, the imposition of duties and tariffs, including Section 301 tariffs, and other trade barriers and general economic conditions may affect the price of these parts, materials components or final assemblies. Many of these factors impacted the access equipment segment’s performance in fiscal 2018. Such disruptions, terminations or cost increases have resulted and could further result in manufacturing inefficiencies due to us having to wait for parts to arrive on the production line, could delay sales and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Periodically we restructure facilities and operations in an effort to make our business more efficient. In the future, we may incur costs, asset impairments and restructuring charges in connection with such consolidations, workforce reductions and other cost reduction measures that would adversely affect our future earnings and cash flows. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

Approximately 20% of our net sales in fiscal 2018 were attributable to products sold outside of the United States, of which approximately 80% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Australian dollar and the British pound sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2018, we had consolidated gross receivables of $1.5 billion. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $685.3 million, under which we estimate our maximum exposure to be $121.8 million. We evaluate the collectibility of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the access equipment segment’s ten largest debtors at September 30, 2018 represented approximately 25% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2018, approximately 90% of these intangibles were concentrated in the access equipment segment. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Current Report on Form 10-K and events beyond our control. The indentures governing our senior notes also contain restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term credit ratings are BBB with “positive” outlook from S&P Global Ratings, Ba1 with “stable” outlook from Moody’s Investors Service and BBB- with “stable” outlook from Fitch Ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. In addition, a portion of our debt is subject to variable interest rates. An increase in general interest rates, like increases recently announced by the United States Federal Reserve, would also increase our cost of borrowing under our credit agreement.

We had $818.0 million of debt outstanding as of September 30, 2018. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed above, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this personal information, we are subject to a variety of ever-changing laws on a global basis that require us to provide notification to the data owners, and that subject us to lawsuits, fines and other means of regulatory enforcement. IT security threats via computer malware and other “cyber-attacks” are increasing in both frequency and sophistication. The cost of maintaining robust information security mechanisms and controls are increasing and are likely to increase further in the future. Depending on the function involved, a breach in security may lead to customers purchasing vehicles from our competitors, subject us to lawsuits, fines and other means of regulatory enforcement or harm employee morale.

Our objective is to expand international operations and sales, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international operations and sales is a significant part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs upon our products (which include tariffs in response to tariffs that the U.S. imposes) and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation, uncertainties or delays in collection of accounts receivable and differences in business practices. We may incur increased costs, including increased supply chain costs, and experience delays or disruptions in production schedules, product deliveries or payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of vehicle production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. Some of these international sales require financing to enable potential customers to make purchases. Availability of financing to non-U.S. customers depends in part on the U.S. Export-Import Bank. If U.S. Export-Import Bank authorization financing is not secured for certain transactions, we may not be able to effectively compete for international sales against foreign competitors who are able to benefit from direct or indirect financial support from governments where they have operations. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate.

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

As a multinational corporation, we are subject to various taxes in both U.S. and non-U.S. jurisdictions. Due to economic and political conditions, tax laws, regulations and rates in these various jurisdictions may be subject to significant change. Our future effective income tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. Recent developments, including U.S. tax reform, the European Commission’s investigations of illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting, may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher tax liabilities. Increases in our effective tax rate or tax liabilities could have a material adverse effect on our financial condition, profitability and/or cash flows.

Changes in regulations could adversely affect our business.

Both our products and the operation of our manufacturing facilities are subject to statutory and regulatory requirements. These include environmental requirements applicable to manufacturing and vehicle emissions, government contracting regulations, supply chain regulations and domestic and international trade regulations. A significant change to these regulatory requirements could substantially increase manufacturing costs or impact the size or timing of demand for our products, all of which could make our business results more variable.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2018.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2018, the Company operated in 27 manufacturing facilities. The locations of the Company’s principal manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3)	Fire & Emergency	Appleton, Wisconsin (2)
	Shippensburg, Pennsylvania (1)		Bradenton, Florida (1)
	Greencastle, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Medias, Romania (1) (a)		Clearwater, Florida (1) (a)
	Tianjin, China (1)		Neenah, Wisconsin (1) (a)
Tonneins, France (1) (a)
	Port Macquarie, Australia (1)	Commercial	Dodge Center, Minnesota (1)
	Leicester, United Kingdom (1)		Garner, Iowa (1)
Blair, Nebraska (1)
Defense	Oshkosh, Wisconsin (4)		Riceville, Iowa (1)
Audubon, Iowa (1)
Corporate	Leon, Mexico (1)		London, Canada (1) (a)
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

Personal injury actions and other. At September 30, 2018, the estimated net liabilities for product and general liability claims totaled $36.0 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of November 20, 2018 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Wilson R. Jones	57	President and Chief Executive Officer
John J. Bryant	60	Executive Vice President and President, Defense Segment
Ignacio A. Cortina	47	Executive Vice President, General Counsel and Secretary
James W. Johnson	54	Executive Vice President and President, Fire & Emergency Segment
Joseph H. Kimmitt	68	Executive Vice President, Government Operations and Industry Relations
Frank R. Nerenhausen	54	Executive Vice President and President, Access Equipment Segment
David M. Sagehorn	55	Executive Vice President and Chief Financial Officer
Robert H. Sims	56	Executive Vice President and Chief Human Resources Officer
Bryan K. Brandt	50	Senior Vice President and Chief Marketing Officer
Anupam Khare	54	Senior Vice President and Chief Information Officer
Robert S. Messina	48	Senior Vice President, Engineering and Technology
Bradley M. Nelson	49	Senior Vice President and President, Commercial Segment
Tina R. Schoner	51	Senior Vice President and Chief Procurement Officer
 _________________________

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company’s airport products business. He served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010, Executive Vice President and President, Access Equipment Segment from 2010 to 2012 and most recently President and Chief Operating Officer of the Company from 2012 to 2016. Effective January 1, 2016, Mr. Jones assumed the position of President and Chief Executive Officer. Mr. Jones is also a director of the Company. Mr. Jones is a director of Thor Industries, Inc.

John J. Bryant. Mr. Bryant joined the Company in 2010 as Vice President and General Manager of Marine Corps Programs - Defense segment. He served as Vice President of Programs - Defense segment from 2013 to 2016 and as Senior Vice President and President, Defense Segment from 2016 until his appointment to his current position of Executive Vice President and President, Defense Segment in February 2018. Prior to joining Oshkosh Defense, he served as a Professor of Program Management at the Defense Acquisition University. Mr. Bryant retired from the U.S. Marine Corps with the rank of Colonel in 2008.

Ignacio A. Cortina. Mr. Cortina joined the Company in 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, serving as the Company’s Vice President and Deputy General Counsel from 2011 to 2015 and Senior Vice President, General Counsel and Secretary from 2015 to 2016. Prior to joining the Company, he spent seven years in private practice in the Washington, D.C. area. He was appointed to his current position of Executive Vice President, General Counsel and Secretary in 2016.

James W. Johnson. Mr. Johnson joined the Company in 2007 as Director of Dealer Development for Pierce. He was appointed to Senior Vice President of Sales and Marketing for Pierce in 2009 and was appointed to his current position of Executive Vice President and President, Fire & Emergency Segment in 2010.

Joseph H. Kimmitt. Mr. Kimmitt joined the Company in 2001 as Vice President, Government Operations and was appointed to his current position of Executive Vice President, Government Operations and Industry Relations in 2006. Mr. Kimmitt has notified the Company of his intent to retire from the Company effective December 31, 2018.

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

Robert H. Sims. Mr. Sims joined the Company in 2016 as Executive Vice President and Chief Human Resources Officer. He previously served as a Senior Vice President Human Resources Officer at Eaton Corporation, a global power management company, from 2009 to 2016. Prior to Eaton Corporation, Mr. Sims served in a variety of executive human resource roles with a number of major consumer brand companies.

Bryan K. Brandt. Mr. Brandt joined the Company in 2016 as Vice President, Global Branding and Communications. He was appointed to his current position of Senior Vice President and Chief Marketing Officer in September 2018. Prior to joining the Company he spent more than twenty years with Bemis Company, Inc., a global supplier of flexible packaging, in numerous positions of increasing responsibility, most recently as Vice President of Marketing and Transformation for Bemis North America from 2014 to 2016. Prior to that, Mr. Brandt served as Vice President of World Class Operation Management at Bemis Company, Inc. from 2012 to 2014.

Anupam Khare. Mr. Khare joined the Company in April 2018 as Senior Vice President and Chief Information Officer. He previously served as the Executive Director - Digital Technology at United Technologies Corporation, a global technology products and services company that serves the building systems and aerospace industries, from 2015 to April 2018. Prior to that, Mr. Khare served in positions of increasing responsibility at Koch Industries, Inc., a manufacturer of a wide variety of products, most recently as Global Technology Officer and Global Director Infrastructure Services from 2008 to 2015.

Robert S. Messina. Mr. Messina joined the Company in 2008 as Chief Engineer, Advanced Products and served in various assignments, including Vice President Engineering - Defense Segment from 2011 to 2013 and the Vice President Engineering - Access Equipment Segment from 2013 to 2015. He was appointed to his current position of Senior Vice President, Engineering and Technology in 2015.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the
Company’s behalf during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	308,945	$71.23	308,945	5,093,322
August 1 - August 31	572,833	$70.72	572,833	4,520,489
September 1 - September 30	280,955	$71.21	280,955	4,239,534
Total	1,162,733		1,162,733	4,239,534

(1)
On August 31, 2015, the Company’s Board of Directors increased the Company’s authorization to repurchase shares of the Company’s Common Stock by 10,000,000 shares, increasing the authorized number of shares of Common Stock available for repurchase to 10,299,198. As of September 30, 2018, the Company had repurchased 6,059,664 shares of Common Stock under this authorization. As a result, 4,239,534 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2018. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Common Stock Information

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of November 13, 2018, there were 1,033 holders of record of the Common Stock.

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

The comparisons assume that $100 was invested on September 30, 2013 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2018 return listed in the charts below is based on closing prices per share on September 30, 2018. On that date, the closing price for the Company’s Common Stock was $71.24.

________________________

* $100 invested on September 30, 2013 in stock or index, including reinvestment of dividends.

	September 30,
	2014	2015	2016	2017	2018
Oshkosh Corporation	$91.20	$76.18	$119.62	$178.48	$155.97
S&P MidCap 400 market index	111.82	113.38	130.76	153.66	175.49
SIC Code 371 Index	104.09	104.46	117.45	155.05	150.10

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2018	2017	2016	2015	2014
Income Statement Data:
Net sales	$7,705.5	$6,829.6	$6,279.2	$6,098.1	$6,808.2
Gross income	1,355.7	1,174.4	1,055.8	1,039.2	1,182.7
Asset impairment charges	—	—	26.9	—	—
Depreciation	79.8	81.5	73.3	64.9	65.3
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (1)	67.4	71.2	74.2	81.0	86.5
Operating income (2)	653.5	463.0	364.0	398.6	503.3
Net income (3)	471.9	285.6	216.4	229.0	308.1
Diluted earnings per share (3)	$6.29	$3.77	$2.91	$2.90	$3.61
Dividends per share	$0.96	$0.84	$0.76	$0.68	$0.60

Balance Sheet Data:
Cash and cash equivalents	$454.6	$447.0	$321.9	$42.9	$313.8
Total assets	5,294.2	5,098.9	4,513.8	4,552.7	4,503.2
Net working capital	1,579.8	1,356.7	1,049.9	919.0	1,006.4
Long-term debt (including current maturities)	818.0	830.9	846.2	927.8	882.7
Shareholders’ equity	2,513.5	2,307.4	1,976.5	1,911.1	1,985.0

Other Financial Data:
Expenditures for property, plant and equipment	$95.3	$85.8	$92.5	$131.7	$92.2
Backlog	4,172.9	3,791.0	3,537.9	2,607.4	1,891.0
Book value per share	$34.73	$30.76	$26.74	$25.33	$24.86
_________________________

(1)	Includes amortization of deferred financing costs of $2.4 million in fiscal 2018, $3.0 million in fiscal 2017, $3.0 million in fiscal 2016, $6.4 million in fiscal 2015 and $6.2 million in fiscal 2014.

(2)
Includes $35.4 million of restructuring costs, a $19.0 million gain on the settlement of a lawsuit within the defense segment, a $6.6 million business interruption insurance recovery within the commercial segment and a $1.4 million loss on the sale of a small product line within the commercial segment in fiscal 2018. Includes $43.3 million of restructuring costs in the access equipment segment in fiscal 2017.

(3)
Includes $27.5 million, or $0.37 per share, of restructuring costs, a $15.4 million, or $0.21 per share, gain on the settlement of a lawsuit within the defense segment, a $4.9 million, or $0.07 per share, business interruption insurance recovery within the commercial segment, a $1.0 million, or $0.01 per share, loss on the sale of a small product line within the commercial segment, debt extinguishment costs of $7.7 million, or $0.10 per share, and tax benefits of $10.7 million, or $0.13 per share, related to the implementation of tax reform in the United States in fiscal 2018. Includes $36.2 million, or $0.48 per share, of restructuring costs in the access equipment segment in fiscal 2017. Includes debt extinguishment costs of $9.3 million, or $0.12 per share, in fiscal 2015. Includes debt extinguishment costs of $7.0 million, or $0.08 per share, in fiscal 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, concrete mixers and refuse collection vehicles. The Company is a leading global designer and manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the design and manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic designer and manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading designer and manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global designers and manufacturers of fire trucks assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic designer, manufacturer and marketer of broadcast vehicles. The Company designs and manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus,” “Oshkosh,” “London” and “CON-E-CO” brand names, the Company designs and manufactures rear- and front-discharge concrete mixers and portable and stationary concrete batch plants. Under the “McNeilus” brand name, the Company designs and manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “IMT” brand name, the Company is a leading domestic designer and manufacturer of field service vehicles and truck-mounted cranes.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 20, 2018.

Executive Overview

The Company achieved another year of significantly improved earnings growth in fiscal 2018. Consolidated net sales increased $875.9 million, or 12.8%, to $7.71 billion, consolidated operating income increased $190.5 million, or 41.1%, to $653.5 million, and diluted earnings per share increased $2.52 per share, or 66.8%, to $6.29 per share. This was the second consecutive year that the Company increased operating income by more than 25%. All segments reported higher sales and operating income in fiscal 2018 compared to fiscal 2017. The lower U.S. federal income tax rate benefited fiscal 2018 results by $0.86 per share compared to the prior year. Share repurchases completed during the past year also benefited earnings per share by $0.12 compared to fiscal 2017.

Fiscal 2018 results included after-tax charges of $27.5 million, or $0.37 per share, for costs and inefficiencies associated with restructuring actions in the access equipment and commercial segments, after-tax charges of $7.7 million, or $0.10 per share, of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes and credit agreement and an after-tax loss of $1.0 million, or $0.01 per share, on the sale of a small product line in the commercial segment. Fiscal 2018 also included after-tax gains of $15.4 million, or $0.21 per share, related to a litigation settlement in the defense segment, $10.7 million, or $0.13 per share, related to the implementation of tax reform in the United States and an after-tax gain of $4.9 million, or $0.07 per share, related to the receipt of business interruption insurance proceeds in the commercial segment. In the aggregate, these items accounted for a net $5.2 million, or $0.07 per share, charge. Fiscal 2017 results included after-tax charges of $36.2 million, or $0.48 per share, for restructuring-related actions in the access equipment segment.

The $875.9 million sales increase was driven by strong demand for access equipment. Orders for access equipment were up nearly 30% in fiscal 2018 as compared to fiscal 2017 reflecting a strong rental market for access equipment in North America and most regions around the globe.

Consolidated operating income increased to $653.5 million, or 8.5% of sales, in fiscal 2018 compared to $463.0 million, or 6.8% of sales, in fiscal 2017. The increase in operating income was driven by higher gross margin associated with higher consolidated sales, improved pricing and a litigation settlement in the defense segment, offset in part by higher material and freight costs and unfavorable foreign exchange rates. Similar to many industrial companies, the Company is working through challenges as a result of the strong economy in the United States and current trade policies. Labor markets are tight, commodity and logistics costs have increased significantly and rapidly, and higher production levels are causing a strain on the Company’s supply chain. These challenges are especially apparent in the access equipment segment, which has ramped up production to meet significantly higher demand for its products. Trade policies have resulted in higher commodity costs, and as a result, the Company is paying significantly more for its raw materials compared to a year ago. During fiscal 2018, the Company implemented surcharges in its non-defense segments to address the dramatic cost increases it was experiencing. Approximately 74% of the Company’s fiscal 2019 first quarter non-defense backlog does not have a surcharge associated with it as the orders were placed prior to the implementation of the surcharge or the orders were placed for products produced outside of the United States.

The Company continued to execute its disciplined capital allocation strategy in fiscal 2018. The Company refinanced its credit agreement, lowering the interest rate and extending the term of the credit agreement to April 2023. In addition, the Company replaced its 5.375% interest rate unsecured senior notes due in March 2022 with $300 million of new senior unsecured notes due in May 2028 at a 4.6% interest rate. The Company also returned more than $320 million of cash to shareholders through the repurchase of nearly 3.3 million shares of stock and payment of quarterly dividends. In addition, the Company announced an increase in its quarterly dividend rate of 12.5%, to $0.27, per share beginning in November 2018. This was the Company’s fifth straight year of a double digit percentage increase in its dividend rate.

The Company believes fiscal 2019 consolidated net sales will be $7.85 billion to $8.15 billion, an approximate 2% to 6% increase compared to fiscal 2018. The Company expects fiscal 2019 consolidated operating income will be in the range of $640 million to $710 million, resulting in earnings per share of $6.50 to $7.25.

Results of Operations

Consolidated Net Sales — Three Years Ended September 30, 2018

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Net sales:
Access equipment	$3,776.8	$3,026.4	$3,012.4
Defense	1,828.9	1,820.1	1,351.1
Fire & emergency	1,069.7	1,030.9	953.3
Commercial	1,054.7	970.3	979.2
Intersegment eliminations and other	(24.6)	(18.1)	(16.8)
	$7,705.5	$6,829.6	$6,279.2

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Net sales:
United States	$6,177.8	$5,094.8	$4,756.6
Other North America	311.8	191.6	219.5
Europe, Africa and the Middle East	851.8	1,146.9	905.5
Rest of the world	364.1	396.3	397.6
	$7,705.5	$6,829.6	$6,279.2

Fiscal 2018 Compared to Fiscal 2017

Consolidated net sales increased $875.9 million, or 12.8%, to $7.71 billion in fiscal 2018 compared to fiscal 2017 driven by strong demand for access equipment. All segments reported an increase in sales in fiscal 2018 compared to fiscal 2017.

Access equipment segment net sales increased $750.4 million, or 24.8%, to $3.78 billion in fiscal 2018 compared to fiscal 2017. The increase in sales was driven by improved demand for aerial work platforms and telehandlers in both North America and Europe. A weaker U.S. dollar benefited sales in the access equipment segment in fiscal 2018 by $34 million compared to fiscal 2017.

Defense segment net sales increased $8.8 million, or 0.5%, to $1.83 billion in fiscal 2018 compared to fiscal 2017. The increase in sales was primarily due to the continued ramp-up of production under the JLTV program and higher FMTV sales, offset in part by lower international M-ATV sales.

Fire & emergency segment net sales increased $38.8 million, or 3.8%, to $1.07 billion in fiscal 2018 compared to fiscal 2017 primarily due to improved pricing ($31 million).

Commercial segment net sales increased $84.4 million, or 8.7%, to $1,054.7 million in fiscal 2018 compared to fiscal 2017. The increase in sales was primarily due to higher refuse collection vehicle unit volume due to the atypical timing of orders in the prior year and higher concrete placement volume.

Fiscal 2017 Compared to Fiscal 2016

Consolidated net sales increased $550.4 million, or 8.8%, to $6.83 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily the result of higher sales volumes in the defense segment and improved fire & emergency segment sales.

Access equipment segment net sales increased $14.0 million, or 0.5%, to $3.03 billion in fiscal 2017 compared to fiscal 2016. Rental rates, fleet utilization percentages and used equipment values, all key to the access equipment segments rental company customers, strengthened over the past year, leading to stronger demand for access equipment than the Company expected during fiscal 2017.

Defense segment net sales increased $469.0 million, or 34.7%, to $1.82 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily due to the ramp-up of production under the JLTV program, higher international sales of M-ATVs and higher sales of FHTVs to the U.S. government. During fiscal 2016, production of FHTVs was low as it was ramping back up after a break in production in fiscal 2015.

Fire & emergency segment net sales increased $77.6 million, or 8.1%, to $1.03 billion in fiscal 2017 compared to fiscal 2016. The increase in sales was primarily due to improved pricing ($34 million), the sale of higher content units ($29 million) and the timing of fire apparatus deliveries as a result of increased production rates ($11 million).

Commercial segment net sales decreased $8.9 million, or 0.9%, to $970.3 million in fiscal 2017 compared to fiscal 2016. The decrease in sales was primarily due to lower refuse collection vehicle unit volume ($53 million) due to the atypical timing of orders, offset in part by sales of higher content units ($21 million) and higher concrete mixer unit volume ($23 million).

Consolidated Cost of Sales — Three Years Ended September 30, 2018

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Cost of sales:
Access equipment	$3,106.7	$2,472.9	$2,435.4
Defense	1,529.6	1,518.3	1,147.7
Fire & emergency	844.4	849.2	816.0
Commercial	886.7	827.2	817.5
Intersegment eliminations and other	(17.6)	(12.4)	6.8
	$6,349.8	$5,655.2	$5,223.4

Fiscal 2018 Compared to Fiscal 2017

Consolidated cost of sales was $6.35 billion, or 82.4% of sales, in fiscal 2018 compared to $5.66 billion, or 82.8% of sales, in fiscal 2017. The 40 basis point decrease in cost of sales as a percentage of sales in fiscal 2018 compared to fiscal 2017 was primarily due to improved pricing (80 basis points) and lower restructuring-related costs and inefficiencies (30 basis points), offset in part by higher material and freight costs (80 basis points).

Access equipment segment cost of sales was $3.11 billion, or 82.3% of sales, in fiscal 2018 compared to $2.47 billion, or 81.7% of sales, in fiscal 2017. The 60 basis point increase in cost of sales as a percentage of sales in fiscal 2018 compared to fiscal 2017 was largely due to higher material and freight costs (130 basis points), the impact of unfavorable foreign currency rates (50 basis points) and challenges associated with the ramp-up of production (30 basis points), offset in part by improved pricing (80 basis points) and lower restructuring-related costs and inefficiencies (60 basis points).

Defense segment cost of sales was $1.53 billion, or 83.6% of sales, in fiscal 2018 compared to $1.52 billion, or 83.4% of sales, in fiscal 2017. The 20 basis point increase in cost of sales as a percentage of sales in fiscal 2018 compared to fiscal 2017 was primarily attributable to adverse product mix (210 basis points) offset in part by improved manufacturing efficiencies (180 basis points).

Fire & emergency segment cost of sales was $844.4 million, or 78.9% of sales, in fiscal 2018 compared to $849.2 million, or 82.4% of sales, in fiscal 2017. The 350 basis point decline in cost of sales as a percentage of sales in fiscal 2018 compared to fiscal 2017 was largely attributable to improved pricing (220 basis points), improved product mix (140 basis points) and improved manufacturing efficiencies (60 basis points), offset in part by higher material costs (90 basis points).

Commercial segment cost of sales was $886.7 million, or 84.1% of sales, in fiscal 2018 compared to $827.2 million, or 85.3% of sales, in fiscal 2017. The 120 basis point decrease in cost of sales as a percentage of sales in fiscal 2018 compared to fiscal 2017 was largely due to favorable product mix (80 basis points), lower warranty costs (60 basis points) and the receipt of business interruption insurance proceeds (60 basis points), offset in part by higher material costs (110 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Fiscal 2017 Compared to Fiscal 2016

Consolidated cost of sales was $5.66 billion, or 82.8% of sales, in fiscal 2017 compared to $5.22 billion, or 83.2% of sales, in fiscal 2016. The 40 basis point decrease in cost of sales as a percentage of sales in fiscal 2017 compared to fiscal 2016 was primarily due to improved pricing (40 basis points), improved operating results related to a corporate-led shared manufacturing facility in Mexico, which incurred higher start-up costs in fiscal 2016 (30 basis points), and improved absorption as a result of increased production (30 basis points), offset in part by higher restructuring-related and asset impairment costs in the access equipment segment (60 basis points).

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

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers as well as start-up costs not allocated to segments relating to the corporate-led shared manufacturing facility in Mexico in fiscal 2016.

Consolidated Operating Income (Loss) — Three Years Ended September 30, 2018

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Operating income (loss):
Access equipment	$387.8	$259.1	$263.4
Defense	222.9	207.9	122.5
Fire & emergency	137.2	104.2	67.0
Commercial	67.5	43.8	67.6
Corporate	(161.9)	(152.0)	(156.5)
	$653.5	$463.0	$364.0

Fiscal 2018 Compared to Fiscal 2017

Consolidated operating income increased 41.1% to $653.5 million, or 8.5% of sales, in fiscal 2018 compared to $463.0 million, or 6.8% of sales, in fiscal 2017. The increase in operating income in fiscal 2018 compared to fiscal 2017 was primarily a result of higher gross margin associated with higher sales ($183 million), improved pricing ($80 million), a gain on a litigation settlement in the defense segment ($19 million), lower charges and inefficiencies associated with restructuring actions in the access equipment and commercial segments ($8 million) and a gain on the receipt of business interruption insurance proceeds in the commercial segment ($7 million), offset in part by increased material and freight costs ($79 million), unfavorable foreign exchange rates ($16 million) and adverse product mix ($12 million).

Access equipment segment operating income increased 49.7% to $387.8 million, or 10.3% of sales, in fiscal 2018 compared to $259.1 million, or 8.6% of sales, in fiscal 2017. The increase in operating income was primarily the result of the margin impact of higher sales volumes ($177 million), improved pricing ($42 million) and lower restructuring-related charges and inefficiencies ($14 million), offset in part by higher material and freight costs ($53 million) and challenges associated with the ramp-up of production ($25 million).

In fiscal 2018, charges and operating inefficiencies associated with restructuring plans in the access equipment segment were significantly higher than the Company had expected. The access equipment segment had made significant progress implementing the plan to outsource aftermarket parts distribution and relocate manufacturing in the U.S. and Europe in fiscal 2017. However, during fiscal 2018, the access equipment segment experienced issues that caused operational inefficiencies resulting in additional costs. The Company believes these issues have been rectified.

Defense segment operating income increased 7.2% to $222.9 million, or 12.2% of sales, in fiscal 2018 compared to $207.9 million, or 11.4% of sales, in fiscal 2017. The increase in operating income was primarily the result of improved manufacturing performance ($32 million) and a gain on a litigation settlement ($19 million), offset in part by adverse product mix due to the ramp-up of JLTV production and lower international M-ATV sales ($39 million). Changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $2.2 million and $6.3 million in fiscal 2018 and 2017, respectively.

Fire & emergency segment operating income increased 31.7% to $137.2 million, or 12.8% of sales, in fiscal 2018 compared to $104.2 million, or 10.1% of sales, in fiscal 2017. The increase in operating income in fiscal 2018 compared to fiscal 2017 was primarily the result of improved pricing ($31 million), improved product mix ($15 million) and improved manufacturing performance ($6 million), offset in part by higher selling, general and administrative expenses ($11 million) and higher material costs ($9 million).

Commercial segment operating income increased 54.1% to $67.5 million, or 6.4% of sales, in fiscal 2018 compared to $43.8 million, or 4.5% of sales, in fiscal 2017. The increase in operating income in fiscal 2018 compared to fiscal 2017 was primarily a result of higher gross margin associated with higher sales volume ($17 million) and improved product mix ($8 million). Results for fiscal 2018 included $5.9 million of charges associated with restructuring actions, a $1.4 million loss on the sale of a small product line and a $6.6 million gain on the receipt of business interruption insurance proceeds.

Corporate operating costs increased $9.9 million to $161.9 million in fiscal 2018 compared to fiscal 2017. The increase in corporate operating costs in fiscal 2018 compared to fiscal 2017 was primarily due to higher consulting costs ($7 million).

Consolidated selling, general and administrative expenses decreased 0.3% to $663.9 million, or 8.6% of sales, in fiscal 2018 compared to $665.6 million, or 9.7% of sales, in fiscal 2017. The slight decrease in consolidated selling, general and administrative expenses in fiscal 2018 compared to fiscal 2017 was generally a result of a gain on a litigation settlement in the defense segment ($19 million) offset in part by higher salaries and benefits.

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

Access equipment segment operating income decreased 1.6% to $259.1 million, or 8.6% of sales, in fiscal 2017 compared to $263.4 million, or 8.7% of sales, in fiscal 2016. Access equipment segment operating income was adversely impacted by $43.3 million of restructuring-related charges in fiscal 2017 and by an asset impairment and workforce reduction charges of $27.8 million in fiscal 2016. Improved absorption as a result of increased production ($14 million) and favorable mix ($13 million), were offset in part by increased incentive compensation on the higher earnings.

Defense segment operating income increased 69.7% to $207.9 million, or 11.4% of sales, in fiscal 2017 compared to $122.5 million, or 9.1% of sales, in fiscal 2016. The increase in operating income was primarily the result of higher gross margin associated with higher sales volume ($98 million), offset in part by higher selling, general and administrative costs ($13 million), primarily related to incentive compensation on the higher earnings. In addition, in fiscal 2017, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $6.3 million.

Fire & emergency segment operating income increased 55.5% to $104.2 million, or 10.1% of sales, in fiscal 2017 compared to $67.0 million, or 7.0% of sales, in fiscal 2016. The increase in operating income in fiscal 2017 compared to fiscal 2016 was primarily the result of improved pricing.

Commercial segment operating income decreased 35.2% to $43.8 million, or 4.5% of sales, in fiscal 2017 compared to $67.6 million, or 6.9% of sales, in fiscal 2016. The decrease in operating income in fiscal 2017 compared to fiscal 2016 was primarily a result of lower gross margin associated with lower sales volume ($9 million) and operational inefficiencies associated with variability in production volumes in fiscal 2017 ($10 million).

Corporate operating costs decreased $4.5 million to $152.0 million in fiscal 2017 compared to fiscal 2016. The decrease in corporate operating costs in fiscal 2017 compared to fiscal 2016 was primarily due to improved operating results related to the corporate-led shared manufacturing facility in Mexico which incurred higher start-up costs during fiscal 2016, offset in part by higher incentive compensation expense ($8 million), higher corporate-funded research & development ($3 million) and higher share-based compensation ($3 million).

Consolidated selling, general and administrative expenses increased 8.7% to $665.6 million, or 9.7% of sales, in fiscal 2017 compared to $612.4 million, or 9.7% of sales, in fiscal 2016. The increase in consolidated selling, general and administrative expenses in fiscal 2017 compared to fiscal 2016 was generally a result of higher incentive compensation expense and higher salaries.

Non-Operating Income (Expense) — Three Years Ended September 30, 2018

Fiscal 2018 Compared to Fiscal 2017

Interest expense net of interest income increased $0.7 million to $55.6 million in fiscal 2018 compared to fiscal 2017 primarily due to $9.9 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes and credit agreement offset in part by the receipt of interest from a customer that had been on non-accrual status.

Other miscellaneous expense, net of $3.3 million in fiscal 2018 and other miscellaneous income, net of $3.2 million in fiscal 2017 primarily related to net foreign currency transaction gains and losses and investment gains and losses.

Fiscal 2017 Compared to Fiscal 2016

Interest expense net of interest income decreased $3.4 million to $54.9 million in fiscal 2017 compared to fiscal 2016 due to lower borrowing levels.

Other miscellaneous income, net of $3.2 million in fiscal 2017 and $1.3 million in fiscal 2016 primarily related to net foreign currency transaction gains and losses and investment gains and losses.

Provision for Income Taxes — Three Years Ended September 30, 2018

Fiscal 2018 Compared to Fiscal 2017

The Company recorded income tax expense of $123.8 million, or 20.8% of pre-tax income, in fiscal 2018 compared to $127.2 million, or 30.9% of pre-tax income, in fiscal 2017. Fiscal 2018 results were favorably impacted by discrete tax benefits of $21.7 million, primarily due to a $10.7 million net tax benefit related to tax reform in the United States (180 basis points), favorable share-based compensation tax benefits of $7.2 million (120 basis points), $5.1 million of tax benefits related to state tax matters (90 basis points) and a $2.5 million tax benefit related to a foreign provision-to-return adjustment (40 basis points). Fiscal 2017 results were favorably impacted by discrete tax benefits of $20.1 million largely due to net tax benefits related to the release of valuation allowances on a federal capital loss and state net operating losses of $5.7 million (140 basis points), tax benefits from stock-based compensation of $5.3 million (130 basis points), a $5.4 million tax benefit related to state tax matters (130 basis points) and benefits due to a provision-to-return adjustment on the Company’s 2016 federal income tax return of $2.1 million (50 basis points). See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $30.2 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $19.5 million due to the transition tax on deemed repatriation of deferred foreign income in fiscal 2018. The remeasurement of the deferred tax assets and liabilities has been finalized as of September 30, 2018. The transition tax charge represents a provisional amount and the Company’s best estimates as of September 30, 2018. Any adjustments recorded to the provisional transition tax through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense. The provisional transition tax incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Fiscal 2017 Compared to Fiscal 2016

The Company recorded income tax expense of $127.2 million, or 30.9% of pre-tax income, in fiscal 2017 compared to $92.4 million, or 30.1% of pre-tax income, in fiscal 2016. See Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Equity in Earnings of Unconsolidated Affiliates — Three Years Ended September 30, 2018

Fiscal 2018 Compared to Fiscal 2017

Equity in earnings of unconsolidated affiliates of $1.1 million in fiscal 2018 and $1.5 million in fiscal 2017 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Fiscal 2017 Compared to Fiscal 2016

Equity in earnings of unconsolidated affiliates of $1.5 million in fiscal 2017 and $1.8 million in fiscal 2016 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity are availability under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents of $454.6 million at September 30, 2018. The Company had $764.5 million of unused available capacity under the Revolving Credit Facility as of September 30, 2018 if liquidity needs would arise. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained within the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, debt service requirements, capital expenditures, share repurchases, dividends and acquisitions. At September 30, 2018, the Company had approximately 4.2 million shares of Common Stock remaining under a repurchase authorization approved by the Company’s Board of Directors in August 2015. The Company expects to meet its fiscal 2019 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

The Company expects to generate approximately $615 million of cash flow from operations in fiscal 2019. The Company expects that during fiscal 2019 approximately $165 million of cash will be utilized for capital spending needs and that an additional $350 million will be utilized for share repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at September 30, 2018

The Company’s capitalization was as follows (in millions):

	September 30,
	2018	2017
Cash and cash equivalents	$454.6	$447.0
Total debt	818.0	830.9
Total shareholders’ equity	2,513.5	2,307.4
Total capitalization (debt plus equity)	3,331.5	3,138.3
Debt to total capitalization	24.6%	26.5%

The Company’s ratio of debt to total capitalization of 24.6% at September 30, 2018 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 56 days at September 30, 2017 to 63 days at September 30, 2018 primarily as a result of the increase in unbilled receivables associated with utilizing percentage-of-completion accounting on the JLTV contract and the timing of a payment on a large international order in the defense segment. Days sales outstanding for segments other than the defense segment were 53 days at September 30, 2018, up slightly from 52 days at September 30, 2017. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 4.5 times at September 30, 2017 to 5.1 times at September 30, 2018 as a result of lower inventory levels in the defense segment.

Operating Cash Flows

Fiscal 2018 Compared to Fiscal 2017

The Company generated $436.3 million of cash from operating activities during fiscal 2018 compared to $246.5 million during fiscal 2017. The increase in cash generated from operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to an increase in net income of $186.3 million.

Fiscal 2017 Compared to Fiscal 2016

The Company generated $246.5 million of cash from operating activities during fiscal 2017 compared to $583.9 million during fiscal 2016. The decrease in cash generated from operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to a significant increase in accounts receivable in the defense segment in fiscal 2017 and increased inventory levels in the access equipment segment in fiscal 2017 compared to a significant reduction in inventory levels in fiscal 2016, offset in part by higher accounts payable as a result of higher inventory levels. Increased sales in the fourth quarter and the longer collection cycle on international sales drove higher accounts receivables ($212.5 million) within the defense segment. The alignment of inventory with higher market demand drove the increase in inventories ($143.3 million) in the access equipment segment. The access equipment segment reduced inventories significantly ($305.8 million) in fiscal 2016 to better align inventory levels with lower market demand.

Investing Cash Flows

Fiscal 2018 Compared to Fiscal 2017

Net cash used in investing activities in fiscal 2018 was $90.4 million compared to $65.2 million in fiscal 2017. Additions to property, plant and equipment of $95.3 million in fiscal 2018 reflected an increase in capital spending of $9.5 million compared to fiscal 2017. The Company anticipates that it will spend $165 million on capital expenditures in fiscal 2019, higher than the Company’s typical capital spending, reflecting the construction of the Company’s new global headquarters in Oshkosh, Wisconsin. Proceeds from the sale of equipment held for rental, net of additions, decreased $21.1 million after a large sale of equipment in fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

Net cash used in investing activities in fiscal 2017 was $65.2 million compared to $89.2 million in fiscal 2016. Additions to property, plant and equipment of $85.8 million in fiscal 2017 reflected a decrease in capital spending of $6.7 million compared to fiscal 2016.

Financing Cash Flows

Fiscal 2018 Compared to Fiscal 2017

Financing activities used cash of $338.9 million in fiscal 2018 compared to $44.8 million in fiscal 2017. In fiscal 2018, the Company repurchased approximately 3.3 million shares of its Common Stock at an aggregate cost of $249.3 million under a repurchase authorization approved by the Company’s Board of Directors in August 2015. The Company did not repurchase any Common Stock under the authorization during fiscal 2017. At September 30, 2018, the Company had approximately 4.2 million shares of Common Stock remaining under the repurchase authorization. In addition, the Company paid dividends of $71.2 million and $62.8 million in fiscal 2018 and 2017, respectively. The Company increased its quarterly dividend rate by approximately 12.5% in November 2018.

The Company targets returning half of its free cash flows (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of equipment held for rental”) to shareholders over the course of the economic cycle. The Company plans to utilize $350 million of its fiscal 2019 expected free cash flow to repurchase shares in fiscal 2019.

Fiscal 2017 Compared to Fiscal 2016

Financing activities resulted in a net use of cash of $44.8 million in fiscal 2017 compared to $222.0 million in fiscal 2016. In 2016, the Company repurchased approximately 2.5 million shares of its Common Stock at an aggregate cost of $100.1 million under the share repurchase authorization. The Company did not repurchase any Common Stock under the authorization during fiscal 2017. In addition, the Company paid dividends of $62.8 million and $55.9 million in fiscal 2017 and 2016, respectively.

Liquidity

Senior Credit Agreement

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. At September 30, 2018, outstanding letters of credit of $85.5 million reduced available capacity under the Revolving Credit Facility to $764.5 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

Effective April 3, 2018, to transition from the secured facilities under the previous credit agreement to unsecured facilities under the Credit Agreement, (i) the guaranties made pursuant to the previous credit agreement and the related loan documents were terminated (other than the Company’s guaranty under the previous credit agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the previous credit agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2018 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

On April 3, 2018, the Company also entered into a First Supplemental Indenture relating to the 2025 Senior Notes, which amended and supplemented the 2025 Senior Notes indenture to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto as a result of the termination of all guaranties of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents.

See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s outstanding debt as of September 30, 2018.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2018 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$1,087.9	$37.0	$74.0	$344.1	$632.8
Operating leases	71.4	23.6	32.8	12.2	2.8
Purchase obligations(2)	1,065.9	1,065.2	0.7	—	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	572.9	44.2	76.7	47.4	404.6
	$2,798.1	$1,170.0	$184.2	$403.7	$1,040.2
_________________________

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2018.

(2)
The amounts for purchase obligations included above represent all obligations to purchase goods or services under agreements that are enforceable and legally binding and that specify all significant terms.

(3)
Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $33.7 million of unrecognized tax benefits as of September 30, 2018 have been excluded from the Contractual Obligations table above. See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2018.

(4)
Represents other long-term liabilities on the Company’s Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under the Company’s pension and other postretirement benefit plans. See Note 17 of the Notes to Consolidated Financial Statements for information regarding these liabilities and the plan assets available to satisfy them.

The following is a summary of the Company’s commitments by period following September 30, 2018 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Customer financing guarantees to third parties	$121.8	$32.6	$34.6	$28.2	$26.4
Standby letters of credit	91.1	86.1	3.5	1.5	—
	$212.9	$118.7	$38.1	$29.7	$26.4

The Company incurs contingent limited recourse liabilities with respect to customer financing activities primarily in the access equipment segment. For additional information relative to guarantees, see Note 11 of the Notes to Consolidated Financial Statements.

Fiscal 2019 Outlook

The Company believes consolidated net sales will be $7.85 billion to $8.15 billion in fiscal 2019, compared to $7.71 billion in fiscal 2018. The Company expects fiscal 2019 consolidated operating income will be in the range of $640 million to $710 million, resulting in earnings per share of $6.50 to $7.25. Earnings per share assumes an average share count of 71.5 million, which reflects the full year impact of fiscal 2018 share repurchases and a target of $350 million of share repurchases spread throughout fiscal 2019. The fiscal 2019 estimates reflect the adoption of the new revenue recognition standard, which is effective for the Company on October 1, 2018. The fiscal 2019 consolidated sales expectations do not anticipate a material impact as a result of the adoption of the new revenue standard. The Company’s consolidated operating income expectations anticipates an approximate $10 million, or $0.10 per share, favorable impact from the new revenue standard as compared to the old revenue standard.

The Company believes access equipment segment sales will be between $3.6 billion and $3.9 billion in fiscal 2019, as compared to $3.8 billion in fiscal 2018. The Company’s estimates for this segment assume continued positive rental market conditions. The Company also continues to believe replacement demand will be a favorable driver for the next several years, although it is difficult to pinpoint the exact magnitude of replacement demand by year. The Company’s estimates assume a larger than normal price increase to address significant inflation that the Company is experiencing, especially from steel and freight, along with other inflationary cost increases. The wide sales estimate range assumes that the Company could lose some volume as it exercises price discipline. The Company expects operating income margins in the access equipment segment in fiscal 2019 will be in the range of 10.0% to 11.0%. The Company expects the anticipated price increase for this segment to be dilutive to operating income margins as the increase only covers anticipated cost increases and does not include any profit. In addition, the Company expects this segment to benefit from improved operational efficiencies compared to the prior year,

The Company expects defense segment sales will be approximately $2.0 billion in fiscal 2019, an increase of 9% compared to fiscal 2018. The Company expects overall strong domestic sales as JLTV volume continues to ramp-up, offset in part by lower FHTV sales and lower international sales as the most recent international M-ATV contract was completed in the first quarter of fiscal 2018. The defense segment is actively working on securing additional international contracts, but the Company does not expect any international contracts that the Company may secure to have a meaningful impact on fiscal 2019 defense segment results. The Company expects defense segment operating income margins will be in the range of 9.5% to 9.75% in fiscal 2019, reflecting the continued mix shift to JLTVs, as the Company expects this product to comprise more than 50% of new vehicle sales in the segment in fiscal 2019.

Included in the outlook for the defense segment is an estimated $35 million adverse sales impact and $5 million positive operating income impact relating to the adoption of the new revenue recognition standard. While the new standard does not change the overall expected profitability of any contract, it will impact the margin recognized by the Company throughout the life of the contract. Under the new revenue recognition standard, the accounting definition of the contract has changed, which prevents the Company from including units for which a firm delivery orders have not been received in its estimate of profitability. Therefore, option years in indefinite delivery/indefinite quantity contracts are not included in program profitability until the Company receives a delivery order. Vehicles ordered later in the contract, after startup and learning curve, are typically more profitable than those ordered under the first several years of a contract. As new delivery orders are received, the Company will update program margin assumptions to include the additional quantities and adjust life-to-date margins to reflect the new expected contract margin through a cumulative adjustment to earnings. The Company expects this change to result in increased earnings volatility on a quarterly basis as orders are received.

The Company expects that fire & emergency segment sales will be approximately $1.2 billion in fiscal 2019, an increase of approximately 12% from fiscal 2018 sales, reflecting a continuation of relatively flat to low growth in the domestic fire apparatus market along with higher airport products sales. The Company expects operating income margins in the fire & emergency segment to increase to a range of 13.25% to 13.5% in fiscal 2019 reflecting the continued progress on this segment’s simplification journey, including improved operational execution and higher pricing, offset in part by the impact of higher steel, aluminum and other input costs. Included in the outlook for the fire & emergency segment is an estimated $40 million of positive sales impact and $5 million of positive operating income impact related to the adoption of the new revenue recognition standard. The largest change from adopting the new standard relates to the timing of revenue recognition on sales where Pierce, versus the dealer, has the contract with the municipality. The Company does not expect this change to result in a meaningful impact beyond the first quarter of fiscal 2019.

The Company estimates commercial segment sales will be approximately $1.05 billion in fiscal 2019, flat with fiscal 2018 sales. The Company expects a continued strong refuse collection vehicle market in fiscal 2019, along with a concrete mixer market that remains at levels below historical averages. The Company expects operating income margins in this segment to be in the range of 7.0% to 7.25%, reflecting the continuation of the simplification journey launched early in fiscal 2018.

The Company estimates corporate expenses in fiscal 2019 will be between $145 million and $150 million, down from fiscal 2018 expenses of $162 million due to cost reduction efforts and expected lower incentive compensation. The Company estimates its effective tax rate for fiscal 2019 will be between 20% and 21%, reflecting a full year impact of U.S. tax reform.

The Company expects sales and operating income in the first quarter of fiscal 2019 to be higher than the first quarter of fiscal 2018, led by sales growth in the access equipment and fire & emergency segments. The Company expects to see the full impact of higher steel prices experienced in fiscal 2018, especially in the access equipment segment, which will have a meaningful portion of its first quarter fiscal 2019 sales that do not benefit from the surcharges. The Company expects higher margins in the access equipment segment in subsequent quarters as it will be through the backlog of orders that were not subject to the surcharge. The Company expects defense segment margins to be higher than the prior year quarter even though there were high margin international M-ATV sales in the prior year quarter, due to the expected receipt of additional JLTV orders.

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

Revenue Recognition. Through September 30, 2018, the Company recognized revenue on equipment and parts sales when contract terms were met, collectability was reasonably assured and a product was shipped or risk of ownership had been transferred to and accepted by the customer. Revenue from service agreements was recognized as earned, when services had been rendered. Appropriate provisions were made for discounts, returns and sales allowances. Sales were recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales, including estimated margins, are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 21% of the Company’s revenues for fiscal 2018 were recognized under the percentage-of-completion accounting method.

Critical Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates.

Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Percentage-of-Completion Accounting. The percentage-of-completion accounting method is used to account for long-term contracts that involve the design, development, manufacture, or modification of complex equipment to a buyer’s specification. Contracts accounted for under this method generally are long-term in nature and may involve related services. Revenue is recognized on these types of contracts based on the extent of progress toward completion of the overall contract. The determination of the method to measure progress toward completion of a contract requires judgment, which is generally dependent on the nature of the Company’s obligations under the contract. Under the units-of-delivery measure of progress, the extent of progress on a contract is measured as units are accepted by the DoD generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at the completion of the contract. Revenues, including margins, are recorded as costs are incurred.

The revenue and cost estimates used under the cost-to-cost measurement method are complex and involve significant judgment. There are numerous factors that may impact estimated sales and costs associated with a contract such as, incentive based fees, penalties, availability of materials and labor, manufacturing performance, complexity of contract requirements and length of contract term. These factors are subject to change during contract performance, which may impact contract profitability. The Company has implemented a rigorous Estimate at Completion (EAC) process that requires management to perform a detailed evaluation of contract performance on at least a quarterly basis. During this process all key inputs and factors that may impact contract performance are analyzed and the EAC is updated for any changes. Adjustments to revenue, costs and operating income resulting from this process are recorded in the period they become known. Changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $2.2 million and $6.3 million in fiscal 2018 and 2017, respectively.

Impairment of Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Such circumstances include a significant adverse change in the business climate for one of the Company’s reporting units, a material negative change in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions. The Company performs its annual review at the beginning of the fourth quarter of each fiscal year.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units’ fair value to the Company’s market capitalization and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2018. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2018. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2018.

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

At July 1, 2018, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG’s margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

Guarantees of the Indebtedness of Others. The Company enters into agreements with finance companies whereby the Company will guarantee the indebtedness of third-party end-users to whom the finance company lends to purchase the Company’s equipment. In some instances, the Company retains an obligation to the finance companies in the event the customer defaults on the financing. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 460, Guarantees, the Company recognizes the greater of the fair value of the guarantee or the contingent liability required by FASB ASC Topic 450, Contingencies. The Company is party to multiple agreements under which at September 30, 2018 it guaranteed an aggregate of $685.3 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2018 was $121.8 million.

Reserves are initially established related to these guarantees at the fair value of the guarantee based upon the Company’s understanding of the current financial position of the underlying customer/borrower and based on estimates and judgments made from information available at that time in accordance with FASB ASC Topic 460, Guarantees. If the Company becomes aware of deterioration in the financial condition of the customer/borrower or of any impairment of the customer/borrower’s ability to make payments, additional allowances are considered as required by FASB ASC Topic 450, Contingencies. Although the Company may be liable for the entire amount of a customer/borrower’s financial obligation under guarantees, its losses would generally be mitigated by the value of any underlying collateral including financed equipment, the finance company’s inability to provide clear title of foreclosed equipment to the Company, loss pools established in accordance with the agreements and other conditions. During periods of economic downturn, the value of the underlying collateral supporting these guarantees can decline sharply to further increase losses in the event of a customer/borrower’s default. Reserves for guarantees of the indebtedness of others under these contracts was $10.4 million at September 30, 2018. If the financial condition of the Company’s customer/borrower’s were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

New Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 22% of the Company’s net sales in fiscal 2018. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2018 increased 10.1% to $4.17 billion compared to $3.79 billion at September 30, 2017. Access equipment segment backlog increased 112.8% to $962.4 million at September 30, 2018 compared to $452.2 million at September 30, 2017 primarily due to improved market conditions that generated strong demand. Defense segment backlog decreased 11.0% to $1.86 billion at September 30, 2018 compared to $2.09 billion at September 30, 2017 primarily due to delivery of vehicles under the Company’s legacy FMTV and FHTV programs and the fulfillment of a large international contract for the delivery of M-ATVs. Fire & emergency segment backlog increased 5.0% to $978.1 million at September 30, 2018 compared to $931.6 million at September 30, 2017 due largely to a large order received from the U.S. Air Force for snow removal units. Commercial segment backlog increased 17.1% to $376.0 million at September 30, 2018 compared to $321.0 million at September 30, 2017. Unit backlog for concrete mixers as of September 30, 2018 was up 24.0% due to return to a more normal ordering pattern as compared to the atypical order pattern experienced in the prior year and an increase in international demand. Unit backlog for refuse collection vehicles as of September 30, 2018 was up 7.3% compared to September 30, 2017 due to improved market conditions.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 8% of the Company’s September 30, 2018 backlog is not expected to be filled in fiscal 2019.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2018, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $2.8 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$—	$—	$—	$2.8	$272.2	$—	$275.0	$275.0
Average interest rate	4.1611%	4.3791%	4.3646%	4.3110%	4.2910%	—%	4.3026%
Fixed rate ($US)	$—	$—	$—	$—	$—	$550.0	$550.0	$556.0
Average interest rate	4.9523%	4.9523%	4.9523%	4.9523%	4.9523%	4.7578%	4.8769%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Mexico, Canada, France, Australia, Romania, the United Kingdom and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 20% of overall net sales in fiscal 2018, of which approximately 80% involved exports from the U.S. The majority of export sales in fiscal 2018 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and the Mexican peso and changes between the U.S. dollar and the Chinese renminbi.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Oshkosh Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and the consolidated financial statement schedule listed in the Table of Contents at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 20, 2018

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oshkosh Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 20, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
November 20, 2018

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Fiscal Year Ended September 30,
	2018	2017	2016
Net sales	$7,705.5	$6,829.6	$6,279.2
Cost of sales	6,349.8	5,655.2	5,223.4
Gross income	1,355.7	1,174.4	1,055.8

Operating expenses:
Selling, general and administrative	663.9	665.6	612.4
Amortization of purchased intangibles	38.3	45.8	52.5
Asset impairment charge	—	—	26.9
Total operating expenses	702.2	711.4	691.8
Operating income	653.5	463.0	364.0

Other income (expense):
Interest expense	(70.9)	(59.8)	(60.4)
Interest income	15.3	4.9	2.1
Miscellaneous, net	(3.3)	3.2	1.3
Income before income taxes and earnings of unconsolidated affiliates	594.6	411.3	307.0
Provision for income taxes	123.8	127.2	92.4
Income before earnings of unconsolidated affiliates	470.8	284.1	214.6
Equity in earnings of unconsolidated affiliates	1.1	1.5	1.8
Net income	$471.9	$285.6	$216.4

Earnings per share:
Basic	$6.38	$3.82	$2.94
Diluted	6.29	3.77	2.91

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended September 30,
	2018	2017	2016
Net income	$471.9	$285.6	$216.4
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	35.3	27.7	(27.5)
Currency translation adjustments	(17.6)	22.5	(3.0)
Change in fair value of derivative instruments	0.5	(0.2)	(0.1)
Total other comprehensive income (loss), net of tax	18.2	50.0	(30.6)
Comprehensive income	$490.1	$335.6	$185.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$454.6	$447.0
Receivables, net	1,521.6	1,306.3
Inventories, net	1,227.7	1,198.4
Other current assets	66.0	88.1
Total current assets	3,269.9	3,039.8
Property, plant and equipment, net	481.1	469.9
Goodwill	1,007.9	1,013.0
Purchased intangible assets, net	469.4	507.8
Other long-term assets	65.9	68.4
Total assets	$5,294.2	$5,098.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$—	$23.0
Accounts payable	776.9	651.0
Customer advances	444.9	513.4
Payroll-related obligations	192.5	191.8
Other current liabilities	275.8	303.9
Total current liabilities	1,690.1	1,683.1
Long-term debt, less current maturities	818.0	807.9
Other long-term liabilities	272.6	300.5
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 75,101,465 and 92,101,465 shares issued, respectively)	0.7	0.9
Additional paid-in capital	814.8	802.2
Retained earnings	2,007.9	2,399.8
Accumulated other comprehensive loss	(106.8)	(125.0)
Common Stock in treasury, at cost (2,730,707 and 17,088,224 shares, respectively)	(203.1)	(770.5)
Total shareholders’ equity	2,513.5	2,307.4
Total liabilities and shareholders’ equity	$5,294.2	$5,098.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2015	$0.9	$771.5	$2,016.5	$(144.4)	$(733.4)	$1,911.1
Net income	—	—	216.4	—	—	216.4
Employee pension and postretirement benefits, net of tax of ($14.2)	—	—	—	(27.5)	—	(27.5)
Currency translation adjustments	—	—	—	(3.0)	—	(3.0)
Cash dividends ($0.76 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of Common Stock	—	—	—	—	(100.1)	(100.1)
Exercise of stock options	—	0.5	—	—	21.2	21.7
Stock-based compensation expense	—	18.7	—	—	—	18.7
Excess tax benefit from stock-based compensation	—	1.1	—	—	—	1.1
Payment of stock-based restricted and performance shares	—	(9.0)	—	—	9.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.2)	(6.2)
Other	—	(0.5)	—	(0.1)	0.8	0.2
Balance at September 30, 2016	0.9	782.3	2,177.0	(175.0)	(808.7)	1,976.5
Net income	—	—	285.6	—	—	285.6
Employee pension and postretirement benefits, net of tax of $15.2	—	—	—	27.7	—	27.7
Currency translation adjustments	—	—	—	22.5	—	22.5
Cash dividends ($0.84 per share)	—	—	(62.8)	—	—	(62.8)
Exercise of stock options	—	4.3	—	—	35.6	39.9
Stock-based compensation expense	—	22.4	—	—	—	22.4
Payment of stock-based restricted and performance shares	—	(7.0)	—	—	7.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.8)	(4.8)
Other	—	0.2	—	(0.2)	0.4	0.4
Balance at September 30, 2017	0.9	802.2	2,399.8	(125.0)	(770.5)	2,307.4
Net income	—	—	471.9	—	—	471.9
Employee pension and postretirement benefits, net of tax of $10.6	—	—	—	35.3	—	35.3
Currency translation adjustments	—	—	—	(17.6)	—	(17.6)
Cash dividends ($0.96 per share)	—	—	(71.2)	—	—	(71.2)
Repurchases of Common Stock	—	—	—	—	(249.3)	(249.3)
Exercise of stock options	—	(5.1)	—	—	21.7	16.6
Stock-based compensation expense	—	26.7	—	—	—	26.7
Payment of stock-based restricted and performance shares	—	(9.4)	—	—	9.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.7)	(7.7)
Retirement of treasury stock	(0.2)	—	(792.6)	—	792.8	—
Other	—	0.4	—	0.5	0.5	1.4
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30,
	2018	2017	2016
Operating activities:
Net income	$471.9	$285.6	$216.4
Asset impairment charge	—	—	26.9
Depreciation and amortization	120.5	130.3	128.8
Stock-based compensation expense	26.7	22.4	18.7
Deferred income taxes	(3.1)	7.8	(17.0)
Loss (gain) on sale of assets	1.1	(6.6)	(19.1)
Foreign currency transaction (gains) losses	1.4	1.6	(1.1)
Debt extinguishment	10.3	—	—
Other non-cash adjustments	2.3	0.1	0.3
Changes in operating assets and liabilities:
Receivables, net	(227.0)	(295.9)	(39.6)
Inventories, net	(38.6)	(202.3)	327.2
Other current assets	11.2	14.6	(19.0)
Accounts payable	124.3	177.2	(87.6)
Customer advances	(68.4)	41.5	31.6
Payroll-related obligations	1.7	43.5	31.2
Income taxes	26.2	(14.8)	(14.0)
Other current liabilities	(33.9)	43.7	10.8
Other long-term assets and liabilities	9.7	(2.2)	(10.6)
Total changes in operating assets and liabilities	(194.8)	(194.7)	230.0
Net cash provided by operating activities	436.3	246.5	583.9

Investing activities:
Additions to property, plant and equipment	(95.3)	(85.8)	(92.5)
Additions to equipment held for rental	(4.8)	(27.4)	(34.8)
Proceeds from sale of property, plant and equipment	5.7	0.8	0.1
Proceeds from sale of equipment held for rental	5.8	49.5	40.2
Other investing activities	(1.8)	(2.3)	(2.2)
Net cash used by investing activities	(90.4)	(65.2)	(89.2)

Financing activities:
Net decrease in short-term debt	—	—	(33.5)
Proceeds from issuance of debt (original maturities greater than three months)	639.4	5.9	323.5
Repayments of debt (original maturities greater than three months)	(653.8)	(23.0)	(373.5)
Debt issuance costs	(12.9)	—	—
Repurchases of Common Stock	(257.0)	(4.8)	(106.3)
Dividends paid	(71.2)	(62.8)	(55.9)
Proceeds from exercise of stock options	16.6	39.9	21.7
Excess tax benefit from stock-based compensation	—	—	2.0
Net cash used by financing activities	(338.9)	(44.8)	(222.0)

Effect of exchange rate changes on cash	0.6	(11.4)	6.3
Increase in cash and cash equivalents	7.6	125.1	279.0
Cash and cash equivalents at beginning of year	447.0	321.9	42.9
Cash and cash equivalents at end of year	$454.6	$447.0	$321.9

Supplemental disclosures:
Cash paid for interest	$55.7	$57.1	$54.7
Cash paid for income taxes	100.3	129.9	116.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading designers and manufacturers of a wide variety of specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal vehicle markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG) and JerrDan Corporation (JerrDan). The Company’s defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), Oshkosh Airport Products, LLC (Airport Products) and Kewaunee Fabrications, LLC (Kewaunee). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (McNeilus), Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO), London Machinery Inc. and its wholly-owned subsidiary (London), Iowa Mold Tooling Co., Inc. (IMT) and Oshkosh Commercial Products, LLC (Oshkosh Commercial).

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

Revenue Recognition — Through September 30, 2018, the Company recognized revenue on equipment and parts sales when contract terms were met, collectability was reasonably assured and a product was shipped or risk of ownership had been transferred to and accepted by the customer. Revenue from service agreements was recognized as earned, when services had been rendered. Appropriate provisions were made for discounts, returns and sales allowances. Sales were recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

Sales to the U.S. government of non-commercial products manufactured to the government’s specifications are recognized under percentage-of-completion accounting using either the units-of-delivery method or cost-to-cost method to measure contract performance. Under the units-of-delivery method, the Company records sales as units are accepted by the U.S. Department of Defense (DoD), generally based on unit sales values stated in the respective contracts. Costs of sales are based on actual costs incurred to produce the units delivered under the contract. Under the cost-to-cost method, sales and estimated margins are recognized as contract costs are incurred. The measurement method selected is generally determined based on the nature of the contract. The Company includes amounts representing contract change orders, claims or other items in sales only when they can be reliably estimated and realization is probable. Bid and proposal costs are expensed as incurred. The Company has significant experience in contracting and producing vehicles for the defense industry, which has resulted in a history of making reasonable estimates of revenues and costs when measuring progress toward contract completion. The Company charges anticipated losses on contracts or programs in progress to earnings when identified. Approximately 21%, 16% and 19% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2018, 2017 and 2016, respectively.

The Company invoices the government as the units are formally accepted. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $2.2 million, net income by $1.7 million and earnings per share by $0.02. In fiscal 2017, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased defense segment operating income by $6.3 million, net income by $3.9 million and earnings per share by $0.05. In fiscal 2016, changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues did not have a material impact on the defense segment operating income, net income and earnings per share.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the DoD), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense amounted to $99.3 million, $98.0 million and $103.1 million during fiscal 2018, 2017 and 2016, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $21.1 million, $23.0 million and $21.6 million in fiscal 2018, 2017 and 2016, respectively.

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument, net of estimated forfeitures. See Note 15 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans.

Debt Financing Costs — Debt issuance costs on term debt are amortized using the interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related lines of credit. Amortization expense was $5.6 million (including $3.2 million of amortization related to early debt retirement), $3.0 million and $3.0 million in fiscal 2018, 2017 and 2016, respectively.

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2018 and 2017. See Notes 9, 14 and 17 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2018 consisted principally of bank deposits and money market instruments.

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 82% of the Company’s inventories at both September 30, 2018 and 2017. For the remaining inventories, cost has been determined using the first-in, first-out (FIFO) method.

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

Customer Advances — Customer advances include amounts received in advance of the completion of fire & emergency and commercial vehicles. Most of these advances bear interest at fixed rates that approximate the prime rate at the time of the advance. Advances also include any performance-based payments received from the DoD in excess of the value of related inventory.

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company’s pension liability, other post-employment benefit liability, tax liability, accrued warranty and accrued product liability that are not expected to be settled in the subsequent twelve month period.

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded a net foreign currency transaction loss of $3.8 million in fiscal 2018, a net foreign currency transaction gain of $0.2 million in fiscal 2017 and a net foreign currency transaction loss of $1.2 million in fiscal 2016.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications — Certain reclassifications have been made to the fiscal 2017 and 2016 financial statements to conform with the fiscal 2018 presentation. “Derivative instruments,” which was previously reported as a separate line item within the Consolidated Statements of Shareholders’ Equity, is now reported in “Other.” “Payment of stock-based restricted shares,” which was previously included in “Other” in the Consolidated Statements of Shareholders’ Equity, is now reported in “Payment of stock-based restricted and performance shares.” “Proceeds from sale of property, plant and equipment,” which was previously included in “Other investing activities” in the Consolidated Statements of Cash Flows, is now reported as a separate line item.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the FASB has since issued several amendments to this standard, which clarifies the principles for recognizing revenue. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures. The Company will adopt the standard as of October 1, 2018. The Company has elected to adopt the new revenue recognition standard following the modified retrospective approach, as permitted by the standard. This approach will result in an adjustment to retained earnings for the cumulative effect of initially applying the new standard on its adoption date.

The Company expects to record a pre-tax reduction of retained earnings of approximately $80 million upon the initial adoption of the new revenue recognition standard, which represents the cumulative impact as of the date of adoption. Primary differences between the new and existing revenue standard include changing from a point-in-time method to an over time method for certain defense and commercial segment contracts, changes to how a contract is defined, the recognition of implied performance obligations and the deferral of margin on service-type warranties. The adoption of the new revenue recognition standard will also impact the Company’s processes and controls around revenue recognition.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within the scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 on October 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and the FASB has since issued amendments to this standard, which requires lessees to reflect most leases on their balance sheet as lease liabilities with a corresponding right-of-use asset, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 and related amendments to the standard as of October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on the Company’s consolidated financial statements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectibility of the related financial asset. The Company will be required to adopt ASU 2016-13 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party as required under current U.S. GAAP. The standard does not apply to intra-entity transfers of inventory, which will continue to follow current U.S. GAAP. The Company will adopt ASU 2016-16 as of October 1, 2018 and expects to record an increase to retained earnings of approximately $45 million upon adoption under the modified retrospective approach, primarily related to intra-entity transfers of intellectual property.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-04 on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for capitalization, when applicable. The Company will adopt ASU 2017-07 as of October 1, 2018 following the retrospective approach required by the standard. Adoption is expected to result in the reclassification of approximately $3 million of non-service costs from operating income to other income (expense).

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The standard more closely aligns hedge accounting with risk management strategies, simplifies the application of hedge accounting, and increases transparency as to the scope and results of hedging programs. The standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, thereby eliminating the resulting stranded tax effect. The Company will be required to adopt ASU 2018-02 as of October 1, 2019. Early adoption is permitted. The Company plans to early adopt ASU 2018-02 as of October 1, 2018 and expects to record an increase to retained earnings of approximately $9 million upon adoption to eliminate the tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2018	2017
U.S. government:
Amounts billed	$156.3	$137.8
Cost and profits not billed	235.4	137.9
	391.7	275.7
Other trade receivables	1,089.4	985.4
Finance receivables	11.7	5.8
Notes receivable	1.4	34.2
Other receivables	48.6	46.3
	1,542.8	1,347.4
Less allowance for doubtful accounts	(9.9)	(18.3)
	$1,532.9	$1,329.1

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2018	2017
Current receivables	$1,521.6	$1,306.3
Long-term receivables	11.3	22.8
	$1,532.9	$1,329.1

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivable
	2018	2017	2018	2017
Receivables on nonaccrual status	$10.2	$3.7	$—	$21.3
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	1.5	2.1	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	10.2	3.7	1.4	34.2
Allowance for doubtful accounts	(2.8)	(1.5)	—	(10.0)

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. As of September 30, 2018, approximately 82% of the Company’s outstanding finance receivables balance was due from three parties. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a continuous basis and reflects any resulting reductions in value in current earnings.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of September 30, 2018, approximately 98% of the notes receivable balance outstanding was due from one party. The Company continually evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Notes receivable are written down if management determines that the specific borrower does not have the ability to repay the loan in full. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

During the second quarter of fiscal 2018, the Company received $19.6 million from a customer that had previously been accounted for under the cost recovery method of accounting and on non-accrual status. The payment resulted in the recognition of $11.5 million of margin, the reversal of $2.4 million of bad debt expense and the recognition of $6.6 million of interest income for the fiscal year ended September 30, 2018.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time-frames in which no payments are required. Losses on troubled debt restructurings were not significant during fiscal 2018, 2017 or 2016, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Fiscal Year Ended September 30, 2018
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$1.5	$10.0	$6.8	$18.3
Provision for doubtful accounts, net of recoveries	1.3	(8.2)	0.9	(6.0)
Charge-off of accounts	—	(1.7)	(0.5)	(2.2)
Foreign currency translation	—	(0.1)	(0.1)	(0.2)
Allowance for doubtful accounts at end of year	$2.8	$—	$7.1	$9.9

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30, 2017
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$1.0	$13.0	$7.2	$21.2
Provision for doubtful accounts, net of recoveries	1.4	(1.3)	0.7	0.8
Charge-off of accounts	(0.9)	(2.2)	(1.1)	(4.2)
Foreign currency translation	—	0.5	—	0.5
Allowance for doubtful accounts at end of year	$1.5	$10.0	$6.8	$18.3

4.    Inventories

Inventories consisted of the following (in millions):

	September 30,
	2018	2017
Raw materials	$639.2	$578.1
Partially finished products	354.3	336.6
Finished products	330.2	398.1
Inventories at FIFO cost	1,323.7	1,312.8
Less: Progress/performance-based payments on U.S. government contracts	—	(31.6)
Excess of FIFO cost over LIFO cost	(96.0)	(82.8)
	$1,227.7	$1,198.4

Title to all inventories related to U.S. government contracts, which provide for progress or performance-based payments, vests with the U.S. government to the extent of unliquidated progress or performance-based payments.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30,
	2018	2017
Land and land improvements	$54.2	$58.5
Buildings	297.6	298.5
Machinery and equipment	673.0	652.2
Software and related costs	164.4	149.6
Equipment on operating lease to others	22.1	30.0
Construction in progress	11.4	—
	1,222.7	1,188.8
Less accumulated depreciation	(741.6)	(718.9)
	$481.1	$469.9

Depreciation expense was $79.8 million, $81.5 million and $73.3 million in fiscal 2018, 2017 and 2016, respectively. The Company recognized a long-lived asset impairment charge of $26.9 million during fiscal 2016. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at September 30, 2018 and 2017 was $17.2 million and $21.6 million, respectively.

6.    Goodwill and Purchased Intangible Assets

As of July 1, 2018, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). The Company performed the valuation analysis with the assistance of a third-party valuation adviser. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2018, the Company used a weighted-average cost of capital, depending on the reporting unit, of 10.5% to 13.5% (9.0% to 10.5% at July 1, 2017) and a terminal growth rate of 3.0% (3.0% at July 1, 2017). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2018, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the access equipment segment. The impairment model assumes that the U.S. economy and construction spending will continue to improve over time. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG’s margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill or indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents changes in goodwill during fiscal 2018 and 2017 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2016	$876.6	$106.1	$20.8	$1,003.5
Foreign currency translation	9.3	—	0.2	9.5
Net goodwill at September 30, 2017	885.9	106.1	21.0	1,013.0
Foreign currency translation	(5.0)	—	(0.1)	(5.1)
Net goodwill at September 30, 2018	$880.9	$106.1	$20.9	$1,007.9

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2018			September 30, 2017
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,813.0	$(932.1)	$880.9	$1,818.0	$(932.1)	$885.9
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.9	(175.9)	21.0
	$2,117.9	$(1,110.0)	$1,007.9	$2,123.0	$(1,110.0)	$1,013.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2018
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.9)	$24.5
Technology-related	11.9	104.7	(101.8)	2.9
Customer relationships	12.8	555.0	(502.3)	52.7
Other	16.2	16.4	(14.8)	1.6
	14.7	731.5	(649.8)	81.7
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(649.8)	$469.4

	September 30, 2017
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(29.5)	$25.9
Technology-related	11.9	104.7	(99.7)	5.0
Customer relationships	12.8	555.0	(467.6)	87.4
Other	16.3	16.4	(14.7)	1.7
	14.4	731.5	(611.5)	120.0
Non-amortizable trade names		387.8	—	387.8
		$1,119.3	$(611.5)	$507.8

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $23.8 million at September 30, 2018). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2018 are as follows: 2019 - $36.9 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million and 2023 - $3.5 million.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2018	2017
Rabbi trust, less current portion	$20.9	$20.6
Customer finance receivables	7.6	1.7
Customer notes receivable	0.1	25.7
Deferred income taxes, net	9.7	4.2
Investments in unconsolidated affiliates	12.9	15.5
Other	16.4	9.3
	67.6	77.0
Less allowance for doubtful receivables	(1.7)	(8.6)
	$65.9	$68.4

The rabbi trust (the “Trust”) holds investments to fund certain of the Company’s obligations under its nonqualified supplemental executive retirement plan (SERP). Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company’s creditors.

8.    Leases

Certain administrative and production facilities and equipment are leased under long-term agreements. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term. Leases generally require the Company to pay for insurance, taxes and maintenance of the property. Leased capital assets included in net property, plant and equipment were immaterial at September 30, 2018 and 2017.

Other facilities and equipment are leased under arrangements that are accounted for as noncancelable operating leases. Total rental expense for property, plant and equipment under noncancelable operating leases was $47.1 million, $48.0 million and $45.0 million in fiscal 2018, 2017 and 2016, respectively.

Future minimum lease payments due under operating leases at September 30, 2018 were as follows: 2019 - $23.6 million; 2020 - $18.3 million; 2021 - $14.5 million; 2022 - $7.6 million; 2023 - $4.6 million; and thereafter - $2.8 million.

9.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.8)	$274.2
5.375% Senior notes due March 2025	250.0	(2.4)	247.6
4.600% Senior notes due May 2028	300.0	(3.8)	296.2
	$825.0	$(7.0)	$818.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017
	Principal	Debt Issuance Costs	Debt, Net
Senior Secured Term Loan	$335.0	$(0.8)	$334.2
5.375% Senior notes due March 2022	250.0	(3.5)	246.5
5.375% Senior notes due March 2025	250.0	(2.8)	247.2
	$835.0	$(7.1)	827.9
Less current maturities			(20.0)
			$807.9

Other short-term debt			$3.0
Current maturities of long-term debt			20.0
			$23.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. During the third quarter of fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. The Company recognized $0.6 million of debt extinguishment expense in fiscal 2018 as a result of the amendment, including acceleration of $0.2 million of debt issuance costs previously capitalized and $0.4 million of third-party fees. In addition, $2.9 million of new debt issuance costs were capitalized and are being amortized over the term of the Credit Agreement.

At September 30, 2018, outstanding letters of credit of $85.5 million reduced the available capacity under the Revolving Credit Facility to $764.5 million.

Effective April  3, 2018, to transition from the secured facilities under the previous credit agreement to unsecured facilities under the Credit Agreement, (i) the guaranties made pursuant to the previous credit agreement and the related loan documents were terminated (other than the Company’s guaranty under the previous credit agreement of certain obligations of its subsidiaries, which guaranty was superseded and replaced by a similar guaranty made by the Company under the Credit Agreement), and (ii) the collateral documents executed by the Company and/or its subsidiaries in connection with the previous credit agreement and the related loan documents and the liens created under such collateral documents were terminated, released and discharged.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2018, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2018 was 3.49%.

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

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains the following financial covenants:

•
Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA) as of the last day of any fiscal quarter of 3.75 to 1.00.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2018.

In February 2014, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2022 (the “2022 Senior Notes”). In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). On May 17, 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”) at a $1.0 million discount. The Company used the net proceeds from the sale of the 2028 Senior Notes to redeem all of the outstanding 2022 Senior Notes at a price of 102.688% and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. The Company recognized $9.7 million of debt extinguishment expense, included in “Interest expense,” associated with the 2028 Senior Notes transaction in fiscal 2018, comprised of unamortized debt issuance costs of $3.0 million and the call premium on the 2022 Senior Notes of $6.7 million. In addition, $2.9 million of debt issuance costs were capitalized and are being amortized over the term of the 2028 Senior Notes. The 2025 Senior Notes and the 2028 Senior Notes were issued pursuant to separate indentures (the “Indentures”) between the Company and a trustee. The Indentures contain customary affirmative and negative covenants. The Company has the option to redeem the 2025 Senior Notes for a premium after March 1, 2020. The Company has the option to redeem the 2028 Senior Notes at any time for a premium.

On April 3, 2018, the Company also entered into a First Supplemental Indenture relating to the 2025 Senior Notes, which amended and supplemented the 2025 Senior Notes indenture to release and discharge all note guaranties made by subsidiaries of the Company pursuant thereto as a result of the termination of all guaranties of the subsidiaries of the Company made pursuant to the Credit Agreement and the related loan documents.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2018, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $257 million ($264 million at September 30, 2017) and $299 million, respectively. The fair value of the Term Loan approximated book value at both September 30, 2018 and 2017. See Note 14 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded were $57.0 million, $60.4 million and $46.8 million in fiscal 2018, 2017 and 2016, respectively.

The Company offers a variety of extended warranty programs. The premiums received for an extended warranty are generally deferred until the expiration of the standard warranty period. The unearned premium is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Unamortized extended warranty premiums totaled $30.8 million at both September 30, 2018 and 2017.

Changes in the Company’s warranty liability and unearned extended warranty premiums were as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017
Balance at beginning of year	$98.8	$89.6
Warranty provisions	56.6	57.4
Settlements made	(49.8)	(51.8)
Changes in liability for pre-existing warranties, net	2.4	2.5
Premiums received	12.7	12.4
Amortization of premiums received	(14.2)	(12.0)
Foreign currency translation	(0.5)	0.7
Balance at end of year	$106.0	$98.8

Provisions for estimated warranty and other related costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. At times, warranty issues arise that are beyond the scope of the Company’s historical experience. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters in excess of amounts accrued; however, the Company does not expect that any such amounts, while not determinable, would have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

11.    Guarantee Arrangements

The Company is party to multiple agreements whereby at September 30, 2018 and 2017 it guaranteed an aggregate of $685.3 million and $568.2 million, respectively, in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2018 and 2017 was $121.8 million and $101.9 million, respectively. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then additional accruals may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017
Balance at beginning of year	$9.1	$8.4
Provision for new credit guarantees	5.1	3.2
Changes for pre-existing guarantees, net	(0.9)	0.5
Amortization of previous guarantees	(2.7)	(3.1)
Foreign currency translation	(0.2)	0.1
Balance at end of year	$10.4	$9.1

12.    Shareholders’ Equity

On August 31, 2015 the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198. As of September 30, 2018, the Company repurchased 6,059,664 shares under this authorization, leaving 4,239,534 shares of Common Stock remaining under this repurchase authorization as of September 30, 2018. The Company repurchased 3.3 million shares at a cost of $249.3 million during fiscal 2018. The Company did not repurchase any shares under this authorization during fiscal 2017. Including shares repurchased under prior authorizations, the Company repurchased 2.5 million shares at a cost of $100.1 million during fiscal 2016. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 9 of the Notes to Consolidated Financial Statements for information regarding these restrictions. The Company retired 17.0 million shares of treasury stock during fiscal 2018.

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

At September 30, 2018, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $16.4 million. Net gains or losses related to these contracts are recorded within the same line item in the Consolidated Statements of Income impacted by the hedged item. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is under twelve months.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into forward foreign currency exchange contracts to create an economic hedge to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings within “Miscellaneous, net” in the Consolidated Statements of Income. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2018, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $69.6 million in notional amounts covering a variety of foreign currency exposures.

The Company entered into interest rate contracts to create an economic hedge to manage changes in interest rates on an executory sales contract that exposes the Company to interest rate risk based on changes in market interest rates. These contracts matured in the first quarter of fiscal 2018. The Company did not designate these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives was recorded each period in current earnings within “Miscellaneous, net” in the Consolidated Statements of Income. The fair value of the interest rate related derivatives was included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” There were no outstanding interest rate contracts at September 30, 2018.

The fair values of all open derivative instruments were as follows (in millions):

	September 30, 2018		September 30, 2017
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$0.4	$—	$—	$0.4

Not designated as hedging instruments:
Foreign exchange contracts	0.4	0.2	0.5	0.8
Interest rate contracts	—	—	0.3	0.7
	$0.8	$0.2	$0.8	$1.9

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of Gains (Losses)	Fiscal Year Ended September 30,
		2018	2017	2016
Cash flow hedges:
Foreign exchange contracts	Net sales	$—	$(0.1)	$—
Foreign exchange contracts	Cost of sales	(0.5)	(0.1)	—
Foreign exchange contracts	Miscellaneous, net	—	(0.1)	(0.2)

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	(2.4)	3.5	(7.6)
Interest rate contracts	Miscellaneous, net	(0.7)	0.2	(0.2)
		$(3.6)	$3.4	$(8.0)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during fiscal 2018 or 2017.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
SERP plan assets (a)	$22.1	$—	$—	$22.1
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.2	$—	$0.2

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
SERP plan assets (a)	$21.7	$—	$—	$21.7
Foreign currency exchange derivatives (b)	—	0.5	—	0.5
Interest rate contracts (c)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$1.2	$—	$1.2
Interest rate contracts (c)	—	0.7	—	0.7
_________________________

(a)
Represents investments in a rabbi trust for the Company’s non-qualified SERP. The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Consolidated Statements of Income.

(b)	Based on observable market transactions of forward currency prices.

(c)	Based on observable market transactions of interest rate swap prices.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At September 30, 2018, the Company had reserved 7,919,214 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

Under the 2017 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights (SAR), performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (RSU) or other stock-based awards. The 2017 Stock Plan provides for the granting of options to purchase shares of the Company’s Common Stock at not less than the fair market value of such shares on the date of grant. Stock options granted under the 2017 Stock Plan generally become exercisable in equal installments over a three-year period, beginning with the first anniversary of the date of grant of the option, unless a shorter or longer duration is established by the Human Resources Committee of the Board of Directors at the time of the option grant. Stock options terminate not more than ten years from the date of grant. The exercise price of stock options and the market value of restricted stock unit awards are determined based on the closing market price of the Company’s Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable.

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2018 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,915,157	$57.03	6,004,057
Equity compensation plans not approved by security holders	—	—	—
	1,915,157	$57.03	6,004,057

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense (income) was as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Stock options	$6.6	$7.5	$6.7
Stock awards (shares and units)	13.7	11.6	9.7
Performance share awards	6.4	3.3	2.3
Cash-settled stock appreciation rights	(0.2)	3.3	3.4
Cash-settled restricted stock unit awards	0.4	0.5	0.9
Total stock-based compensation cost	26.9	26.2	23.0
Income tax benefit recognized for stock-based compensation	(5.8)	(9.6)	(8.4)
	$21.1	$16.6	$14.6

Stock Options — A summary of the Company’s stock option activity is as follows:

	Fiscal Year Ended September 30,
	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1,531,691	$45.14	2,104,929	$39.55	2,369,872	$36.57
Granted	261,900	86.59	393,975	66.89	567,550	41.52
Forfeited	(43,270)	66.49	(11,145)	52.54	(70,177)	44.31
Expired	(1)	41.52	—	—	(43,392)	49.19
Exercised	(481,336)	34.41	(956,068)	41.70	(718,924)	30.25
Outstanding, end of year	1,268,984	57.03	1,531,691	45.14	2,104,929	39.55
Exercisable, end of year	650,143	45.92	819,906	36.47	1,473,761	38.28

Stock options outstanding and exercisable as of September 30, 2018 were as follows (in millions, except share and per share amounts):

			Outstanding				Exercisable
Exercise Prices			Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$7.95	-	$28.96	93,784	0.9	$28.38	$4.0	93,784	0.9	$28.38	$4.0
$40.67	-	$50.27	596,394	3.5	43.77	16.4	450,937	3.3	44.50	12.1
$66.89	-	$86.59	578,806	6.9	75.34	1.4	105,422	5.3	67.61	0.4
			1,268,984	4.8	57.03	$21.8	650,143	3.3	45.92	$16.5

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2018, 2017 and 2016 was $23.2 million, $24.0 million and $12.6 million, respectively. The actual income tax benefit realized totaled $6.3 million, $8.8 million and $4.6 million for those same periods.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, total unrecognized compensation cost related to outstanding stock options was $2.6 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2018	2017	2016
Assumptions:
Expected term (in years)	5.4	5.1	5.1
Expected volatility	34.50%	37.30%	40.40%
Risk-free interest rate	2.09%	1.79%	1.73%
Expected dividend yield	1.15%	1.52%	1.65%

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date. The weighted-average per share grant date fair values for stock option grants during fiscal 2018, 2017 and 2016 were $26.84, $20.43 and $13.44, respectively.

Stock Awards — A summary of the Company’s stock award activity is as follows:

	Fiscal Year Ended September 30,
	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	352,159	$55.22	313,806	$42.93	273,992	$46.84
Granted	163,225	86.07	214,325	66.84	323,800	40.33
Forfeited	(26,915)	65.66	(16,381)	51.67	(53,928)	45.71
Vested	(155,996)	56.02	(159,591)	47.01	(230,058)	43.28
Nonvested, end of year	332,473	69.15	352,159	55.22	313,806	42.93

The total fair value of shares vested during fiscal 2018, 2017 and 2016 was $13.2 million, $11.2 million and $10.7 million, respectively. The actual income tax benefit realized totaled $3.0 million, $4.1 million and $3.9 million for those same periods.

As of September 30, 2018, total unrecognized compensation cost related to stock awards was $6.7 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 1.9 years.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows:

	Fiscal Year Ended September 30,
	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	116,600	$60.71	103,550	$49.83	129,475	$54.94
Granted	57,625	97.79	49,800	79.01	78,175	47.07
Forfeited	(13,977)	71.75	—	—	(31,326)	52.90
Performance adjustments	57,914	47.50	36,750	54.84	(27,874)	54.71
Vested	(119,787)	47.55	(73,500)	54.84	(44,900)	54.59
Nonvested, end of year	98,375	89.11	116,600	60.71	103,550	49.83

Performance share awards generally vest over a three-year service period following the grant date. Performance shares vest under two separate measurement criteria. The first type vest only if the Company’s total shareholder return (TSR) over the three year term of the awards compares favorably to that of a comparator group of companies. The second type vest only if the Company’s return on invested capital (ROIC) over the vesting period compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting in the fiscal years ending September 30, 2018, 2017 and 2016 were 200%, 200% and 80% of target levels, respectively. Awards based on ROIC were not granted until fiscal 2016; therefore, September 2018 was the first time this type of award vested. Actual payout for the ROIC performance share award vesting in the fiscal year ended September 30, 2018 was 191% of target level. In October 2018, 118,286 shares of Common Stock were issued from treasury for unpaid performance shares that vested in fiscal 2018.

The total fair value of performance shares vested during fiscal 2018, 2017 and 2016 was $7.6 million, $6.5 million and $2.4 million, respectively. The actual income tax benefit realized totaled $2.1 million, $2.4 million and $0.9 million for the same periods.

As of September 30, 2018, the Company had $7.2 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.9 years.

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Total Shareholder Return Performance Shares Granted During	2018	2017	2016
Assumptions:
Expected term (in years)	2.86	2.86	2.88
Expected volatility	32.27%	34.09%	33.28%
Risk-free interest rate	1.84%	1.32%	1.20%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during fiscal 2018, 2017 and 2016 was $112.30, $96.47 and $54.33 per award, respectively.

ROIC performance shares are granted as target awards. The grant date fair value of the awards is determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. A payout factor has been established ranging from zero to 200% of the target award based on the Company’s actual performance compared to performance of a peer group over the vesting period. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Settled Stock Appreciation Rights — In fiscal 2018, 2017 and 2016, the Company granted employees 11,650, 11,750 and 27,900 cash-settled SARs, respectively. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. The total value of SARs exercised during fiscal 2018, 2017 and 2016 was $3.8 million, $2.9 million and $1.2 million, respectively.

As of September 30, 2018, the Company had $0.1 million of unrecognized compensation expense related to SAR awards, which will be recognized over a weighted-average period of 1.2 years.

Cash-Settled Restricted Stock Units — In fiscal 2018, 2017 and 2016 the Company granted employees 8,125, 7,125 and 13,700 cash-settled RSUs, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2018, 2017 and 2016 was $0.4 million, $0.5 million and $0.6 million, respectively.

As of September 30, 2018, the Company had $0.5 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted-average period of 1.4 years.

16.    Restructuring and Other Charges

In September 2016, the Company committed to transition its access equipment aftermarket parts warehousing to a third party logistics company. This initiative was undertaken to improve customer service levels, increase operational efficiency and allow the Company to reallocate resources to invest in future growth. The Company expected to incur cash charges related to severance costs and other employment-related benefits of approximately $3.0 million related to this decision, of which $0.2 million, $1.9 million and $0.9 million was incurred in fiscal 2018, 2017, and 2016, respectively. The Company has substantially completed this program and does not anticipate significant future costs related to this action. With the Company’s announced intent to outsource its aftermarket parts distribution to a third party, the Company abandoned an information system which was developed to support aftermarket parts distribution and recognized a pre-tax impairment charge of $26.9 million in the fourth quarter of fiscal 2016.

In January 2017, the access equipment segment announced plans to close its manufacturing plant and pre-delivery inspection facilities in Belgium, streamline telehandler product offerings to a reduced range in Europe, transfer the remaining European telehandler manufacturing to the Company’s facility in Romania and reduce its engineering staff supporting European telehandlers, including the closure of a UK-based engineering facility. The plans also included the move of North American telehandler production from Ohio to facilities in Pennsylvania. The Company recognized restructuring costs under this program of $4.5 million and $33.9 million in fiscal 2018 and 2017, respectively. The Company has substantially completed this program and does not anticipate significant future costs related to this action.

In December 2017, the commercial segment announced it was undertaking certain restructuring actions to realign a portion of the business under three product platforms. The Company recognized an expense of $3.8 million during fiscal 2018 related to these actions. The Company has substantially completed this program and does not anticipate significant future costs related to this action. The commercial segment exited an additional facility in September 2018. The Company recognized an expense of $1.6 million during fiscal 2018 related to this action. The Company has substantially completed this program and does not anticipate significant future costs related to this action.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax restructuring charges were as follows (in millions):

	September 30, 2018
	Cost of Sales	Operating Expenses	Total
Access equipment	$4.7	$—	$4.7
Commercial	1.9	3.5	5.4
Total	$6.6	$3.5	$10.1

	September 30, 2017
	Cost of Sales	Operating Expenses	Total
Access equipment	$35.8	$—	$35.8

	September 30, 2016
	Cost of Sales	Operating Expenses	Total
Access equipment	$0.9	$26.9	$27.8

Changes in the Company’s restructuring reserves for fiscal 2018, 2017 and 2016 were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2015	$—	$—	$—	$—
Restructuring provision	0.9	26.9	—	27.8
Utilized - noncash	—	(26.9)	—	(26.9)
Balance at September 30, 2016	0.9	—	—	0.9
Restructuring provision	27.3	4.3	4.2	35.8
Utilized - cash	(9.7)	—	(3.3)	(13.0)
Utilized - noncash	—	(4.3)	—	(4.3)
Foreign currency translation	1.3	—	0.1	1.4
Balance at September 30, 2017	19.8	—	1.0	20.8
Restructuring provision	3.5	0.4	6.2	10.1
Utilized - cash	(21.3)	—	(5.8)	(27.1)
Utilized - noncash	—	(0.4)	—	(0.4)
Foreign currency translation	0.1	—	—	0.1
Balance at September 30, 2018	$2.1	$—	$1.4	$3.5

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

Determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. The Company uses the services of independent actuaries to assist with these calculations. The Company determines the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The Company’s long-term rate of return on assets is based on consideration of historical and forward-looking returns and the current asset allocation strategy.

Supplemental Executive Retirement Plans — The Company maintains defined benefit and defined contribution SERPs for certain executive officers of Oshkosh and its subsidiaries. In fiscal 2013, the Oshkosh defined benefit SERP was amended to freeze benefits under the plan and certain executive officers became eligible for the new Oshkosh defined contribution SERP. At the same time, the Company established the Trust to fund obligations under the Oshkosh SERPs. As of September 30, 2018, the Trust held assets of $22.1 million. The Trust assets are subject to claims of the Company’s creditors. The Trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognized $2.0 million, $2.0 million and $1.8 million of expense under the Oshkosh defined contribution SERP in fiscal 2018, 2017 and 2016, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans for Oshkosh Defense, JLG, Pierce and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of and for the fiscal years ended September 30, 2018 and 2017, were as follows (in millions):

			Postretirement
	Pension Benefits		Health and Other
	2018	2017	2018	2017

Accumulated benefit obligation at September 30	$452.6	$468.9	$46.6	$50.0

Change in projected benefit obligation
Benefit obligation at October 1	$473.7	$482.3	$50.0	$47.2
Service cost	10.5	10.7	3.7	2.5
Interest cost	17.9	17.8	1.8	1.6
Actuarial loss (gain)	(32.3)	(12.1)	(6.5)	0.5
Participant contributions	0.1	0.2	—	—
Plan amendments	—	—	(0.6)	—
Curtailments	—	0.5	—	—
Benefits paid	(13.4)	(26.6)	(1.8)	(1.8)
Currency translation adjustments	(0.7)	0.9	—	—
Benefit obligation at September 30	$455.8	$473.7	$46.6	$50.0

Change in plan assets
Fair value of plan assets at October 1	$367.8	$334.0	$—	$—
Actual return on plan assets	25.0	43.5	—	—
Company contributions	8.8	17.7	1.8	1.8
Participant contributions	0.1	0.2	—	—
Expenses paid	(3.2)	(1.9)	—	—
Benefits paid	(13.4)	(26.6)	(1.8)	(1.8)
Currency translation adjustments	(0.9)	0.9	—	—
Fair value of plan assets at September 30	$384.2	$367.8	$—	$—
Funded status of plan - underfunded at September 30	$(71.6)	$(105.9)	$(46.6)	$(50.0)

Recognized in consolidated balance sheet at September 30
Prepaid benefit (long-term asset)	$4.3	$—	$—	$—
Accrued benefit liability (current liability)	(1.9)	(1.9)	(1.2)	(1.1)
Accrued benefit liability (long-term liability)	(74.0)	(104.0)	(45.4)	(48.9)
	$(71.6)	$(105.9)	$(46.6)	$(50.0)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(12.6)	$(41.7)	$0.4	$(4.6)
Prior service (cost) benefit	(6.5)	(7.9)	7.8	8.0
	$(19.1)	$(49.6)	$8.2	$3.4

Weighted-average assumptions as of September 30
Discount rate	4.18%	3.85%	4.20%	3.71%
Expected return on plan assets	5.50%	5.93%	n/a	n/a

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30,
	2018	2017
Projected benefit obligation	$430.3	$473.7
Accumulated benefit obligation	425.5	468.9
Fair value of plan assets	354.4	367.8

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):

				Postretirement
	Pension Benefits			Health and Other
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$10.5	$10.7	$8.8	$3.7	$2.5	$2.0
Interest cost	17.9	17.8	18.3	1.8	1.6	1.5
Expected return on plan assets	(21.4)	(17.9)	(17.4)	—	—	—
Amortization of prior service cost (benefit)	1.8	1.8	1.8	(0.9)	(0.9)	(0.9)
Curtailment/settlement	—	0.5	—	—	—	—
Amortization of net actuarial loss (gain)	1.9	4.5	2.3	0.1	0.2	(0.1)
Expenses paid	3.2	1.9	2.2	—	—	—
Net periodic benefit cost	$13.9	$19.3	$16.0	$4.7	$3.4	$2.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(35.9)	$(37.8)	$36.6	$(6.5)	$0.5	$8.3
Prior service cost (benefit)	—	—	1.1	(0.6)	—	—
Amortization of prior service benefit (cost)	(1.8)	(1.8)	(1.8)	0.9	0.9	0.9
Amortization of net actuarial (loss) gain	(1.9)	(4.5)	(2.3)	(0.1)	(0.2)	0.1
	$(39.6)	$(44.1)	$33.6	$(6.3)	$1.2	$9.3

Weighted-average assumptions
Discount rate	3.85%	3.70%	4.45%	3.71%	3.47%	4.08%
Expected return on plan assets	5.93%	5.78%	6.03%	n/a	n/a	n/a

Amounts expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2019 included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet at September 30, 2018 are prior service costs of $1.7 million ($1.3 million net of tax) and unrecognized net actuarial losses of $0.6 million ($0.4 million net of tax).

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 6.7% in fiscal 2018, declining to 5.0% in fiscal 2025. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2018 would increase by $11.5 million and the net periodic postretirement benefit cost for fiscal 2019 would increase by $1.7 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2018 by $8.1 million and the net periodic postretirement benefit cost for fiscal 2019 would decrease by $1.1 million.

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

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, 2018 by asset category, were as follows:

	Target %	Actual
Asset Category
Fixed income	40% - 50%	44%
Large-cap equity	20% - 30%	26%
Mid-cap equity	5% - 15%	11%
Small-cap equity	5% - 10%	9%
Global equity	5% - 10%	7%
Other	0% - 10%	3%
		100%

The Company’s pension plan investment strategy is based on an expectation that, over time, equity securities will provide higher returns than debt securities. The plans primarily minimize the risk of larger losses under this strategy through diversification of investments by asset class, by investing in different styles of investment management within the classes and using a number of different investment managers. Beginning in fiscal 2016, the Company began to implement a dynamic liability driven investment strategy for those pension plans with frozen benefits. The objective of this strategy is to more closely align the pension plan assets with its pension plan liabilities in terms of how both respond to changes in interest rates. Plan assets will be allocated to two investment categories, including a category containing high quality fixed income securities and another category comprised of traditional securities and alternative asset classes. Assets are managed externally according to guidelines approved by the Company. Over time, the Company intends to reduce assets allocated to the return seeking category and correspondingly increase assets allocated to the high quality fixed income category to align assets more closely with the pension plan obligations.

The plans’ expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plans’ investments. These expectations are based on the plans’ historical returns and expected returns for the asset classes in which the plans are invested.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Common stocks
U.S. companies (a)	$77.0	$6.6	$—	$83.6
International companies (b)	—	13.1	—	13.1
Mutual funds (a)	76.6	—	—	76.6
Government and agency bonds (c)	—	6.1	—	6.1
Corporate bonds and notes (d)	—	6.9	—	6.9
Money market funds (e)	7.9	—	—	7.9
	$161.5	$32.7	$—	194.2
Investments measured at net asset value (NAV) (f)				190.0
				$384.2

September 30, 2017
Common stocks
U.S. companies (a)	$70.8	$5.7	$—	$76.5
International companies (b)	—	11.4	—	11.4
Mutual funds (a)	71.3	—	—	71.3
Government and agency bonds (c)	—	5.4	—	5.4
Corporate bonds and notes (d)	—	4.5	—	4.5
Money market funds (e)	9.1	—	—	9.1
	$151.2	$27.0	$—	178.2
Investments measured at net asset value (NAV) (f)				189.6
				$367.8
_________________________

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.

(b)	Valuation model looks at underlying security “best” price, exchange rate for underlying security’s currency against the U.S. dollar and ratio of underlying security to American depository receipt.

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

(f)
These investments consist of privately placed funds that are valued based on NAV. NAV of the funds is based on the fair value of each funds underlying investments. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that calculate fair value based on NAV per share practical expedient as of September 30, 2018 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period (1)
Common collective trust	$190.0	$—	N/A	15 days
_________________________

(1)	Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that calculate fair value based on NAV per share practical expedient as of September 30, 2017 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period (1)
Common collective trust	$189.6	$—	N/A	15 days
_________________________

(1)	Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to make contributions of approximately $10.0 million to its pension plans in fiscal 2019.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

			Postretirement Health and Other
Fiscal Year Ending	Pension Benefits
September 30,	Qualified	Non-Qualified
2019	$13.0	$1.9	$1.2
2020	14.5	1.9	1.7
2021	16.0	1.8	2.2
2022	17.4	1.8	2.8
2023	18.8	1.9	3.2
2024-2028	113.3	9.8	21.1

Multi-Employer Pension Plans — The Company participates in the Boilermaker-Blacksmith National Pension Trust (Employer Identification Number 48-6168020), a multi-employer defined benefit pension plan related to collective bargaining employees at the Company’s Kewaunee facility. The Company’s contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on May 1, 2022. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

1.	The Company’s contributions to the multi-employer plan may be used to provide benefits to all participating employees of the program, including employees of other employers.

2.
In the event that another participating employer ceases contributions to the multi-employer plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.

3.	If the Company chooses to withdraw from the multi-employer plan, the Company may be required to pay a withdrawal liability based on the underfunded status of the plan at that time.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Company’s contributions to the multi-employer plan did not exceed 5% of the total plan contributions for fiscal 2018, 2017 or 2016. The Company made contributions to the plan of $1.3 million, $1.2 million and $1.2 million in fiscal 2018, 2017 and 2016, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. For pension replacement plans, the Company contributes between 2% and 6% of an employee’s base pay, depending on age. Amounts expensed for Company matching and discretionary contributions were $42.9 million, $37.6 million and $35.6 million in fiscal 2018, 2017 and 2016, respectively.

18.    Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Domestic	$514.9	$392.7	$277.1
Foreign	79.7	18.6	29.9
	$594.6	$411.3	$307.0

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Allocated to Income Before Earnings of Unconsolidated Affiliates
Current:
Federal	$92.0	$104.9	$103.6
Foreign	22.0	13.5	3.2
State	12.9	1.0	2.6
Total current	126.9	119.4	109.4
Deferred:
Federal	5.4	6.6	(18.5)
Foreign	(5.5)	4.2	2.0
State	(3.0)	(3.0)	(0.5)
Total deferred	(3.1)	7.8	(17.0)
	$123.8	$127.2	$92.4

Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$11.0	$15.1	$(14.2)

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2018	2017	2016
Effective Rate Reconciliation
U.S. federal tax rate	24.5%	35.0%	35.0%
State income taxes, net	2.1	1.3	1.3
Foreign taxes	1.0	0.6	(1.7)
Valuation allowance	(1.4)	0.5	(0.6)
Domestic tax credits	(2.1)	(4.2)	(1.5)
Manufacturing deduction	(1.6)	(2.8)	(3.0)
Share-based compensation	(0.7)	(1.3)	—
Remeasurement of deferred taxes - U.S. Tax Reform	(5.1)	—	—
Mandatory repatriation tax - U.S. Tax Reform	3.3	—	—
Other, net	0.8	1.8	0.6
	20.8%	30.9%	30.1%

During fiscal 2018, the Company recorded discrete tax benefits of $21.7 million (3.6% of pre-tax income), which included benefits related to excess tax deductions from share-based compensation, provision to return adjustments for federal, state, and foreign jurisdictions, tax reserve releases due to expiration of statutes of limitations and other resolutions, and new tax legislation in the United States. During fiscal 2017, the Company recorded discrete tax benefits of $20.1 million (4.9% of pre-tax income), which included benefits related to excess tax benefit from share-based compensation, provision to return adjustments for federal, state, and foreign jurisdictions, tax reserve releases due to expiration of statutes of limitations and other resolutions, and releases of valuation allowances on deferred tax assets for federal capital loss and state net operating loss carryforwards. During fiscal 2016, the Company recorded discrete tax benefits of $7.5 million (2.4% of pre-tax income), which included benefits related to the reinstatement of the U.S. research and development tax credit for periods prior to fiscal 2016, provision to return adjustments for federal, state, and foreign jurisdictions, and tax reserve releases due to expiration of statutes of limitations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”), and creating new taxes on certain foreign-sourced earnings. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance on how to account for the effects of the Tax Reform Act under ASC 740, Income Taxes. SAB No. 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete.

The Company recorded $30.2 million of tax benefit during fiscal 2018 as a result of the remeasurement of deferred tax assets and liabilities required as a result of the Tax Reform Act, which completes the Company’s remeasurement of deferred taxes for the Tax Reform Act. The Company recorded net tax expense of $19.5 million with respect to the Transition Tax, which represents a provisional amount and the Company’s best estimate as of September 30, 2018. Adjustments recorded to the provisional amount are and will be included in income from operations as an adjustment to tax expense. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the company receives additional clarification and implementation guidance.

The Company expects to have future U.S. inclusions in taxable income related to the new Global Intangible Low-Taxed Income (GILTI) tax created by the Tax Reform Act. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company is utilizing the period cost method and therefore has not made any adjustments related to potential GILTI tax in its fiscal 2018 financial statements.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2018	2017
Deferred tax assets:
Other long-term liabilities	$20.5	$81.0
Losses and credits	33.5	31.2
Accrued warranty	22.1	31.8
Other current liabilities	17.0	24.5
Payroll-related obligations	22.7	34.9
Receivables	1.7	7.0
Other	6.2	12.4
Gross deferred tax assets	123.7	222.8
Less valuation allowance	(2.1)	(10.4)
Deferred tax assets, net	121.6	212.4

Deferred tax liabilities:
Intangible assets	89.1	154.8
Property, plant and equipment	41.4	52.4
Inventories	12.5	17.6
Other	2.4	3.6
Deferred tax liabilities	145.4	228.4
Deferred tax liabilities, net of deferred tax assets	$(23.8)	$(16.0)

The net deferred tax liability is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2018	2017
Long-term net deferred tax asset	$9.7	$4.2
Long-term net deferred tax liability	(33.5)	(20.2)
Net deferred tax liability	$(23.8)	$(16.0)

As of September 30, 2018, the Company had $36.3 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from seven years to an unlimited period. In addition, the Company had $227.5 million of state net operating loss carryforwards, which are subject to expiration in 2018 to 2037 and state credit carryforwards of $22.9 million, which are subject to expiration in 2025 to 2032. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards and state credit carryforwards were $9.4 million, $9.2 million and $14.9 million, respectively. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains a valuation allowance against state deferred tax assets of $2.1 million as of September 30, 2018.

As a result of the Tax Reform Act, the Company has provided for U.S. income taxes on deemed repatriated earnings related to non-U.S. subsidiaries as of September 30, 2018. Notwithstanding the deemed repatriation under the Tax Reform Act, the Company considers that undistributed earnings of its foreign operations are intended to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign withholding taxes. At September 30, 2018, the Company had undistributed earnings not subject to the deemed repatriation tax of $41.8 million. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries, and any withholding taxes upon any future repatriation, is not practicable.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Balance at beginning of year	$37.2	$37.4	$27.0
Additions for tax positions related to current year	4.2	1.2	7.6
Additions for tax positions related to prior years	5.4	6.0	8.4
Reductions for tax positions related to prior years	(7.1)	(5.5)	(1.1)
Settlements	(4.1)	—	(3.0)
Lapse of statutes of limitations	(1.9)	(1.9)	(1.5)
Balance at end of year	$33.7	$37.2	$37.4

As of September 30, 2018, net unrecognized tax benefits of $18.2 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During fiscal 2018, 2017 and 2016, the Company recognized income of $3.7 million, $0.4 million and $1.2 million related to interest and penalties, respectively. At September 30, 2018 and 2017, the Company had accruals for the payment of interest and penalties of $5.0 million and $9.8 million, respectively. During fiscal 2018, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $3.2 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. During fiscal 2016, the U.S. Internal Revenue Service completed its audit of the Company for the taxable years ended September 30, 2012 and 2013. As of September 30, 2018, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2013 - 2018
Belgium	2016 - 2018
Brazil	2013 - 2018
Canada	2014 - 2018
China	2013 - 2018
Romania	2012 - 2018
Netherlands	2013 - 2018
United Kingdom	2017 - 2018
United States (federal)	2015 - 2018
United States (state and local)	2009 - 2018

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$(46.4)	$(98.1)	$0.1	$(144.4)
Other comprehensive income (loss) before reclassifications	(29.5)	(3.0)	(0.2)	(32.7)
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	—	0.1	2.1
Net current period other comprehensive income (loss)	(27.5)	(3.0)	(0.1)	(30.6)
Balance at September 30, 2016	(73.9)	(101.1)	—	(175.0)
Other comprehensive income (loss) before reclassifications	23.7	22.5	(0.2)	46.0
Amounts reclassified from accumulated other comprehensive income (loss)	4.0	—	—	4.0
Net current period other comprehensive income (loss)	27.7	22.5	(0.2)	50.0
Balance at September 30, 2017	(46.2)	(78.6)	(0.2)	(125.0)
Other comprehensive income (loss) before reclassifications	33.1	(17.6)	0.6	16.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.2	—	(0.1)	2.1
Net current period other comprehensive income (loss)	35.3	(17.6)	0.5	18.2
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 17 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Amortization of employee pension and postretirement benefits items
Prior service costs	$0.9	$0.9	$0.9
Actuarial losses	2.0	4.7	2.2
Curtailment/settlement	—	0.5	—
Total before tax	2.9	6.1	3.1
Tax benefit	(0.7)	(2.1)	(1.1)
Net of tax	$2.2	$4.0	$2.0

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016
Basic weighted-average common shares outstanding	74,001,582	74,674,115	73,570,020
Dilutive stock options and other equity-based compensation awards	980,417	1,115,930	862,898
Diluted weighted-average common shares outstanding	74,981,999	75,790,045	74,432,918

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016
Stock options	253,238	381,350	224,200

21.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2018 and 2017, the estimated net liabilities for product and general liability claims totaled $36.0 million and $39.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $599.2 million and $598.4 million at September 30, 2018 and 2017, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $91.1 million and $96.9 million at September 30, 2018 and 2017, respectively.

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

At September 30, 2018, approximately 25% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
DoD	$1,648.4	$1,314.6	$1,205.0
Foreign military sales	28.0	32.1	1.8
Total DoD sales	$1,676.4	$1,346.7	$1,206.8

No other customer represented more than 10% of sales for fiscal 2018, 2017 or 2016.

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

The Company was one of several bidders on a large, multi-year military truck solicitation for the Canadian government. The Company’s bid was not selected and the Company subsequently submitted a legal challenge of that conclusion. In May 2016, the Canadian International Trade Tribunal (the “Tribunal”) ruled in the Company’s favor in connection with that challenge. In December 2017, the Tribunal issued its Order and Reasons (the “Order”) outlining the compensation to which the Company is entitled as a result of the challenge. Under the Order, the Tribunal recommended that the Company be awarded a fixed payment for lost profits of approximately 25.3 million Canadian dollars plus additional compensation on any potential future option exercises if and when exercised by Canada. In August 2018, the Company reached a settlement with the Canadian government. The Company recorded a $19.0 million U.S. dollar reduction of selling, general and administrative expenses in fiscal 2018 in connection with the settlement.

The Company recognized a $6.6 million gain during fiscal 2018 upon receipt of proceeds for a claim under its business interruption insurance. The claim was primarily for loss profits due to an accident that occurred at one of the commercial segments facilities in January 2017. The gain has been recognized as a reduction of cost of sales.

22.    Business Segment Information

The Company is organized into four reportable segments based on the internal organization used by the President and Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s segments are as follows:
Access Equipment: This segment consists of JLG and JerrDan. JLG designs and manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JerrDan designs, manufactures and markets towing and recovery equipment in the U.S. and abroad.
Defense: This segment consists of Oshkosh Defense. Oshkosh Defense designs and manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 89.7%, 70.6% and 86.1% of the segment’s sales for fiscal 2018, 2017 and 2016, respectively.
Fire & Emergency: This segment includes Pierce, Airport Products and Kewaunee. These business units design, manufacture and market commercial and custom fire vehicles, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad.
Commercial: This segment includes McNeilus, CON-E-CO, London, IMT and Oshkosh Commercial. McNeilus, CON-E-CO, London and Oshkosh Commercial design, manufacture, market and distribute concrete mixers, portable concrete batch plants and vehicle and vehicle body components. McNeilus and London also design, manufacture, market and distribute refuse collection vehicles and components. IMT is a designer and manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2018			2017			2016
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$2,017.2	$—	$2,017.2	$1,629.6	$—	$1,629.6	$1,539.5	$—	$1,539.5
Telehandlers	948.9	—	948.9	661.8	—	661.8	773.9	—	773.9
Other	810.7	—	810.7	735.0	—	735.0	699.0	—	699.0
Total access equipment	3,776.8	—	3,776.8	3,026.4	—	3,026.4	3,012.4	—	3,012.4

Defense	1,827.3	1.6	1,828.9	1,818.6	1.5	1,820.1	1,349.3	1.8	1,351.1

Fire & emergency	1,053.6	16.1	1,069.7	1,015.4	15.5	1,030.9	941.5	11.8	953.3

Commercial
Concrete placement	491.8	—	491.8	474.0	—	474.0	463.6	—	463.6
Refuse collection	438.3	—	438.3	391.1	—	391.1	409.1	—	409.1
Other	116.7	7.9	124.6	99.3	5.9	105.2	103.3	3.2	106.5
Total commercial	1,046.8	7.9	1,054.7	964.4	5.9	970.3	976.0	3.2	979.2
Corporate and intersegment eliminations	1.0	(25.6)	(24.6)	4.8	(22.9)	(18.1)	—	(16.8)	(16.8)
Consolidated	$7,705.5	$—	$7,705.5	$6,829.6	$—	$6,829.6	$6,279.2	$—	$6,279.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2018	2017	2016
Operating income (loss):
Access equipment (a)	$387.8	$259.1	$263.4
Defense (b)	222.9	207.9	122.5
Fire & emergency	137.2	104.2	67.0
Commercial (c)	67.5	43.8	67.6
Corporate	(161.9)	(152.0)	(156.5)
Consolidated	653.5	463.0	364.0
Interest expense, net of interest income (d)	(55.6)	(54.9)	(58.3)
Miscellaneous other (expense) income	(3.3)	3.2	1.3
Income before income taxes and earnings of unconsolidated affiliates	$594.6	$411.3	$307.0
_________________________

(a)
Fiscal 2018 results include $4.7 million of restructuring costs and $24.8 million of operating expenses related to restructuring plans. Fiscal 2017 results include $35.8 million of restructuring costs and $9.4 million of operating expenses related to restructuring plans. Fiscal 2016 results include a $26.9 million asset impairment charge and a $0.9 million workforce reduction charge.

(b)	Fiscal 2018 results include a $19.0 million gain for a litigation settlement. See Note 21 of the Notes to Consolidated Financial Statements for additional details regarding the settlement.

(c)	Fiscal 2018 results include $5.4 million of restructuring costs, a business interruption insurance gain of $6.6 million and a loss on the sale of a small product line of $1.4 million.

(d)	Fiscal 2018 results include $9.9 million in debt extinguishment costs.

	Fiscal Year Ended September 30,
	2018	2017	2016
Depreciation and amortization:
Access equipment	$61.1	$72.1	$77.0
Defense	15.2	14.5	11.1
Fire & emergency	9.5	9.4	9.7
Commercial	12.9	12.7	12.0
Corporate	21.8	21.6	19.0
Consolidated	$120.5	$130.3	$128.8

Capital expenditures:
Access equipment (a)	$34.2	$51.4	$52.5
Defense	29.1	31.9	22.2
Fire & emergency	12.8	7.2	7.2
Commercial (a)	12.0	10.9	10.0
Corporate (b)	12.0	11.8	35.4
Consolidated	$100.1	$113.2	$127.3
_________________________

(a)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

(b)	Fiscal 2016 includes capital expenditures for an enterprise-wide information system and the corporate-led shared manufacturing facility in Mexico that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2018	2017
Identifiable assets:
Access equipment:
U.S.	$2,207.2	$1,905.5
Europe	406.6	541.0
Rest of the world	215.2	246.1
Total access equipment	2,829.0	2,692.6
Defense:
U.S.	824.2	775.1
Rest of the world	5.1	7.0
Total defense	829.3	782.1
Fire & emergency - U.S.	564.9	552.6
Commercial:
U.S.	364.3	377.3
Rest of the world	45.4	42.3
Total commercial	409.7	419.6
Corporate:
U.S. (a)	548.6	543.9
Rest of the world (b)	112.7	108.1
Total corporate	661.3	652.0
Consolidated	$5,294.2	$5,098.9
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes the corporate-led shared manufacturing facility in Mexico that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2018	2017	2016
Net sales:
United States	$6,177.8	$5,094.8	$4,756.6
Other North America	311.8	191.6	219.5
Europe, Africa and the Middle East	851.8	1,146.9	905.5
Rest of the world	364.1	396.3	397.6
Consolidated	$7,705.5	$6,829.6	$6,279.2

OSHKOSH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2018
	4th Quarter (a)	3rd Quarter (b)	2nd Quarter (c)	1st Quarter (d)
Net sales	$2,057.0	$2,175.8	$1,886.4	$1,586.3
Gross income	375.2	402.9	335.4	242.2
Operating income	201.4	222.4	155.9	73.8
Net income	151.3	153.4	110.8	56.4

Earnings per share:
Basic	$2.08	$2.08	$1.49	$0.75
Diluted	$2.05	$2.05	$1.47	$0.74

Common Stock per share dividends	$0.24	$0.24	$0.24	$0.24
_________________________

(a)
The fourth quarter of fiscal 2018 was impacted by restructuring-related charges of $2.5 million ($2.1 million after-tax) in the access equipment and commercial segments, a gain of $19.0 million ($15.4 million after-tax) for a litigation settlement in the defense segment, business interruption insurance proceeds of $6.6 million ($4.9 million after-tax) in the commercial segment, a loss on the sale of a small product line of $1.4 million ($1.0 million after-tax) in the commercial segment and a tax benefit related to tax reform in the U.S. of $2.0 million.

(b)
The third quarter of fiscal 2018 was impacted by restructuring-related charges of $6.6 million ($5.0 million after-tax) in the access equipment segment, debt extinguishment costs of $9.9 million ($7.7 million after-tax) and a tax benefit related to tax reform in the U.S. of $2.2 million.

(c)	The second quarter of fiscal 2018 was impacted by restructuring-related charges of $7.0 million ($5.8 million after-tax) in the access equipment and commercial segments.

(d)
The first quarter of fiscal 2018 was impacted by restructuring-related charges of $18.8 million ($14.2 million after-tax) in the access equipment and commercial segments and a tax benefit related to tax reform in the U.S. of $6.5 million.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2018, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1: Elections of Directors Board of Director Nominees - Committees,” “Governance of the Company — Audit Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Executive Officers of the Registrant” included under Part I of this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Agreements” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,915,157	$57.03	6,004,057
Equity compensation plans not approved by security holders	—	—	—
	1,915,157	$57.03	6,004,057
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

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included under the caption “Proposal 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm — Report of the Audit Committee” in the Company’s definitive proxy statement for the 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.
Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2018, are contained in Item 8:

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

4.1
Second Amended and Restated Credit Agreement, dated April 3, 2018, among Oshkosh Corporation, various subsidiaries of Oshkosh Corporation party thereto as borrowers and various lenders and agents party thereto (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated April 9, 2018 (File No. 1-31371)).

4.2
Indenture, dated March 2, 2015, by and among Oshkosh Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-31371)).

4.3
First Supplemental Indenture, dated as of April 3, 2018, among Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K dated April 9, 2018 (File No. 1-31371)).

4.4
Indenture, dated as of May 17, 2018, among Oshkosh Corporation, Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 21, 2018 (File No. 1-31371)).

4.6
Supplemental Indenture, dated May 17, 2018, by and among Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 21, 2018 (File No. 1-31371)).

10.1
Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Joseph H. Kimmitt and David M. Sagehorn (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3
Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of John J. Bryant, Ignacio A. Cortina, James W. Johnson, Robert S. Messina, Bradley M. Nelson, Frank R. Nerenhausen, Tina R. Schoner and Robert H. Sims (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.4
Oshkosh Corporation 2004 Incentive Stock and Awards Plan, as amended through September 15, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.5
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Stock Option Agreement for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.6
Form of Oshkosh Corporation 2004 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award Agreement, for awards granted on and after September 19, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 1-31371)).*

10.7
Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (File No. 1-31371)).*

10.8
Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.9
Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.10
Framework for Awards of Performance Shares based on Total Shareholder Return under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.11
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.12
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.13
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Award for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.14
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.15
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Retirement) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.16
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - Retirement) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.17
Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (File No. 1-31371)).*

10.18
Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.19
Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.20
Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.21
Form of Severance Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.22
Form of Key Executive Employment Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.23
Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2009 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (File No. 1-31371)).*

10.24
Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

10.25
Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.26
Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.27
Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Options Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.28
Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.29
Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.30
Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.31
Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

11	Computation of per share earnings (contained in Note 20 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 20, 2018.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 20, 2018.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 20, 2018.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 20, 2018.

101
The following materials from Oshkosh Corporation’s Annual Report on Form 10-K for the year ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

_________________________
*    Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

November 20, 2018	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 20, 2018	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer and Director (Principal Executive Officer)

November 20, 2018	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 20, 2018	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 20, 2018	By	/s/ Keith J. Allman
Keith J. Allman, Director

November 20, 2018	By	/s/ Peter B. Hamilton
Peter B. Hamilton, Director

November 20, 2018	By	/s/ Leslie F. Kenne
Leslie F. Kenne, Director

November 20, 2018	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

November 20, 2018	By	/s/ Steven C. Mizell
Steven C. Mizell, Director

November 20, 2018	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Director

November 20, 2018	By	/s/ Raymond T. Odierno
Raymond T. Odierno, Director

November 20, 2018	By	/s/ Craig P. Omtvedt
Craig P. Omtvedt, Chairman of the Board

November 20, 2018	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

November 20, 2018	By	/s/ Sandra E. Rowland
Sandra E. Rowland, Director

November 20, 2018	By	/s/ John S. Shiely
John S. Shiely, Director

November 20, 2018	By	/s/ William S. Wallace
William S. Wallace, Director

SCHEDULE II

OSHKOSH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended September 30, 2018, 2017 and 2016
(In millions)

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expense	Reductions*	Balance at End of Year
2016	$20.3	$2.7	$(1.8)	$21.2

2017	$21.2	$0.8	$(3.7)	$18.3

2018	$18.3	$(6.0)	$(2.4)	$9.9
_________________________

*	Represents amounts written off to the reserve, net of recoveries and foreign currency translation adjustments.