Form 10-Q
period 2018-12-31
OSHKOSH CORP
filed 2019-01-31
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of January 23, 2019, 70,046,674 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
		As adjusted
	2018	2017
Net sales	$1,803.4	$1,586.3
Cost of sales	1,475.1	1,343.3
Gross income	328.3	243.0

Operating expenses:
Selling, general and administrative	158.6	157.9
Amortization of purchased intangibles	9.2	10.6
Total operating expenses	167.8	168.5
Operating income	160.5	74.5

Other income (expense):
Interest expense	(13.7)	(15.4)
Interest income	2.2	1.7
Miscellaneous, net	(1.2)	(0.2)
Income before income taxes and earnings of unconsolidated affiliates	147.8	60.6
Provision for income taxes	39.7	4.7
Income before earnings of unconsolidated affiliates	108.1	55.9
Equity in earnings of unconsolidated affiliates	0.9	0.5
Net income	$109.0	$56.4

Earnings per share:
Basic	$1.53	$0.75
Diluted	1.51	0.74

Cash dividends declared per share on Common Stock	$0.27	$0.24

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended December 31,
	2018	2017
Net income	$109.0	$56.4
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	—	0.5
Currency translation adjustments	(8.8)	2.1
Total other comprehensive income (loss), net of tax	(8.8)	2.6
Comprehensive income	$100.2	$59.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	December 31,	September 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$159.9	$454.6
Receivables, net	1,072.1	1,521.6
Unbilled receivables, net	342.9	—
Inventories, net	1,291.6	1,227.7
Other current assets	77.7	66.0
Total current assets	2,944.2	3,269.9
Property, plant and equipment, net	487.1	481.1
Goodwill	1,005.2	1,007.9
Purchased intangible assets, net	460.0	469.4
Other long-term assets	133.6	65.9
Total assets	$5,030.1	$5,294.2

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$—
Accounts payable	608.4	776.9
Customer advances	425.2	444.9
Payroll-related obligations	119.8	192.5
Other current liabilities	324.8	275.8
Total current liabilities	1,478.2	1,690.1
Long-term debt, less current maturities	818.3	818.0
Other long-term liabilities	322.4	272.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	797.6	814.8
Retained earnings	2,090.8	2,007.9
Accumulated other comprehensive loss	(124.7)	(106.8)
Common Stock in treasury, at cost (5,075,430 and 2,730,707 shares, respectively)	(353.2)	(203.1)
Total shareholders’ equity	2,411.2	2,513.5
Total liabilities and shareholders’ equity	$5,030.1	$5,294.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts; unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	56.4	—	—	56.4
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.5	—	0.5
Currency translation adjustments	—	—	—	2.1	—	2.1
Cash dividends ($0.24 per share)	—	—	(18.0)	—	—	(18.0)
Repurchases of Common Stock	—	—	—	—	(63.7)	(63.7)
Exercise of stock options	—	(1.8)	—	—	10.4	8.6
Stock-based compensation expense	—	7.5	—	—	—	7.5
Payment of stock-based restricted and performance shares	—	(8.6)	—	—	8.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.4)	(7.4)
Balance at December 31, 2017	$0.9	$799.3	$2,438.2	$(122.4)	$(822.6)	$2,293.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	109.0	—	—	109.0
Currency translation adjustments	—	—	—	(8.8)	—	(8.8)
Cash dividends ($0.27 per share)	—	—	(19.3)	—	—	(19.3)
Repurchases of Common Stock	—	—	—	—	(170.0)	(170.0)
Exercise of stock options	—	(1.8)	—	—	3.5	1.7
Stock-based compensation expense	—	7.9	—	—	—	7.9
Payment of stock-based restricted and performance shares	—	(23.3)	—	—	23.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2018	$0.7	$797.6	$2,090.8	$(124.7)	$(353.2)	$2,411.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Three Months Ended December 31,
	2018	2017
Operating activities:
Net income	$109.0	$56.4
Depreciation and amortization	28.7	31.4
Stock-based compensation expense	7.9	7.5
Deferred income taxes	(1.0)	(27.8)
Gain on sale of assets	(0.8)	(0.6)
Foreign currency transaction gains	(0.2)	(0.8)
Other non-cash adjustments	(0.9)	0.9
Changes in operating assets and liabilities	(228.6)	(37.8)
Net cash provided (used) by operating activities	(85.9)	29.2

Investing activities:
Additions to property, plant and equipment	(13.2)	(18.7)
Additions to equipment held for rental	(5.9)	(1.2)
Proceeds from sale of equipment held for rental	2.3	2.5
Other investing activities	1.7	(0.8)
Net cash used by investing activities	(15.1)	(18.2)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	6.5
Repayments of debt (original maturities greater than three months)	—	(5.0)
Repurchases of Common Stock	(176.9)	(71.1)
Dividends paid	(19.3)	(18.0)
Proceeds from exercise of stock options	1.7	8.6
Net cash used by financing activities	(194.5)	(79.0)

Effect of exchange rate changes on cash	0.8	0.1
Decrease in cash and cash equivalents	(294.7)	(67.9)
Cash and cash equivalents at beginning of period	454.6	447.0
Cash and cash equivalents at end of period	$159.9	$379.1

Supplemental disclosures:
Cash paid for interest	$13.4	$6.8
Cash paid for income taxes	5.6	0.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2018. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2018 financial statements to conform to the fiscal 2019 presentation.

2.    New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance (Accounting Standard Codification (ASC) 606) to provide a single, comprehensive revenue recognition model for all contracts with customers, Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard supersedes all existing U.S. GAAP guidance on revenue recognition and is expected to require the use of more judgment and result in additional disclosures.

The Company adopted the new guidance on October 1, 2018 following the modified retrospective method of transition. The Company applied the new guidance to contracts that were not completed at the date of initial adoption, resulting in a reduction of retained earnings by $60.4 million, after-tax, at that date. For contracts that were modified prior to October 1, 2018, the Company considered the aggregate impact of all modifications that occurred prior to the effective date of the standard for purposes of identifying performance obligations, determining transaction price and allocating transaction price to performance obligations. Prior period comparative information was not recast to reflect the impact of the new guidance and therefore continues to be reported under the accounting guidance in effect during those periods.

Under the new guidance, the majority of the Company’s contracts with the U.S. government will follow an over time model using the cost-to-cost method to measure performance. Previously the Company had recognized revenue from these contracts on the percentage of completion method using either the cost-to-cost or the units-complete method. In addition, the new guidance changes the definition of a contract, resulting in the Company no longer considering unexercised government options in the measurement of completion and profitability. The new guidance is expected to result in additional volatility in the Company’s earnings based upon the date of receipt of contract orders.

In the fire & emergency segment, the point in time at which “control transfers” to the customer differs from when the Company no longer maintains “risk of loss”, which under the new guidance delays the point in time at which the Company will recognize revenue on contracts for which the end user, rather than the Company’s dealer, is the Company’s customer. In the commercial segment, the Company builds certain units on chassis owned by the end customer. Revenue related to these arrangements moves from a point in time revenue recognition model to an over time model that will be measured using the cost-to-cost method of percentage-of-completion as the Company is enhancing a customer asset. In addition, under the new guidance, the Company defers revenue, including the estimated profit, for service warranties instead of recording a liability for estimated costs.

See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s revenue recognition method under the new revenue guidance.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Consolidated Financial Statements as of October 1, 2018 was as follows (in millions):

	Balance as of September 30, 2018	Cumulative Impact from Adopting New Revenue Standard	Balance as of October 1, 2018
Assets
Receivables, net	$1,521.6	$(248.9)	$1,272.7
Unbilled receivables, net	—	309.7	309.7
Inventories, net	1,227.7	(75.9)	1,151.8
Other current assets	66.0	0.3	66.3
Total current assets	3,269.9	(14.8)	3,255.1
Other long-term assets	65.9	18.7	84.6
Total assets	5,294.2	3.9	5,298.1

Liabilities and Shareholders’ Equity
Customer advances	$444.9	$27.2	$472.1
Other current liabilities	275.8	6.4	282.2
Total current liabilities	1,690.1	33.6	1,723.7
Other long-term liabilities	272.6	30.7	303.3
Retained earnings	2,007.9	(60.4)	1,947.5
Total shareholders’ equity	2,513.5	(60.4)	2,453.1
Total liabilities and shareholders’ equity	5,294.2	3.9	5,298.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Financial Statements as of and for the three-month period ended December 31, 2018 was as follows (in millions):

	Three Months Ended December 31, 2018
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Statement of Income
Net sales	$1,803.4	$1,765.3	$38.1
Cost of sales	1,475.1	1,462.2	12.9
Gross income	$328.3	$303.1	$25.2

Operating income	$160.5	$135.3	$25.2

Income before income taxes and earnings of unconsolidated affiliates	$147.8	$122.6	$25.2
Provision for income taxes	39.7	33.7	6.0
Income before earnings of unconsolidated affiliates	108.1	88.9	19.2
Equity in earnings of unconsolidated affiliates	0.9	0.9	—
Net income	$109.0	$89.8	$19.2

Earnings per share:
Basic	$1.53	$1.26	$0.27
Diluted	1.51	1.25	0.26

	December 31, 2018
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Balance Sheet
Assets
Receivables, net	$1,072.1	$1,349.2	$(277.1)
Unbilled receivables, net	342.9	—	342.9
Inventories, net	1,291.6	1,356.5	(64.9)
Other current assets	77.7	77.6	0.1
Total current assets	2,944.2	2,943.1	1.1
Other long-term assets	133.6	120.9	12.7
Total assets	5,030.1	5,016.3	13.8

Liabilities and Shareholders’ Equity
Customer advances	$425.2	$416.5	$8.7
Other current liabilities	324.8	311.5	13.3
Total current liabilities	1,478.2	1,456.2	22.0
Other long-term liabilities	322.4	289.4	33.0
Retained earnings	2,090.8	2,132.0	(41.2)
Total shareholders’ equity	2,411.2	2,452.4	(41.2)
Total liabilities and shareholders’ equity	5,030.1	5,016.3	13.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs as opposed to when the asset is transferred to an outside party. The standard does not apply to intra-entity transfers of inventory. The Company adopted ASU 2016-16 on October 1, 2018 following the modified retrospective approach through a cumulative effect adjustment, which resulted in an increase to retained earnings of $44.5 million.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for capitalization, when applicable. The Company adopted ASU 2017-07 on October 1, 2018. The impact of this standard was a reclassification of $0.7 million of other components of net periodic pension cost to “Miscellaneous, net” on the Condensed Consolidated Statement of Income for the three months ended December 31, 2017. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its Employee Benefit Plans footnote for the prior period as the estimation basis for applying the required retrospective presentation requirements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), thereby eliminating the resulting stranded tax effect. The Company adopted ASU 2018-02 on October 1, 2018. The Company increased retained earnings by $9.1 million upon adoption of ASU 2018-02 to eliminate the tax effects stranded in accumulated other comprehensive income resulting from the Tax Reform Act.

Standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments to this standard, which requires lessees to reflect most leases on their balance sheet as lease liabilities with corresponding right-of-use assets, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. The Company will be required to adopt ASU 2016-02 and related amendments to the standard as of October 1, 2019. The Company is currently evaluating the impact of ASU 2016-02 on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company will be required to adopt ASU 2016-13 as of October 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Revenue Recognition

Revenue is recognized when control of the goods or services promised under the contract are transferred to the customer either at a point in time (e.g. upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received.

Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration (e.g., the transaction price) is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation, which are determinable based on observable stand alone selling prices or are estimated using an expected cost plus a margin approach. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. When the amount of consideration allocated to a performance obligation through this process differs from the invoiced amount, it results in a contract asset or liability. The identification of performance obligations within a contract requires significant judgment.

The following is a description of the primary activities from which the Company generates revenue.

Access equipment, Fire & emergency and Commercial segments revenue

The Company derives revenue in the access equipment, fire & emergency and commercial segments (non-defense segments) through the sale of machinery, vehicles and related aftermarket parts and services. Customers include distributors and end-users. Contracts with customers generally exist upon the approval of a quote and/or purchase order by the Company and customer. Each contract is also assessed at inception to determine whether it is necessary to combine the contract with other contracts.

The Company’s non-defense segments offer various customer incentives within contracts, such as sales and marketing rebates, volume discounts and interest subsidies, some of which are variable and therefore must be estimated by the Company. Transaction prices may also be impacted by rights of return, primarily within the aftermarket parts business, which requires the Company to record a liability and asset representing its rights and obligations in the event a return occurs. The estimated return liability is based on historical experience rates.

Revenue for performance obligations consisting of machinery, vehicle and after-market parts (together “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. In the commercial segment, concrete mixer and refuse products are sold both on Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset.

All non-defense segments offer aftermarket services related to their respective products such as repair, refurbishment and maintenance (together “services”). The Company generally recognizes revenue on service performance obligations over time using the method that results in the most faithful depiction of transfer of control to the customer. Non-defense segments also offer extended warranty coverage as an option on most products. The Company considers extended warranties to be service-type warranties and therefore a performance obligation. Service-type warranties differ from the Company’s standard, or assurance-type warranties, as they are generally separately priced and negotiated as part of the contract and/or provide additional coverage beyond what the customer or customer group that purchases the product would receive under an assurance-type warranty. The Company has concluded that its extended warranties are stand-ready obligations to perform and therefore recognizes revenue ratably over the coverage period. The Company also provides a standard warranty on its products and services at no additional cost to its customers in most instances. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on product assurance warranties.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Defense segment revenue

The majority of the Company’s defense segment net sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense products. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for approximately 90% of defense segment revenue in fiscal 2018. Contracts with defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company will also design, develop, manufacture or modify defense products for international customers through Direct Commercial Sale contracts. The defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

The Company evaluates the promised goods and services within defense segment contracts at inception to identify performance obligations. The goods and services in defense segment contracts are typically not distinct from one another as they are generally customized, have complex inter-relationships and the Company is responsible for overall management of the contract. As a result, defense segment contracts are typically accounted for as a single performance obligation. The defense segment provides standard warranties for its products for periods that typically range from one to two years. These assurance-type warranties typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on product assurance warranties.

The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. This determination is made based on the Company’s current rights, excluding the impact of any subsequent contract modifications (including unexercised options) until they become legally enforceable. Contract modifications frequently occur within the defense segment. The Company evaluates each modification to identify changes that impact price or scope of its contracts, which are then assessed to determine if the modification should be accounted for as an adjustment to an existing contract or as a separate contract. Contract modifications within the defense segment are generally accounted for as a cumulative effect adjustment to existing contracts as they are not distinct from the goods and services within the existing contract.

For defense segment contracts that include a variable component of the sale price, the Company estimates variable consideration. Variable consideration is included within the contract’s transaction price to the extent it is probable that a significant reversal of revenue will not occur. The Company evaluates its estimates of variable consideration on an ongoing basis and any adjustments are accounted for as changes in estimates in the period identified. Common forms of variable consideration within defense segment contracts include cost reimbursement contracts that contain incentives, customer reimbursement rights and regulatory or customer negotiated penalties tied to contract performance.

The Company recognizes revenue on defense segment contracts as performance obligations are satisfied and control of the underlying goods and services is transferred to the customer. In making this evaluation, the defense segment considers contract terms, payment terms and whether there is an alternative future use for the good or service. Through this process the Company has concluded that substantially all of the defense segment’s performance obligations, including a majority of performance obligations for aftermarket goods and services, transfer to the customer continuously during the contract term and therefore revenue is recognized over time. For U.S. government and FMS contracts, this determination is supported by the inclusion of clauses within contracts that allow the customer to terminate a contract at its convenience. When the clause is present, the Company is entitled to compensation for the work performed through the date of notification at a price that reflects actual costs plus a reasonable margin in exchange for transferring its work in process to the customer. For contracts that do not contain termination for convenience provisions, the Company is generally able to support the continuous transfer of control determination as a result of the customized nature of its goods and services and contractual rights.

The defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the resulting profit or loss on a cumulative basis. Cumulative estimate-at completion (EAC) adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. For contracts with only aftermarket parts performance obligations, revenue is recognized at the time the parts are physically committed to the order or based on shipping terms depending on whether the contracts contain a termination for convenience clause. For performance obligations consisting solely of services, revenue is recognized by either using the cost-to-cost method of percentage-of-completion method or as the Company has the right to bill the customer in instances that billing rights approximates timing of transfer of control to the customer.

There is significant judgment involved in estimating sales and costs within the defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g. new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. Contract adjustments in the defense segment increased net sales, operating income, net income and diluted earnings per share during the three months ended December 31, 2018 by $31.6 million, $30.3 million, $23.2 million and $0.32 per share, respectively.

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended December 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$807.8	$0.3	$290.9	$121.2	$(4.9)	$1,215.3
Over time	18.7	463.8	4.6	101.0	—	588.1
	$826.5	$464.1	$295.5	$222.2	$(4.9)	$1,803.4

See Note 19 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the fire & emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the fire & emergency segment, the Company’s contracts typically do not contain a significant financing component. In the fire & emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the fire & emergency segment and the customer at contract inception. Interest due on customer advances of $3.6 million and $4.6 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three months ended December 31, 2018 and 2017, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $549.0 million as of December 31, 2018, of which $425.2 million, $74.9 million and $48.9 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $236.0 million of revenue that was recorded as a contract liability as of the beginning of the period during the three months ended December 31, 2018.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment.

Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contracts from customers during the three-month period ended December 31, 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Revenue related to service warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Changes in the Company’s service-type warranties were as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$30.7	$30.8
Adoption of ASC 606	35.7	—
Deferred revenue for new service warranties	10.5	2.7
Amortization of deferred revenue	(10.8)	(2.6)
Changes in liability for pre-existing warranties, net	—	(0.1)
Balance at end of period	$66.1	$30.8

Remaining Performance Obligations

As of December 31, 2018, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $3.23 billion, of which $1.73 billion is expected to be satisfied and revenue recognized in the remaining nine months of fiscal 2019, $1.45 billion is expected to be satisfied and revenue recognized in fiscal 2020 and $51.0 million is expected to be satisfied and revenue recognized beyond fiscal 2020. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.

Practical Expedients and Policy Elections

The Company has elected to apply the following practical expedients and accounting policy elections when determining revenue from contracts with customers and capitalization of related costs:

•
Shipping and handling costs incurred after control of the related product has transferred to the customer are considered costs to fulfill the related promise and are included in “Cost of Sales” in the Condensed Consolidated Statement of Income when incurred or when the related product revenue is recognized, whichever is earlier.

•
Except for the fire & emergency segment, the Company has elected to not adjust revenue for the effects of a significant finance component when the timing difference between receipt of payment and recognition of revenue is less than one year.

•	Sales and similar taxes that are collected from customers are excluded from the transaction price.

•	The Company has elected to expense incremental costs to obtain a contract when the amortization period of the related asset is expected to be less than one year.

4.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At December 31, 2018,

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company had reserved 7,184,803 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2018 was $7.6 million ($6.5 million net of tax). Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2017 was $8.5 million ($6.6 million net of tax).

5.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$3.0	$3.1
Interest cost	4.7	4.5
Expected return on plan assets	(5.0)	(5.0)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	—	0.5
Net periodic benefit cost	$3.1	$3.5

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$0.8	$0.9
Interest cost	0.5	0.5
Amortization of prior service benefit	(0.4)	(0.2)
Amortization of net actuarial gain	(0.1)	—
Net periodic benefit cost	$0.8	$1.2

Components of net periodic benefit cost other than service cost are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

6.    Income Taxes

The Company recorded income tax expense of $39.7 million for the three months ended December 31, 2018, or 26.9% of pre-tax income, compared to $4.7 million, or 7.8% of pre-tax income, for the three months ended December 31, 2017. Results for the three months ended December 31, 2018 were unfavorably impacted by $7.3 million of net discrete tax charges, including $6.2 million of tax charges related to uncertain tax position reserves and a $0.8 million charge related to adjustments to the repatriation tax required under tax legislation enacted in the United States in December 2017. Results for the three months ended December 31, 2017 were favorably impacted by $10.3 million of net discrete tax benefits, including a $3.3 million benefit related to share-based compensation tax deductions, and a $6.5 million tax benefit related to tax legislation enacted in the United States.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”), and creating new taxes on certain foreign-sourced earnings. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118, which provided guidance on how to account for the effects of the Tax Reform Act under ASC 740, Income Taxes. SAB No. 118 enabled companies to record a provisional amount for the effects for the Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year.

The Company recorded $30.2 million of tax benefit during fiscal 2018 as a result of the remeasurement of deferred tax assets and liabilities required as a result of the Tax Reform Act, which completed the Company’s remeasurement of deferred taxes under the Tax Reform Act. The Company recorded net tax expense of $19.5 million during fiscal 2018 with respect to the Transition Tax. The Transition Tax amount was provisional and represented the Company’s best estimate as of September 30, 2018. An additional adjustment of $0.8 million was made to the Transition Tax liability in the three months ended December 31, 2018 based on the availability of additional information and technical guidance. The Company believes, based on current available technical guidance, the Transition Tax liability is complete. However, the amount may change if the Company receives additional regulatory guidance that impacts the Company’s position.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $76.0 million and $33.7 million as of December 31, 2018 and September 30, 2018, respectively. Included in the Company’s December 31, 2018 liability for gross unrecognized tax benefits is a $6.2 million reserve related to an uncertain tax position related to the Transition Tax liability and a $35.8 million reserve recorded with respect to a temporary deferred position that the Company anticipates taking on its fiscal year 2019 federal income tax return. As of December 31, 2018, net unrecognized tax benefits, excluding interest and penalties, of $24.6 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2018 and 2017, the Company recognized an expense of $0.2 million and $0.3 million, respectively, related to interest and penalties. At December 31, 2018, the Company had accruals for the payment of interest and penalties of $5.3 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $7.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

7.    Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended December 31,
	2018	2017
Basic weighted-average common shares outstanding	71,464,489	74,846,829
Dilutive stock options and other equity-based compensation awards	637,337	1,177,636
Diluted weighted-average common shares outstanding	72,101,826	76,024,465

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2018	2017
Stock options	943,089	261,675

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Receivables

Receivables consisted of the following (in millions):

	December 31, 2018	September 30, 2018
U.S. government:
Amounts billed	$190.6	$156.3
Costs and profits not billed	—	235.4
	190.6	391.7
Other trade receivables	856.0	1,089.4
Finance receivables	11.1	11.7
Notes receivable	1.1	1.4
Other receivables	34.5	48.6
	1,093.3	1,542.8
Less allowance for doubtful accounts	(10.5)	(9.9)
	$1,082.8	$1,532.9

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31, 2018	September 30, 2018
Current receivables	$1,072.1	$1,521.6
Long-term receivables	10.7	11.3
	$1,082.8	$1,532.9

Due to the adoption of ASC 606, certain contracts in the defense and commercial segments are now recognized on the cost-to-cost method of percentage-of-completion. Costs and profits not billed under these contracts are now recognized as “Unbilled receivables, net” on the Company’s Condensed Consolidated Balance Sheets.

Finance and notes receivable accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Receivables on nonaccrual status	$2.9	$10.2	$—	$—
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	7.8	1.5	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	3.3	10.2	1.1	1.4
Allowance for doubtful accounts	(2.7)	(2.8)	—	—

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. As of December 31, 2018, approximately 87% of the outstanding finance receivables balance was due from three parties. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

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

Notes Receivable: Notes receivable include amounts related to refinancing of trade accounts and finance receivables. As of December 31, 2018, approximately 99% of the outstanding notes receivable balance was due from one party. The Company routinely evaluates the creditworthiness of its customers and establishes reserves where the Company believes collectability is no longer reasonably assured. Certain notes receivable are collateralized by a security interest in the underlying assets and/or other assets owned by the debtor. The Company may incur losses in excess of recorded allowances if the financial condition of its customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting its customers’ financial obligations is not realized.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Losses on troubled debt restructurings were not significant during the three months ended December 31, 2018 and 2017.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.8	$—	$7.1	$9.9	$1.5	$10.0	$6.8	$18.3
Provision for doubtful accounts, net of recoveries	(0.1)	—	0.7	0.6	—	(4.0)	0.2	(3.8)
Charge-off of accounts	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	—	0.1	—	0.1
Allowance at end of period	$2.7	$—	$7.8	$10.5	$1.5	$6.1	$6.9	$14.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Inventories

Inventories consisted of the following (in millions):

	December 31, 2018	September 30, 2018
Raw materials	$672.7	$639.2
Partially finished products	300.5	354.3
Finished products	417.0	330.2
Inventories at FIFO cost	1,390.2	1,323.7
Less: Excess of FIFO cost over LIFO cost	(98.6)	(96.0)
	$1,291.6	$1,227.7

Due to the adoption of ASC 606, certain contracts in the defense and commercial segments are now recognized on the cost-to-cost method of percentage-of-completion. Costs incurred under these contracts are now recognized as “Unbilled receivables, net” on the Company’s Condensed Consolidated Balance Sheets.

10.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31, 2018	September 30, 2018
Land and land improvements	$54.3	$54.2
Buildings	301.9	297.6
Machinery and equipment	677.6	673.0
Software and related costs	168.2	164.4
Equipment on operating lease to others	26.3	22.1
Construction in progress	17.5	11.4
	1,245.8	1,222.7
Less accumulated depreciation	(758.7)	(741.6)
	$487.1	$481.1

Depreciation expense was $19.1 million and $20.1 million for the three months ended December 31, 2018 and 2017, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2018 and September 30, 2018 was $20.7 million and $17.2 million, respectively.

11.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in goodwill during the three months ended December 31, 2018 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Net goodwill at September 30, 2018	$880.9	$106.1	$20.9	$1,007.9
Foreign currency translation	(2.5)	—	(0.2)	(2.7)
Net goodwill at December 31, 2018	$878.4	$106.1	$20.7	$1,005.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2018			September 30, 2018
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,810.5	$(932.1)	$878.4	$1,813.0	$(932.1)	$880.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.6	(175.9)	20.7	196.8	(175.9)	20.9
	$2,115.2	$(1,110.0)	$1,005.2	$2,117.9	$(1,110.0)	$1,007.9

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(31.3)	$24.1
Technology-related	11.9	104.7	(102.0)	2.7
Customer relationships	12.8	554.9	(510.9)	44.0
Other	16.2	16.4	(14.9)	1.5
	14.7	731.4	(659.1)	72.3
Non-amortizable trade names		387.7	—	387.7
		$1,119.1	$(659.1)	$460.0

	September 30, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.9)	$24.5
Technology-related	11.9	104.7	(101.8)	2.9
Customer relationships	12.8	555.0	(502.3)	52.7
Other	16.2	16.4	(14.8)	1.6
	14.7	731.5	(649.8)	81.7
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(649.8)	$469.4

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2019 and the five years succeeding September 30, 2019 are as follows: 2019 (remaining nine months) - $27.7 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; and 2024 - $1.7 million.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.7)	$274.3
5.375% Senior Notes due March 2025	250.0	(2.3)	247.7
4.600% Senior Notes due May 2028	300.0	(3.7)	296.3
	$825.0	$(6.7)	$818.3

	September 30, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.8)	$274.2
5.375% Senior Notes due March 2025	250.0	(2.4)	247.6
4.600% Senior Notes due May 2028	300.0	(3.8)	296.2
	$825.0	$(7.0)	$818.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. During fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. At December 31, 2018, outstanding letters of credit of $87.7 million reduced available capacity under the Revolving Credit Facility to $762.3 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2018, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2018 was 3.77%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2018.

In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of the note issuance were used to repay existing outstanding notes of the Company. On May 17, 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). The Company used the net proceeds from the sale of the 2028 Senior Notes to repay certain outstanding notes of the Company and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. The 2025 Senior Notes and the 2028 Senior Notes were issued pursuant to separate indentures (the “Indentures”) between the Company and a trustee. The Indentures contain customary affirmative and negative covenants. The Company has the option to redeem the 2025 Senior Notes for a premium after March 1, 2020. The Company has the option to redeem the 2028 Senior Notes at any time for a premium.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2018, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $254 million ($257 million at September 30, 2018) and $296 million ($299 million at September 30, 2018), respectively. The fair value of the Term Loan approximated book value at both December 31, 2018 and September 30, 2018. See Note 18 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

13.    Warranties

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$75.3	$68.0
Adoption of ASC 606	(14.3)	—
Warranty provisions	10.4	12.0
Settlements made	(11.0)	(12.8)
Changes in liability for pre-existing warranties, net	(1.2)	1.2
Foreign currency translation	(0.1)	0.1
Balance at end of period	$59.1	$68.5

Due to the adoption of ASC 606, the Company determined that certain warranties previously classified as assurance-type warranties are service-type warranties. The liabilities associated with service-type warranties are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

14.    Guarantee Arrangements

The Company is party to multiple agreements whereby at December 31, 2018 it guaranteed an aggregate of $692.0 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2018 was $122.9 million. Under the terms of these and various related agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment, and are generally subject to the finance company’s ability to provide the Company clear title to foreclosed equipment and other conditions. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s credit guarantee liability were as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$10.4	$9.1
Provision for new credit guarantees	1.3	1.3
Changes for pre-existing guarantees, net	(0.9)	—
Amortization of previous guarantees	(0.7)	(0.6)
Balance at end of period	$10.1	$9.8

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2018 and September 30, 2018, the estimated net liabilities for product and general liability claims totaled $36.7 million and $36.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $623.4 million and $599.2 million at December 31, 2018 and September 30, 2018, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $87.7 million and $91.1 million at December 31, 2018 and September 30, 2018, respectively.

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

16.    Shareholders’ Equity

On August 31, 2015, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. The Company repurchased 2,563,087 shares of Common Stock under this authorization during the three months ended December 31, 2018 at a cost of $170.0 million. The Company repurchased 748,000 shares of Common Stock under this authorization during the three months ended December 31, 2017 at a cost of $63.7 million. As of December 31, 2018, the Company had repurchased 8,622,751 shares under this authorization, leaving 1,676,447 shares of Common Stock remaining. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at October 1, 2018	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	—	(8.8)	—	(8.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	(8.8)	—	(8.8)
Balance at end of period	$(20.0)	$(105.0)	$0.3	$(124.7)

	Three Months Ended December 31, 2017
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	2.1	—	2.6
Balance at end of period	$(45.7)	$(76.5)	$(0.2)	$(122.4)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended December 31,
		2018	2017
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$—	$0.2
Actuarial (gains) losses	Miscellaneous, net	(0.1)	0.5
Total before tax		(0.1)	0.7
Tax provision (benefit)		0.1	(0.2)
Net of tax		$—	$0.5

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2018.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
SERP plan assets (a)	$20.2	$—	$—	$20.2
Foreign currency exchange derivatives (b)	—	1.5	—	1.5

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.1	$—	$0.1

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
SERP plan assets (a)	$22.1	$—	$—	$22.1
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.2	$—	$0.2
_____________________________

(a)
Represents investments in a rabbi trust for the Company’s non-qualified supplemental executive retirement plan (SERP). The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2018			2017
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$337.7	$—	$337.7	$323.5	$—	$323.5
Telehandlers	269.5	—	269.5	129.5	—	129.5
Other	219.3	—	219.3	175.2	—	175.2
Total access equipment	826.5	—	826.5	628.2	—	628.2

Defense	463.8	0.3	464.1	493.2	0.3	493.5

Fire & emergency	291.2	4.3	295.5	224.9	4.2	229.1

Commercial
Concrete placement	81.7	—	81.7	111.5	—	111.5
Refuse collection	109.2	—	109.2	101.2	—	101.2
Other	30.7	0.6	31.3	27.0	1.7	28.7
Total commercial	221.6	0.6	222.2	239.7	1.7	241.4
Corporate and intersegment eliminations	0.3	(5.2)	(4.9)	0.3	(6.2)	(5.9)
Consolidated	$1,803.4	$—	$1,803.4	$1,586.3	$—	$1,586.3

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
		As adjusted
	2018	2017
Operating income (loss):
Access equipment	$66.4	$13.7
Defense	71.1	65.8
Fire & emergency	39.9	25.3
Commercial	18.7	8.3
Corporate	(35.6)	(38.6)
Consolidated	160.5	74.5
Interest expense, net of interest income	(11.5)	(13.7)
Miscellaneous income (expense), net	(1.2)	(0.2)
Income before income taxes and earnings of unconsolidated affiliates	$147.8	$60.6

	December 31, 2018	September 30, 2018
Identifiable assets:
Access equipment:
U.S.	$2,165.1	$2,207.2
Europe	403.8	406.6
Rest of the World	218.0	215.2
Total access equipment	2,786.9	2,829.0
Defense:
U.S.	874.9	824.2
Rest of the World	9.5	5.1
Total defense	884.4	829.3
Fire & emergency - U.S.	543.1	564.9
Commercial:
U.S.	395.8	364.3
Rest of the World	43.3	45.4
Total commercial	439.1	409.7
Corporate:
U.S. (a)	270.1	548.6
Rest of the World (b)	106.5	112.7
Total corporate	376.6	661.3
Consolidated	$5,030.1	$5,294.2
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$646.2	$448.1	$273.1	$217.7	$(5.0)	$1,580.1
Europe, Africa and Middle East	113.7	15.9	11.0	1.8	0.1	142.5
Rest of the World	66.6	0.1	11.4	2.7	—	80.8
	$826.5	$464.1	$295.5	$222.2	$(4.9)	$1,803.4

	Three Months Ended December 31, 2017
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$462.2	$371.1	$216.5	$232.9	$(6.0)	$1,276.7
Europe, Africa and Middle East	112.5	122.3	0.1	0.5	0.1	235.5
Rest of the World	53.5	0.1	12.5	8.0	—	74.1
	$628.2	$493.5	$229.1	$241.4	$(5.9)	$1,586.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; performance issues with key suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2019 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.51 in the first quarter of fiscal 2019, which significantly exceeded earnings per share of $0.74 in the first quarter of fiscal 2018. The strong results in the first quarter of fiscal 2019 were led by double-digit revenue gains in the access equipment and fire & emergency segments and higher consolidated operating income and operating income margin. Results for the first quarter of fiscal 2019 included $7.0 million, or $0.10 per share, of charges related to adjustments to the repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”) required under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted in the United States in December 2017. The first quarter of fiscal 2019 benefited by $0.08 per share compared to the first quarter of fiscal 2018 as a result of share repurchases completed in the last twelve months. The Company repurchased nearly 2.6 million shares for $170.0 million in the first quarter of fiscal 2019, or nearly half of its $350 million target for fiscal 2019 share repurchases. Results for the first quarter of fiscal 2018 included $14.1 million, or $0.18 per share, of after-tax charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments and discrete tax benefits of $6.5 million, or $0.08 per share, as a result of the implementation of tax legislation in the United States.

Consolidated net sales in the first quarter of fiscal 2019 increased $217.1 million, or 13.7%, to $1.80 billion compared to the first quarter of fiscal 2018, led by a 31.6% increase in sales in the access equipment segment. The sales growth in the access equipment segment reflected the continued favorable business conditions experienced by this segment’s rental company customers and improved production rates as the segment was completing the move of North American telehandler production in fiscal 2018. Consolidated sales for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $1.76 billion, an increase of $178.6 million, or 11.3%, compared to the first quarter of fiscal 2018.

Access equipment segment orders exceeded $1.5 billion for the first quarter of fiscal 2019, the second highest quarter ever for this segment, reflecting ongoing strong demand for access equipment. Utilization rates, rental rates and used equipment values all remained healthy, supporting the strong market conditions the access equipment segment saw in North America for access equipment. Third-party forecasts that the Company follows have generally positive views on construction activity in fiscal 2019, further supporting the Company’s positive outlook in fiscal 2019 for this segment.

Consolidated operating income increased 115.4% to $160.5 million, or 8.9% of sales, in the first quarter of fiscal 2019 compared to $74.5 million, or 4.7% of sales, in the first quarter of fiscal 2018. First quarter fiscal 2018 results included $18.6 million of charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments. Operating income margins increased by 200 basis points or more in all four segments, although the defense segment margin increase was due to applying the new revenue recognition standard. Consolidated operating income for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $135.3 million, or 7.7% of sales.

As a result of the positive start to fiscal 2019 and an improved access equipment segment outlook, the Company increased its fiscal 2019 earnings per share estimate range from $6.50 to $7.25 to a range of $6.90 to $7.40 on estimated operating income of $685 million to $735 million and estimated consolidated sales of between $8.05 billion and $8.25 billion. The revised estimate includes an approximate $0.10 per share charge related to adjustments to the Transition Tax. Excluding the adjustment to the Transition Tax, the Company increased its fiscal 2019 adjusted earnings per share estimate range to a range of $7.00 to $7.50.

Strong order activity in the access equipment segment in the first quarter of fiscal 2019 and the continued positive outlook from the access equipment segment rental company customers resulted in the Company increasing its fiscal 2019 sales estimate range for the access equipment segment. The Company now expects access equipment segment fiscal 2019 sales to be $3.8 billion to $4.0 billion, compared to the Company’s previous expectation of $3.6 billion to $3.9 billion. The revised access equipment segment sales estimate range for fiscal 2019 represents an estimated 1% to 6% increase from fiscal 2018 sales. The Company is also increasing its fiscal 2019 operating income margin estimate range for the access equipment segment from a range of 10.0% to 11.0% to a range of 10.75% to 11.25%.

The Company continues to expect defense segment fiscal 2019 sales to be approximately $2.0 billion with operating income margin in the range of 9.5% to 9.75%.

The Company’s fiscal 2019 sales and operating income margin expectations for the fire & emergency segment remain unchanged at approximately $1.2 billion and a range of 13.25% to 13.5%, respectively.

The Company also did not change its commercial segment expectations for fiscal 2019 of approximately $1.05 billion of sales at an operating income margin in the range of 7.0% and 7.25%.

The Company expects flat to slightly higher earnings per share in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 on modestly higher sales. There were several positive earnings drivers in the second quarter of fiscal 2018 that are not expected to recur and the Company expects chassis availability issues in the commercial segment to adversely impact second quarter results compared to the prior year quarter.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2019	2018
Net sales:
Access equipment	$826.5	$628.2
Defense	464.1	493.5
Fire & emergency	295.5	229.1
Commercial	222.2	241.4
Intersegment eliminations and other	(4.9)	(5.9)
	$1,803.4	$1,586.3

First Quarter Fiscal 2019 Compared to 2018

Consolidated net sales in the first quarter of fiscal 2019 increased $217.1 million, or 13.7%, compared to the first quarter of fiscal 2018 due to higher access equipment and fire & emergency segment sales, offset in part by lower defense and commercial segment sales.

Access equipment segment net sales in the first quarter of fiscal 2019 increased $198.3 million, or 31.6%, compared to the first quarter of fiscal 2018. The increase in sales was led by a significant increase in telehandler sales volume in North America ($142 million), reflecting continued favorable business conditions and improved production rates as the access equipment segment was completing the move of North American telehandler production in fiscal 2018. Higher pricing to cover material cost escalation also contributed to the increase in sales ($20 million).

Defense segment net sales in the first quarter of fiscal 2019 decreased $29.4 million, or 6.0%, compared to the first quarter of fiscal 2018. The decrease in sales was due to the absence of international Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV) sales in the first quarter of fiscal 2019, offset in part by the continued ramp up of sales to the U.S. government under the Joint Light Tactical Vehicle (JLTV) program and changes associated with the application of the new revenue recognition standard. Defense segment sales for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $449.5 million, a decrease of 8.9% compared to the first quarter of fiscal 2018.

Fire & emergency segment net sales in the first quarter of fiscal 2019 increased $66.4 million, or 29.0%, compared to the first quarter of fiscal 2018 as a result of the timing of deliveries and changes associated with the application of the new revenue recognition standard. Fire & emergency segment sales for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $268.7 million, an increase of 17.3% compared to the first quarter of fiscal 2018.

Commercial segment net sales in the first quarter of fiscal 2019 decreased $19.2 million, or 8.0%, compared to the first quarter of fiscal 2018 on a lower mix of package sales, which include third-party chassis.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2019	2018
Cost of sales:
Access equipment	$695.5	$551.7
Defense	369.5	407.0
Fire & emergency	234.3	183.6
Commercial	181.3	206.2
Intersegment eliminations and other	(5.5)	(5.2)
	$1,475.1	$1,343.3

First Quarter Fiscal 2019 Compared to 2018

Consolidated cost of sales in the first quarter of fiscal 2019 was $1.48 billion, or 81.8% of sales, compared to $1.34 billion, or 84.7% of sales, in the first quarter of fiscal 2018. The 290 basis point decrease in cost of sales as a percentage of sales was due to improved pricing (150 basis points), the absence of charges and operating inefficiencies related to restructuring actions in the access equipment segment (100 basis points) and the application of the new revenue recognition standard, including an increase in contract margins on the JLTV program upon the receipt of a large order in the defense segment in the quarter (90 basis points), the favorable resolution of contract compliance matters in the defense segment (40 basis points) and favorable warranty expense (30 basis points), offset in part by higher material costs (120 basis points).

Access equipment segment cost of sales in the first quarter of fiscal 2019 was $695.5 million, or 84.2% of sales, compared to $551.7 million, or 87.8% of sales, in the first quarter of fiscal 2018. The 360 basis point decrease in cost of sales as a percentage of sales was largely due to the absence of charges and operating inefficiencies related to restructuring actions (250 basis points) and improved pricing (180 basis points), offset in part by higher material costs (130 basis points).

Defense segment cost of sales in the first quarter of fiscal 2019 was $369.5 million, or 79.6% of sales, compared to $407.0 million, or 82.5% of sales, in the first quarter of fiscal 2018. The 290 basis point decrease in cost of sales as a percentage of sales was attributable to the application of the new revenue recognition standard, including an increase in contract margins on the JLTV program upon the receipt of the large order in the quarter (350 basis points) and the favorable resolution of contract compliance matters (130 basis points), offset in part by adverse product mix (240 basis points).

Fire & emergency segment cost of sales in the first quarter of fiscal 2019 was $234.3 million, or 79.3% of sales, compared to $183.6 million, or 80.1% of sales, in the first quarter of fiscal 2018. The 80 basis point decrease in cost of sales as a percentage of sales was primarily attributable to flat research & development spending on higher sales (100 basis points) and improved warranty costs (80 basis points), offset in part by adverse product mix (120 basis points).

Commercial segment cost of sales in the first quarter of fiscal 2019 was $181.3 million, or 81.6% of sales, compared to $206.2 million, or 85.4% of sales, in the first quarter of fiscal 2018. The 380 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable mix.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2019	2018
Operating income (loss):
Access equipment	$66.4	$13.7
Defense	71.1	65.8
Fire & emergency	39.9	25.3
Commercial	18.7	8.3
Corporate	(35.6)	(38.6)
	$160.5	$74.5

First Quarter Fiscal 2019 Compared to 2018

Consolidated operating income in the first quarter of fiscal 2019 increased 115.4% to $160.5 million, or 8.9% of sales, compared to $74.5 million, or 4.7% of sales, in the first quarter of fiscal 2018. The increase in operating income was primarily a result of the impact of improved pricing ($36 million), higher gross margin associated with a higher consolidated sales volume ($29 million), the application of the new revenue recognition standard ($25 million) and the absence of restructuring-related charges ($19 million), offset in part by higher material costs ($21 million) and other inflationary cost increases.

Access equipment segment operating income in the first quarter of fiscal 2019 increased 384.7% to $66.4 million, or 8.0% of sales, compared to $13.7 million, or 2.2% of sales, in the first quarter of fiscal 2018. The increase in operating income was primarily due to the higher gross margin associated with higher sales volume ($40 million), improved pricing ($20 million) and the absence of restructuring-related expenses ($16 million), offset in part by higher material costs ($13 million) and adverse product mix ($5 million). The first quarter of fiscal 2018 also included a benefit of $5.5 million related to the collection of a receivable that had previously been fully reserved.

Defense segment operating income increased 8.1% to $71.1 million, or 15.3% of sales, in the first quarter of fiscal 2019 compared to $65.8 million, or 13.3% of sales, in the first quarter of fiscal 2018. The increase in operating income was due to changes associated with the application of the new revenue recognition standard, including an increase in contract margins on the JLTV program upon the receipt of a $1.7 billion order in the quarter and the favorable resolution of contract compliance matters ($6 million), offset in part by the lower gross margin associated with lower sales volume ($10 million) and an adverse product mix ($12 million). Defense segment operating income for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $51.9 million, or 11.5% of sales. The benefit of applying the new revenue recognition standard experienced in the first quarter of fiscal 2019 is expected to be offset by an adverse impact in the final three quarters of the fiscal year. The full year impact of the new revenue recognition standard is expected to be immaterial to defense segment operating income.

Fire & emergency segment operating income in the first quarter of fiscal 2019 increased 57.7% to $39.9 million, or 13.5% of sales, compared to $25.3 million, or 11.0% of sales, in the first quarter of fiscal 2018. The increase in operating income was largely a result of the impact of the higher gross margin associated with higher sales volume. Fire & emergency segment operating income for the first quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $34.1 million, or 12.7% of sales.

Commercial segment operating income in the first quarter of fiscal 2019 increased 125.3% to $18.7 million, or 8.4% of sales, compared to $8.3 million, or 3.4% of sales, in the first quarter of fiscal 2018. The increase in operating income was largely a result of lower operating expenses ($3 million), the absence of restructuring-related costs in the first quarter of fiscal 2019 and lower warranty expense ($2 million). The commercial segment incurred $2.5 million of restructuring charges in the first quarter of fiscal 2018.

Corporate operating costs decreased $3.0 million to $35.6 million in the first quarter of fiscal 2019 compared to $38.6 million in the first quarter of fiscal 2018. The decrease in corporate operating costs is primarily due to lower share-based compensation costs and a decrease in post-retirement liabilities.

Consolidated selling, general and administrative expenses increased 0.4% to $158.6 million, or 8.8% of sales, in the first quarter of fiscal 2019 compared to $157.9 million, or 10.0% of sales, in the first quarter of fiscal 2018.

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2019 Compared to 2018

Interest expense net of interest income decreased $2.2 million to $11.5 million in the first quarter of fiscal 2019 compared to $13.7 million in the first quarter of fiscal 2018.

Other miscellaneous expense of $1.2 million in the first quarter of fiscal 2019 and $0.2 million in the first quarter of fiscal 2018 primarily related to net foreign currency transaction gains and losses and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense of $39.7 million in the first quarter of fiscal 2019, or 26.9% of pre-tax income, compared to $4.7 million, or 7.8% of pre-tax income, in the first quarter of fiscal 2018. Results for the first quarter of fiscal 2019 were adversely impacted by discrete tax charges of $7.3 million, including $6.2 million of charges for uncertain tax position reserves related to the Transition Tax liability and $0.8 million related to adjustments to the Transition Tax liability.

Results for the first quarter of fiscal 2018 were favorably impacted by discrete tax benefits of $10.3 million, primarily due to favorable share-based compensation tax benefits of $3.3 million and a $6.5 million net benefit related to the implementation of the Tax Reform Act. On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the transition tax on deemed repatriation of deferred foreign income in first quarter of fiscal 2018.

Equity in earnings of unconsolidated affiliates of $0.9 million in the first quarter of fiscal 2019 and $0.5 million in the first quarter of fiscal 2018 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for its operations. Other sources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At December 31, 2018, the Company had cash and cash equivalents of $159.9 million and $762.3 million of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company expects to meet its fiscal 2019 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

During the first quarter of fiscal 2019, the Company repurchased 2,563,087 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors in August 2015, at a cost of $170.0 million. As of December 31, 2018, the Company had approximately 1.7 million shares of Common Stock remaining under this repurchase authorization.

The Company expects to generate approximately $615 million of cash flow from operations in fiscal 2019. The Company expects that during fiscal 2019 approximately $165 million of cash will be utilized for capital spending needs. The Company is targeting $350 million of the cash generated in fiscal 2019 to be utilized for share repurchases, including repurchases completed in the first quarter. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at December 31, 2018

The Company’s capitalization was as follows (in millions):

	December 31,	September 30,
	2018	2018
Cash and cash equivalents	$159.9	$454.6
Total debt	818.3	818.0
Total shareholders’ equity	2,411.2	2,513.5
Total capitalization (debt plus equity)	3,229.5	3,331.5
Debt to total capitalization	25.3%	24.6%

The Company’s ratio of debt to total capitalization of 25.3% at December 31, 2018 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 63 days at September 30, 2018 to 66 days at December 31, 2018 primarily as a result of timing of payments from the U.S. government in the defense segment. Days sales outstanding for segments other than the defense segment decreased from 53 days at September 30, 2018 to 48 days at December 31, 2018. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased slightly from 5.1 times at September 30, 2018 to 4.8 times at December 31, 2018 as a result of higher inventory levels in the access equipment segment.

Cash Flows

Operating Cash Flows

Operating activities used $85.9 million of cash in the first three months of fiscal 2019 compared to the generation of$29.2 million in the first three months of fiscal 2018. The decrease in operating cash flow in the first three months of fiscal 2019 as compared to the first three months of fiscal 2018 was primarily the result of increased working capital, reflecting lower accounts payable in the access equipment segment as a result of the timing of inventory receipts and payments, lower customer advances in the fire & emergency segment as a result of a shift in customer mix and higher inventories in the access equipment segment.

Investing Cash Flows

Investing activities used cash of $15.1 million in the first three months of fiscal 2019 compared to $18.2 million in the first three months of fiscal 2018. The Company anticipates that it will spend $165 million on capital expenditures in fiscal 2019, higher than the Company’s typical capital spending, reflecting the construction of the Company’s new global headquarters in Oshkosh, Wisconsin.

Financing Cash Flows

Financing activities used cash of $194.5 million in the first three months of fiscal 2019 compared to $79.0 million in the first three months of fiscal 2018. The increase in cash utilized for financing activities was due to an increase in Common Stock repurchases under the repurchase authorization approved by the Company’s Board of Directors. In the first three months of fiscal 2019, the Company repurchased 2,563,087 shares of its Common Stock at an aggregate cost of $170.0 million. In the first three months of fiscal 2018, the Company repurchased 748,000 shares of its Common Stock at an aggregate cost of $63.7 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. At December 31, 2018, outstanding letters of credit of $87.7 million reduced available capacity under the Revolving Credit Facility to $762.3 million. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2018 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Notes

In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). The proceeds of the note issuance were used to repay existing outstanding notes of the Company.

On May 17, 2018 the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”) at a $1.0 million discount. The Company used the net proceeds from the sale of the 2028 Senior Notes to repay certain outstanding notes of the Company and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. The 2025 Senior Notes and the 2028 Senior Notes were issued pursuant to separate indentures (the “Indentures”) between the Company and a trustee. The Indentures contain customary affirmative and negative covenants. The Company has the option to redeem the 2025 Senior Notes for a premium after March 1, 2020. The Company has the option to redeem the 2028 Senior Notes at any time for a premium.

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2018.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2018 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. In the first quarter of fiscal 2019, the Company adopted ASC 606 relating to revenue recognition, as discussed in Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2018 have not materially changed since that report was filed, except for the Company’s adoption of ASC 606 relating to revenue recognition, as discussed in Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the first three months of fiscal 2019. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at December 31, 2018 increased 10.4% to $6.26 billion compared to $4.79 billion at December 31, 2017. Access equipment segment backlog increased 7.6% to $1.70 billion at December 31, 2018 compared to $1.58 billion at December 31, 2017 primarily due to improved telehandler demand. Defense segment backlog increased 72.3% to $3.20 billion at December 31, 2018 compared to $1.85 billion at December 31, 2017 primarily due to a $1.7 billion order for approximately 6,100 JLTVs and kits received from the U.S. Army during the first quarter of fiscal 2019. Fire & emergency segment backlog decreased 3.6% to $949.5 million at December 31, 2018 compared to $985.1 million at December 31, 2017. Commercial segment backlog increased 11.1% to $415.4 million at December 31, 2018 compared to $373.9 million at December 31, 2017.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog in the access equipment segment can generally be canceled without penalty. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 30% of the Company’s December 31, 2018 backlog is not expected to be filled in fiscal 2019.

Non-GAAP Financial Measures

The Company is forecasting earnings per share excluding items that affect comparability. When the Company forecasts earnings per share, excluding items, these are considered non-GAAP financial measures. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company’s operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s results prepared in accordance with GAAP. The table below presents a reconciliation of the Company’s presented GAAP measures to the most directly comparable non-GAAP measures:

	Fiscal 2019 Expectations
	Low	High

Earnings per share-diluted (GAAP)	$6.90	$7.40
Repatriation tax adjustment	0.10	0.10
Adjusted earnings per share-diluted (non-GAAP)	$7.00	$7.50

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2018 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting, with the exception of those changes related to the adoption of ASC 606, Revenue from Contracts with Customers, that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The adoption of this guidance resulted in insignificant policy, process and related internal control changes to conform with the requirements of the new standard across all non-defense segments, while the impact to the defense segment process and controls was substantial due to the increased use of the cost-to-cost method to measure progress on contracts, which requires more management judgment. Refer to Note 2 and Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of ASC 606, Revenue from Contracts with Customers, on the Company.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2018, which have not materially changed.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	300,317	$66.61	300,317	3,939,217
November 1 - November 30	1,182,925	$66.73	1,182,925	2,756,292
December 1 - December 31	1,079,845	$65.77	1,079,845	1,676,447
Total	2,563,087		2,563,087	1,676,447

(1)
On August 31, 2015, the Company’s Board of Directors increased the Company’s authorization to repurchase shares of the Company’s Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of December 31, 2018, the Company had repurchased 8,622,751 shares of Common Stock under this authorization. As a result, 1,676,447 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2018. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. In addition and with certain exceptions, the Company’s credit agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends or distributions after April 3, 2018 in an aggregate amount not exceeding the sum of (i) 1.46 billion (ii) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 3, 2018 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and (iii) 100% of the aggregate net proceeds received by the Company subsequent to April 3, 2018 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company’s indentures for its senior notes due 2025 and senior notes due 2028 also contain restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2019.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 31, 2019.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2019.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 31, 2019.

101
The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 31, 2019	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

January 31, 2019	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 31, 2019	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)