Form 10-Q
period 2019-03-31
OSHKOSH CORP
filed 2019-04-30
CIK 775158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No
As of April 23, 2019, 69,915,542 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION
FORM 10-Q INDEX
FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION
1
ITEM 1. FINANCIAL STATEMENTS
1
OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
		As adjusted		As adjusted
	2019	2018	2019	2018
Net sales	$1,990.2	$1,886.4	$3,793.6	$3,472.7
Cost of sales	1,632.3	1,550.4	3,107.4	2,893.7
Gross income	357.9	336.0	686.2	579.0

Operating expenses:
Selling, general and administrative	173.0	170.4	331.6	328.3
Amortization of purchased intangibles	9.3	9.2	18.5	19.8
Total operating expenses	182.3	179.6	350.1	348.1
Operating income	175.6	156.4	336.1	230.9

Other income (expense):
Interest expense	(13.7)	(16.1)	(27.4)	(31.5)
Interest income	2.0	8.1	4.2	9.8
Miscellaneous, net	1.2	(1.3)	—	(1.5)
Income before income taxes and earnings (losses) of unconsolidated affiliates	165.1	147.1	312.9	207.7
Provision for income taxes	36.2	36.2	75.9	40.9
Income before earnings (losses) of unconsolidated affiliates	128.9	110.9	237.0	166.8
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	(0.1)	0.5	0.4
Net income	$128.5	$110.8	$237.5	$167.2

Earnings per share:
Basic	$1.84	$1.49	$3.37	$2.24
Diluted	1.82	1.47	3.33	2.21

Cash dividends declared per share on Common Stock	$0.27	$0.24	$0.54	$0.48

The accompanying notes are an integral part of these financial statements

1

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$128.5	$110.8	$237.5	$167.2
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(3.8)	0.5	(3.8)	1.0
Currency translation adjustments	(6.9)	16.5	(15.7)	18.6
Change in fair value of derivative instruments	(0.2)	0.3	(0.2)	0.3
Total other comprehensive income (loss), net of tax	(10.9)	17.3	(19.7)	19.9
Comprehensive income	$117.6	$128.1	$217.8	$187.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts; unaudited)

	March 31,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$321.9	$454.6
Receivables, net	1,077.8	1,521.6
Unbilled receivables, net	384.5	—
Inventories, net	1,503.5	1,227.7
Other current assets	82.0	66.0
Total current assets	3,369.7	3,269.9
Property, plant and equipment, net	504.0	481.1
Goodwill	1,001.6	1,007.9
Purchased intangible assets, net	450.9	469.4
Other long-term assets	143.2	65.9
Total assets	$5,469.4	$5,294.2

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$—
Accounts payable	825.4	776.9
Customer advances	497.8	444.9
Payroll-related obligations	142.5	192.5
Other current liabilities	344.4	275.8
Total current liabilities	1,810.1	1,690.1
Long-term debt, less current maturities	818.5	818.0
Other long-term liabilities	341.1	272.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	798.1	814.8
Retained earnings	2,200.3	2,007.9
Accumulated other comprehensive loss	(135.6)	(106.8)
Common Stock in treasury, at cost (5,202,448 and 2,730,707 shares, respectively)	(363.8)	(203.1)
Total shareholders’ equity	2,499.7	2,513.5
Total liabilities and shareholders’ equity	$5,469.4	$5,294.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at December 31, 2018	$0.7	$797.6	$2,090.8	$(124.7)	$(353.2)	$2,411.2
Net income	—	—	128.5	—	—	128.5
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(6.9)	—	(6.9)
Cash dividends ($0.27 per share)	—	—	(19.0)	—	—	(19.0)
Repurchases of Common Stock	—	—	—	—	(25.0)	(25.0)
Exercise of stock options	—	(5.6)	—	—	12.5	6.9
Stock-based compensation expense	—	7.4	—	—	—	7.4
Payment of stock-based restricted and performance shares	—	(0.9)	—	—	0.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at December 31, 2017	$0.9	$799.3	$2,438.2	$(122.4)	$(822.6)	$2,293.4
Net income	—	—	110.8	—	—	110.8
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.5	—	0.5
Currency translation adjustments	—	—	—	16.5	—	16.5
Cash dividends ($0.24 per share)	—	—	(17.9)	—	—	(17.9)
Repurchases of Common Stock	—	—	—	—	(65.0)	(65.0)
Exercise of stock options	—	(1.3)	—	—	5.2	3.9
Stock-based compensation expense	—	6.3	—	—	—	6.3
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.1)	(0.1)
Other	—	0.3	—	0.3	0.6	1.2
Balance at March 31, 2018	$0.9	$804.3	$2,531.1	$(105.1)	$(881.6)	$2,349.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share amounts; unaudited)

	Six Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	237.5	—	—	237.5
Employee pension and postretirement benefits, net of tax of $1.0	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(15.7)	—	(15.7)
Cash dividends ($0.54 per share)	—	—	(38.3)	—	—	(38.3)
Repurchases of Common Stock	—	—	—	—	(195.0)	(195.0)
Exercise of stock options	—	(7.4)	—	—	16.0	8.6
Stock-based compensation expense	—	15.3	—	—	—	15.3
Payment of stock-based restricted and performance shares	—	(24.2)	—	—	24.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.3)	(7.3)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7

	Six Months Ended March 31, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	167.2	—	—	167.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.0	—	1.0
Currency translation adjustments	—	—	—	18.6	—	18.6
Cash dividends ($0.48 per share)	—	—	(35.9)	—	—	(35.9)
Repurchases of Common Stock	—	—	—	—	(128.7)	(128.7)
Exercise of stock options	—	(3.1)	—	—	15.6	12.5
Stock-based compensation expense	—	13.8	—	—	—	13.8
Payment of stock-based restricted and performance shares	—	(8.9)	—	—	8.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.5)	(7.5)
Other	—	0.3	—	0.3	0.6	1.2
Balance at March 31, 2018	$0.9	$804.3	$2,531.1	$(105.1)	$(881.6)	$2,349.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions; unaudited)

	Six Months Ended March 31,
	2019	2018
Operating activities:
Net income	$237.5	$167.2
Depreciation and amortization	57.1	61.3
Stock-based compensation expense	15.3	13.8
Deferred income taxes	3.4	(21.8)
(Gain) loss on sale of assets	0.7	(0.6)
Foreign currency transaction (gains) losses	1.7	(0.7)
Other non-cash adjustments	(0.5)	1.1
Changes in operating assets and liabilities	(162.2)	(176.4)
Net cash provided by operating activities	153.0	43.9

Investing activities:
Additions to property, plant and equipment	(50.6)	(37.9)
Additions to equipment held for rental	(12.2)	(2.9)
Proceeds from sale of equipment held for rental	6.6	4.4
Other investing activities	(0.1)	(0.5)
Net cash used by investing activities	(56.3)	(36.9)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	13.1
Repayments of debt (original maturities greater than three months)	—	(17.9)
Repurchases of Common Stock	(202.3)	(136.2)
Dividends paid	(38.3)	(35.9)
Proceeds from exercise of stock options	8.6	12.5
Net cash used by financing activities	(232.0)	(164.4)

Effect of exchange rate changes on cash	2.6	(1.7)
Decrease in cash and cash equivalents	(132.7)	(159.1)
Cash and cash equivalents at beginning of period	454.6	447.0
Cash and cash equivalents at end of period	$321.9	$287.9

Supplemental disclosures:
Cash paid for interest	$28.3	$29.7
Cash paid for income taxes	47.5	24.0

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

Under the new guidance, the majority of the Company’s contracts with the U.S. government follow an over time model that uses the cost-to-cost method to measure performance. Previously the Company had recognized revenue from these contracts on the percentage of completion method using either the cost-to-cost or the units-complete method. In addition, the new guidance changes the definition of a contract, resulting in the Company no longer considering unexercised government options in the measurement of completion and profitability. The new guidance is expected to result in additional volatility in the Company’s earnings based upon the date of receipt of contract orders.

In the fire & emergency segment, the point in time at which “control transfers” to the customer differs from when the Company no longer maintains “risk of loss”, which under the new guidance delays the point in time at which the Company will recognize revenue on contracts for which the end user, rather than the Company’s dealer, is the Company’s customer. In the commercial segment, the Company builds certain units on chassis owned by the end customer. Revenue related to these arrangements moved from a point in time revenue recognition model to an over time model that is measured using the cost-to-cost method of percentage-of-completion as the Company is enhancing a customer asset. In addition, under the new guidance, the Company defers revenue, including the estimated profit, for service warranties instead of recording a liability for estimated costs.

See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s revenue recognition method under the new revenue guidance.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Condensed Consolidated Financial Statements as of October 1, 2018 was as follows (in millions):

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

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended March 31, 2019 was as follows (in millions):

	Three Months Ended March 31, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Statement of Income
Net sales	$1,990.2	$1,974.7	$15.5
Cost of sales	1,632.3	1,623.6	8.7
Gross income	$357.9	$351.1	$6.8

Operating income	$175.6	$168.8	$6.8

Income before income taxes and earnings of unconsolidated affiliates	$165.1	$158.3	$6.8
Provision for income taxes	36.2	34.6	1.6
Income before earnings of unconsolidated affiliates	128.9	123.7	5.2
Equity in earnings of unconsolidated affiliates	(0.4)	(0.4)	—
Net income	$128.5	$123.3	$5.2

Earnings per share:
Basic	$1.84	$1.76	$0.08
Diluted	1.82	1.74	0.08

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Statement of Income
Net sales	$3,793.6	$3,740.0	$53.6
Cost of sales	3,107.4	3,085.8	21.6
Gross income	$686.2	$654.2	$32.0

Operating income	$336.1	$304.1	$32.0

Income before income taxes and earnings of unconsolidated affiliates	$312.9	$280.9	$32.0
Provision for income taxes	75.9	68.3	7.6
Income before earnings of unconsolidated affiliates	237.0	212.6	24.4
Equity in earnings of unconsolidated affiliates	0.5	0.5	—
Net income	$237.5	$213.1	$24.4

Earnings per share:
Basic	$3.37	$3.02	$0.35
Diluted	3.33	2.99	0.34

	March 31, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Balance Sheet
Assets
Receivables, net	$1,077.8	$1,376.0	$(298.2)
Unbilled receivables, net	384.5	—	384.5
Inventories, net	1,503.5	1,572.4	(68.9)
Other current assets	82.0	82.0	—
Total current assets	3,369.7	3,352.3	17.4
Other long-term assets	143.2	132.1	11.1
Total assets	5,469.4	5,440.9	28.5

Liabilities and Shareholders’ Equity
Customer advances	$497.8	$491.6	$6.2
Other current liabilities	344.4	321.9	22.5
Total current liabilities	1,810.1	1,781.4	28.7
Other long-term liabilities	341.1	305.3	35.8
Retained earnings	2,200.3	2,236.3	(36.0)
Total shareholders’ equity	2,499.7	2,535.7	(36.0)
Total liabilities and shareholders’ equity	5,469.4	5,440.9	28.5

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for capitalization, when applicable. The Company adopted ASU 2017-07 on October 1, 2018. The impact of this standard was a reclassification of $0.5 million and $1.2 million of other components of net periodic pension cost to “Miscellaneous, net” on the Condensed Consolidated Statement of Income for the three and six months ended March 31, 2018, respectively. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its Employee Benefit Plans footnote for the prior period as the estimation basis for applying the required retrospective presentation requirements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act enacted in the United States in December 2017 (the “Tax Reform Act”), thereby eliminating the resulting stranded tax effect. The Company adopted ASU 2018-02 on October 1, 2018. The Company increased retained earnings by $9.1 million upon adoption of ASU 2018-02 to eliminate the tax effects stranded in accumulated other comprehensive income resulting from the Tax Reform Act.

Standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has since issued amendments to this standard, which requires lessees to reflect most leases on their balance sheet as lease liabilities with corresponding right-of-use assets, while leaving presentation of lease expense in the statement of income largely unchanged. The standard also eliminates the real-estate specific provisions that exist under current U.S. GAAP and modifies the classification criteria and accounting lessors must apply to sales-type and direct financing leases. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. In addition, the new guidance provides for certain practical expedients. The Company will be required to adopt ASU 2016-02 and related amendments to the standard as of October 1, 2019.

The Company is currently evaluating its lease landscape to assess the effect of the new guidance on the Company’s consolidated financial statements. It is also focused on designing new processes, controls and a system solution to support the Company’s implementation and compliance with the requirements of the new standard. The Company plans to adopt the new guidance effective October 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

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

3.    Revenue Recognition

Revenue is recognized when control of the goods or services promised under a contract are transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received.

Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration (e.g., the transaction price) is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation, which are determinable based on observable standalone selling prices or are estimated using an expected cost plus a margin approach. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. When the amount of consideration allocated to a performance obligation through this process differs from the invoiced amount, it results in a contract asset or liability. The identification of performance obligations within a contract requires significant judgment.

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

Revenue for performance obligations consisting of machinery, vehicle and after-market parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. In the commercial segment, concrete mixer and refuse collection products are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset.

All non-defense segments offer aftermarket services related to their respective products such as repair, refurbishment and maintenance (together, “services”). The Company generally recognizes revenue on service performance obligations over time using the method that results in the most faithful depiction of transfer of control to the customer. Non-defense segments also offer extended warranty coverage as an option on most products. The Company considers extended warranties to be service-type warranties and therefore a performance obligation. Service-type warranties differ from the Company’s standard, or assurance-type warranties, as they are generally separately priced and negotiated as part of the contract and/or provide additional coverage beyond what the customer or customer group that purchases the product would receive under an assurance-type

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

warranty. The Company has concluded that its extended warranties are stand-ready obligations to perform and therefore recognizes revenue ratably over the coverage period. The Company also provides a standard warranty on its products and services at no additional cost to its customers in most instances. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on product assurance warranties.

Defense segment revenue

The majority of the Company’s defense segment net sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense products. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for approximately 90% of defense segment revenue in fiscal 2018. Contracts with defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company also designs, develops, manufactures or modifies defense products for international customers through Direct Commercial Sale contracts. The defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

The Company evaluates the promised goods and services within defense segment contracts at inception to identify performance obligations. The goods and services in defense segment contracts are typically not distinct from one another as they are generally customized and have complex inter-relationships and the Company is responsible for overall management of the contract. As a result, defense segment contracts are typically accounted for as a single performance obligation. The defense segment provides standard warranties for its products for periods that typically range from one to two years. These assurance-type warranties typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on product assurance warranties.

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

The Company recognizes revenue on defense segment contracts as performance obligations are satisfied and control of the underlying goods and services is transferred to the customer. In making this evaluation, the defense segment considers contract terms, payment terms and whether there is an alternative future use for the good or service. Through this process the Company has concluded that substantially all of the defense segment’s performance obligations, including a majority of performance obligations for aftermarket goods and services, transfer to the customer continuously during the contract term and therefore revenue is recognized over time. For U.S. government and FMS program contracts, this determination is supported by the inclusion of clauses within contracts that allow the customer to terminate a contract at its convenience. When the clause is present, the Company is entitled to compensation for the work performed through the date of notification at a price that reflects actual costs plus a reasonable margin in exchange for transferring its work in process to the customer. For contracts that do not contain termination for convenience provisions, the Company is generally able to support the continuous transfer of control determination as a result of the customized nature of its goods and services and contractual rights.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Cumulative estimate-at completion (EAC) adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. For contracts with only aftermarket parts performance obligations, revenue is recognized at the time the parts are physically committed to the order or based on shipping terms depending on whether the contracts contain a termination for convenience clause. For performance obligations consisting solely of services, revenue is recognized either by using the cost-to-cost method of percentage-of-completion method or as the Company has the right to bill the customer in instances that billing rights approximates timing of transfer of control to the customer.

There is significant judgment involved in estimating sales and costs within the defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. Contract adjustments in the defense segment increased net sales, operating income, net income and diluted earnings per share by $18.0 million, $11.3 million, $8.7 million and $0.13 per share, respectively, during the three months ended March 31, 2019 and $49.6 million, $41.6 million, $31.9 million and $0.45 per share, respectively, during the six months ended March 31, 2019.

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$968.9	$1.4	$274.3	$148.1	$(5.2)	$1,387.5
Over time	18.7	485.3	8.9	89.8	—	602.7
	$987.6	$486.7	$283.2	$237.9	$(5.2)	$1,990.2

	Six Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$1,776.7	$1.7	$565.2	$269.3	$(10.1)	$2,602.8
Over time	37.4	949.1	13.5	190.8	—	1,190.8
	$1,814.1	$950.8	$578.7	$460.1	$(10.1)	$3,793.6

See Note 19 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the fire & emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the fire & emergency segment, the Company’s contracts typically do not contain a significant financing component. In the fire & emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the fire & emergency segment and the customer at contract inception. Interest due on customer advances of $3.7 million and $7.3 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2019, respectively. Interest due on customer advances of $4.8 million and $9.4 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2018, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $608.8 million as of March 31, 2019, of which $497.8 million, $62.8 million and $48.2 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. Total contract liabilities were $594.4 million as of October 1, 2018, of which $472.1 million, $75.0 million and $47.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $237.4 million and $473.4 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and six months ended March 31, 2019, respectively.

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment.

Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contracts from customers during the three or six months ended March 31, 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Outstanding balances related to service-type warranties are included within contract liabilities disclosed above. Revenue related to service warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Changes in the Company’s service-type warranties were as follows (in millions):

	Six Months Ended March 31,
	2019	2018
Balance at beginning of period	$30.7	$30.8
Adoption of ASC 606	35.7	—
Deferred revenue for new service warranties	12.8	5.6
Amortization of deferred revenue	(12.5)	(5.0)
Changes in liability for pre-existing warranties, net	0.1	(0.5)
Foreign currency translation	(0.3)	0.2
Balance at end of period	$66.5	$31.1

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations

As of March 31, 2019, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.61 billion, of which $1.95 billion is expected to be satisfied and revenue recognized in the remaining six months of fiscal 2019, $2.19 billion is expected to be satisfied and revenue recognized in fiscal 2020 and $464.3 million is expected to be satisfied and revenue recognized beyond fiscal 2020. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.

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

4.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At March 31, 2019, the Company had reserved 6,979,736 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2019 was $8.3 million ($6.7 million net of tax) and $15.9 million ($13.2 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2018 was $5.7 million ($4.4 million net of tax) and $14.2 million ($11.0 million net of tax), respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$3.0	$3.1	$6.0	$6.2
Interest cost	4.7	4.5	9.4	9.0
Expected return on plan assets	(5.0)	(5.1)	(10.0)	(10.1)
Amortization of prior service cost	0.5	0.5	0.9	0.9
Curtailment	1.2	—	1.2	—
Amortization of net actuarial loss	0.1	0.4	0.1	0.9
Net periodic benefit cost	$4.5	$3.4	$7.6	$6.9

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$0.7	$0.9	$1.5	$1.8
Interest cost	0.5	0.4	1.0	0.9
Amortization of prior service benefit	(0.3)	(0.3)	(0.7)	(0.5)
Amortization of net actuarial gain	—	0.1	(0.1)	0.1
Net periodic benefit cost	$0.9	$1.1	$1.7	$2.3

Components of net periodic benefit cost other than service cost are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

6.    Income Taxes

The Company recorded income tax expense of $36.2 million for the three months ended March 31, 2019, or 21.9% of pre-tax income, compared to $36.2 million, or 24.6% of pre-tax income, for the three months ended March 31, 2018. As a result of the Tax Reform Act, results for the three months ended March 31, 2019 were subject to a federal income tax rate of 21% versus the 24.5% blended rate applicable to results for the three months ended March 31, 2018. Results for the three months ended March 31, 2019 were favorably impacted by $0.2 million of net discrete tax benefits, including a $1.5 million benefit related to receiving tax incentives in a foreign jurisdiction and a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction. Results for the three months ended March 31, 2018 were favorably impacted by $1.1 million of net discrete tax benefits, including a $1.2 million benefit related to employee share-based payments.

The Company recorded income tax expense of $75.9 million for the six months ended March 31, 2019, or 24.3% of pre-tax income, compared to $40.9 million, or 19.7% of pre-tax income for the six months ended March 31, 2018. Due to the Tax Reform Act, results for the six months ended March 31, 2019 were subject to a federal income tax rate of 21% versus the 24.5% blended rate applicable to results for the six months ended March 31, 2018. Results for the six months ended March 31, 2019 were unfavorably impacted by $7.1 million of net discrete tax charges, including $6.2 million of tax charges related to uncertain tax position reserves, a $1.5 million benefit related to receiving tax incentives in a foreign jurisdiction, a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction and a $0.8 million charge related to adjustments to the repatriation tax required under the Tax Reform Act. Results for the six months

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ended March 31, 2018 were favorably impacted by $11.4 million of net discrete tax benefits, including $4.5 million of tax benefits related to employee share-based payments and a $6.5 million net tax benefit related to the Tax Reform Act.

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

The Company recorded a tax benefit of $30.2 million during fiscal 2018 as a result of the remeasurement of deferred tax assets and liabilities required as a result of the Tax Reform Act, which completed the Company’s remeasurement of deferred taxes under the Tax Reform Act. To-date, the Company has recorded net total expense of $20.3 million with respect to the Transition Tax.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $90.9 million and $33.7 million as of March 31, 2019 and September 30, 2018, respectively. Included in the Company’s March 31, 2019 liability for gross unrecognized tax benefits is a $4.4 million reserve related to the Transition Tax liability and a $53.1 million reserve recorded with respect to a temporary deferred position that the Company anticipates taking on its fiscal year 2019 federal income tax return. As of March 31, 2019, net unrecognized tax benefits, excluding interest and penalties, of $22.9 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During each of the six months ended March 31, 2019 and 2018, the Company recognized an expense of $0.6 million related to interest and penalties. At March 31, 2019, the Company had accruals for the payment of interest and penalties of $5.8 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $6.3 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

7.    Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	70,042,761	74,519,741	70,761,437	74,685,082
Dilutive stock options and other equity-based compensation awards	714,033	977,808	675,685	1,077,722
Diluted weighted-average common shares outstanding	70,756,794	75,497,549	71,437,122	75,762,804

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options	608,698	254,000	775,894	257,837

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Receivables

Receivables consisted of the following (in millions):

	March 31, 2019	September 30, 2018
U.S. government:
Amounts billed	$81.0	$156.3
Costs and profits not billed	—	235.4
	81.0	391.7
Other trade receivables	975.4	1,089.4
Finance receivables	11.3	11.7
Notes receivable	0.7	1.4
Other receivables	31.4	48.6
	1,099.8	1,542.8
Less allowance for doubtful accounts	(11.2)	(9.9)
	$1,088.6	$1,532.9

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2019	September 30, 2018
Current receivables	$1,077.8	$1,521.6
Long-term receivables	10.8	11.3
	$1,088.6	$1,532.9

Due to the adoption of ASC 606, certain contracts in the defense and commercial segments are now recognized on the cost-to-cost method of percentage-of-completion. Costs and profits not billed under these contracts are now recognized as “Unbilled receivables, net” on the Company’s Condensed Consolidated Balance Sheets.

Finance and notes receivable accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Receivables on nonaccrual status	$2.7	$10.2	$—	$—
Receivables past due 90 days or more and still accruing	—	—	—	—

Receivables subject to general reserves	8.0	1.5	—	—
Allowance for doubtful accounts	—	—	—	—
Receivables subject to specific reserves	3.3	10.2	0.7	1.4
Allowance for doubtful accounts	(2.4)	(2.8)	—	—

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. As of March 31, 2019, approximately 81% of the outstanding finance receivables balance was due from three parties. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Losses on troubled debt restructurings were not significant during the three and six months ended March 31, 2019 and 2018.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.7	$—	$7.8	$10.5	$1.5	$6.1	$6.9	$14.5
Provision for doubtful accounts, net of recoveries	(0.3)	—	1.1	0.8	0.2	(4.5)	0.6	(3.7)
Charge-off of accounts	—	—	(0.1)	(0.1)	—	2.0	(0.1)	1.9
Foreign currency translation	—	—	—	—	—	0.2	—	0.2
Allowance at end of period	$2.4	$—	$8.8	$11.2	$1.7	$3.8	$7.4	$12.9

	Six Months Ended March 31, 2019				Six Months Ended March 31, 2018
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.8	$—	$7.1	$9.9	$1.5	$10.0	$6.8	$18.3
Provision for doubtful accounts, net of recoveries	(0.4)	—	1.8	1.4	0.2	(8.5)	0.8	(7.5)
Charge-off of accounts	—	—	(0.1)	(0.1)	—	2.0	(0.2)	1.8
Foreign currency translation	—	—	—	—	—	0.3	—	0.3
Allowance at end of period	$2.4	$—	$8.8	$11.2	$1.7	$3.8	$7.4	$12.9

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Inventories

Inventories consisted of the following (in millions):

	March 31, 2019	September 30, 2018
Raw materials	$766.3	$639.2
Partially finished products	278.5	354.3
Finished products	559.4	330.2
Inventories at FIFO cost	1,604.2	1,323.7
Less: Excess of FIFO cost over LIFO cost	(100.7)	(96.0)
	$1,503.5	$1,227.7

Due to the adoption of ASC 606, certain contracts in the defense and commercial segments are now recognized on the cost-to-cost method of percentage-of-completion. Costs incurred under these contracts are now recognized as “Unbilled receivables, net” on the Company’s Condensed Consolidated Balance Sheets.

10.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2019	September 30, 2018
Land and land improvements	$54.4	$54.2
Buildings	310.9	297.6
Machinery and equipment	682.4	673.0
Software and related costs	172.9	164.4
Equipment on operating lease to others	29.2	22.1
Construction in progress	27.7	11.4
	1,277.5	1,222.7
Less accumulated depreciation	(773.5)	(741.6)
	$504.0	$481.1

Depreciation expense was $18.7 million and $19.9 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense was $37.8 million and $40.0 million for the six months ended March 31, 2019 and 2018, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2019 and September 30, 2018 was $23.0 million and $17.2 million, respectively.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the six months ended March 31, 2019 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Net goodwill at September 30, 2018	$880.9	$106.1	$20.9	$1,007.9
Foreign currency translation	(6.2)	—	(0.1)	(6.3)
Net goodwill at March 31, 2019	$874.7	$106.1	$20.8	$1,001.6

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2019			September 30, 2018
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,806.8	$(932.1)	$874.7	$1,813.0	$(932.1)	$880.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.8	(175.9)	20.9
	$2,111.6	$(1,110.0)	$1,001.6	$2,117.9	$(1,110.0)	$1,007.9

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(31.6)	$23.8
Technology-related	11.9	104.7	(102.2)	2.5
Customer relationships	12.8	555.0	(519.6)	35.4
Other	16.3	16.4	(14.9)	1.5
	14.7	731.5	(668.3)	63.2
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(668.3)	$450.9

	September 30, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.9)	$24.5
Technology-related	11.9	104.7	(101.8)	2.9
Customer relationships	12.8	555.0	(502.3)	52.7
Other	16.2	16.4	(14.8)	1.6
	14.7	731.5	(649.8)	81.7
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(649.8)	$469.4

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2019 and the five years succeeding September 30, 2019 are as follows: 2019 (remaining six months) - $18.4 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; and 2024 - $1.7 million.

12.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.7)	$274.3
5.375% Senior Notes due March 2025	250.0	(2.2)	247.8
4.600% Senior Notes due May 2028	300.0	(3.6)	296.4
	$825.0	$(6.5)	$818.5

	September 30, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.8)	$274.2
5.375% Senior Notes due March 2025	250.0	(2.4)	247.6
4.600% Senior Notes due May 2028	300.0	(3.8)	296.2
	$825.0	$(7.0)	$818.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. During fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. At March 31, 2019, outstanding letters of credit of $65.2 million reduced available capacity under the Revolving Credit Facility to $784.8 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2019, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2019 was 3.75%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2019.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2019, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $254 million ($257 million at September 30, 2018) and $304 million ($299 million at September 30, 2018), respectively. The fair value of the Term Loan approximated book value at both March 31, 2019 and September 30, 2018. See Note 18 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2019	2018
Balance at beginning of period	$75.3	$68.0
Adoption of ASC 606	(14.3)	—
Warranty provisions	21.2	24.7
Settlements made	(22.8)	(23.8)
Changes in liability for pre-existing warranties, net	(0.3)	2.0
Foreign currency translation	(0.2)	0.1
Balance at end of period	$58.9	$71.0

Due to the adoption of ASC 606, the Company determined that certain warranties previously classified as assurance-type warranties are service-type warranties. The liabilities associated with service-type warranties are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

14.    Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2019 the Company guaranteed an aggregate of $652.1 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2019 was $121.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2019 the Company guaranteed to support an aggregate of $107.4 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at March 31, 2019 was $10.7 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Balance at beginning of period	$10.1	$9.8	$10.4	$9.1
Provision for new credit guarantees	3.1	0.4	4.4	1.7
Changes for pre-existing guarantees, net	1.0	(0.6)	0.1	(0.6)
Amortization of previous guarantees	(1.3)	(0.6)	(2.0)	(1.2)
Foreign currency translation	—	0.1	—	0.1
Balance at end of period	$12.9	$9.1	$12.9	$9.1

15.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2019 and September 30, 2018, the estimated net liabilities for product and general liability claims totaled $37.8 million and $36.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $693.6 million and $599.2 million at March 31, 2019 and September 30, 2018, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $65.2 million and $91.1 million at March 31, 2019 and September 30, 2018, respectively.

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

On February 24, 2019, one of the Company’s manufacturing facilities in Dodge Center, Minnesota, suffered a partial roof collapse as a result of heavy snow accumulation. The Company has worked to find alternative sources for production activities that were impacted as a result of the collapse. The Company has insurance coverage for the repair or replacement of assets that suffered damage or loss, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss. The Company’s insurance policies also provide business interruption coverage, including lost profits, and the reimbursement of other expenses and costs that have been incurred relating to the damages and losses suffered. For the three months ended March 31, 2019, the Company incurred expenses of $3.3 million related to physical damages, which included the write-off of the damaged plant, equipment and inventory, wages paid to employees while the facility was closed and professional fees to secure and maintain the facility. The Company estimates the replacement cost associated with damaged equipment will be approximately $10 million. An advance payment of $5.0 million was received from the insurer during the second quarter of fiscal 2019.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Shareholders’ Equity

On August 31, 2015, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. The Company repurchased 2,876,713 shares of Common Stock under this authorization during the six months ended March 31, 2019 at a cost of $195.0 million. The Company repurchased 1,587,013 shares of Common Stock under this authorization during the six months ended March 31, 2018 at a cost of $128.7 million. As of March 31, 2019, the Company had repurchased 8,936,377 shares under this authorization, leaving 1,362,821 shares of Common Stock remaining. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

17.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(20.0)	$(105.0)	$0.3	$(124.7)
Other comprehensive income (loss) before reclassifications	(3.9)	(6.9)	(0.2)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(6.9)	(0.2)	(10.9)
Balance at end of period	$(23.8)	$(111.9)	$0.1	$(135.6)

	Three Months Ended March 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.7)	$(76.5)	$(0.2)	$(122.4)
Other comprehensive income (loss) before reclassifications	—	16.5	0.3	16.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net current period other comprehensive income (loss)	0.5	16.5	0.3	17.3
Balance at end of period	$(45.2)	$(60.0)	$0.1	$(105.1)

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended March 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at October 1, 2018	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	(3.9)	(15.7)	(0.2)	(19.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(15.7)	(0.2)	(19.7)
Balance at end of period	$(23.8)	$(111.9)	$0.1	$(135.6)

	Six Months Ended March 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	18.6	0.3	18.9
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	—	1.0
Net current period other comprehensive income (loss)	1.0	18.6	0.3	19.9
Balance at end of period	$(45.2)	$(60.0)	$0.1	$(105.1)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2	$0.2	$0.4
Actuarial (gains) losses	Miscellaneous, net	0.1	0.5	—	1.0
Total before tax		0.3	0.7	0.2	1.4
Tax provision (benefit)		(0.2)	(0.2)	(0.1)	(0.4)
Net of tax		$0.1	$0.5	$0.1	$1.0

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2019.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	0.3	—	0.3

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
SERP plan assets (a)	$22.1	$—	$—	$22.1
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.2	$—	$0.2
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

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$463.5	$—	$463.5	$487.2	$—	$487.2
Telehandlers	319.5	—	319.5	234.9	—	234.9
Other	204.6	—	204.6	205.8	—	205.8
Total access equipment	987.6	—	987.6	927.9	—	927.9

Defense	486.2	0.5	486.7	427.8	0.4	428.2

Fire & emergency	279.0	4.2	283.2	269.1	4.0	273.1

Commercial
Concrete placement	115.3	—	115.3	114.6	—	114.6
Refuse collection	92.0	—	92.0	117.8	—	117.8
Other	29.8	0.8	30.6	29.1	2.4	31.5
Total commercial	237.1	0.8	237.9	261.5	2.4	263.9
Corporate and intersegment eliminations	0.3	(5.5)	(5.2)	0.1	(6.8)	(6.7)
Consolidated	$1,990.2	$—	$1,990.2	$1,886.4	$—	$1,886.4

	Six Months Ended March 31,
	2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$801.2	$—	$801.2	$810.7	$—	$810.7
Telehandlers	589.0	—	589.0	364.4	—	364.4
Other	423.9	—	423.9	381.0	—	381.0
Total access equipment	1,814.1	—	1,814.1	1,556.1	—	1,556.1

Defense	950.0	0.8	950.8	921.0	0.7	921.7

Fire & emergency	570.2	8.5	578.7	494.0	8.2	502.2

Commercial
Concrete placement	197.0	—	197.0	226.1	—	226.1
Refuse collection	201.2	—	201.2	219.0	—	219.0
Other	60.5	1.4	61.9	56.1	4.1	60.2
Total commercial	458.7	1.4	460.1	501.2	4.1	505.3
Corporate and intersegment eliminations	0.6	(10.7)	(10.1)	0.4	(13.0)	(12.6)
Consolidated	$3,793.6	$—	$3,793.6	$3,472.7	$—	$3,472.7

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
		As adjusted		As adjusted
	2019	2018	2019	2018
Operating income (loss):
Access equipment	$119.8	$97.6	$186.2	$111.3
Defense	52.2	48.4	123.3	114.2
Fire & emergency	36.6	36.0	76.5	61.3
Commercial	7.8	16.4	26.5	24.7
Corporate	(40.8)	(42.0)	(76.4)	(80.6)
Consolidated	175.6	156.4	336.1	230.9
Interest expense, net of interest income	(11.7)	(8.0)	(23.2)	(21.7)
Miscellaneous income (expense), net	1.2	(1.3)	—	(1.5)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$165.1	$147.1	$312.9	$207.7

	March 31, 2019	September 30, 2018
Identifiable assets:
Access equipment:
U.S.	$2,341.2	$2,207.2
Europe	415.0	406.6
Rest of the World	254.4	215.2
Total access equipment	3,010.6	2,829.0
Defense:
U.S.	829.2	824.2
Rest of the World	7.2	5.1
Total defense	836.4	829.3
Fire & emergency - U.S.	549.6	564.9
Commercial:
U.S.	434.4	364.3
Rest of the World	46.7	45.4
Total commercial	481.1	409.7
Corporate:
U.S. (a)	481.5	548.6
Rest of the World (b)	110.2	112.7
Total corporate	591.7	661.3
Consolidated	$5,469.4	$5,294.2
_________________________

(a)	Primarily includes cash and short-term investments.

(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

OSHKOSH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$724.0	$465.6	$274.0	$230.1	$(5.3)	$1,688.4
Europe, Africa and Middle East	163.2	21.0	0.9	0.3	—	185.4
Rest of the World	100.4	0.1	8.3	7.5	0.1	116.4
	$987.6	$486.7	$283.2	$237.9	$(5.2)	$1,990.2

	Three Months Ended March 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$709.3	$409.5	$258.9	$256.8	$(6.6)	$1,627.9
Europe, Africa and Middle East	150.7	18.6	1.1	0.1	(0.1)	170.4
Rest of the World	67.9	0.1	13.1	7.0	—	88.1
	$927.9	$428.2	$273.1	$263.9	$(6.7)	$1,886.4

	Six Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,370.2	$913.8	$547.0	$447.7	$(10.1)	$3,268.6
Europe, Africa and Middle East	276.9	36.9	11.9	2.2	—	327.9
Rest of the World	167.0	0.1	19.8	10.2	—	197.1
	$1,814.1	$950.8	$578.7	$460.1	$(10.1)	$3,793.6

	Six Months Ended March 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,171.5	$780.7	$475.5	$489.7	$(12.7)	$2,904.7
Europe, Africa and Middle East	263.2	140.9	1.2	0.6	—	405.9
Rest of the World	121.4	0.1	25.5	15.0	0.1	162.1
	$1,556.1	$921.7	$502.2	$505.3	$(12.6)	$3,472.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; performance issues with key suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2019 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.82 in the second quarter of fiscal 2019, which significantly exceeded earnings per share of $1.47 in the second quarter of fiscal 2018. Results for the second quarter of fiscal 2018 included $5.8 million, or $0.07 per share, of after-tax charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments. Improved access equipment segment operating results were the largest driver of the higher earnings per share, more than overcoming the impact of lower commercial segment results. The strong results in the second quarter of fiscal 2019 exemplify why the Company is a different integrated global industrial. Like many companies, the Company dealt with challenges related to uncertain trade policies and tariffs, tight labor markets, harsh weather and other macro factors in the second quarter that impacted each of the Company’s segments differently. Yet the Company was able to deliver 23.8% earnings per share growth over the second quarter of fiscal 2018. The Company believes the diversity of its end markets coupled with its integrated operations and supply chain allowed it to overcome these challenges and still deliver strong results. The second quarter of fiscal 2019 benefited by $0.12 per share compared to the second quarter of fiscal 2018 as a result of share repurchases completed in the last twelve months. The Company repurchased $25 million of Common Stock in the second quarter of fiscal 2019, bringing repurchases for the first six months of fiscal 2019 to $195 million, over 55% of its $350 million target for fiscal 2019 share repurchases.

Consolidated net sales in the second quarter of fiscal 2019 increased $103.8 million, or 5.5%, to $1.99 billion compared to the second quarter of fiscal 2018. Sales were up in all segments except commercial, reflecting the benefits of the Company’s diverse business portfolio. Commercial segment sales were negatively affected by the unexpected weather impact on production and, to a lesser extent, third-party chassis availability constraint. Sales in the second quarter of fiscal 2019 also benefited from the adoption of the new revenue recognition standard. Consolidated sales for the second quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $1.97 billion, an increase of $88.3 million, or 4.7%, compared to the second quarter of fiscal 2018.

Consolidated operating income increased 12.3% to $175.6 million, or 8.8% of sales, in the second quarter of fiscal 2019 compared to $156.4 million, or 8.3% of sales, in the second quarter of fiscal 2018. Second quarter fiscal 2018 results included $7.0 million of charges and operating inefficiencies associated with restructuring actions in the access equipment and commercial segments. A 160-basis point improvement in access equipment segment operating income margin drove the slightly higher consolidated operating income margin compared to the second quarter of fiscal 2018. Consolidated operating income for the second quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $168.8 million, or 8.5% of sales.

On February 24, 2019 one of the Company’s commercial segment manufacturing facilities in Dodge Center, Minnesota suffered a partial roof collapse as a result of heavy snow accumulation. The Company has worked to find alternative sources for production activities that were impacted as a result of the collapse. The Company has insurance coverage for the repair or replacement of assets that suffered damage or loss, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss. The Company’s insurance policies also provide business interruption coverage, including lost profits, and the reimbursement of other expenses and costs that have been incurred relating to the damages and losses suffered. For the three months ended March 31, 2019, the Company incurred expenses of $3.3 million related to physical damages, which included the write-off of the damaged plant, equipment and inventory, wages paid to employees while the facility was closed and professional fees to secure and maintain the facility. The Company estimates the replacement cost associated with damaged equipment will be approximately $10 million.

The Company estimates that the disruption to production as a result of the partial roof collapse will cause a loss in sales and operating income in fiscal 2019 of approximately $20 million and $15 million, respectively. The Company expects insurance will cover much of the costs and lost profits related to the damaged facility, but the Company does not expect to record a business interruption insurance recovery in fiscal 2019. Proceeds related to business interruption insurance are recorded in income only upon settlement with the insurance company.

As a result of the Company’s continued strong execution, healthy backlogs and solid outlook for its markets, the Company increased its fiscal 2019 earnings per share estimate range from $6.90 to $7.40 to a range of $7.40 to $7.70 on estimated operating income of $725 million to $755 million and estimated consolidated sales of between $8.20 billion and $8.30 billion. The revised estimate range includes an approximate $0.10 per share charge related to adjustments to the reserve related to a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”) under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). Excluding the adjustment to the Transition Tax liability, the Company increased its fiscal 2019 adjusted earnings per share estimate range to a range of $7.50 to $7.80.

Continued historically healthy backlog and the continued positive outlook from the access equipment segment rental company customers resulted in the Company increasing its fiscal 2019 sales estimate range for the access equipment segment. The Company believes that access equipment segment customers in the prior year were facing higher prices due to the significant jump in steel prices and the possibility of delivery challenges, which pushed them to order earlier than usual. The Company now expects access equipment segment fiscal 2019 sales to be $3.95 billion to $4.05 billion, compared to the Company’s previous expectation of $3.80 billion to $4.00 billion. The revised access equipment segment sales estimate range for fiscal 2019 represents an estimated 5% to 7% increase from fiscal 2018 sales. The Company is also increasing its fiscal 2019 operating income margin estimate range for the access equipment segment from a range of 10.75% to 11.25% to a range of 11.75% to 12.00%. The increase reflects the expected higher sales, more favorable mix and improved cost profile.

The Company continues to expect defense segment fiscal 2019 sales to be approximately $2.0 billion with operating income margin in the range of 9.5% to 9.75%.

The Company now expects fire & emergency segment fiscal 2019 sales to be approximately $1.225 billion, compared to the Company’s previous expectation of approximately $1.2 billion. The Company is also increasing its fiscal 2019 operating income margin estimate range for the fire & emergency segment from a range of 13.25% to 13.50% to a range of 13.50% to 13.75%.

The Company is lowering commercial segment sales and operating income margin ranges to reflect the expected impact of the weather-related production disruptions on the segment’s results. The Company now expects commercial segment fiscal 2019 sales to be approximately $1.025 billion, compared to the Company’s previous expectation of approximately $1.05 billion. The Company now expects fiscal 2019 operating income margin estimate range for the commercial segment from a range of 5.75% to 6.00%, down from its previous estimated range of 7.00% to 7.25%.

The Company is increasing the fiscal 2019 corporate expense estimate range by $5 million to a range of $150 million to $155 million to reflect expected higher incentive compensation expense. The Company is also refining the effective tax rate to approximately 22% and reducing the assumed share count by 500,000 to 71 million shares. The revised effective tax rate estimate includes a charge related to adjustments to the Transition Tax liability. Excluding the adjustments to the Transition Tax liability, the Company’s effective tax rate is estimated to be approximately 21%. The Company expects higher earnings per share in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 on sales growth in all segments except commercial.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2019	2018	2019	2018
Net sales:
Access equipment	$987.6	$927.9	$1,814.1	$1,556.1
Defense	486.7	428.2	950.8	921.7
Fire & emergency	283.2	273.1	578.7	502.2
Commercial	237.9	263.9	460.1	505.3
Intersegment eliminations and other	(5.2)	(6.7)	(10.1)	(12.6)
	$1,990.2	$1,886.4	$3,793.6	$3,472.7

Second Quarter Fiscal 2019 Compared to 2018

Consolidated net sales in the second quarter of fiscal 2019 increased $103.8 million, or 5.5%, compared to the second quarter of fiscal 2018 due to higher access equipment, defense and fire & emergency segment sales. The commercial segment reported lower sales in the second quarter of fiscal 2019 as a result of unusually severe winter weather, which caused disruptions at one of its manufacturing facilities.

Access equipment segment net sales in the second quarter of fiscal 2019 increased $59.7 million, or 6.4%, compared to the second quarter of fiscal 2018. The increase in sales was due to increased sales volume and higher pricing in response to higher material costs ($37 million). Sales grew in all regions in the second quarter of fiscal 2019, led by the Pacific Rim.

Defense segment net sales in the second quarter of fiscal 2019 increased $58.5 million, or 13.7%, compared to the second quarter of fiscal 2018. The increase in sales was due to the continued ramp up of sales to the U.S. government under the Joint Light Tactical Vehicle (JLTV) program and changes associated with the application of the new revenue recognition standard. Defense segment sales for the second quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $472.8 million, an increase of 10.4% compared to the second quarter of fiscal 2018.

Fire & emergency segment net sales in the second quarter of fiscal 2019 increased $10.1 million, or 3.7%, compared to the second quarter of fiscal 2018 as a result of the sale of higher content units and improved pricing ($6 million).

Commercial segment net sales in the second quarter of fiscal 2019 decreased $26.0 million, or 9.9%, compared to the second quarter of fiscal 2018 on lower deliveries as severe winter weather, including the partial roof collapse due to extreme snow accumulation, negatively impacted production at one of its manufacturing facilities.

First Six Months of Fiscal 2019 Compared to 2018

Consolidated net sales increased $320.9 million, or 9.2%, to $3.79 billion in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 due to higher access equipment, fire & emergency and defense segment sales, offset in part by lower commercial segment sales.

Access equipment segment net sales increased $258.0 million, or 16.6%, to $1.81 billion in the first six months of fiscal 2019 compared to the first six months of fiscal 2018. The increase in sales was led by a significant increase in telehandler sales volume in North America ($195 million), reflecting continued favorable business conditions and improved production rates as the access equipment segment was completing the move of North American telehandler production in fiscal 2018. Higher pricing to cover material cost escalation also contributed to the increase in sales ($56 million).

Defense segment net sales increased $29.1 million, or 3.2%, to $950.8 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018. The increase in sales was primarily due to the continued ramp up of sales to the U.S. government under the JLTV program and changes associated with the application of the new revenue recognition standard, offset in part by the absence of international Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV) sales. Defense segment sales for the first six months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $922.3 million, an increase of 0.1% compared to the first six months of fiscal 2018.

Fire & emergency segment net sales increased $76.5 million, or 15.2%, to $578.7 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 as a result of the timing of deliveries, changes associated with the application of the new revenue recognition standard and improved pricing ($12 million). Fire & emergency segment sales for the first six months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $554.8 million, an increase of 10.5% compared to the first six months of fiscal 2018.

Commercial segment net sales decreased $45.2 million, or 8.9%, to $460.1 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 on lower deliveries as severe winter weather, including the partial roof collapse due to extreme snow accumulation, negatively impacted production at one of its manufacturing facilities and a lower mix of package sales, which include third-party chassis.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2019	2018	2019	2018
Cost of sales:
Access equipment	$795.0	$759.4	$1,490.5	$1,311.1
Defense	410.0	357.0	779.5	764.0
Fire & emergency	224.4	214.5	458.7	398.1
Commercial	205.6	223.4	386.9	429.6
Intersegment eliminations and other	(2.7)	(3.9)	(8.2)	(9.1)
	$1,632.3	$1,550.4	$3,107.4	$2,893.7

Second Quarter Fiscal 2019 Compared to 2018

Consolidated cost of sales in the second quarter of fiscal 2019 was $1.63 billion, or 82.0% of sales, compared to $1.55 billion, or 82.2% of sales, in the second quarter of fiscal 2018. The 20 basis point decrease in cost of sales as a percentage of sales was due to improved pricing (210 basis points) and the absence of charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments (30 basis points), offset in part by higher material costs (180 basis points) and the absence of the recognition of deferred margin for a customer on the cost recovery method of accounting that had been recognized in the second quarter of fiscal 2018 (40 basis points).

Access equipment segment cost of sales in the second quarter of fiscal 2019 was $795.0 million, or 80.5% of sales, compared to $759.4 million, or 81.8% of sales, in the second quarter of fiscal 2018. The 130 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (280 basis points), improved production efficiencies (70 basis points) and the absence of charges and operating inefficiencies related to restructuring actions (50 basis points), offset in part by higher material and labor costs (250 basis points) and the absence of the recognition of deferred margin for a customer on the cost recovery method of accounting that had been recognized in the second quarter of fiscal 2018 (80 basis points).

Defense segment cost of sales in the second quarter of fiscal 2019 was $410.0 million, or 84.2% of sales, compared to $357.0 million, or 83.4% of sales, in the second quarter of fiscal 2018. The 80 basis point increase in cost of sales as a percentage of sales was attributable to costs related to the start-up of a manufacturing facility (110 basis points) and adverse product mix (100 basis points), offset in part by the application of the new revenue recognition standard, including an increase in contract margins on the Family of Heavy Tactical Vehicle (FHTV) program upon the receipt of orders in the quarter (100 basis points).

Fire & emergency segment cost of sales in the second quarter of fiscal 2019 was $224.4 million, or 79.2% of sales, compared to $214.5 million, or 78.5% of sales, in the second quarter of fiscal 2018. The 70 basis point increase in cost of sales as a percentage of sales was primarily attributable to higher material costs (170 basis points) offset in part by improved pricing (140 basis points).

Commercial segment cost of sales in the second quarter of fiscal 2019 was $205.6 million, or 86.4% of sales, compared to $223.4 million, or 84.7% of sales, in the second quarter of fiscal 2018. The 170 basis point increase in cost of sales as a percentage of sales was primarily attributable to lost sales and costs incurred in association with the extreme winter weather related business disruption (230 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

First Six Months of Fiscal 2019 Compared to 2018

Consolidated cost of sales was $3.11 billion, or 81.9% of sales, in the first six months of fiscal 2019 compared to $2.89 billion, or 83.3% of sales, in the first six months of fiscal 2018. The 140 basis point decrease in cost of sales as a percentage of sales was due to improved pricing (170 basis points), the absence of charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments (70 basis points) and the application of the new revenue recognition standard (60 basis points), offset in part by higher material costs (190 basis points).

Access equipment segment cost of sales was $1.49 billion, or 82.2% of sales, in the first six months of fiscal 2019 compared to $1.31 billion, or 84.3% of sales, in the first six months of fiscal 2018. The 210 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (230 basis points) and the absence of charges and operating inefficiencies related to restructuring actions (140 basis points), offset in part by higher material and labor costs (180 basis points).

Defense segment cost of sales was $779.5 million, or 82.0% of sales, in the first six months of fiscal 2019 compared to $764.0 million, or 82.9% of sales, in the first six months of fiscal 2018. The 90 basis point decrease in cost of sales as a percentage of sales was attributable to the application of the new revenue recognition standard (220 basis points) offset in part by adverse product mix (130 basis points).

Fire & emergency segment cost of sales was $458.7 million, or 79.3% of sales, in the first six months of fiscal 2019 compared to $398.1 million, or 79.3% of sales, in the first six months of fiscal 2018. Improved pricing was offset by higher material costs.

Commercial segment cost of sales was $386.9 million, or 84.1% of sales, in the first six months of fiscal 2019 compared to $429.6 million, or 85.0% of sales, in the first six months of fiscal 2018. The 90 basis point decrease in cost of sales as a percentage of sales was largely due to favorable mix (170 basis points) and improved pricing (180 basis points), offset in part by higher material costs (200 basis points), lost sales and costs associated with the extreme winter weather related business disruption (120 basis points) and the absence of charges and operating inefficiencies related to restructuring actions (30 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2019	2018	2019	2018
Operating income (loss):
Access equipment	$119.8	$97.6	$186.2	$111.3
Defense	52.2	48.4	123.3	114.2
Fire & emergency	36.6	36.0	76.5	61.3
Commercial	7.8	16.4	26.5	24.7
Corporate	(40.8)	(42.0)	(76.4)	(80.6)
	$175.6	$156.4	$336.1	$230.9

Second Quarter Fiscal 2019 Compared to 2018

Consolidated operating income in the second quarter of fiscal 2019 increased 12.3% to $175.6 million, or 8.8% of sales, compared to $156.4 million, or 8.3% of sales, in the second quarter of fiscal 2018. The increase in operating income was primarily a result of improved access equipment segment results and the absence of restructuring-related charges, offset in part by lower commercial segment results.

Access equipment segment operating income in the second quarter of fiscal 2019 increased 22.7% to $119.8 million, or 12.1% of sales, compared to $97.6 million, or 10.5% of sales, in the second quarter of fiscal 2018. The increase in operating income was primarily due to improved pricing ($37 million), the higher gross margin associated with higher sales volume ($9 million), the absence of restructuring-related expenses ($5 million) and improved operational efficiencies ($5 million), offset in part by higher material costs ($27 million). The second quarter of fiscal 2018 also included a benefit of $7.7 million related to the recognition of deferred margin upon the receipt of cash from a customer on the cost recovery method of accounting.

Defense segment operating income in the second quarter of fiscal 2019 increased 7.9% to $52.2 million, or 10.7% of sales, compared to $48.4 million, or 11.3% of sales, in the second quarter of fiscal 2018. The increase in operating income was due to changes associated with the application of the new revenue recognition standard ($7 million), including an increase in contract margins on the FHTV program upon the receipt of orders in the second quarter of fiscal 2019, and the higher gross margin associated with higher sales volume ($7 million), offset in part by an adverse product mix ($5 million) and costs to start up a manufacturing facility ($5 million). Defense segment operating income for the second quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $44.8 million, or 9.5% of sales.

Fire & emergency segment operating income in the second quarter of fiscal 2019 increased 1.7% to $36.6 million, or 12.9% of sales, compared to $36.0 million, or 13.2% of sales, in the second quarter of fiscal 2018. Improved pricing in the second quarter of fiscal 2019 was almost completely offset by higher material costs.

Commercial segment operating income in the second quarter of fiscal 2019 decreased 52.4% to $7.8 million, or 3.3% of sales, compared to $16.4 million, or 6.2% of sales, in the second quarter of fiscal 2018. The decrease in operating income was largely a result of the business disruption caused by the weather-related production disruptions. The commercial segment incurred $1.8 million of restructuring charges in the second quarter of fiscal 2018.

Corporate operating costs decreased $1.2 million to $40.8 million in the second quarter of fiscal 2019 compared to $42.0 million in the second quarter of fiscal 2018.

Consolidated selling, general and administrative expenses increased 1.5% to $173.0 million, or 8.7% of sales, in the second quarter of fiscal 2019 compared to $170.4 million, or 9.0% of sales, in the second quarter of fiscal 2018. The increase in consolidated selling, general and administrative expenses was generally a result of higher bad debt expense. The Company had favorable bad debt recovery in the second quarter of fiscal 2018 as a result of the collection of receivables that had previously been fully reserved.

First Six Months of Fiscal 2019 Compared to 2018

Consolidated operating income in the first six months of fiscal 2019 increased 45.6% to $336.1 million, or 8.9% of sales, compared to $230.9 million, or 6.6% of sales, in the first six months of fiscal 2018. The increase in operating income was primarily a result of the impact of improved pricing ($87 million), higher gross margin associated with a higher consolidated sales volume ($48 million), the application of the new revenue recognition standard ($32 million) and the absence of restructuring-related charges ($26 million), offset in part by higher material costs ($58 million) and higher production costs ($11 million). The first six months of fiscal 2018 also included a benefit of $8.9 million related to the collection of receivables that had previously been fully reserved and a benefit of $7.7 million related to the recognition of deferred margin upon the receipt of cash from a customer on the cost recovery method of accounting.

Access equipment segment operating income in the first six months of fiscal 2019 increased 67.3% to $186.2 million, or 10.3% of sales, compared to $111.3 million, or 7.2% of sales, in the first six months of fiscal 2018. The increase in operating income was primarily due to improved pricing ($56 million), higher gross margin associated with higher sales volume ($55 million) and the absence of restructuring-related expenses ($21 million), offset in part by higher material costs ($38 million) and adverse product mix ($13 million). The first six months of fiscal 2018 also included a benefit of $8.9 million related to the collection of receivables that had previously been fully reserved and a benefit of $7.7 million related to the recognition of deferred margin upon the receipt of cash from a customer.

Defense segment operating income in the first six months of fiscal 2019 increased 8.0% to $123.3 million, or 13.0% of sales, compared to $114.2 million, or 12.4% of sales, in the first six months of fiscal 2018. The increase in operating income was primarily a result of changes associated with the application of the new revenue recognition standard ($27 million) and the favorable resolution of contract compliance matters ($6 million), offset in part by an adverse product mix ($16 million). Defense segment operating income for the first six months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $96.7 million, or 10.5% of sales. The benefit of applying the new revenue recognition standard experienced in the first six months of fiscal 2019 is expected to be offset by an adverse impact in the final two quarters of the fiscal year. The full year impact of the new revenue recognition standard is expected to be immaterial to defense segment operating income.

Fire & emergency segment operating income in the first six months of fiscal 2019 increased 24.8% to $76.5 million, or 13.2% of sales, compared to $61.3 million, or 12.2% of sales, in the first six months of fiscal 2018. The increase in operating income was largely a result of the impact of the higher gross margin associated with higher sales volume. Fire & emergency segment operating income for the first six months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $72.1 million, or 13.0% of sales.

Commercial segment operating income in the first six months of fiscal 2019 increased 7.3% to $26.5 million, or 5.8% of sales, compared to $24.7 million, or 4.9% of sales, in the first six months of fiscal 2018. The increase in operating income was primarily a result of improved product mix ($5 million) and the absence of restructuring-related costs, offset in part by the impact of the business disruption caused by extreme winter weather in the second quarter of fiscal 2019. The commercial segment incurred $4.3 million of restructuring charges in the first six months of fiscal 2019.

Corporate operating costs in the first six months of fiscal 2019 decreased $4.2 million to $76.4 million compared to the first six months of fiscal 2018. The decrease in corporate operating costs was primarily due to lower incentive compensation expense.

Consolidated selling, general and administrative expenses increased 1.0% to $331.6 million, or 8.7% of sales, in the first six months of fiscal 2019 compared to $328.3 million, or 9.5% of sales, in the first six months of fiscal 2018.

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2019 Compared to 2018

Interest expense net of interest income increased $3.7 million to $11.7 million in the second quarter of fiscal 2019 compared to $8.0 million in the second quarter of fiscal 2018 primarily due to the receipt of interest income in the second quarter of fiscal 2018 from a customer that had been on non-accrual status.

Other miscellaneous income of $1.2 million in the second quarter of fiscal 2019 and other miscellaneous expense of $1.3 million in the second quarter of fiscal 2018 primarily related to net foreign currency transaction gains and losses, investment gains and losses on a rabbi trust and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense in the second quarter of fiscal 2019 of $36.2 million, or 21.9% of pre-tax income, compared to $36.2 million, or 24.6% of pre-tax income, in the second quarter of fiscal 2018. The decrease in the Company’s effective income tax rate is primarily due to tax reform enacted in the United States in December 2017. The Company had a blended federal statutory income tax rate 24.5% in fiscal 2018 versus 21.0% in fiscal 2109. The Company recorded $0.2 million and $1.1 million of discrete tax benefits in the second quarter of fiscal 2019 and 2018, respectively.

Equity in losses of unconsolidated affiliates of $0.4 million in the second quarter of fiscal 2019 and $0.1 million in the second quarter of fiscal 2018 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Six Months of Fiscal 2019 Compared to 2018

Interest expense net of interest income increased $1.5 million to $23.2 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018. Lower interest costs as the result of refinancing the Company’s debt was offset in part by the receipt of interest in the second quarter of fiscal 2018 from a customer that had been on non-accrual status.

Other miscellaneous expense of $1.5 million in the first six months of fiscal 2018 primarily related to net foreign currency transaction gains and losses, investment gains and losses on a rabbi trust and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense in the first six months of fiscal 2019 of $75.9 million, or 24.3% of pre-tax income, compared to $40.9 million, or 19.7% of pre-tax income, in the first six months of fiscal 2018. Results for the first six months of fiscal 2019 were adversely impacted by discrete tax charges of $7.1 million, including $6.2 million of charges for uncertain tax position reserves related to the Transition Tax liability and $0.8 million related to adjustments to the Transition Tax liability. Results for the first six months of fiscal 2018 were favorably impacted by discrete tax benefits of $11.4 million, primarily due to favorable share-based compensation tax benefits of $4.5 million and a $6.5 million net tax benefit related to tax reform in the United States.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $23.9 million due to a remeasurement of deferred tax assets and liabilities and a tax charge of $17.4 million due to the Transition Tax in first quarter of fiscal 2018.

Equity in earnings of unconsolidated affiliates of $0.5 million in the first six months of fiscal 2019 and $0.4 million in the first six months of 2018 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding. Other sources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At March 31, 2019, the Company had cash and cash equivalents of $321.9 million and $784.8 million of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company expects to meet its fiscal 2019 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

The Company expects to generate approximately $625 million of cash flow from operations in fiscal 2019. The Company expects that during fiscal 2019 approximately $175 million of cash will be utilized for capital spending needs. The Company is targeting $350 million of the cash generated in fiscal 2019 to be utilized for share repurchases, including repurchases completed in the first six months of fiscal 2019. On August 31, 2015, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 10,000,000 shares, increasing the repurchase authorization to 10,299,198 shares. As of March 31, 2019, the Company had repurchased 8,936,377 shares under this authorization, leaving 1,362,821 shares of Common Stock remaining. It is the Company’s intention to seek Board of Directors approval during the third quarter of fiscal 2019 to increase the share repurchase authorization to allow it to complete its targeted share repurchases for fiscal 2019 as well as for future repurchases. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at March 31, 2019

The Company’s capitalization was as follows (in millions):

	March 31,	September 30,
	2019	2018
Cash and cash equivalents	$321.9	$454.6
Total debt	818.5	818.0
Total shareholders’ equity	2,499.7	2,513.5
Total capitalization (debt plus equity)	3,318.2	3,331.5
Debt to total capitalization	24.7%	24.6%

The Company’s ratio of debt to total capitalization of 24.7% at March 31, 2019 remained within its targeted range.

During the first six months of fiscal 2019, the Company repurchased 2,876,713 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors in August 2015, at a cost of $195.0 million. As of March 31, 2019, the Company had approximately 1.4 million shares of Common Stock remaining under this repurchase authorization.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 63 days at September 30, 2018 to 62 days at March 31, 2019 primarily as a result of the partial collection of an outstanding receivable from an international customer. Days sales outstanding for segments other than the defense segment remained flat at 53 days at both September 30, 2018 and March 31, 2019. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.1 times at September 30, 2018 to 4.6 times at March 31, 2019 as a result of higher inventory levels in the access equipment segment.

Cash Flows

Operating Cash Flows

Operating activities generated $153.0 million of cash in the first six months of fiscal 2019 compared to the generation of $43.9 million in the first six months of fiscal 2018. The increase in operating cash flow in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 was primarily the result of higher consolidated net income.

Investing Cash Flows

Investing activities used cash of $56.3 million in the first six months of fiscal 2019 compared to $36.9 million in the first six months of fiscal 2018. The Company anticipates that it will spend $175 million on capital expenditures in fiscal 2019, an increase of $10 million from previous expectations due to additional capital required to repair the building and replace equipment damaged by adverse weather in the commercial segment. The higher than typical capital spending for the Company reflects the construction of the Company’s new global headquarters in Oshkosh, Wisconsin.

Financing Cash Flows

Financing activities used cash of $232.0 million in the first six months of fiscal 2019 compared to $164.4 million in the first six months of fiscal 2018. The increase in cash utilized for financing activities was due to an increase in Common Stock repurchases under the repurchase authorization approved by the Company’s Board of Directors. In the first six months of fiscal 2019, the Company repurchased 2,876,713 shares of its Common Stock at an aggregate cost of $195.0 million. In the first six months of fiscal 2018, the Company repurchased 1,587,013 shares of its Common Stock at an aggregate cost of $128.7 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. At March 31, 2019, outstanding letters of credit of $65.2 million reduced available capacity under the Revolving Credit Facility to $784.8 million. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2019 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2019.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 25% of the Company’s net sales in the first six months of fiscal 2019. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at March 31, 2019 increased 25.1% to $6.18 billion compared to $4.94 billion at March 31, 2018. Access equipment segment backlog decreased 13.4% to $1.55 billion at March 31, 2019 compared to $1.79 billion at March 31, 2018. Access equipment segment customers in the prior year were facing higher prices due to the significant jump in steel prices and the possibility of constrained deliveries, which likely pushed them to order earlier than usual. Defense segment backlog increased 81.7% to $3.09 billion at March 31, 2019 compared to $1.70 billion at March 31, 2018 primarily due to a $1.7 billion order for approximately 6,100 JLTVs and kits received from the U.S. Army during the first quarter of fiscal 2019. Fire & emergency segment backlog increased 6.4% to $1.09 billion at March 31, 2019 compared to $1.03 billion at March 31, 201

8. Commercial segment backlog increased 5.9% to $449.0 million at March 31, 2019 compared to $424.0 million at March 31, 2018.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog in the access equipment segment can generally be canceled without penalty. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 42% of the Company’s March 31, 2019 backlog is not expected to be filled in fiscal 2019.

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

	Fiscal 2019 Expectations
	Low	High

Effective income tax rate (GAAP)	22%	22%
Repatriation tax adjustment	1%	1%
Adjusted effective income tax rate (non-GAAP)	21%	21%

Earnings per share-diluted (GAAP)	$7.40	$7.70
Repatriation tax adjustment	0.10	0.10
Adjusted earnings per share-diluted (non-GAAP)	$7.50	$7.80

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, have not materially changed since that report was filed.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2019. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting, with the exception of those changes related to the implementation of a new information technology system for processing and accounting for payroll-related transactions, that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The implementation of the new payroll information technology system resulted in changes to processes and controls over the processing and reconciling of payroll-related transactions, including information used in the performance of these processes and controls.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	1,676,447
February 1 - February 28	—	$—	—	1,676,447
March 1 - March 31	313,626	$79.73	313,626	1,362,821
Total	313,626		313,626	1,362,821

(1)
On August 31, 2015, the Company’s Board of Directors increased the Company’s authorization to repurchase shares of the Company’s Common Stock by 10,000,000 shares, taking the authorized number of shares of Common Stock available for repurchase to 10,299,198 as of that date. As of March 31, 2019, the Company had repurchased 8,936,377 shares of Common Stock under this authorization. As a result, 1,362,821 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2019. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.    Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2019.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2019.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2019.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2019.

101
The following materials from Oshkosh Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 30, 2019	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

April 30, 2019	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2019	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)