Form 10-Q
period 2019-06-30
OSHKOSH CORP
filed 2019-08-01
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31371

Oshkosh Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 2566 Oshkosh, Wisconsin	54903-2566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 235-9151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
OSK Common Stock $0.01 par value	OSK	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2019, 68,395,243 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	As adjusted 2018	2019	As adjusted 2018
Net sales	$2,392.7	$2,175.8	$6,186.3	$5,648.5
Cost of sales	1,958.8	1,772.1	5,066.2	4,665.8
Gross income	433.9	403.7	1,120.1	982.7

Operating expenses:
Selling, general and administrative	166.9	171.2	498.5	499.5
Amortization of purchased intangibles	9.2	9.3	27.7	29.1
Total operating expenses	176.1	180.5	526.2	528.6
Operating income	257.8	223.2	593.9	454.1

Other income (expense):
Interest expense	(13.8)	(25.4)	(41.2)	(56.9)
Interest income	1.6	1.9	5.8	11.7
Miscellaneous, net	0.3	(2.6)	0.3	(4.1)
Income before income taxes and earnings (losses) of unconsolidated affiliates	245.9	197.1	558.8	404.8
Provision for income taxes	53.7	44.6	129.6	85.5
Income before earnings (losses) of unconsolidated affiliates	192.2	152.5	429.2	319.3
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	0.9	0.2	1.3
Net income	$191.9	$153.4	$429.4	$320.6

Earnings per share:
Basic	$2.74	$2.08	$6.11	$4.31
Diluted	2.72	2.05	6.05	4.25

Cash dividends declared per share on Common Stock	$0.27	$0.24	$0.81	$0.72

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$191.9	$153.4	$429.4	$320.6
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	—	0.6	(3.8)	1.6
Currency translation adjustments	4.2	(35.4)	(11.5)	(16.8)
Change in fair value of derivative instruments	—	0.2	(0.2)	0.5
Total other comprehensive income (loss), net of tax	4.2	(34.6)	(15.5)	(14.7)
Comprehensive income	$196.1	$118.8	$413.9	$305.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts; unaudited)

	June 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$152.2	$454.6
Receivables, net	1,263.9	1,286.2
Unbilled receivables, net	501.1	235.4
Inventories, net	1,361.4	1,227.7
Other current assets	82.6	66.0
Total current assets	3,361.2	3,269.9
Property, plant and equipment, net	515.5	481.1
Goodwill	1,003.7	1,007.9
Purchased intangible assets, net	441.6	469.4
Other long-term assets	124.4	65.9
Total assets	$5,446.4	$5,294.2
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$—
Accounts payable	753.1	776.9
Customer advances	434.6	444.9
Payroll-related obligations	166.0	192.5
Other current liabilities	333.8	275.8
Total current liabilities	1,687.5	1,690.1
Long-term debt, less current maturities	818.7	818.0
Other long-term liabilities	343.3	272.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	802.4	814.8
Retained earnings	2,373.4	2,007.9
Accumulated other comprehensive loss	(131.4)	(106.8)
Common Stock in treasury, at cost (6,312,317 and 2,730,707 shares, respectively)	(448.2)	(203.1)
Total shareholders’ equity	2,596.9	2,513.5
Total liabilities and shareholders’ equity	$5,446.4	$5,294.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7
Net income	—	—	191.9	—	—	191.9
Currency translation adjustments	—	—	—	4.2	—	4.2
Cash dividends ($0.27 per share)	—	—	(18.8)	—	—	(18.8)
Repurchases of Common Stock	—	—	—	—	(88.9)	(88.9)
Exercise of stock options	—	(2.2)	—	—	4.3	2.1
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(0.1)	—	—	0.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	0.1	0.1
Balance at June 30, 2019	$0.7	$802.4	$2,373.4	$(131.4)	$(448.2)	$2,596.9

	Three Months Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at March 31, 2018	$0.9	$804.3	$2,531.1	$(105.1)	$(881.6)	$2,349.6
Net income	—	—	153.4	—	—	153.4
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.6	—	0.6
Currency translation adjustments	—	—	—	(35.4)	—	(35.4)
Cash dividends ($0.24 per share)	—	—	(17.7)	—	—	(17.7)
Repurchases of Common Stock	—	—	—	—	(38.1)	(38.1)
Exercise of stock options	—	—	—	—	0.7	0.7
Stock-based compensation expense	—	7.1	—	—	—	7.1
Other	—	—	—	0.2	—	0.2
Balance at June 30, 2018	$0.9	$811.4	$2,666.8	$(139.7)	$(919.0)	$2,420.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Nine Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	429.4	—	—	429.4
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(11.5)	—	(11.5)
Cash dividends ($0.81 per share)	—	—	(57.1)	—	—	(57.1)
Repurchases of Common Stock	—	—	—	—	(283.9)	(283.9)
Exercise of stock options	—	(9.6)	—	—	20.3	10.7
Stock-based compensation expense	—	21.9	—	—	—	21.9
Payment of stock-based restricted and performance shares	—	(24.3)	—	—	24.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.2)	(7.2)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at June 30, 2019	$0.7	$802.4	$2,373.4	$(131.4)	$(448.2)	$2,596.9

	Nine Months Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	320.6	—	—	320.6
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	1.6	—	1.6
Currency translation adjustments	—	—	—	(16.8)	—	(16.8)
Cash dividends ($0.72 per share)	—	—	(53.6)	—	—	(53.6)
Repurchases of Common Stock	—	—	—	—	(166.8)	(166.8)
Exercise of stock options	—	(3.1)	—	—	16.3	13.2
Stock-based compensation expense	—	20.9	—	—	—	20.9
Payment of stock-based restricted and performance shares	—	(8.9)	—	—	8.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.5)	(7.5)
Other	—	0.3	—	0.5	0.6	1.4
Balance at June, 2018	$0.9	$811.4	$2,666.8	$(139.7)	$(919.0)	$2,420.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions; unaudited)

	Nine Months Ended June 30,
	2019	2018
Operating activities:
Net income	$429.4	$320.6
Depreciation and amortization	85.8	91.1
Stock-based compensation expense	21.9	20.9
Deferred income taxes	19.4	(7.6)
Gain on sale of assets	(2.9)	(0.3)
Foreign currency transaction (gains) losses	0.2	(0.3)
Debt extinguishment costs	—	9.9
Other non-cash adjustments	(0.2)	2.5
Changes in operating assets and liabilities	(447.8)	(216.6)
Net cash provided by operating activities	105.8	220.2
Investing activities:
Additions to property, plant and equipment	(69.5)	(56.0)
Additions to equipment held for rental	(22.2)	(3.5)
Proceeds from sale of equipment held for rental	9.3	4.8
Other investing activities	10.9	(0.6)
Net cash used by investing activities	(71.5)	(55.3)
Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	639.4
Repayments of debt (original maturities greater than three months)	—	(653.8)
Debt issuance costs	—	(12.9)
Repurchases of Common Stock	(291.1)	(174.3)
Dividends paid	(57.1)	(53.6)
Proceeds from exercise of stock options	10.7	13.2
Net cash used by financing activities	(337.5)	(242.0)
Effect of exchange rate changes on cash	0.8	2.0
Decrease in cash and cash equivalents	(302.4)	(75.1)
Cash and cash equivalents at beginning of period	454.6	447.0
Cash and cash equivalents at end of period	$152.2	$371.9

Supplemental disclosures:
Cash paid for interest	$42.8	$48.8
Cash paid for income taxes	115.1	47.5

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2018. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries. Certain reclassifications have been made to the fiscal 2018 financial statements to conform to the fiscal 2019 presentation. “Cost and profits not billed”, which were previously presented in “Receivables, net”, are now presented as “Unbilled receivables, net” within the Company’s September 30, 2018 balance sheet to improve the comparability between the periods.

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

In the fire & emergency segment, the point in time at which “control transfers” to the customer differs from when the Company no longer maintains “risk of loss”, which under the new guidance delays the point in time at which the Company will recognize revenue on contracts for which the end user, rather than the Company’s dealer, is the Company’s customer. In the commercial segment, the Company builds certain units on chassis owned by the end customer. Revenue related to these arrangements moved from a “point in time” revenue recognition model to an “over time” model that is measured using the cost-to-cost method of percentage-of-completion as the Company is enhancing a customer asset. In addition, under the new guidance, the Company defers revenue, including the estimated profit, for service warranties instead of recording a liability for estimated costs.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cumulative effect of initially applying the new revenue recognition guidance to the Company’s Condensed Consolidated Financial Statements as of October 1, 2018 was as follows (in millions):

	Balance as of September 30, 2018	Cumulative Impact from Adopting New Revenue Standard	Balance as of October 1, 2018
Assets
Receivables, net	$1,286.2	$(13.5)	$1,272.7
Unbilled receivables, net	235.4	74.3	309.7
Inventories, net	1,227.7	(75.9)	1,151.8
Other current assets	66.0	0.3	66.3
Total current assets	3,269.9	(14.8)	3,255.1
Other long-term assets	65.9	18.7	84.6
Total assets	5,294.2	3.9	5,298.1

Liabilities and Shareholders’ Equity
Customer advances	$444.9	$27.2	$472.1
Other current liabilities	275.8	6.4	282.2
Total current liabilities	1,690.1	33.6	1,723.7
Other long-term liabilities	272.6	30.7	303.3
Retained earnings	2,007.9	(60.4)	1,947.5
Total shareholders’ equity	2,513.5	(60.4)	2,453.1
Total liabilities and shareholders’ equity	5,294.2	3.9	5,298.1

The impact from adopting the new revenue recognition guidance on the Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended June 30, 2019 was as follows (in millions):

	Three Months Ended June 30, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Statement of Income
Net sales	$2,392.7	$2,366.5	$26.2
Cost of sales	1,958.8	1,920.4	38.4
Gross income	$433.9	$446.1	$(12.2)

Operating income	$257.8	$270.0	$(12.2)

Income before income taxes and earnings (losses) of unconsolidated affiliates	$245.9	$258.1	$(12.2)
Provision for income taxes	53.7	56.9	(3.2)
Income before earnings (losses) of unconsolidated affiliates	192.2	201.2	(9.0)
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	(0.3)	—
Net income	$191.9	$200.9	$(9.0)

Earnings per share:
Basic	$2.74	$2.87	$(0.13)
Diluted	2.72	2.85	(0.13)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended June 30, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Statement of Income
Net sales	$6,186.3	$6,106.5	$79.8
Cost of sales	5,066.2	5,006.2	60.0
Gross income	$1,120.1	$1,100.3	$19.8

Operating income	$593.9	$574.1	$19.8

Income before income taxes and earnings (losses) of unconsolidated affiliates	$558.8	$539.0	$19.8
Provision for income taxes	129.6	125.2	4.4
Income before earnings (losses) of unconsolidated affiliates	429.2	413.8	15.4
Equity in earnings (losses) of unconsolidated affiliates	0.2	0.2	—
Net income	$429.4	$414.0	$15.4

Earnings per share:
Basic	$6.11	$5.89	$0.22
Diluted	6.05	5.83	0.22

	June 30, 2019
	As Reported	Previous Accounting Guidance	Impact of New Revenue Recognition Standard
Condensed Consolidated Balance Sheet
Assets
Receivables, net	$1,263.9	$1,271.1	$(7.2)
Unbilled receivables, net	501.1	403.1	98.0
Inventories, net	1,361.4	1,452.2	(90.8)
Other current assets	82.6	82.7	(0.1)
Total current assets	3,361.2	3,361.3	(0.1)
Other long-term assets	124.4	110.1	14.3
Total assets	5,446.4	5,432.2	14.2

Liabilities and Shareholders’ Equity
Customer advances	$434.6	$437.7	$(3.1)
Other current liabilities	333.8	311.9	21.9
Total current liabilities	1,687.5	1,668.7	18.8
Other long-term liabilities	343.3	302.9	40.4
Retained earnings	2,373.4	2,418.4	(45.0)
Total shareholders’ equity	2,596.9	2,641.9	(45.0)
Total liabilities and shareholders’ equity	5,446.4	5,432.2	14.2

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an entity report the service cost component of net periodic pension and postretirement cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The remaining components of net benefit costs are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations. The amendment further allows only the service cost component of net periodic pension and postretirement costs to be eligible for

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

capitalization, when applicable. The Company adopted ASU 2017-07 on October 1, 2018. The impact of this standard was a reclassification of $0.8 million and $2.0 million of other components of net periodic pension cost to “Miscellaneous, net” on the Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2018, respectively. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its Employee Benefit Plans footnote for the prior period as the estimation basis for applying the required retrospective presentation requirements.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration (e.g., the transaction price) is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation, which is determinable based on observable standalone selling prices or is estimated using an expected cost plus a margin approach. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. When the amount of consideration allocated to a performance obligation through this process differs from the invoiced amount, it results in a contract asset or liability. The identification of performance obligations within a contract requires significant judgment.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Cumulative estimate-at-completion (EAC) adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. For contracts with only aftermarket parts performance obligations, revenue is recognized at the time the parts are physically committed to the order or based on shipping terms depending on whether the contracts contain a termination for convenience clause. For performance obligations consisting solely of services, revenue is recognized either by using the cost-to-cost method of percentage-of-completion method or as the Company has the right to bill the customer in instances that billing rights approximates timing of transfer of control to the customer.

There is significant judgment involved in estimating sales and costs within the defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. Contract adjustments in the defense segment decreased net sales, operating income, net income and diluted earnings per share by $0.4 million, $10.5 million, $8.2 million and $0.12 per share, respectively, during the three months ended June 30, 2019. Contract adjustments in the defense segment increased net sales, operating income, net income and diluted earnings per share by $55.7 million, $37.6 million, $28.9 million and $0.41 per share, respectively, during the nine months ended June 30, 2019.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended June 30, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$1,231.1	$0.5	$319.9	$176.5	$(4.6)	$1,723.4
Over time	18.0	510.6	21.1	119.6	—	669.3
	$1,249.1	$511.1	$341.0	$296.1	$(4.6)	$2,392.7

	Nine Months Ended June 30, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$3,007.8	$2.2	$885.1	$445.8	$(14.7)	$4,326.2
Over time	55.4	1,459.7	34.6	310.4	—	1,860.1
	$3,063.2	$1,461.9	$919.7	$756.2	$(14.7)	$6,186.3

See Note 19 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the fire & emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the fire & emergency segment, the Company’s contracts typically do not contain a significant financing component. In the fire & emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the fire & emergency segment and the customer at contract inception. Interest due on customer advances of $3.9 million and $11.2 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2019, respectively. Interest due on customer advances of $4.7 million and $14.1 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2018, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $564.0 million as of June 30, 2019, of which $434.6 million, $79.6 million and $49.8 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. Total contract liabilities were $594.4 million as of October 1, 2018, of which $472.1 million, $75.0 million and $47.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $248.1 million and $721.5 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and nine months ended June 30, 2019, respectively.

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment.

Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contracts from customers during the three and nine months ended June 30, 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

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

	Nine Months Ended June 30,
	2019	2018
Balance at beginning of period	$30.7	$30.8
Adoption of ASC 606	35.7	—
Deferred revenue for new service warranties	21.0	9.1
Amortization of deferred revenue	(18.8)	(7.3)
Changes in liability for pre-existing warranties, net	—	0.4
Foreign currency translation	(0.2)	(0.3)
Balance at end of period	$68.4	$32.7

Remaining Performance Obligations

As of June 30, 2019, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.02 billion, of which $916.1 million is expected to be satisfied and revenue recognized in the remaining three months of fiscal 2019, $2.56 billion is expected to be satisfied and revenue recognized in fiscal 2020 and $545.1 million is expected to be satisfied and revenue recognized beyond fiscal 2020. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.

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

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan or its predecessor, the 2004 Incentive Stock and Awards Plan, awards previously made under these two plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of the respective stock plan under which they were issued. At June 30, 2019, the Company had reserved 6,849,761 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2019 was $7.3 million ($5.9 million net of tax) and $23.2 million ($19.1 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2018 was $6.7 million ($5.3 million net of tax) and $20.9 million ($16.3 million net of tax), respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$3.0	$3.1	$9.0	$9.3
Interest cost	4.6	4.5	14.0	13.5
Expected return on plan assets	(4.9)	(5.0)	(14.9)	(15.1)
Amortization of prior service cost	0.4	0.5	1.3	1.4
Curtailment	—	—	1.2	—
Amortization of net actuarial loss	—	0.5	0.1	1.4
Net periodic benefit cost	$3.1	$3.6	$10.7	$10.5

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$0.8	$0.9	$2.3	$2.7
Interest cost	0.5	0.5	1.5	1.4
Amortization of prior service benefit	(0.4)	(0.2)	(1.1)	(0.7)
Amortization of net actuarial gain	(0.1)	—	(0.2)	0.1
Net periodic benefit cost	$0.8	$1.2	$2.5	$3.5

Components of net periodic benefit cost other than service cost are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

6.	Income Taxes

The Company recorded income tax expense of $53.7 million for the three months ended June 30, 2019, or 21.8% of pre-tax income, compared to $44.6 million, or 22.6% of pre-tax income, for the three months ended June 30, 2018. As a result of the Tax Reform Act, results for the three months ended June 30, 2019 were subject to a federal income tax rate of 21% versus the 24.5% blended rate applicable to results for the three months ended June 30, 2018. Results for the three months ended June 30, 2019 were favorably impacted by $1.2 million of net discrete tax benefits, including a $0.4 million benefit related to the fiscal 2018 federal provision-to-return adjustment, a $0.4 million benefit for the expiration of foreign tax statutes of limitations and a $0.3 million benefit related to employee share-based payments. Results for the three months ended June 30, 2018 were favorably impacted by $2.9 million of net discrete tax benefits, including a $4.2 million tax benefit related to state tax matters, a $2.2 million net tax benefit related to adjustments to provisional amounts recorded for the Tax Reform Act, and a $0.6 million tax benefit due to a provision-to-return adjustment on the Company’s 2017 federal income tax return, offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment.

The Company recorded income tax expense of $129.6 million for the nine months ended June 30, 2019, or 23.2% of pre-tax income, compared to $85.5 million, or 21.1% of pre-tax income for the nine months ended June 30, 2018. Due to the Tax Reform Act, results for the nine months ended June 30, 2019 were subject to a federal income tax rate of 21% versus the 24.5% blended rate applicable to results for the nine months ended June 30, 2018. Results for the nine months ended June 30, 2019 were unfavorably impacted by $5.9 million of net discrete tax charges, including $4.6 million of tax charges related to uncertain tax position reserves, a $1.5 million tax benefit related to receiving tax incentives in a foreign jurisdiction, a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction, a $1.4 million tax benefit related to employee share-based payments and a $1.9 million charge related to adjustments to the repatriation tax required under the Tax Reform Act. Results for the nine months ended June 30, 2018 were favorably impacted by net discrete tax benefits of $14.3 million, including $4.5 million of tax benefits related to employee share-based payments, a $8.7 million net tax benefit related to the Tax Reform Act and a $4.3 million tax benefit related to state tax matters, offset in part by a $4.0 million tax charge related to a foreign provision-to-return adjustment.

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

The Company recorded a tax benefit of $30.2 million during fiscal 2018 as a result of the remeasurement of deferred tax assets and liabilities required as a result of the Tax Reform Act, which completed the Company’s remeasurement of deferred taxes under the Tax Reform Act. To-date, the Company has recorded net total expense of $19.9 million with respect to the Transition Tax.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $88.3 million and $33.7 million as of June 30, 2019 and September 30, 2018, respectively. Included in the Company’s June 30, 2019 liability for gross unrecognized tax benefits are $5.0 million of reserves related to the Transition Tax liability and a $50.0 million reserve recorded with respect to a temporary deferred position that the Company anticipates taking on its fiscal year 2019 federal income tax return. As of June 30, 2019, net unrecognized tax benefits, excluding interest and penalties, of $23.9 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2019 and 2018, the Company recognized an expense of $0.6 million and benefit of $1.3 million, respectively, related to interest and penalties. At June 30, 2019, the Company had accruals for the payment of interest and penalties of $5.8 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $7.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	69,578,310	73,768,372	70,367,061	74,379,512
Dilutive stock options and other equity-based compensation awards	800,981	892,146	717,450	1,015,863
Diluted weighted-average common shares outstanding	70,379,291	74,660,518	71,084,511	75,395,375

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options	237,265	248,975	596,351	254,883

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Receivables

Receivables consisted of the following (in millions):

	June 30, 2019	September 30, 2018
Trade receivables - U.S. government	$88.8	$156.3
Trade receivables - other	1,146.2	1,089.4
Finance receivables	12.4	11.7
Notes receivable	0.5	1.4
Other receivables	38.2	48.6
	1,286.1	1,307.4
Less allowance for doubtful accounts	(11.5)	(9.9)
	$1,274.6	$1,297.5

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2019	September 30, 2018
Current receivables	$1,263.9	$1,286.2
Long-term receivables	10.7	11.3
	$1,274.6	$1,297.5

Finance and notes receivable accrual status consisted of the following (in millions):

	Finance Receivables		Notes Receivable
	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Receivables on nonaccrual status	$2.6	$10.2	$—	$—
Receivables past due 90 days or more and still accruing	—	—	—	—
Receivables subject to general reserves	9.3	1.5	—	—
Allowance for doubtful accounts	(0.1)	—	—	—
Receivables subject to specific reserves	3.1	10.2	0.5	1.4
Allowance for doubtful accounts	(2.2)	(2.8)	—	—

Finance Receivables: Finance receivables represent sales-type leases resulting from the sale of the Company’s products and the purchase of finance receivables from lenders pursuant to customer defaults under program agreements with finance companies. As of June 30, 2019, approximately 78% of the outstanding finance receivables balance was due from four parties. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a periodic basis and reflects any resulting reductions in value in current earnings.

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

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance and notes receivable. Modifications generally consist of restructured payment terms and time frames in which no payments are required. Losses on troubled debt restructurings were not significant during the three and nine months ended June 30, 2019 and 2018.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.4	$—	$8.8	$11.2	$1.7	$3.8	$7.4	$12.9
Provision for doubtful accounts, net of recoveries	(0.1)	—	0.5	0.4	0.2	0.2	(0.4)	—
Charge-off of accounts	—	—	(0.1)	(0.1)	—	(3.7)	(0.1)	(3.8)
Foreign currency translation	—	—	—	—	—	(0.3)	(0.1)	(0.4)
Allowance at end of period	$2.3	$—	$9.2	$11.5	$1.9	$—	$6.8	$8.7

	Nine Months Ended June 30, 2019				Nine Months Ended June 30, 2018
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.8	$—	$7.1	$9.9	$1.5	$10.0	$6.8	$18.3
Provision for doubtful accounts, net of recoveries	(0.5)	—	2.3	1.8	0.4	(8.3)	0.4	(7.5)
Charge-off of accounts	—	—	(0.2)	(0.2)	—	(1.7)	(0.3)	(2.0)
Foreign currency translation	—	—	—	—	—	—	(0.1)	(0.1)
Allowance at end of period	$2.3	$—	$9.2	$11.5	$1.9	$—	$6.8	$8.7

9.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2019	September 30, 2018
Raw materials	$735.3	$639.2
Partially finished products	275.0	354.3
Finished products	454.4	330.2
Inventories at FIFO cost	1,464.7	1,323.7
Less: Excess of FIFO cost over LIFO cost	(103.3)	(96.0)
	$1,361.4	$1,227.7

Due to the adoption of ASC 606, certain contracts in the defense and commercial segments are now recognized on the cost-to-cost method of percentage-of-completion. “Partially finished products” under these contracts are now recognized as “Unbilled receivables, net” on the Company’s Condensed Consolidated Balance Sheets.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2019	September 30, 2018
Land and land improvements	$54.8	$54.2
Buildings	310.4	297.6
Machinery and equipment	682.0	673.0
Software and related costs	176.5	164.4
Equipment on operating lease to others	37.5	22.1
Construction in progress	39.8	11.4
	1,301.0	1,222.7
Less accumulated depreciation	(785.5)	(741.6)
	$515.5	$481.1

Depreciation expense was $19.1 million and $20.0 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $56.9 million and $60.0 million for the nine months ended June 30, 2019 and 2018, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2019 and September 30, 2018 was $30.3 million and $17.2 million, respectively.
11.	Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2019 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Net goodwill at September 30, 2018	$880.9	$106.1	$20.9	$1,007.9
Foreign currency translation	(4.1)	—	(0.1)	(4.2)
Net goodwill at June 30, 2019	$876.8	$106.1	$20.8	$1,003.7

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2019			September 30, 2018
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,808.9	$(932.1)	$876.8	$1,813.0	$(932.1)	$880.9
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.8	(175.9)	20.9
	$2,113.7	$(1,110.0)	$1,003.7	$2,117.9	$(1,110.0)	$1,007.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.0)	$23.4
Technology-related	11.9	104.7	(102.4)	2.3
Customer relationships	12.8	554.8	(528.1)	26.7
Other	16.2	16.4	(14.9)	1.5
	14.7	731.3	(677.4)	53.9
Non-amortizable trade names		387.7	—	387.7
		$1,119.0	$(677.4)	$441.6

	September 30, 2018
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(30.9)	$24.5
Technology-related	11.9	104.7	(101.8)	2.9
Customer relationships	12.8	555.0	(502.3)	52.7
Other	16.2	16.4	(14.8)	1.6
	14.7	731.5	(649.8)	81.7
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(649.8)	$469.4

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2019 and the five years succeeding September 30, 2019 are as follows: 2019 (remaining three months) - $9.2 million; 2020 - $11.0 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; and 2024 - $1.7 million.
12.	Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.7)	$274.3
5.375% Senior Notes due March 2025	250.0	(2.1)	247.9
4.600% Senior Notes due May 2028	300.0	(3.5)	296.5
	$825.0	$(6.3)	$818.7

	September 30, 2018
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.8)	$274.2
5.375% Senior Notes due March 2025	250.0	(2.4)	247.6
4.600% Senior Notes due May 2028	300.0	(3.8)	296.2
	$825.0	$(7.0)	$818.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. During fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. At June 30, 2019, outstanding letters of credit of $65.8 million reduced available capacity under the Revolving Credit Facility to $784.2 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2019, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2019 was 3.65%.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets and consummate acquisitions.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2019.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2019, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $259 million ($257 million at September 30, 2018) and $315 million ($299 million at September 30, 2018), respectively. The fair value of the Term Loan approximated book value at both June 30, 2019 and September 30, 2018. See Note 18 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2019	2018
Balance at beginning of period	$75.3	$68.0
Adoption of ASC 606	(14.4)	—
Warranty provisions	37.5	41.7
Settlements made	(37.5)	(36.7)
Changes in liability for pre-existing warranties, net	1.2	(0.6)
Foreign currency translation	(0.2)	—
Balance at end of period	$61.9	$72.4

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

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2019 the Company guaranteed an aggregate of $704.0 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2019 was $139.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2019 the Company guaranteed to support an aggregate of $102.9 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at June 30, 2019 was $10.8 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$12.9	$9.1	$10.4	$9.1
Provision for new credit guarantees	2.3	2.5	6.7	4.2
Changes for pre-existing guarantees, net	(0.1)	(0.1)	—	(0.7)
Amortization of previous guarantees	(1.0)	(1.6)	(3.0)	(2.8)
Foreign currency translation	—	(0.2)	—	(0.1)
Balance at end of period	$14.1	$9.7	$14.1	$9.7

15.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2019 and September 30, 2018, the estimated net liabilities for product and general liability claims totaled $35.9 million and $36.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $579.3 million and $599.2 million at June 30, 2019 and September 30, 2018, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $65.8 million and $91.1 million at June 30, 2019 and September 30, 2018, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 24, 2019, one of the Company’s manufacturing facilities in Dodge Center, Minnesota, suffered a partial roof collapse as a result of heavy snow accumulation. The Company has worked to find alternative sources for production activities that were impacted as a result of the collapse. The Company has insurance coverage for the repair or replacement of assets that suffered damage or loss, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss. The Company’s insurance policies also provide business interruption coverage, including lost profits, and the reimbursement of other expenses and costs that have been incurred relating to the damages and losses suffered. The Company incurred expenses of $3.3 million for the three and nine months ended June 30, 2019, respectively, related to physical damages, which included the write-off of the damaged plant, equipment and inventory, wages paid to employees while the facility was closed and professional fees to secure and maintain the facility. The Company estimates the replacement cost associated with damaged property, plant and equipment will be approximately $10 million. Proceeds of $10 million have been received from the insurer as of the end of the third quarter of fiscal 2019 to cover losses related to the incident, including lost profits, resulting in an advance payment of $6.3 million as of June 30, 2019.

16.	Shareholders’ Equity

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares as of that date. The Company repurchased 4,043,627 shares of its Common Stock under this authorization during the nine months ended June 30, 2019 at a cost of $283.9 million. The Company repurchased 2,110,307 shares of Common Stock under this authorization during the nine months ended June 30, 2018 at a cost of $166.8 million. The Company repurchased 1,166,914 shares under this authorization during the three months ended June 30, 2019, resulting in remaining authority to repurchase 8,833,086 shares of Common Stock as of June 30, 2019. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

17.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23.8)	$(111.9)	$0.1	$(135.6)
Other comprehensive income (loss) before reclassifications	—	4.2	—	4.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	4.2	—	4.2
Balance at end of period	$(23.8)	$(107.7)	$0.1	$(131.4)

	Three Months Ended June 30, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(45.2)	$(60.0)	$0.1	$(105.1)
Other comprehensive income (loss) before reclassifications	—	(35.4)	0.2	(35.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	—	—	0.6
Net current period other comprehensive income (loss)	0.6	(35.4)	0.2	(34.6)
Balance at end of period	$(44.6)	$(95.4)	$0.3	$(139.7)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended June 30, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at October 1, 2018	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	(3.9)	(11.5)	(0.2)	(15.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(11.5)	(0.2)	(15.5)
Balance at end of period	$(23.8)	$(107.7)	$0.1	$(131.4)

	Nine Months Ended June 30, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	—	(16.8)	0.5	(16.3)
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	—	—	1.6
Net current period other comprehensive income (loss)	1.6	(16.8)	0.5	(14.7)
Balance at end of period	$(44.6)	$(95.4)	$0.3	$(139.7)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended June 30,		Nine Months Ended June 30,
		2019	2018	2019	2018
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$—	$0.3	$0.2	$0.7
Actuarial (gains) losses	Miscellaneous, net	(0.1)	0.5	(0.1)	1.5
Total before tax		(0.1)	0.8	0.1	2.2
Tax provision (benefit)		0.1	(0.2)	—	(0.6)
Net of tax		$—	$0.6	$0.1	$1.6

18.	Fair Value Measurement

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

There were no transfers of assets between levels during the three and nine months ended June 30, 2019.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2019
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$664.2	$—	$664.2	$650.8	$—	$650.8
Telehandlers	358.9	—	358.9	300.2	—	300.2
Other	226.0	—	226.0	209.1	—	209.1
Total access equipment	1,249.1	—	1,249.1	1,160.1	—	1,160.1

Defense	510.6	0.5	511.1	442.2	0.4	442.6

Fire & emergency	336.9	4.1	341.0	280.2	3.6	283.8

Commercial
Concrete placement	136.4	—	136.4	145.4	—	145.4
Refuse collection	125.5	—	125.5	116.3	—	116.3
Other	33.7	0.5	34.2	31.4	2.1	33.5
Total commercial	295.6	0.5	296.1	293.1	2.1	295.2
Corporate and intersegment eliminations	0.5	(5.1)	(4.6)	0.2	(6.1)	(5.9)
Consolidated	$2,392.7	$—	$2,392.7	$2,175.8	$—	$2,175.8

	Nine Months Ended June 30,
	2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$1,465.4	$—	$1,465.4	$1,461.5	$—	$1,461.5
Telehandlers	947.9	—	947.9	664.6	—	664.6
Other	649.9	—	649.9	590.1	—	590.1
Total access equipment	3,063.2	—	3,063.2	2,716.2	—	2,716.2

Defense	1,460.6	1.3	1,461.9	1,363.2	1.1	1,364.3

Fire & emergency	907.1	12.6	919.7	774.2	11.8	786.0

Commercial
Concrete placement	333.4	—	333.4	371.5	—	371.5
Refuse collection	326.7	—	326.7	335.3	—	335.3
Other	94.2	1.9	96.1	87.5	6.2	93.7
Total commercial	754.3	1.9	756.2	794.3	6.2	800.5
Corporate and intersegment eliminations	1.1	(15.8)	(14.7)	0.6	(19.1)	(18.5)
Consolidated	$6,186.3	$—	$6,186.3	$5,648.5	$—	$5,648.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	As adjusted 2018	2019	As adjusted 2018
Operating income (loss):
Access equipment	$189.9	$149.3	$376.1	$260.6
Defense	29.5	48.2	152.8	162.4
Fire & emergency	50.7	36.5	127.2	97.8
Commercial	21.5	25.1	48.0	49.8
Corporate	(33.8)	(35.9)	(110.2)	(116.5)
Consolidated	257.8	223.2	593.9	454.1
Interest expense, net of interest income	(12.2)	(23.5)	(35.4)	(45.2)
Miscellaneous income (expense), net	0.3	(2.6)	0.3	(4.1)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$245.9	$197.1	$558.8	$404.8

	June 30, 2019	September 30, 2018
Identifiable assets:
Access equipment:
U.S.	$2,405.4	$2,207.2
Europe, Africa and Middle East	412.9	406.6
Rest of the World	267.5	215.2
Total access equipment	3,085.8	2,829.0
Defense:
U.S.	918.4	824.2
Rest of the World	6.1	5.1
Total defense	924.5	829.3
Fire & emergency - U.S.	570.3	564.9
Commercial:
U.S.	411.5	364.3
Rest of the World	52.0	45.4
Total commercial	463.5	409.7
Corporate:
U.S. (a)	290.9	548.6
Rest of the World (b)	111.4	112.7
Total corporate	402.3	661.3
Consolidated	$5,446.4	$5,294.2

(a)	Primarily includes cash and short-term investments.
(b)	Primarily includes a corporate-led manufacturing facility that supports multiple operating segments.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$981.2	$488.7	$310.2	$290.9	$(4.6)	$2,066.4
Europe, Africa and Middle East	161.0	22.1	10.9	0.9	—	194.9
Rest of the World	106.9	0.3	19.9	4.3	—	131.4
	$1,249.1	$511.1	$341.0	$296.1	$(4.6)	$2,392.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$885.1	$408.1	$268.6	$281.6	$(5.9)	$1,837.5
Europe, Africa and Middle East	188.5	33.7	2.2	0.6	—	225.0
Rest of the World	86.5	0.8	13.0	13.0	—	113.3
	$1,160.1	$442.6	$283.8	$295.2	$(5.9)	$2,175.8

	Nine Months Ended June 30, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$2,351.4	$1,402.5	$857.2	$738.6	$(14.7)	$5,335.0
Europe, Africa and Middle East	437.9	59.0	22.8	3.1	—	522.8
Rest of the World	273.9	0.4	39.7	14.5	—	328.5
	$3,063.2	$1,461.9	$919.7	$756.2	$(14.7)	$6,186.3

	Nine Months Ended June 30, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$2,056.6	$1,188.8	$744.1	$771.3	$(18.6)	$4,742.2
Europe, Africa and Middle East	451.7	174.6	3.4	1.2	—	630.9
Rest of the World	207.9	0.9	38.5	28.0	0.1	275.4
	$2,716.2	$1,364.3	$786.0	$800.5	$(18.5)	$5,648.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; performance issues with key suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported diluted earnings per share of $2.72 in the third quarter of fiscal 2019, which significantly exceeded diluted earnings per share of $2.05 in the third quarter of fiscal 2018. Revenue, operating income and earnings per share were all up more than 10% compared to the third quarter of fiscal 2018. Results for the third quarter of fiscal 2018 included $5.2 million, or $0.07 per share, of after-tax charges and operating inefficiencies associated with restructuring actions in the access equipment segment, $7.7 million, or $0.10 per share, of after-tax debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes and credit agreement as well as a $2.2 million, or $0.02 per share, tax benefit related to adjustments to provisional amounts recorded for tax reform in the United States. Improved access equipment and fire & emergency segment operating results more than overcame the impact of lower defense segment results. The third quarter of fiscal 2019 also benefited by $0.18 per share compared to the third quarter of fiscal 2018 as a result of share repurchases. The Company repurchased $89 million of Common Stock in the third quarter of fiscal 2019, bringing repurchases for the first nine months of fiscal 2019 to nearly $284 million, over 80% of its $350 million target for fiscal 2019 share repurchases.

Consolidated net sales in the third quarter of fiscal 2019 increased $216.9 million, or 10.0%, to $2.39 billion compared to the third quarter of fiscal 2018. The access equipment, defense and fire & emergency segments all experienced a significant increase in sales in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Sales in the third quarter of fiscal 2019 also benefited from the adoption of the new revenue recognition standard. Consolidated sales for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $2.37 billion, an increase of $190.7 million, or 8.8%, compared to the third quarter of fiscal 2018.

Access equipment segment orders in the third quarter of fiscal 2019 did moderate amid mixed economic indicators and adverse weather in the U.S. Customers in the access equipment segment remain upbeat about their businesses, but after growing their fleets over the past several years, the Company believes that access equipment customers in North America and Europe may not be as aggressive with their equipment purchases in fiscal 2020.

Consolidated operating income increased $34.6 million to $257.8 million, or 10.8% of sales, in the third quarter of fiscal 2019 compared to $223.2 million, or 10.3% of sales, in the third quarter of fiscal 2018. The increase in consolidated operating income was primarily a result of improved access equipment and fire & emergency results, offset in part by lower defense segment results. Third quarter fiscal 2018 results included $6.9 million of charges and operating inefficiencies associated with restructuring actions in the access equipment segment. Consolidated operating income for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $270.0 million, or 11.4% of sales.

As a result of the Company’s continued strong execution and improved margin expectations, the Company increased its fiscal 2019 earnings per share estimate range from $7.40 to $7.70 to a range of $7.80 to $8.00 on estimated operating income of $760 million to $775 million and estimated consolidated sales of $8.30 billion. The revised estimate range includes an approximate $0.10 per share charge related to adjustments to the reserve related to a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”) under the U.S. Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Reform Act”). Excluding the adjustment to the Transition Tax liability, the Company increased its fiscal 2019 adjusted earnings per share estimate range to a range of $7.90 to $8.10.

The Company now expects access equipment segment fiscal 2019 sales to be approximately $4.05 billion, the high end of the Company’s most recent estimated range. The revised access equipment segment sales estimate range represents an estimated 7% increase from fiscal 2018 sales. The Company increased its fiscal 2019 operating income margin estimate range for the access equipment segment from a range of 11.75% to 12.0% to a range of 12.0% to 12.25%. The increase reflects the expectation of continued strong operational performance in the fourth quarter of fiscal 2019.

The Company continues to expect defense segment fiscal 2019 sales to be approximately $2.0 billion with operating income margin in the range of 9.5% to 9.75%.

The Company now expects fire & emergency segment fiscal 2019 sales to be approximately $1.25 billion, compared to the Company’s most recent expectation of approximately $1.225 billion, due to the timing of international sales. The Company increased its fiscal 2019 operating income margin estimate range for the fire & emergency segment from a range of 13.50% to 13.75% to approximately 14.0% as a result of expected higher sales and continued improved operational performance in the fourth quarter of fiscal 2019.

The Company continues to expect commercial segment fiscal 2019 sales to be approximately $1.025 billion with operating income margin in the range of 5.75% to 6.0%.

The Company expects fiscal 2019 corporate expense to be in a range of $150 million to $155 million. The Company also refined its estimate of the effective tax rate to approximately 22.5% and reduced the assumed share count by 400,000 to 70.6 million shares. The revised effective tax rate estimate includes a charge related to adjustments to the Transition Tax liability. Excluding the adjustments to the Transition Tax liability, the Company’s adjusted effective tax rate is estimated to be approximately 21.5%.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2019	2018	2019	2018
Net sales:
Access equipment	$1,249.1	$1,160.1	$3,063.2	$2,716.2
Defense	511.1	442.6	1,461.9	1,364.3
Fire & emergency	341.0	283.8	919.7	786.0
Commercial	296.1	295.2	756.2	800.5
Intersegment eliminations and other	(4.6)	(5.9)	(14.7)	(18.5)
	$2,392.7	$2,175.8	$6,186.3	$5,648.5

Third Quarter Fiscal 2019 Compared to 2018

Consolidated net sales in the third quarter of fiscal 2019 increased $216.9 million, or 10.0%, compared to the third quarter of fiscal 2018 due to higher sales in all segments.

Access equipment segment net sales in the third quarter of fiscal 2019 increased $89.0 million, or 7.7%, compared to the third quarter of fiscal 2018. The increase in sales was due to increased sales volume and higher pricing to cover material cost escalation. Sales grew in all regions, except EAME, in the third quarter of fiscal 2019.

Defense segment net sales in the third quarter of fiscal 2019 increased $68.5 million, or 15.5%, compared to the third quarter of fiscal 2018. The increase in sales was due to the continued ramp up of sales to the U.S. government under the Joint Light Tactical Vehicle (JLTV) program, offset in part by changes associated with the application of the new revenue recognition standard. Defense segment sales for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $521.5 million, an increase of 17.8% compared to the third quarter of fiscal 2018.

Fire & emergency segment net sales in the third quarter of fiscal 2019 increased $57.2 million, or 20.2%, compared to the third quarter of fiscal 2018 as a result of changes associated with the application of the new revenue recognition standard, higher fire apparatus sales volume ($21 million) and improved pricing. Fire & emergency segment sales for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $312.9 million, an increase of 10.3% compared to the third quarter of fiscal 2018.

Commercial segment net sales in the third quarter of fiscal 2019 increased $0.9 million, or 0.3%, compared to the third quarter of fiscal 2018. The impact associated with the application of the new revenue recognition standard, higher package sales ($8 million) and improved pricing were offset in part by lower shipment volume ($22 million), partially as a result of production disruptions associated with a partial roof collapse in the second quarter of fiscal 2019. Commercial segment sales for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $286.4 million, a decrease of 3.0% compared to the third quarter of fiscal 2018.

First Nine Months of Fiscal 2019 Compared to 2018

Consolidated net sales increased $537.8 million, or 9.5%, to $6.19 billion in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 due to higher access equipment, fire & emergency and defense segment sales, offset in part by lower commercial segment sales.

Access equipment segment net sales increased $347.0 million, or 12.8%, to $3.06 billion in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. The increase in sales was led by a significant increase in telehandler sales volume in North America ($248 million), reflecting continued favorable business conditions and improved production rates as the access equipment segment was completing the move of North American telehandler production in fiscal 2018. Higher pricing to cover material cost escalation also contributed to the increase in sales.

Defense segment net sales increased $97.6 million, or 7.2%, to $1.46 billion in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. The increase in sales was primarily due to the continued ramp up of sales to the U.S. government under the JLTV program, offset in part by changes associated with the application of the new revenue recognition standard and the absence of international Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV) sales. Defense segment sales for the first nine months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $1.44 billion, an increase of 5.8% compared to the first nine months of fiscal 2018.

Fire & emergency segment net sales increased $133.7 million, or 17.0%, to $919.7 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 as a result of higher fire apparatus sales volume ($54 million), changes associated with the application of the new revenue recognition standard and improved pricing. Fire & emergency segment sales for the first nine months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $867.7 million, an increase of 10.4% compared to the first nine months of fiscal 2018.

Commercial segment net sales decreased $44.3 million, or 5.5%, to $756.2 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 on lower concrete mixer and refuse collection vehicle volumes as severe winter weather, including a partial roof collapse as a result of extreme snow accumulation, negatively impacted production at one of its manufacturing facilities in the second and third quarters of fiscal 2019. Commercial segment sales for the first nine months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $746.4 million, a decrease of 6.8% compared to the first nine months of fiscal 2018.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2019	2018	2019	2018
Cost of sales:
Access equipment	$990.1	$936.9	$2,480.6	$2,248.0
Defense	455.0	368.5	1,234.5	1,132.5
Fire & emergency	267.1	223.4	725.8	621.5
Commercial	251.0	247.2	637.9	676.8
Intersegment eliminations and other	(4.4)	(3.9)	(12.6)	(13.0)
	$1,958.8	$1,772.1	$5,066.2	$4,665.8

Third Quarter Fiscal 2019 Compared to 2018

Consolidated cost of sales in the third quarter of fiscal 2019 was $1.96 billion, or 81.9% of sales, compared to $1.77 billion, or 81.4% of sales, in the third quarter of fiscal 2018. The 50 basis point increase in cost of sales as a percentage of sales was primarily due to higher material costs (190 basis points) and the impact associated with the application of the new revenue recognition standard (80 basis points), offset in part by improved pricing (230 basis points).

Access equipment segment cost of sales in the third quarter of fiscal 2019 was $990.1 million, or 79.3% of sales, compared to $936.9 million, or 80.8% of sales, in the third quarter of fiscal 2018. The 150 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (280 basis points), lower freight costs (70 basis points), manufacturing efficiencies (60 basis points) and the absence of charges and operating inefficiencies related to restructuring actions (50 basis points), offset in part by higher material costs (310 basis points).

Defense segment cost of sales in the third quarter of fiscal 2019 was $455.0 million, or 89.0% of sales, compared to $368.5 million, or 83.3% of sales, in the third quarter of fiscal 2018. The 570 basis point increase in cost of sales as a percentage of sales was primarily attributable to the application of the new revenue recognition standard (310 basis points), including the acceleration of changes in contract estimates, unfavorable product mix (200 basis points) and costs related to the start-up of a manufacturing facility in Tennessee (120 basis points).

Fire & emergency segment cost of sales in the third quarter of fiscal 2019 was $267.1 million, or 78.3% of sales, compared to $223.4 million, or 78.7% of sales, in the third quarter of fiscal 2018. The 40 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (240 basis points) and lower engineering costs (100 basis points), offset in part by higher material costs (200 basis points) and adverse product mix (110 basis points).

Commercial segment cost of sales in the third quarter of fiscal 2019 was $251.0 million, or 84.8% of sales, compared to $247.2 million, or 83.7% of sales, in the third quarter of fiscal 2018. The 110 basis point increase in cost of sales as a percentage of sales was primarily attributable to lost sales and increased costs incurred in association with the weather-related partial roof collapse at one of its manufacturing facilities in the second quarter of fiscal 2019.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

First Nine Months of Fiscal 2019 Compared to 2018

Consolidated cost of sales was $5.07 billion, or 81.9% of sales, in the first nine months of fiscal 2019 compared to $4.67 billion, or 82.6% of sales, in the first nine months of fiscal 2018. The 70 basis point decrease in cost of sales as a percentage of sales was due to improved pricing (200 basis points) and the absence of charges and operating inefficiencies related to restructuring actions in the access equipment and commercial segments (50 basis points), offset in part by higher material costs (180 basis points).

Access equipment segment cost of sales was $2.48 billion, or 81.0% of sales, in the first nine months of fiscal 2019 compared to $2.25 billion, or 82.8% of sales, in the first nine months of fiscal 2018. The 180 basis point decrease in cost of sales as a percentage of sales was largely due to improved pricing (260 basis points), the absence of charges and operating inefficiencies related to restructuring actions (100 basis points) and lower freight costs (40 basis points), offset in part by higher material and labor costs (250 basis points).

Defense segment cost of sales was $1.23 billion, or 84.4% of sales, in the first nine months of fiscal 2019 compared to $1.13 billion, or 83.0% of sales, in the first nine months of fiscal 2018. The 140 basis point increase in cost of sales as a percentage of sales was attributable to adverse product mix (180 basis points), offset in part by the application of the new revenue recognition standard (40 basis points).

Fire & emergency segment cost of sales was $725.8 million, or 78.9% of sales, in the first nine months of fiscal 2019 compared to $621.5 million, or 79.1% of sales, in the first nine months of fiscal 2018. Improved pricing was mostly offset by higher material costs.

Commercial segment cost of sales was $637.9 million, or 84.4% of sales, in the first nine months of fiscal 2019 compared to $676.8 million, or 84.5% of sales, in the first nine months of fiscal 2018.

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2019	2018	2019	2018
Operating income (loss):
Access equipment	$189.9	$149.3	$376.1	$260.6
Defense	29.5	48.2	152.8	162.4
Fire & emergency	50.7	36.5	127.2	97.8
Commercial	21.5	25.1	48.0	49.8
Corporate	(33.8)	(35.9)	(110.2)	(116.5)
	$257.8	$223.2	$593.9	$454.1

Third Quarter Fiscal 2019 Compared to 2018

Consolidated operating income in the third quarter of fiscal 2019 increased 15.5% to $257.8 million, or 10.8% of sales, compared to $223.2 million, or 10.3% of sales, in the third quarter of fiscal 2018. The increase in operating income was primarily a result of improved access equipment and fire & emergency segment results, offset in part by lower defense segment results. Consolidated operating income for the third quarter of 2019 without the adoption of the new revenue recognition standard would have been $270.0 million, or 11.4% of sales.

Access equipment segment operating income in the third quarter of fiscal 2019 increased 27.2% to $189.9 million, or 15.2% of sales, compared to $149.3 million, or 12.9% of sales, in the third quarter of fiscal 2018. The increase in operating income was primarily due to improved pricing, the higher gross margin associated with higher sales volume ($14 million), improved manufacturing efficiencies ($10 million) and a gain on the sale of a building ($2 million), offset in part by higher material and labor costs.

Defense segment operating income in the third quarter of fiscal 2019 decreased 38.8% to $29.5 million, or 5.8% of sales, compared to $48.2 million, or 10.9% of sales, in the third quarter of fiscal 2018. The decrease in operating income was due to the application of the new revenue recognition standard ($18 million), including higher costs on various contracts, costs to start up the manufacturing facility in Tennessee ($5 million) and adverse product mix ($10 million), offset in part by the impact of higher sales volume ($12 million). Defense segment operating income for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $47.3 million, or 9.1% of sales.

Fire & emergency segment operating income in the third quarter of fiscal 2019 increased 38.9% to $50.7 million, or 14.9% of sales, compared to $36.5 million, or 12.9% of sales, in the third quarter of fiscal 2018. The increase in operating income was primarily attributable to higher gross margin from higher sales volume ($13 million) and improved pricing, offset in part by higher material costs ($7 million). Fire & emergency segment operating income for the third quarter of fiscal 2019 without the adoption of the new revenue recognition standard would have been $46.4 million, or 14.8% of sales.

Commercial segment operating income in the third quarter of fiscal 2019 decreased 14.3% to $21.5 million, or 7.3% of sales, compared to $25.1 million, or 8.5% of sales, in the third quarter of fiscal 2018. The decrease in operating income was largely due to the business disruption caused by the weather-related partial roof collapse at one of its manufacturing facilities in the second quarter of fiscal 2019, warranty campaign costs and higher research and development spend.

Corporate operating costs decreased $2.1 million to $33.8 million in the third quarter of fiscal 2019 compared to $35.9 million in the third quarter of fiscal 2018, mainly driven by lower research and development spend.

Consolidated selling, general and administrative expenses decreased 2.5% to $166.9 million, or 7.0% of sales, in the third quarter of fiscal 2019 compared to $171.2 million, or 7.9% of sales, in the third quarter of fiscal 2018. The decrease in consolidated selling, general and administrative expenses was generally a result of a gain on sale of a building ($2 million) and lower consulting costs ($1 million).

First Nine Months of Fiscal 2019 Compared to 2018

Consolidated operating income in the first nine months of fiscal 2019 increased 30.8% to $593.9 million, or 9.6% of sales, compared to $454.1 million, or 8.0% of sales, in the first nine months of fiscal 2018. The increase in operating income was primarily a result of the impact of improved pricing ($158 million), higher gross margin associated with a higher consolidated sales volume ($96 million) and the absence of restructuring-related charges ($33 million), offset in part by higher material costs ($98 million). The first nine months of fiscal 2018 also included a benefit of $8.9 million related to the collection of receivables that had previously been fully reserved and a benefit of $7.7 million related to the recognition of deferred margin upon the receipt of cash from a customer.

Access equipment segment operating income in the first nine months of fiscal 2019 increased 44.3% to $376.1 million, or 12.3% of sales, compared to $260.6 million, or 9.6% of sales, in the first nine months of fiscal 2018. The increase in operating income was primarily due to improved pricing, higher gross margin associated with higher sales volume ($67 million), the absence of restructuring-related expenses ($28 million) and lower freight costs ($10 million), offset in part by higher material and labor costs. The first nine months of fiscal 2018 also included a benefit of $8.9 million related to the collection of receivables that had previously been fully reserved and a benefit of $7.7 million related to the recognition of deferred margin upon the receipt of cash from a customer.

Defense segment operating income in the first nine months of fiscal 2019 decreased 5.9% to $152.8 million, or 10.5% of sales, compared to $162.4 million, or 11.9% of sales, in the first nine months of fiscal 2018. The decrease in operating income was primarily a result of adverse product mix ($25 million) and costs to start up the manufacturing facility in Tennessee ($13 million), offset in part by higher gross margin associated with higher sales volume and changes associated with the application of the new revenue recognition standard ($9 million). Defense segment operating income for the first nine months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $144.0 million, or 10.0% of sales. The full year impact of the new revenue recognition standard is expected to be immaterial to defense segment operating income.

Fire & emergency segment operating income in the first nine months of fiscal 2019 increased 30.1% to $127.2 million, or 13.8% of sales, compared to $97.8 million, or 12.4% of sales, in the first nine months of fiscal 2018. The increase in operating income was largely a result of improved pricing and higher gross margin attributable to higher sales volume, offset in part by higher material costs. Fire & emergency segment operating income for the first nine months of fiscal 2019 without the adoption of the new revenue recognition standard would have been $118.6 million, or 13.7% of sales.

Commercial segment operating income in the first nine months of fiscal 2019 decreased 3.6% to $48.0 million, or 6.3% of sales, compared to $49.8 million, or 6.2% of sales, in the first nine months of fiscal 2018. The decrease in operating income was primarily a result of the impact of the business disruption caused by the weather-related partial roof collapse at one of its manufacturing facilities in the second quarter of fiscal 2019, offset in part by the absence of restructuring-related costs. The commercial segment incurred $4.3 million of restructuring charges in the first nine months of fiscal 2018.

Corporate operating costs in the first nine months of fiscal 2019 decreased $6.3 million to $110.2 million compared to the first nine months of fiscal 2018. The decrease in corporate operating costs was primarily due to lower research and development spending and lower management incentive compensation expense.

Consolidated selling, general and administrative expenses decreased 0.2% to $498.5 million, or 8.1% of sales, in the first nine months of fiscal 2019 compared to $499.5 million, or 8.8% of sales, in the first nine months of fiscal 2018.

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2019 Compared to 2018

Interest expense net of interest income decreased $11.3 million to $12.2 million in the third quarter of fiscal 2019 compared to $23.5 million in the third quarter of fiscal 2018. Fiscal 2018 third quarter results included $9.9 million of debt extinguishment costs in connection with the refinancing of the Company’s senior notes and credit agreement.

Other miscellaneous income of $0.3 million in the third quarter of fiscal 2019 and other miscellaneous expense of $2.6 million in the third quarter of fiscal 2018 primarily related to net foreign currency transaction gains and losses, investment gains and losses on a rabbi trust and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense in the third quarter of fiscal 2019 of $53.7 million, or 21.8% of pre-tax income, compared to $44.6 million, or 22.6% of pre-tax income, in the third quarter of fiscal 2018. The decrease in the Company’s effective income tax rate was primarily due to the Tax Reform Act. The Company had a blended federal statutory income tax rate of 24.5% in fiscal 2018 versus 21.0% in fiscal 2019. The Company recorded $1.2 million and $2.9 million of discrete tax benefits in the third quarter of fiscal 2019 and 2018, respectively.

Equity in losses of unconsolidated affiliates of $0.3 million in the third quarter of fiscal 2019 and equity in earnings of $0.9 million in the third quarter of fiscal 2018 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

First Nine Months of Fiscal 2019 Compared to 2018

Interest expense net of interest income decreased $9.8 million to $35.4 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. The decrease was driven by $9.9 million of debt extinguishment costs in connection with the refinancing of the Company’s senior notes and credit agreement in the third quarter of fiscal 2018 and lower interest costs as the result of refinancing the Company’s debt, offset in part by the receipt of interest in the second quarter of fiscal 2018 from a customer that had been on non-accrual status.

Other miscellaneous income of $0.3 million in the first nine months of fiscal 2019 and other miscellaneous expense $4.1 million in the first nine months of fiscal 2018 primarily related to net foreign currency transaction gains and losses, investment gains and losses on a rabbi trust and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense in the first nine months of fiscal 2019 of $129.6 million, or 23.2% of pre-tax income, compared to $85.5 million, or 21.1% of pre-tax income, in the first nine months of fiscal 2018. Results for the first nine months of fiscal 2019 were adversely impacted by discrete tax charges of $5.9 million, including $5.0 million of charges for uncertain tax position reserves related to the Transition Tax liability. Results for the first nine months of fiscal 2018 were favorably impacted by discrete tax benefits of $14.3 million, primarily due to favorable share-based compensation tax benefits of $4.5 million and a $8.7 million net tax benefit related to the Tax Reform Act.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a tax benefit of $30.2 million as a result of the remeasurement of deferred tax assets and liabilities and a tax charge of $21.5 million due to the Transition Tax in the first nine months of fiscal 2018.

Equity in earnings of unconsolidated affiliates of $0.2 million in the first nine months of fiscal 2019 and $1.3 million in the first nine months of 2018 primarily represented the Company’s equity interest in a commercial entity in Mexico and a joint venture in Europe.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding. Other sources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At June 30, 2019, the Company had cash and cash equivalents of $152.2 million and $784.2 of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company expects to meet its fiscal 2019 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

The Company expects to generate approximately $485 million of cash flow from operations in fiscal 2019. The Company expects that during fiscal 2019 approximately $175 million of cash will be utilized for capital spending needs. The Company is targeting $350 million of the cash generated in fiscal 2019 to be utilized for share repurchases, including repurchases completed in the first nine months of fiscal 2019. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares. The Company repurchased 1,166,914 shares under this authorization during the three months ended June 30, 2019, resulting in remaining authority to repurchase 8,833,086 shares of Common Stock as of June 30, 2019. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at June 30, 2019

The Company’s capitalization was as follows (in millions):

	June 30, 2019	September 30, 2018
Cash and cash equivalents	$152.2	$454.6
Total debt	818.7	818.0
Total shareholders’ equity	2,596.9	2,513.5
Total capitalization (debt plus equity)	3,415.6	3,331.5
Debt to total capitalization	24.0%	24.6%

The Company’s ratio of debt to total capitalization of 24.0% at June 30, 2019 remained within its targeted range.

During the first nine months of fiscal 2019, the Company repurchased 4,043,627 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors at a cost of $283.9 million. As of June 30, 2019, the Company had approximately 8.8 million shares of Common Stock remaining under the repurchase authorization.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) was 63 days at both September 30, 2018 and June 30, 2019. Days sales outstanding for segments other than the defense segment decreased from 53 days at September 30, 2018 to 52 days at June 30, 2019. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.1 times at September 30, 2018 to 4.9 times at June 30, 2019 as a result of higher inventory levels in the access equipment segment in advance of anticipated ANSI standard changes in December 2019.

Cash Flows

Operating Cash Flows

Operating activities generated $105.8 million of cash in the first nine months of fiscal 2019 compared to $220.2 million in the first nine months of fiscal 2018. The decrease in operating cash flow in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 was primarily due to the timing of inventory receipts in the access equipment segment, offset in part by higher consolidated net income. Production levels in fiscal 2019 in the access equipment segment have been more evenly balanced throughout the year. While inventory build in the access equipment segment was higher than the first nine months of fiscal 2018, the inventory was received more evenly throughout the quarters and, as a result, the segment did not experience a corresponding increase in the accounts payable at June 30.

Investing Cash Flows

Investing activities used cash of $71.5 million in the first nine months of fiscal 2019 compared to $55.3 million in the first nine months of fiscal 2018. The Company anticipates that it will spend $175 million on capital expenditures in fiscal 2019. The higher than typical capital spending for the Company reflects the construction of the Company’s new global headquarters in Oshkosh, Wisconsin.

Financing Cash Flows

Financing activities used cash of $337.5 million in the first nine months of fiscal 2019 compared to $242.0 million in the first nine months of fiscal 2018. The increase in cash utilized for financing activities was due to an increase in Common Stock repurchases under the repurchase authorization approved by the Company’s Board of Directors. In the first nine months of fiscal 2019, the Company repurchased 4,043,627 shares of its Common Stock at an aggregate cost of $283.9 million. In the first nine months of fiscal 2018, the Company repurchased 2,110,307 shares of its Common Stock at an aggregate cost of $166.8 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. At June 30, 2019, outstanding letters of credit of $65.8 reduced available capacity under the Revolving Credit Facility to $784.2. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, and consummate acquisitions.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2019 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2019.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 24% of the Company’s net sales in the first nine months of fiscal 2019. No other single customer accounted for more than 10% of the Company’s net sales for this period. A significant portion of the Company’s net sales are derived from customer orders prior to commencing production.

The Company’s backlog at June 30, 2019 increased 3.5% to $4.99 billion compared to $4.83 billion at June 30, 2018. Access equipment segment backlog decreased 30.3% to $854.8 million at June 30, 2019 compared to $1.23 billion at June 30, 2018. Record sales in the third quarter of fiscal 2019 and a moderation in customer orders in North America and Europe, in part as a result of adverse weather, drove backlog below record third quarter backlog in the prior year. Defense segment backlog increased 26.5% to $2.85 billion at June 30, 2019 compared to $2.25 billion at June 30, 2018 primarily due to a $1.7 billion order for approximately 6,100 JLTVs and kits received from the U.S. Army during the first quarter of fiscal 2019, offset in part by shipments in the first nine months of fiscal 2019. Fire & emergency segment backlog decreased 1.1% to $956.4 million at June 30, 2019 compared to $967.1 million at June 30, 2018. Commercial segment backlog decreased 12.4% to $335.3 million at June 30, 2019 compared to $382.8 million at June 30, 2018, primarily as a result of what the Company believes were higher customer orders in fiscal 2018 as customers placed orders up to twelve months in advance in anticipation of price increases driven by higher steel prices, the timing of some larger customer orders in the third quarter of fiscal 2018 that remain outstanding this year and the segment’s focus on order discipline as it continues to evolve its 80/20 strategy.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog in the access equipment segment can generally be canceled without penalty. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the U.S. government versus its sales to other customers. Approximately 63% of the Company’s June 30, 2019 backlog is not expected to be filled in fiscal 2019.

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

	Fiscal 2019 Expectations
	Low	High
Effective income tax rate (GAAP)	22.5%	22.5%
Repatriation tax adjustment	(1.0%)	(1.0%)
Adjusted effective income tax rate (non-GAAP)	21.5%	21.5%

Earnings per share-diluted (GAAP)	$7.80	$8.00
Repatriation tax adjustment	0.10	0.10
Adjusted earnings per share-diluted (non-GAAP)	$7.90	$8.10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2019. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	1,362,821
May 1 - May 31	418,578	$76.14	418,578	9,581,422
June 1 - June 30	748,336	$76.11	748,336	8,833,086
Total	1,166,914		1,166,914	8,833,086

(1)

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares. The Company repurchased 1,166,914 shares under this authorization during the three months ended June 30, 2019. As a result, 8,833,086 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2019. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. In addition, and with certain exceptions, the Company’s credit agreement limits the ability of the Company to pay dividends and other distributions, including repurchases of shares of Common Stock. However, so long as no event of default exists under the Credit Agreement or would result from such payment, the Company may pay dividends or distributions after April 3, 2018 in an aggregate amount not exceeding the sum of (i) 1.46 billion (ii) 50% of the consolidated net income of the Company and its subsidiaries (or if such consolidated net income is a deficit, minus 100% of such deficit), accrued on a cumulative basis during the period beginning on April 3, 2018 and ending on the last day of the fiscal quarter immediately preceding the date of the applicable proposed dividend or distribution; and (iii) 100% of the aggregate net proceeds received by the Company subsequent to April 3, 2018 either as a contribution to its common equity capital or from the issuance and sale of its Common Stock. The Company’s indentures for its senior notes due 2025 and senior notes due 2028 also contain restrictive covenants that may limit the Company’s ability to repurchase shares of its Common Stock or make dividends and other types of distributions to shareholders.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and John C. Pfeifer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2019.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2019.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2019.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2019.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

August 1, 2019	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

August 1, 2019	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 1, 2019	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)