Form 10-Q
period 2019-12-31
OSHKOSH CORP
filed 2020-01-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of January 22, 2020, 68,309,772 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2019	2018
Net sales	$1,695.1	$1,803.4
Cost of sales	1,405.6	1,475.1
Gross income	289.5	328.3

Operating expenses:
Selling, general and administrative	173.4	158.6
Amortization of purchased intangibles	7.0	9.2
Total operating expenses	180.4	167.8
Operating income	109.1	160.5

Other income (expense):
Interest expense	(13.1)	(13.7)
Interest income	1.3	2.2
Miscellaneous, net	(0.4)	(1.2)
Income before income taxes and earnings (losses) of unconsolidated affiliates	96.9	147.8
Provision for income taxes	20.7	39.7
Income before earnings (losses) of unconsolidated affiliates	76.2	108.1
Equity in earnings (losses) of unconsolidated affiliates	(0.5)	0.9
Net income	$75.7	$109.0

Earnings per share:
Basic	$1.11	$1.53
Diluted	1.10	1.51

Cash dividends declared per share on Common Stock	$0.30	$0.27

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions; unaudited)

	Three Months Ended December 31,
	2019	2018
Net income	$75.7	$109.0
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.7	—
Currency translation adjustments	19.5	(8.8)
Change in fair value of derivative instruments	(0.5)	—
Total other comprehensive income (loss), net of tax	19.7	(8.8)
Comprehensive income	$95.4	$100.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts; unaudited)

	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$264.0	$448.4
Receivables, net	911.6	1,082.3
Unbilled receivables, net	544.0	549.5
Inventories, net	1,430.7	1,249.2
Other current assets	80.3	78.9
Total current assets	3,230.6	3,408.3
Property, plant and equipment, net	558.8	573.6
Goodwill	1,001.4	995.7
Purchased intangible assets, net	425.5	432.3
Other long-term assets	339.9	156.4
Total assets	$5,556.2	$5,566.3

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$—
Accounts payable	612.7	795.5
Customer advances	407.2	382.0
Payroll-related obligations	125.7	183.6
Income taxes payable	32.8	73.5
Other current liabilities	330.8	307.3
Total current liabilities	1,509.2	1,741.9
Long-term debt, less current maturities	819.2	819.0
Other long-term liabilities	546.7	405.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	794.1	808.5
Retained earnings	2,560.3	2,505.0
Accumulated other comprehensive loss	(181.9)	(201.6)
Common Stock in treasury, at cost (6,843,325 and 7,114,349 shares, respectively)	(492.1)	(512.8)
Total shareholders’ equity	2,681.1	2,599.8
Total liabilities and shareholders’ equity	$5,556.2	$5,566.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Three Months Ended December 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	75.7	—	—	75.7
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	19.5	—	19.5
Cash dividends ($0.30 per share)	—	—	(20.4)	—	—	(20.4)
Repurchases of Common Stock	—	—	—	—	(9.4)	(9.4)
Exercise of stock options	—	(5.9)	—	—	20.7	14.8
Stock-based compensation expense	—	9.4	—	—	—	9.4
Payment of stock-based restricted and performance shares	—	(17.9)	—	—	17.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.5)	(8.5)
Other	—	—	—	(0.5)	—	(0.5)
Balance at December 31, 2019	$0.7	$794.1	$2,560.3	$(181.9)	$(492.1)	$2,681.1

	Three Months Ended December 31, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	109.0	—	—	109.0
Currency translation adjustments	—	—	—	(8.8)	—	(8.8)
Cash dividends ($0.27 per share)	—	—	(19.3)	—	—	(19.3)
Repurchases of Common Stock	—	—	—	—	(170.0)	(170.0)
Exercise of stock options	—	(1.8)	—	—	3.5	1.7
Stock-based compensation expense	—	7.9	—	—	—	7.9
Payment of stock-based restricted and performance shares	—	(23.3)	—	—	23.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2018	$0.7	$797.6	$2,090.8	$(124.7)	$(353.2)	$2,411.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions; unaudited)

	Three Months Ended December 31,
	2019	2018
Operating activities:
Net income	$75.7	$109.0
Depreciation and amortization	28.0	28.7
Stock-based compensation expense	9.4	7.9
Deferred income taxes	0.8	(1.0)
Gain on sale of assets	(8.6)	(0.8)
Foreign currency transaction (gains) losses	(1.3)	(0.2)
Other non-cash adjustments	0.4	(0.9)
Changes in operating assets and liabilities	(254.3)	(228.6)
Net cash used by operating activities	(149.9)	(85.9)

Investing activities:
Additions to property, plant and equipment	(33.7)	(13.2)
Additions to equipment held for rental	(7.5)	(5.9)
Proceeds from sale of equipment held for rental	29.0	2.3
Other investing activities	(1.0)	1.7
Net cash used by investing activities	(13.2)	(15.1)

Financing activities:
Repurchases of Common Stock	(17.9)	(176.9)
Dividends paid	(20.4)	(19.3)
Proceeds from exercise of stock options	14.8	1.7
Other financing activities	(0.3)	—
Net cash used by financing activities	(23.8)	(194.5)
Effect of exchange rate changes on cash	2.5	0.8
Decrease in cash and cash equivalents	(184.4)	(294.7)
Cash and cash equivalents at beginning of period	448.4	454.6
Cash and cash equivalents at end of period	$264.0	$159.9

Supplemental disclosures:
Cash paid for interest	$14.6	$13.4
Cash paid for income taxes	58.0	5.6
Cash paid for operating lease liabilities	13.8	—
Right-of-use assets obtained	5.9	—

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2019. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries.

2.	New Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as lease liabilities with corresponding right-of-use (“ROU”) assets, while leaving presentation of lease expense in the statement of income largely unchanged. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company adopted the new guidance on October 1, 2019 following the modified retrospective method of transition. Prior period comparative information was not recast to reflect the impact of the new guidance and therefore continues to be reported under the accounting guidance in effect during those periods (Accounting Standards Codification (ASC) 840).

The new standard provided a number of optional practical expedients for transition. The Company elected to adopt the standard using the package of practical expedients, which allowed the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. The Company has elected not to separate payments for lease components from payments for non-lease components for any classes of assets. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

The most significant quantitative effect of adoption relates to the recognition of ROU assets and lease liabilities on the balance sheet for operating leases. The adoption did not have a material impact on the Company’s results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cumulative effect of initially applying the new leasing guidance to the Company’s Condensed Consolidated Financial Statements as of October 1, 2019 was as follows (in millions):

	Balance as of September 30, 2019	Cumulative Impact from Adopting New Lease Standard	Balance as of October 1, 2019
Assets
Other current assets	$78.9	$(0.5)	$78.4
Total current assets	3,408.3	(0.5)	3,407.8
Other long-term assets	156.4	179.5	335.9
Total assets	5,566.3	179.0	5,745.3

Liabilities and Shareholders’ Equity
Other current liabilities	$307.3	$46.4	$353.7
Total current liabilities	1,741.9	46.4	1,788.3
Other long-term liabilities	405.6	132.6	538.2
Total liabilities and shareholders' equity	5,566.3	179.0	5,745.3

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s accounting for leases.

Standards not yet adopted

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of October 1, 2020. The Company does not expect the adoption of ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will be required to adopt ASU 2018-15 as of October 1, 2020. The Company intends to adopt the standard on a prospective basis and does not expect the adoption of ASU 2018-15 will have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of October 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of 2019-12 on the Company’s consolidated financial statements.

3.	Revenue Recognition

The defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Cumulative estimate-at-completion adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified.

There is significant judgment involved in estimating sales and costs within the defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. Contract adjustments in the defense segment increased net sales, operating income, net income and diluted earnings per share by $7.6 million, $3.8 million, $3.0 million and $0.04 per share, respectively, during the three months ended December 31, 2019. Contract adjustments in the defense segment increased net sales, operating income, net income and diluted earnings per share by $31.6 million, $30.3 million, $23.2 million and $0.32 per share, respectively, during the three months ended December 31, 2018.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended December 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$695.3	$0.5	$252.0	$119.4	$(3.1)	$1,064.1
Over time	22.6	492.6	10.4	104.8	0.6	631.0
	$717.9	$493.1	$262.4	$224.2	$(2.5)	$1,695.1

	Three Months Ended December 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$807.8	$0.3	$290.9	$121.2	$(4.9)	$1,215.3
Over time	18.7	463.8	4.6	101.0	—	588.1
	$826.5	$464.1	$295.5	$222.2	$(4.9)	$1,803.4

See Note 20 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the fire & emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the fire & emergency segment, the Company’s contracts typically do not contain a significant financing component. In the fire & emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the fire & emergency segment and the customer at contract inception. Interest due on customer advances of $3.2 million and $3.6 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three months ended December 31, 2019 and 2018, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $534.4 million as of December 31, 2019, of which $407.2 million, $75.3 million and $51.9 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. Total contract liabilities were $512.5 million as of September 30, 2019, of which $382.0 million, $78.2 million and $52.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $172.9 million and $236.0 million of revenue that was recorded as a contract liability as of the beginning of the period during the three months ended December 31, 2019 and 2018, respectively.

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contracts from customers during the three months ended December 31, 2019 and 2018, respectively. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

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

	Three Months Ended December 31,
	2019	2018
Balance at beginning of period	$68.2	$30.7
Adoption of ASC 606	—	35.7
Deferred revenue for new service warranties	5.9	10.5
Amortization of deferred revenue	(7.2)	(10.8)
Foreign currency translation	0.3	—
Balance at end of period	$67.2	$66.1

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2019	2019
Other current liabilities	$27.3	$27.8
Other long-term liabilities	39.9	40.4
	$67.2	$68.2

Remaining Performance Obligations

As of December 31, 2019, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.28 billion, of which $2.64 billion is expected to be satisfied and revenue recognized in the remaining nine months of fiscal 2020, $1.44 billion is expected to be satisfied and revenue recognized in fiscal 2021 and $202.8 million is expected to be satisfied and revenue recognized beyond fiscal 2021.

4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At December 31, 2019, the Company had reserved 6,025,328 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2019 was $10.7 million ($8.9 million net of tax). Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2018 was $7.6 million ($6.5 million net of tax).

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$2.5	$2.4
Interest cost	4.3	4.7
Expected return on plan assets	(5.1)	(5.0)
Amortization of prior service cost (benefit)	0.4	0.4
Amortization of net actuarial loss (gain)	0.8	—
Expenses paid	1.0	0.6
Net periodic benefit cost	$3.9	$3.1

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$0.9	$0.8
Interest cost	0.4	0.5
Amortization of prior service cost (benefit)	(0.2)	(0.4)
Amortization of net actuarial loss (gain)	(0.1)	(0.1)
Net periodic benefit cost	$1.0	$0.8

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income. Administrative expense for the three-months ended December 31, 2018, which was previously included in “Service cost”, is now reported in “Expenses paid” to improve the comparability between the periods.

6.	Income Taxes

The Company recorded income tax expense of $20.7 million for the three months ended December 31, 2019, or 21.4% of pre-tax income, compared to $39.7 million, or 26.9% of pre-tax income, for the three months ended December 31, 2018. Results for the three months ended December 31, 2019 were favorably impacted by $1.1 million of net discrete tax benefits, including a $1.5 million benefit related to employee stock-based compensation payments. Results for the three months ended December 31, 2018 were unfavorably impacted by $7.3 million of net discrete tax charges, including $6.2 million of charges related to uncertain tax position reserves and a $0.8 million charge related to adjustments to the repatriation tax required under tax legislation enacted in the United States in December 2017.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $106.0 million and $97.3 million as of December 31, 2019 and September 30, 2019, respectively. As of December 31, 2019, net unrecognized tax benefits, excluding interest and penalties, of $21.4 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2019 and 2018, the Company recognized a benefit of $0.1 million and expense of $0.2 million, respectively, related to interest and penalties. At December 31, 2019, the Company had accruals for the payment of interest and penalties of $4.3 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrecognized tax benefits by approximately $7.2 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended December 31,
	2019	2018
Basic weighted-average common shares outstanding	68,098,220	71,464,489
Dilutive stock options and other equity-based compensation awards	843,307	637,337
Diluted weighted-average common shares outstanding	68,941,527	72,101,826

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2019	2018
Stock options	516,256	943,089

8.	Receivables

Receivables consisted of the following (in millions):

	December 31, 2019	September 30, 2019
Trade receivables - U.S. government	$111.9	$61.8
Trade receivables - other	774.3	997.7
Finance receivables	12.0	13.1
Notes receivable	0.4	0.4
Other receivables	33.5	32.0
	932.1	1,105.0
Less allowance for doubtful accounts	(9.7)	(11.3)
	$922.4	$1,093.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31, 2019	September 30, 2019
Current receivables	$911.6	$1,082.3
Long-term receivables	10.8	11.4
	$922.4	$1,093.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.2	$0.4	$8.7	$11.3	$2.8	$—	$7.1	$9.9
Provision for doubtful accounts, net of recoveries	(0.2)	—	(1.4)	(1.6)	(0.1)	—	0.7	0.6
Allowance at end of period	$2.0	$0.4	$7.3	$9.7	$2.7	$—	$7.8	$10.5

9.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2019	September 30, 2019
Raw materials	$701.2	$676.0
Partially finished products	277.9	244.2
Finished products	557.2	433.0
Inventories at FIFO cost	1,536.3	1,353.2
Less: Excess of FIFO cost over LIFO cost	(105.6)	(104.0)
	$1,430.7	$1,249.2

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31, 2019	September 30, 2019
Land and land improvements	$63.5	$55.8
Buildings	365.0	325.8
Machinery and equipment	713.1	701.0
Software and related costs	172.5	181.2
Equipment on operating lease to others	19.0	39.5
Construction in progress	23.4	57.6
	1,356.5	1,360.9
Less accumulated depreciation	(797.7)	(787.3)
	$558.8	$573.6

Depreciation expense was $20.3 million and $19.1 million for the three months ended December 31, 2019 and 2018, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2019 and September 30, 2019 was $17.3 million and $31.3 million, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended December 31, 2019 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Net goodwill at September 30, 2019	$868.8	$106.1	$20.8	$995.7
Foreign currency translation	5.7	—	—	5.7
Net goodwill at December 31, 2019	$874.5	$106.1	$20.8	$1,001.4

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2019			September 30, 2019
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,806.6	$(932.1)	$874.5	$1,800.9	$(932.1)	$868.8
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,111.4	$(1,110.0)	$1,001.4	$2,105.7	$(1,110.0)	$995.7

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.7)	$22.7
Technology-related	11.9	104.7	(102.7)	2.0
Customer relationships	12.8	555.0	(543.3)	11.7
Other	16.2	16.4	(15.0)	1.4
	14.7	731.5	(693.7)	37.8
Non-amortizable trade names		387.7	—	387.7
		$1,119.2	$(693.7)	$425.5

	September 30, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.3)	$23.1
Technology-related	11.9	104.7	(102.6)	2.1
Customer relationships	12.8	554.8	(536.8)	18.0
Other	16.1	16.3	(14.9)	1.4
	14.7	731.2	(686.6)	44.6
Non-amortizable trade names		387.7	—	387.7
		$1,118.9	$(686.6)	$432.3

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2020 and the five years succeeding September 30, 2020 are as follows: 2020 (remaining nine months) - $4.0 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; 2024 - $1.7 million; and 2025 - $1.5 million.

12.	Leases

The Company leases certain real estate, information technology equipment, warehouse equipment, vehicles and other equipment almost exclusively through operating leases. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding ROU asset are recognized for qualifying leased assets based on the present value of fixed and certain index based lease payments at lease commencement. Variable payments, which are generally determined based on the usage rate of the underlying asset, are excluded from the present value of lease payments and are recognized in the period in which the payment is made. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term and economic environment in which the lease is denominated. The incremental borrowing rate is determined using a portfolio approach based on the current rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company has elected not to separate payments for lease components from payments for non-lease components in contracts that contain both components. Lease agreements may include options to extend or terminate the lease. Those options that are reasonably certain of exercise at lease commencement have been included in the term of the lease used to recognize the ROU assets and lease liabilities. The lease term of the Company’s real estate and equipment leases extend up to 29 years and 16 years, respectively. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases. The Company’s finance leases are not significant.

The components of lease costs were as follows (in millions):

Three Months Ended December 31, 2019
Operating lease cost	$13.8
Variable lease cost	3.8
Short-term lease cost	1.1

Supplemental information related to operating leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2019
Operating leases
Lease ROU assets	Other long-term assets	$172.0
Current lease liabilities	Other current liabilities	46.6
Long-term lease liabilities	Other long-term liabilities	126.7

Weighted average remaining lease term		6 years

Weighted average discount rates		3.0%

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the ROU asset balance for operating leases disaggregated by segment and type of lease (in millions):

	December 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Real estate leases	$67.1	$32.1	$8.1	$21.2	$9.2	$137.7
Equipment leases	8.9	5.3	3.1	1.7	15.3	34.3
	$76.0	$37.4	$11.2	$22.9	$24.5	$172.0

Maturities of operating lease liabilities at December 31, 2019 and minimum payments for operating leases (under ASC 842) having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in
Remaining nine months of 2020	$39.0
2021	43.7
2022	28.8
2023	21.8
2024	14.9
2025	11.1
Thereafter	29.8
Total lease payments	189.1
Less: imputed interest	(15.8)
Present value of lease liability	$173.3

At September 30, 2019, future minimum operating lease payments (under ASC 840) were as follows (in millions):

Amounts due in
2020	$34.0
2021	26.7
2022	15.9
2023	11.3
2024	7.1
Thereafter	11.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.6)	$274.4
5.375% Senior Notes due March 2025	250.0	(1.9)	248.1
4.600% Senior Notes due May 2028	300.0	(3.3)	296.7
	$825.0	$(5.8)	$819.2

	September 30, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.6)	$274.4
5.375% Senior Notes due March 2025	250.0	(2.0)	248.0
4.600% Senior Notes due May 2028	300.0	(3.4)	296.6
	$825.0	$(6.0)	$819.0

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

At December 31, 2019, outstanding letters of credit of $63.5 million reduced available capacity under the Revolving Credit Facility to $786.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2019, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2019 was 3.05%.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2019.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2019, the fair value of the 2025 Senior Notes and the 2028 Senior Notes was estimated to be $258 million ($259 million at September 30, 2019) and $326 million ($322 million at September 30, 2019), respectively. The fair value of the Term Loan approximated book value at both December 31, 2019 and September 30, 2019. See Note 19 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Warranties

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Balance at beginning of period	$65.1	$75.3
Adoption of ASC 606	—	(14.3)
Warranty provisions	10.6	10.4
Settlements made	(11.0)	(11.0)
Changes in liability for pre-existing warranties, net	(0.5)	(1.2)
Foreign currency translation	0.1	(0.1)
Balance at end of period	$64.3	$59.1

Due to the adoption of ASC 606, the Company determined that certain warranties previously classified as assurance-type warranties are service-type warranties. The liabilities associated with service-type warranties are disclosed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at December 31, 2019 the Company guaranteed an aggregate of $740.6 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2019 was $144.0 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at December 31, 2019 the Company guaranteed to support an aggregate of $91.9 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at December 31, 2019 was $11.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Balance at beginning of period	$15.8	$10.4
Provision for new credit guarantees	1.5	1.3
Changes for pre-existing guarantees, net	—	(0.9)
Amortization of previous guarantees	(1.4)	(0.7)
Foreign currency translation	0.1	—
Balance at end of period	$16.0	$10.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2019 and September 30, 2019, the estimated net liabilities for product and general liability claims totaled $34.6 million and $36.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $631.7 million and $552.2 million at December 31, 2019 and September 30, 2019, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $63.5 million and $63.7 million at December 31, 2019 and September 30, 2019, respectively.

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

17.	Shareholders’ Equity

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares as of that date. The Company repurchased 128,869 shares of its Common Stock under this authorization during the three months ended December 31, 2019 at a cost of $9.4 million. The Company repurchased 2,563,087 shares of Common Stock under this authorization during the three months ended December 31, 2018 at a cost of $170.0 million. As of December 31, 2019, the Company had repurchased 2,118,688 shares under this authorization, resulting in remaining authority to repurchase 7,881,312 shares of Common Stock. The Company is restricted by its Credit Agreement from repurchasing shares in certain situations. See Note 13 of the Notes to Condensed Consolidated Financial Statements for information regarding these restrictions.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	19.5	(0.5)	19.0
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	19.5	(0.5)	19.7
Balance at end of period	$(68.7)	$(113.0)	$(0.2)	$(181.9)

	Three Months Ended December 31, 2018
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at October 1, 2018	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	—	(8.8)	—	(8.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	(8.8)	—	(8.8)
Balance at end of period	$(20.0)	$(105.0)	$0.3	$(124.7)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended December 31,
		2019	2018
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$—
Actuarial (gains) losses	Miscellaneous, net	0.7	(0.1)
Total before tax		0.9	(0.1)
Tax provision (benefit)		(0.2)	0.1
Net of tax		$0.7	$—

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three months ended December 31, 2019.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
SERP plan assets (a)	$22.0	$—	$—	$22.0
Foreign currency exchange derivatives (b)	—	0.6	—	0.6

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.7	$—	$0.7

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4

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

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, stock-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments, and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$306.0	$—	$306.0	$337.7	$—	$337.7
Telehandlers	201.4	—	201.4	269.5	—	269.5
Other	210.5	—	210.5	219.3	—	219.3
Total access equipment	717.9	—	717.9	826.5	—	826.5

Defense	492.6	0.5	493.1	463.8	0.3	464.1

Fire & emergency	260.0	2.4	262.4	291.2	4.3	295.5

Commercial
Concrete placement	75.7	—	75.7	81.7	—	81.7
Refuse collection	115.9	—	115.9	109.2	—	109.2
Other	32.3	0.3	32.6	30.7	0.6	31.3
Total commercial	223.9	0.3	224.2	221.6	0.6	222.2
Corporate and intersegment eliminations	0.7	(3.2)	(2.5)	0.3	(5.2)	(4.9)
Consolidated	$1,695.1	$—	$1,695.1	$1,803.4	$—	$1,803.4

	Three Months Ended December 31,
	2019	2018
Operating income (loss):
Access equipment	$69.0	$66.4
Defense	30.9	71.1
Fire & emergency	31.0	39.9
Commercial	17.8	18.7
Corporate	(39.6)	(35.6)
Consolidated	109.1	160.5
Interest expense, net of interest income	(11.8)	(11.5)
Miscellaneous other (expense) income	(0.4)	(1.2)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$96.9	$147.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2019	September 30, 2019
Identifiable assets:
Access equipment:
U.S.	$2,295.8	$2,317.2
Europe, Africa and Middle East	390.5	403.4
Rest of the World (b)	357.4	252.6
Total access equipment	3,043.7	2,973.2
Defense:
U.S.	1,032.6	883.0
Rest of the World	6.6	6.7
Total defense	1,039.2	889.7
Fire & emergency - U.S.	569.1	587.9
Commercial:
U.S.	373.6	383.6
Rest of the World	41.9	48.9
Total commercial	415.5	432.5
Corporate:
U.S. (a)	488.7	597.6
Rest of the World (b)	—	85.4
Total corporate	488.7	683.0
Consolidated	$5,556.2	$5,566.3

(a)	Primarily includes cash and short-term investments and the Company’s new global headquarters.
(b)	Control of a shared manufacturing facility in Mexico transferred to the access equipment segment effective October 1, 2019.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$547.1	$485.6	$243.9	$218.6	$(2.5)	$1,492.7
Europe, Africa and Middle East	74.2	6.0	0.4	0.4	—	81.0
Rest of the World	96.6	1.5	18.1	5.2	—	121.4
	$717.9	$493.1	$262.4	$224.2	$(2.5)	$1,695.1

	Three Months Ended December 31, 2018
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$646.2	$448.1	$273.1	$217.7	$(5.0)	$1,580.1
Europe, Africa and Middle East	113.7	15.9	11.0	1.8	0.1	142.5
Rest of the World	66.6	0.1	11.4	2.7	—	80.8
	$826.5	$464.1	$295.5	$222.2	$(4.9)	$1,803.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather or natural disasters that may affect the Company, its suppliers or its customers; performance issues with suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $1.10 in the first quarter of fiscal 2020, in line with the Company’s expectations and down compared to earnings per share of $1.51 in the first quarter of fiscal 2019. Results for the first quarter of fiscal 2019 included $7.0 million, or $0.10 per share, of charges related to adjustments to the repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax’’) required under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted in the United States in December 2017. Positive access equipment performance was not enough to offset lower defense segment results, primarily as a result of lower cumulative catch-up adjustments on contract awards and adverse product mix, and the impact of lower consolidated sales. The first quarter of fiscal 2020 benefited by $0.06 per share compared to the first quarter of fiscal 2019 as a result of share repurchases, including $9.4 million of share repurchases in the first quarter of fiscal 2020.

Consolidated net sales in the first quarter of fiscal 2020 decreased $108.3 million, or 6.0%, to $1.70 billion compared to the first quarter of fiscal 2019 primarily due to lower access equipment sales. The lower sales volume in North America reflected rental company customers in this region slowing down their capital expenditures for fleet growth.

Consolidated operating income decreased $51.4 million to $109.1 million, or 6.4% of sales, in the first quarter of fiscal 2020 compared to $160.5 million, or 8.9% of sales, in the first quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to lower defense segment results and lower gross margin associated with lower consolidated sales, offset in part by improved access equipment segment performance.

The decline in defense segment results was due in large part to lower cumulative catch-up adjustments on contract awards. In the first quarter of fiscal 2019, the defense segment received a very large order for Joint Light Tactical Vehicles (JLTV). Upon receipt of that order, the defense segment recorded a cumulative adjustment to the program margin to reflect a near doubling of the number of units on contract for that program. The defense segment received a JLTV order again in the first quarter fiscal 2020, but the quantity of units ordered was not as large as the first quarter of fiscal 2019. Consequently, the impact of the cumulative adjustment to the program margin was not as large. For comparison, the order in first quarter of fiscal 2020 only increased the quantity of units ordered life to date of the program by slightly more than 25%.

As a result of the Company’s first quarter results that were in line with the Company’s expectations; the successful conclusion of negotiations with most of access equipment segment’s key rental company customers in the first quarter; backlog of over $1 billion in each of the Company’s three largest segments and signs of stabilization of macro-economic data in the United States, the Company reaffirmed its fiscal 2020 earnings per share estimate range of $7.30 to $8.10. The Company also continues to expect fiscal 2020 consolidated net sales to be between $7.9 billion and $8.2 billion and consolidated operating income to be in the range of $690 million to $765 million.

The Company slightly reduced the high end of the access equipment segment fiscal 2020 sales estimate range by $50 million to reflect lower expected sales in the Europe, Africa and Middle East region versus the Company’s previous expectations. The Company now expects access equipment segment fiscal 2020 sales to be between $3.5 billion and $3.75 billion. The Company also increased the high end of its fiscal 2020 operating income margin estimate range for the access equipment segment by 25 basis points as the Company believes the access equipment segment can deliver the previous implied operating income on the slightly lower sales levels. The Company now expects access equipment segment operating income margin in the range of 11.25% to 12.5%.

The Company continues to expect defense segment fiscal 2020 sales to be approximately $2.2 billion with operating income margin of approximately 9.0%.

The Company’s fiscal 2020 sales and operating income margin expectations for the fire & emergency segment remain unchanged at approximately $1.2 billion and a range of 14.5% to 15.0%, respectably.

The Company also did not change its commercial segment expectations for fiscal 2020 of approximately $1.05 billion of sales at an operating income margin in the range of 7.0% to 7.25%.

The Company expects flat sales in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 as expected defense segment sales growth should offset expected lower access equipment segment sales. The Company expects earnings in the second quarter of fiscal 2020 will be modestly lower compared to the second quarter of fiscal 2019, reflecting the mix impact of higher defense segment sales and lower access equipment segment sales.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2020	2019
Net sales:
Access equipment	$717.9	$826.5
Defense	493.1	464.1
Fire & emergency	262.4	295.5
Commercial	224.2	222.2
Intersegment eliminations and other	(2.5)	(4.9)
	$1,695.1	$1,803.4

First Quarter Fiscal 2020 Compared to 2019

Consolidated net sales in the first quarter of fiscal 2020 decreased $108.3 million, or 6.0%, compared to the first quarter of fiscal 2019 primarily due to lower access equipment segment sales.

Access equipment segment net sales in the first quarter of fiscal 2020 decreased $108.6 million, or 13.1%, compared to the first quarter of fiscal 2019. The decrease in sales, which was expected, was due to lower sales volumes for both aerial work platforms and telehandlers in North America and the Europe Africa and Middle East region, offset in part by continued strong sales growth in the Asia Pacific region. The lower sales volume in North America reflected rental company customers in this region slowing down their capital expenditures for fleet growth.

Defense segment net sales in the first quarter of fiscal 2020 increased $29.0 million, or 6.2%, compared to the first quarter of fiscal 2019. The increase in sales was due to the continued ramp up of JLTV sales to the U.S. government, offset in part by lower Family of Heavy Tactical Vehicle program sales.

Fire & emergency segment net sales in the first quarter of fiscal 2020 decreased $33.1 million, or 11.2%, compared to the first quarter of fiscal 2019 due to favorable sales timing in the prior year quarter.

Commercial segment net sales in the first quarter of fiscal 2020 increased $2.0 million, or 0.9%, compared to the first quarter of fiscal 2019 due to a higher mix of package sales, which include third party chassis, offset in part by lower concrete placement unit volumes.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2020	2019
Cost of sales:
Access equipment	$582.7	$695.5
Defense	435.4	369.5
Fire & emergency	207.0	234.3
Commercial	182.3	181.3
Intersegment eliminations and other	(1.8)	(5.5)
	$1,405.6	$1,475.1

First Quarter Fiscal 2020 Compared to 2019

Consolidated cost of sales in the first quarter of fiscal 2020 was $1.41 billion, or 82.9% of sales, compared to $1.48 billion, or 81.8% of sales, in the first quarter of fiscal 2019. The 110 basis point increase in cost of sales as a percentage of sales was primarily due to a larger cumulative catch-up adjustments on contracts in the defense segment in the prior year first quarter, primarily as a result of the dollar amount of orders received in the quarter (120 basis points), higher new product development spending (50 basis points), unfavorable absorption (50 basis points) and a favorable resolution of contract compliance matters in the defense segment in the prior year quarter (40 basis points), offset in part by improved price/cost dynamics (180 basis points).

Access equipment segment cost of sales in the first quarter of fiscal 2020 was $582.7 million, or 81.2% of sales, compared to $695.5 million, or 84.2% of sales, in the first quarter of fiscal 2019. The 300 basis point decrease in cost of sales as a percentage of sales was largely due to improved price/cost dynamics (190 basis points) and favorable product mix (170 basis points).

Defense segment cost of sales in the first quarter of fiscal 2020 was $435.4 million, or 88.3% of sales, compared to $369.5 million, or 79.6% of sales, in the first quarter of fiscal 2019. The 870 basis point increase in cost of sales as a percentage of sales was largely attributable to a larger cumulative catch-up adjustments on contracts in the prior year first quarter, primarily as a result of the dollar amount of orders received in the quarter (420 basis points), unfavorable product mix (200 basis points), a favorable resolution of contract compliance matters in the defense segment in the prior year quarter (120 basis points) and higher new product development spending (90 basis points).

Fire & emergency segment cost of sales in the first quarter of fiscal 2020 was $207.0 million, or 78.9% of sales, compared to $234.3 million, or 79.3% of sales, in the first quarter of fiscal 2019. The 40 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (270 basis points) offset in part by adverse product mix (110 basis points) and product inefficiencies associated with a supplier part shortage (90 basis points).

Commercial segment cost of sales in the first quarter of fiscal 2020 was $182.3 million, or 81.3% of sales, compared to $181.3 million, or 81.6% of sales, in the first quarter of fiscal 2019. The 30 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved price/cost dynamics (310 basis points), offset in part by adverse product mix (110 basis points), higher new product development costs (90 basis points) and the absence of a favorable warranty reserve adjustment experienced in the first quarter of fiscal 2019 (60 basis points).

Intersegment eliminations and other includes intercompany profit on inter-segment sales not yet sold to third party customers.

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2020	2019
Operating income (loss):
Access equipment	$69.0	$66.4
Defense	30.9	71.1
Fire & emergency	31.0	39.9
Commercial	17.8	18.7
Corporate	(39.6)	(35.6)
	$109.1	$160.5

First Quarter Fiscal 2020 Compared to 2019

Consolidated operating income in the first quarter of fiscal 2020 decreased 32.0% to $109.1 million, or 6.4% of sales, compared to $160.5 million, or 8.9% of sales, in the first quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to lower defense segment results and lower gross margin associated with lower consolidated sales, offset in part by improved access equipment segment performance.

Access equipment segment operating income in the first quarter of fiscal 2020 increased 3.9% to $69.0 million, or 9.6% of sales, compared to $66.4 million, or 8.0% of sales, in the first quarter of fiscal 2019. The increase in operating income was primarily due to improved price/cost dynamics ($15 million), favorable mix ($11 million) and improved operational efficiencies ($5 million), largely offset by lower gross margin associated with lower sales volume ($27 million).

Defense segment operating income in the first quarter of fiscal 2020 decreased 56.5% to $30.9 million, or 6.3% of sales, compared to $71.1 million, or 15.3% of sales, in the first quarter of fiscal 2019. The decrease in operating income was due to larger cumulative catch-up adjustments on contract margins in the prior year quarter ($26 million), adverse product mix ($10 million), a favorable resolution of contract compliance matters in the prior year quarter ($6 million) and higher new product development spending ($5 million), offset in part by higher gross margin associated with higher sales volume ($13 million). Changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues, increased defense segment operating income by $3.8 million and $30.3 million in the first quarter of fiscal 2020 and 2019, respectively. These changes were primarily a result of adding new orders received during the respective quarters to the estimate at completion calculations.

Fire & emergency segment operating income in the first quarter of fiscal 2020 decreased 22.3% to $31.0 million, or 11.8% of sales, compared to $39.9 million, or 13.5% of sales, in the first quarter of fiscal 2019. The decrease in operating income was largely a result of lower gross margin associated with lower sales volume ($11 million), higher selling, general and administrative expenses ($3 million), adverse product mix ($3 million) and production inefficiencies caused by a supplier issues ($2 million), offset in part by improved price/cost dynamics ($10 million).

Commercial segment operating income in the first quarter of fiscal 2020 decreased 4.8% to $17.8 million, or 7.9% of sales, compared to $18.7 million, or 8.4% of sales, in the first quarter of fiscal 2019. The decrease in operating income was primarily due to adverse product mix ($2 million), higher new product development spending ($2 million), higher selling, general and administrative expenses ($2 million) and the absence of a favorable warranty reserve adjustment experienced in the first quarter of fiscal 2019 ($2 million), offset in part by improved price/cost dynamics ($7 million).

Corporate operating costs increased $4.0 million to $39.6 million in the first quarter of fiscal 2020 compared to $35.6 million in the first quarter of fiscal 2019, primarily as a result of higher stock-based compensation expense ($3 million) and an increase in post-retirement liabilities ($2 million).

Consolidated selling, general and administrative expenses increased 9.3% to $173.4 million, or 10.2% of sales, in the first quarter of fiscal 2020 compared to $158.6 million, or 8.8% of sales, in the first quarter of fiscal 2019. The increase in consolidated selling, general and administrative expenses was generally a result of higher software maintenance costs ($3 million), higher salaries ($3 million), higher stock-based compensation expense ($3 million), an increase in post-retirement liabilities ($2 million) and higher consulting costs ($2.0 million).

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2020 Compared to 2019

Interest expense net of interest income increased $0.3 million to $11.8 million in the first quarter of fiscal 2020 compared to $11.5 million in the first quarter of fiscal 2019.

Other miscellaneous expense of $0.4 million in the first quarter of fiscal 2020 and $1.2 million in the first quarter of fiscal 2019 primarily related to net foreign currency transaction gains and losses, investment gains and losses on a rabbi trust and non-service related costs of the Company’s pension plans.

The Company recorded income tax expense in the first quarter of fiscal 2020 of $20.7 million, or 21.4% of pre-tax income, compared to $39.7 million, or 26.9% of pre-tax income, in the first quarter of fiscal 2019. Results for the first quarter of fiscal 2019 were adversely impacted by discrete tax charges of $7.3 million, including $6.2 million of charges for uncertain tax position reserves related to the Transition Tax liability associated with the Tax Reform Act and $0.8 million related to adjustments to the Transition Tax liability.

Equity in losses of unconsolidated affiliates of $0.5 million in the first quarter of fiscal 2020 and equity in earnings of $0.9 million in the first quarter of fiscal 2019 primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding. Other sources of liquidity are available under the Revolving Credit Facility (as defined in “Liquidity”) and available cash and cash equivalents. At December 31, 2019, the Company had cash and cash equivalents of $264.0 million and $786.5 million of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company expects to meet its fiscal 2020 U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

The Company expects to generate approximately $590 million of cash flow from operations in fiscal 2020. The Company expects that during fiscal 2020 approximately $150 million of cash will be utilized for capital spending needs. The Company expects to return approximately 50% of its free cash flow (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of property, plant and equipment” plus “proceeds from sale of equipment held for rental”) to shareholders in the form of dividends and share repurchases in fiscal 2020. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at December 31, 2019

The Company’s capitalization was as follows (in millions):

	December 31, 2019	September 30, 2019
Cash and cash equivalents	$264.0	$448.4
Total debt	819.2	819.0
Total shareholders’ equity	2,681.1	2,599.8
Total capitalization (debt plus equity)	3,500.3	3,418.8
Debt to total capitalization	23.4%	24.0%

The Company’s ratio of debt to total capitalization of 23.4% at December 31, 2019 remained within its targeted range.

During the first three months of fiscal 2020, the Company repurchased 128,869 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors at a cost of $9.4 million. As of December 31, 2019, the Company had approximately 7.9 million shares of Common Stock remaining under the repurchase authorization.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 63 days at September 30, 2019 to 72 days at December 31, 2019 primarily as a result of a delay in the acceptance of JLTVs by the government. Days sales outstanding for segments other than the defense segment increased from 52 days at September 30, 2019 to 55 days at December 31, 2019 primarily due to the timing of sales within the quarter. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.2 times at September 30, 2019 to 4.2 times at December 31, 2019 as a result of higher inventory levels in the access equipment segment.

Cash Flows

Operating Cash Flows

Operating activities used $149.9 million of cash in the first three months of fiscal 2020 compared to the use of $85.9 million in the first three months of fiscal 2019. The increase in cash utilized for operating activities in the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 was primarily due to lower consolidated net income and a larger increase in consolidated inventory levels compared to the first quarter of fiscal 2019.

Investing Cash Flows

Investing activities used cash of $13.2 million in the first three months of fiscal 2020 compared to $15.1 million in the first three months of fiscal 2019. The Company anticipates that it will spend $150 million on capital expenditures in fiscal 2020.

Financing Cash Flows

Financing activities used cash of $23.8 million in the first three months of fiscal 2020 compared to $194.5 million in the first three months of fiscal 2019. The decrease in cash utilized for financing activities was due to a decrease in Common Stock repurchases under the repurchase authorization approved by the Company’s Board of Directors. In the first three months of fiscal 2020, the Company repurchased 128,869 shares of its Common Stock at an aggregate cost of $9.4 million. In the first three months of fiscal 2019, the Company repurchased 2,563,087 shares of its Common Stock at an aggregate cost of $170.0 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. During fiscal 2018, the Company prepaid all required quarterly principal installments on the Term Loan through June 2022. At December 31, 2019, outstanding letters of credit of $63.5 million reduced available capacity under the Revolving Credit Facility to $786.5 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2019 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 13 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2019.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company’s contractual obligations, commercial commitments and off-balance sheet arrangement disclosures in its Annual Report on Form 10-K for the year ended September 30, 2019 have not materially changed since that report was filed.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2019 have not materially changed since that report was filed.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 30% of the Company’s net sales in the first three months of fiscal 2020. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at December 31, 2019 decreased 13.3% to $5.43 billion compared to $6.26 billion at December 31, 2018. Access equipment segment backlog decreased 40.4% to $1.01 billion at December 31, 2019 compared to $1.70 billion at December 31, 2018 after several years of extremely large orders placed well in advance of required delivery dates. While the access equipment segment booked orders of more than $1.3 billion in the first quarter of fiscal 2020, the third highest order quarter in access equipment segment’s history, the access equipment segment has experienced moderation of customer demand in North America and the Europe, Africa and the Middle East region. Defense segment backlog decreased 8.0% to $2.94 billion at December 31, 2019 compared to $3.20 billion at December 31, 2018 primarily due to lower requirements under the Family of Medium Tactical Vehicle and Family of Heavy Tactical Vehicle programs. Fire & emergency segment backlog increased 16.7% to $1.11 billion at December 31, 2019 compared to $949.5 million at December 31, 2018. The fire & emergency segment experienced strong order growth in the first quarter of fiscal 2020 resulting in record backlog for the segment. Commercial segment backlog decreased 11.7% to $366.8 million at December 31, 2019 compared to $415.4 million at December 31, 2018, primarily as a result of order timing. Several larger customers placed orders in the first quarter of fiscal 2019. The Company expects these same customers to place orders in the second quarter of fiscal 2020 that they did not place in the first quarter.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 27% of the Company’s December 31, 2019 backlog is not expected to be filled in fiscal 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2019. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2019 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting, with the exception of those changes related to the adoption of ASC 842, Leases, that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The adoption of this guidance resulted in policy, process and related internal control changes to conform with the requirements of the new standard across all segments, including the implementation of a new information technology system and related internal controls. Refer to Note 2 and Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of ASC 842, Leases, on the Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2019, which have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	128,869	$72.62	128,869	7,881,312
November 1 - November 30	—	$—	—	7,881,312
December 1 - December 31	—	$—	—	7,881,312
Total	128,869		128,869	7,881,312

(1)

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares. The Company repurchased 2,118,688 shares under this authorization as of December 31, 2019. As a result, 7,881,312 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2019. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 29, 2020.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 29, 2020.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 29, 2020.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 29, 2020.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 29, 2020	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

January 29, 2020	By	/s/ David M. Sagehorn
David M. Sagehorn, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 29, 2020	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)