Form 10-Q
period 2020-03-31
OSHKOSH CORP
filed 2020-04-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 22, 2020, 68,070,705 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$1,796.7	$1,990.2	$3,491.8	$3,793.6
Cost of sales	1,504.3	1,632.3	2,909.9	3,107.4
Gross income	292.4	357.9	581.9	686.2

Operating expenses:
Selling, general and administrative	157.4	173.0	330.8	331.6
Amortization of purchased intangibles	1.4	9.3	8.4	18.5
Total operating expenses	158.8	182.3	339.2	350.1
Operating income	133.6	175.6	242.7	336.1

Other income (expense):
Interest expense	(22.3)	(13.7)	(35.4)	(27.4)
Interest income	1.6	2.0	2.9	4.2
Miscellaneous, net	(5.8)	1.2	(6.2)	—
Income before income taxes and earnings (losses) of unconsolidated affiliates	107.1	165.1	204.0	312.9
Provision for income taxes	38.3	36.2	59.0	75.9
Income before earnings (losses) of unconsolidated affiliates	68.8	128.9	145.0	237.0
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	(0.4)	(0.7)	0.5
Net income	$68.6	$128.5	$144.3	$237.5

Earnings per share:
Basic	$1.00	$1.84	$2.12	$3.37
Diluted	0.99	1.82	2.09	3.33

Cash dividends declared per share on Common Stock	$0.30	$0.27	$0.60	$0.54

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$68.6	$128.5	$144.3	$237.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.7	(3.8)	1.4	(3.8)
Currency translation adjustments	(28.4)	(6.9)	(8.9)	(15.7)
Change in fair value of derivative instruments	0.7	(0.2)	0.2	(0.2)
Total other comprehensive income (loss), net of tax	(27.0)	(10.9)	(7.3)	(19.7)
Comprehensive income	$41.6	$117.6	$137.0	$217.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts; unaudited)

	March 31, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$403.9	$448.4
Receivables, net	873.8	1,082.3
Unbilled receivables, net	506.1	549.5
Inventories, net	1,655.9	1,249.2
Other current assets	93.9	78.9
Total current assets	3,533.6	3,408.3
Property, plant and equipment, net	551.7	573.6
Goodwill	995.9	995.7
Purchased intangible assets, net	423.9	432.3
Other long-term assets	356.8	156.4
Total assets	$5,861.9	$5,566.3

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$4.9	$—
Accounts payable	726.1	795.5
Customer advances	593.0	382.0
Payroll-related obligations	121.9	183.6
Income taxes payable	27.0	73.5
Other current liabilities	332.1	307.3
Total current liabilities	1,805.0	1,741.9
Long-term debt, less current maturities	817.4	819.0
Other long-term liabilities	550.5	405.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	795.0	808.5
Retained earnings	2,608.4	2,505.0
Accumulated other comprehensive loss	(208.9)	(201.6)
Common Stock in treasury, at cost (7,030,760 and 7,114,349 shares, respectively)	(506.2)	(512.8)
Total shareholders’ equity	2,689.0	2,599.8
Total liabilities and shareholders’ equity	$5,861.9	$5,566.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at December 31, 2019	$0.7	$794.1	$2,560.3	$(181.9)	$(492.1)	$2,681.1
Net income	—	—	68.6	—	—	68.6
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	(28.4)	—	(28.4)
Cash dividends ($0.30 per share)	—	—	(20.5)	—	—	(20.5)
Repurchases of Common Stock	—	—	—	—	(31.4)	(31.4)
Exercise of stock options	—	(4.8)	—	—	13.6	8.8
Stock-based compensation expense	—	8.3	—	—	—	8.3
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Other	—	(2.3)	—	0.7	3.4	1.8
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at December 31, 2018	$0.7	$797.6	$2,090.8	$(124.7)	$(353.2)	$2,411.2
Net income	—	—	128.5	—	—	128.5
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(6.9)	—	(6.9)
Cash dividends ($0.27 per share)	—	—	(19.0)	—	—	(19.0)
Repurchases of Common Stock	—	—	—	—	(25.0)	(25.0)
Exercise of stock options	—	(5.6)	—	—	12.5	6.9
Stock-based compensation expense	—	7.4	—	—	—	7.4
Payment of stock-based restricted and performance shares	—	(0.9)	—	—	0.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Six Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	144.3	—	—	144.3
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.4	—	1.4
Currency translation adjustments	—	—	—	(8.9)	—	(8.9)
Cash dividends ($0.60 per share)	—	—	(40.9)	—	—	(40.9)
Repurchases of Common Stock	—	—	—	—	(40.8)	(40.8)
Exercise of stock options	—	(10.7)	—	—	34.3	23.6
Stock-based compensation expense	—	17.7	—	—	—	17.7
Payment of stock-based restricted and performance shares	—	(18.2)	—	—	18.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.5)	(8.5)
Other	—	(2.3)	—	0.2	3.4	1.3
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0

	Six Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	237.5	—	—	237.5
Employee pension and postretirement benefits, net of tax of $1.0	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(15.7)	—	(15.7)
Cash dividends ($0.54 per share)	—	—	(38.3)	—	—	(38.3)
Repurchases of Common Stock	—	—	—	—	(195.0)	(195.0)
Exercise of stock options	—	(7.4)	—	—	16.0	8.6
Stock-based compensation expense	—	15.3	—	—	—	15.3
Payment of stock-based restricted and performance shares	—	(24.2)	—	—	24.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.3)	(7.3)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions; unaudited)

	Six Months Ended March 31,
	2020	2019
Operating activities:
Net income	$144.3	$237.5
Depreciation and amortization	50.6	57.1
Stock-based compensation expense	17.7	15.3
Deferred income taxes	11.4	3.4
(Gain) loss on sale of assets	(9.9)	0.7
Foreign currency transaction (gains) losses	(1.5)	1.7
Debt extinguishment expense	8.5	—
Other non-cash adjustments	0.9	(0.5)
Changes in operating assets and liabilities	(157.2)	(162.2)
Net cash provided by operating activities	64.8	153.0

Investing activities:
Additions to property, plant and equipment	(57.5)	(50.6)
Additions to equipment held for rental	(10.9)	(12.2)
Proceeds from sale of equipment held for rental	32.5	6.6
Other investing activities	(1.2)	(0.1)
Net cash used by investing activities	(37.1)	(56.3)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	303.9	—
Repayments of debt (original maturities greater than three months)	(300.0)	—
Debt extinguishment and issuance costs	(9.6)	—
Repurchases of Common Stock	(49.3)	(202.3)
Dividends paid	(40.9)	(38.3)
Proceeds from exercise of stock options	23.6	8.6
Other financing activities	(0.8)	—
Net cash used by financing activities	(73.1)	(232.0)
Effect of exchange rate changes on cash	0.9	2.6
Decrease in cash and cash equivalents	(44.5)	(132.7)
Cash and cash equivalents at beginning of period	448.4	454.6
Cash and cash equivalents at end of period	$403.9	$321.9

Supplemental disclosures:
Cash paid for interest	$34.0	$28.3
Cash paid for income taxes	94.5	47.5
Cash paid for operating lease liabilities	28.3	—
Operating right-of-use assets obtained	27.5	—

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

The new standard provided a number of optional practical expedients for transition. The Company elected to adopt the standard using the package of practical expedients, which allowed the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. The Company has elected not to separate payments for lease components from payments for non-lease components for any classes of assets. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities are not recognized for leases with an initial term of twelve months or less.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of October 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of 2019-12 on the Company’s consolidated financial statements.

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

Contract adjustments resulted in increases within the defense segment as follows (in millions, except for per share amounts):
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$15.6	$18.0	$24.8	$49.6
Operating income	10.6	11.3	14.6	41.6
Net income	7.6	8.7	10.4	31.9
Diluted earnings per share	$0.11	$0.13	$0.15	$0.45

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):
	Three Months Ended March 31, 2020
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$670.8	$0.4	$242.9	$118.1	$(4.3)	$1,027.9
Over time	22.2	614.6	12.7	118.6	0.7	768.8
	$693.0	$615.0	$255.6	$236.7	$(3.6)	$1,796.7

	Three Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$968.9	$1.4	$274.3	$148.1	$(5.2)	$1,387.5
Over time	18.7	485.3	8.9	89.8	—	602.7
	$987.6	$486.7	$283.2	$237.9	$(5.2)	$1,990.2

	Six Months Ended March 31, 2020
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$1,366.1	$0.9	$494.9	$237.5	$(7.4)	$2,092.0
Over time	44.8	1,107.2	23.1	223.4	1.3	1,399.8
	$1,410.9	$1,108.1	$518.0	$460.9	$(6.1)	$3,491.8

	Six Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$1,776.7	$1.7	$565.2	$269.3	$(10.1)	$2,602.8
Over time	37.4	949.1	13.5	190.8	—	1,190.8
	$1,814.1	$950.8	$578.7	$460.1	$(10.1)	$3,793.6

See Note 20 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the fire & emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the fire & emergency segment, the Company’s contracts typically do not contain a significant financing component. In the fire & emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the fire & emergency segment and the customer at contract inception. Interest due on customer advances of $4.0 million and $7.2 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2020, respectively, and $3.7 million and $7.3 million for the three and six months ended March 31, 2019, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $701.0 million as of March 31, 2020, of which $593.0 million, $56.7 million and $51.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. Total contract liabilities were $512.5 million as of September 30, 2019, of which $382.0 million, $78.2 million and $52.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $117.7 million and $290.6 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and six months ended March 31, 2020. The Company recognized $237.4 million and $473.4 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and six months ended March 31, 2019.

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contracts from customers during the three and six months ended March 31, 2020 and 2019, respectively. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

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

	Six Months Ended March 31,
	2020	2019
Balance at beginning of period	$68.2	$30.7
Adoption of ASC 606	—	35.7
Deferred revenue for new service warranties	11.8	12.8
Amortization of deferred revenue	(14.2)	(12.5)
Changes in liability for pre-existing warranties, net	—	0.1
Foreign currency translation	0.1	(0.3)
Balance at end of period	$65.9	$66.5

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2020	2019
Other current liabilities	$26.4	$27.8
Other long-term liabilities	39.5	40.4
	$65.9	$68.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of March 31, 2020, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.96 billion, of which $1.87 billion is expected to be satisfied and revenue recognized in the remaining six months of fiscal 2020, $2.71 billion is expected to be satisfied and revenue recognized in fiscal 2021 and $380.1 million is expected to be satisfied and revenue recognized beyond fiscal 2021.

4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2020, the Company had reserved 5,810,640 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2020 was $7.2 million ($6.4 million net of tax) and $17.9 million ($15.7 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2019 was $8.3 million ($6.7 million net of tax) and $15.9 million ($13.2 million net of tax), respectively.
5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$2.6	$2.4	$5.1	$4.8
Interest cost	4.3	4.7	8.6	9.4
Expected return on plan assets	(5.2)	(5.0)	(10.3)	(10.0)
Amortization of prior service cost (benefit)	0.4	0.5	0.8	0.9
Curtailment	—	1.2	—	1.2
Amortization of net actuarial loss (gain)	0.8	0.1	1.6	0.1
Expenses paid	1.0	0.6	2.0	1.2
Net periodic benefit cost	$3.9	$4.5	$7.8	$7.6

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$0.8	$0.7	$1.7	$1.5
Interest cost	0.4	0.5	0.8	1.0
Amortization of prior service cost (benefit)	(0.3)	(0.3)	(0.5)	(0.7)
Amortization of net actuarial loss (gain)	—	—	(0.1)	(0.1)
Net periodic benefit cost	$0.9	$0.9	$1.9	$1.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income. Administrative expense for the three and six months ended March 31, 2019, which was previously included in “Service cost”, is now reported in “Expenses paid” to improve the comparability between the periods.

6.	Income Taxes

The Company recorded income tax expense of $38.3 million for the three months ended March 31, 2020, or 35.8% of pre-tax income, compared to $36.2 million, or 21.9% of pre-tax income, for the three months ended March 31, 2019. Results for the three months ended March 31, 2020 were unfavorably impacted by $11.1 million of net discrete tax charges, including an $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe and a $1.2 million benefit related to employee stock-based compensation payments. Results for the three months ended March 31, 2019 were favorably impacted by $0.2 million of net discrete tax benefits, including a $1.5 million benefit related to receiving tax incentives in a foreign jurisdiction and a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction.

The Company recorded income tax expense of $59.0 million for the six months ended March 31, 2020, or 28.9% of pre-tax income, compared to $75.9 million, or 24.3% of pre-tax income, for the six months ended March 31, 2019. Results for the six months ended March 31, 2020 were unfavorably impacted by $10.0 million of net discrete tax charges, including an $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe and a $2.7 million benefit related to employee stock-based compensation payments. Results for the six months ended March 31, 2019 were unfavorably impacted by $7.1 million of net discrete tax charges, including $6.2 million of tax charges related to uncertain tax position reserves, a $1.5 million benefit related to receiving tax incentives in a foreign jurisdiction, a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction and a $0.8 million charge related to adjustments to the repatriation tax required under the U.S. Tax Cuts and Jobs Act.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $106.5 million and $97.3 million as of March 31, 2020 and September 30, 2019, respectively. As of March 31, 2020, net unrecognized tax benefits, excluding interest and penalties, of $21.7 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2020 and 2019, the Company recognized a benefit of $0.7 million and expense of $0.6 million, respectively, related to interest and penalties. At March 31, 2020, the Company had accruals for the payment of interest and penalties of $5.1 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $7.3 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	68,281,213	70,042,761	68,189,216	70,761,437
Dilutive stock options and other equity-based compensation awards	590,811	714,033	717,059	675,685
Diluted weighted-average common shares outstanding	68,872,024	70,756,794	68,906,275	71,437,122

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options	511,881	608,698	514,069	775,894

8.	Receivables

Receivables consisted of the following (in millions):

	March 31, 2020	September 30, 2019
Trade receivables - U.S. government	$129.9	$61.8
Trade receivables - other	717.2	997.7
Finance receivables	45.2	13.1
Notes receivable	—	0.4
Other receivables	31.9	32.0
	924.2	1,105.0
Less allowance for doubtful accounts	(13.0)	(11.3)
	$911.2	$1,093.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2020	September 30, 2019
Current receivables	$873.8	$1,082.3
Long-term receivables	37.4	11.4
	$911.2	$1,093.7

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.0	$0.4	$7.3	$9.7	$2.7	$—	$7.8	$10.5
Provision for doubtful accounts, net of recoveries	1.1	—	2.8	3.9	(0.3)	—	1.1	0.8
Charge-off of accounts	—	(0.4)	(0.2)	(0.6)	—	—	(0.1)	(0.1)
Allowance at end of period	$3.1	$—	$9.9	$13.0	$2.4	$—	$8.8	$11.2

	Six Months Ended March 31, 2020				Six Months Ended March 31, 2019
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.2	$0.4	$8.7	$11.3	$2.8	$—	$7.1	$9.9
Provision for doubtful accounts, net of recoveries	0.9	—	1.4	2.3	(0.4)	—	1.8	1.4
Charge-off of accounts	—	(0.4)	(0.2)	(0.6)	—	—	(0.1)	(0.1)
Allowance at end of period	$3.1	$—	$9.9	$13.0	$2.4	$—	$8.8	$11.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2020	September 30, 2019
Raw materials	$724.6	$676.0
Partially finished products	330.5	244.2
Finished products	708.0	433.0
Inventories at FIFO cost	1,763.1	1,353.2
Less: Excess of FIFO cost over LIFO cost	(107.2)	(104.0)
	$1,655.9	$1,249.2

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2020	September 30, 2019
Land and land improvements	$62.8	$55.8
Buildings	363.5	325.8
Machinery and equipment	718.7	701.0
Software and related costs	165.8	181.2
Equipment on operating lease to others	20.0	39.5
Construction in progress	25.6	57.6
	1,356.4	1,360.9
Less accumulated depreciation	(804.7)	(787.3)
	$551.7	$573.6

Depreciation expense was $20.4 million and $18.7 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense was $40.7 million and $37.8 million for the six months ended March 31, 2020 and 2019, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2020 and September 30, 2019 was $17.9 million and $31.3 million, respectively.

11.Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in goodwill during the six months ended March 31, 2020 (in millions):

	Access equipment	Fire & emergency	Commercial	Total
Net goodwill at September 30, 2019	$868.8	$106.1	$20.8	$995.7
Foreign currency translation	0.3	—	(0.1)	0.2
Net goodwill at March 31, 2020	$869.1	$106.1	$20.7	$995.9

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2020			September 30, 2019
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access equipment	$1,801.2	$(932.1)	$869.1	$1,800.9	$(932.1)	$868.8
Fire & emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.6	(175.9)	20.7	196.7	(175.9)	20.8
	$2,105.9	$(1,110.0)	$995.9	$2,105.7	$(1,110.0)	$995.7

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2020
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.1)	$22.3
Technology-related	11.9	104.7	(102.9)	1.8
Customer relationships	12.8	554.8	(544.0)	10.8
Other	16.1	16.4	(15.0)	1.4
	14.7	731.3	(695.0)	36.3
Non-amortizable trade names		387.6	—	387.6
		$1,118.9	$(695.0)	$423.9

	September 30, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.3)	$23.1
Technology-related	11.9	104.7	(102.6)	2.1
Customer relationships	12.8	554.8	(536.8)	18.0
Other	16.1	16.3	(14.9)	1.4
	14.7	731.2	(686.6)	44.6
Non-amortizable trade names		387.7	—	387.7
		$1,118.9	$(686.6)	$432.3

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2020 and the five years succeeding September 30, 2020 are as follows: 2020 (remaining six months) - $2.7 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; 2024 - $1.7 million; and 2025 - $1.5 million.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The components of lease costs were as follows (in millions):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	$15.0	$28.8
Variable lease cost	4.7	8.5
Short-term lease cost	0.7	1.8

Supplemental information related to operating leases was as follows (in millions):

	Balance Sheet Classification	March 31, 2020
Operating leases
Lease ROU assets	Other long-term assets	$177.3
Current lease liabilities	Other current liabilities	48.9
Long-term lease liabilities	Other long-term liabilities	131.2

Weighted average remaining lease term		6 years

Weighted average discount rates		3.0%

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the ROU asset balance for operating leases disaggregated by segment and type of lease (in millions):

	March 31, 2020
	Access equipment	Defense	Fire & emergency	Commercial	Corporate and intersegment eliminations	Total
Real estate leases	$76.1	$29.8	$7.7	$20.2	$8.5	$142.3
Equipment leases	9.0	5.4	2.9	2.7	15.0	35.0
	$85.1	$35.2	$10.6	$22.9	$23.5	$177.3

Maturities of operating lease liabilities at March 31, 2020 and minimum payments for operating leases (under ASC 842) having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in
Remaining six months of 2020	$27.2
2021	46.5
2022	33.1
2023	24.8
2024	16.6
2025	12.5
Thereafter	35.3
Total lease payments	196.0
Less: imputed interest	(15.9)
Present value of lease liability	$180.1

At September 30, 2019, future minimum operating lease payments (under ASC 840) were as follows (in millions):

Amounts due in
2020	$34.0
2021	26.7
2022	15.9
2023	11.3
2024	7.1
Thereafter	11.7

13.Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.4)	$224.6
4.600% Senior Notes due May 2028	300.0	(3.2)	296.8
3.100% Senior Notes due March 2030	300.0	(4.0)	296.0
	$825.0	$(7.6)	$817.4

Other short-term debt			$4.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.6)	$274.4
5.375% Senior Notes due March 2025	250.0	(2.0)	248.0
4.600% Senior Notes due May 2028	300.0	(3.4)	296.6
	$825.0	$(6.0)	$819.0

On April 3, 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. The Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan.

At March 31, 2020, outstanding letters of credit of $62.2 million reduced available capacity under the Revolving Credit Facility to $787.8 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2020, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2020 was 2.24%.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, and dispose of substantially all assets.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2020.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). The Company used the net proceeds from the sale of the 2028 Senior Notes to repay certain outstanding notes of the Company and to pre-pay $49.2 million of quarterly principal installment payments under the Term Loan. On February 26, 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”) at a discount of $1.2 million. The Company used a portion of the net proceeds from the sale of the 2030 Senior Notes to redeem all of the outstanding 2025 Senior Notes. The Company used the remaining net proceeds to pre-pay all outstanding future quarterly principal installments, as well as pay down a portion of the balloon payment due at maturity on the Term Loan. The Company recognized approximately $8.5 million of expense associated with the Senior Notes transaction, comprised of unamortized debt issuance costs and call premium costs on the 2025 Senior Notes. Expenses related to the transaction are included in interest expense. Additionally, approximately $2.9 million of debt issuance costs were capitalized to long-term debt in connection with the transaction. The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 35.0 million Chinese renminbi ($4.9 million) outstanding on the uncommitted line of credit at March 31, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at March 31, 2020.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2020, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $288 million ($322 million at September 30, 2019) and $295 million, respectively. The fair value of the Term Loan approximated book value at both March 31, 2020 and September 30, 2019. See Note 19 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2020	2019
Balance at beginning of period	$65.1	$75.3
Adoption of ASC 606	—	(14.3)
Warranty provisions	21.0	21.2
Settlements made	(26.1)	(22.8)
Changes in liability for pre-existing warranties, net	5.2	(0.3)
Foreign currency translation	—	(0.2)
Balance at end of period	$65.2	$58.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2020 the Company guaranteed an aggregate of $775.5 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2020 was $152.5 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2020 the Company guaranteed to support an aggregate of $92.3 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at March 31, 2020 was $12.1 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Balance at beginning of period	$16.0	$10.1	$15.8	$10.4
Provision for new credit guarantees	1.7	3.1	3.2	4.4
Changes for pre-existing guarantees, net	1.4	1.0	1.4	0.1
Amortization of previous guarantees	(2.8)	(1.3)	(4.2)	(2.0)
Foreign currency translation	(0.1)	—	—	—
Balance at end of period	$16.2	$12.9	$16.2	$12.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2020 and September 30, 2019, the estimated net liabilities for product and general liability claims totaled $40.0 million and $36.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $795.2 million and $552.2 million at March 31, 2020 and September 30, 2019, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $66.4 million and $63.7 million at March 31, 2020 and September 30, 2019, respectively.

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

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares as of that date. The Company repurchased 550,853 shares of its Common Stock under this authorization during the six months ended March 31, 2020 at a cost of $40.8 million. The Company repurchased 2,876,713 shares of Common Stock under this authorization during the six months ended March 31, 2019 at a cost of $195.0 million. As of March 31, 2020, the Company had repurchased 2,540,672 shares under this authorization, resulting in remaining authority to repurchase 7,459,328 shares of Common Stock.

18.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(68.7)	$(113.0)	$(0.2)	$(181.9)
Other comprehensive income (loss) before reclassifications	—	(28.4)	0.7	(27.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	(28.4)	0.7	(27.0)
Balance at end of period	$(68.0)	$(141.4)	$0.5	$(208.9)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(20.0)	$(105.0)	$0.3	$(124.7)
Other comprehensive income (loss) before reclassifications	(3.9)	(6.9)	(0.2)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(6.9)	(0.2)	(10.9)
Balance at end of period	$(23.8)	$(111.9)	$0.1	$(135.6)

	Six Months Ended March 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	(8.9)	0.2	(8.7)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	—	—	1.4
Net current period other comprehensive income (loss)	1.4	(8.9)	0.2	(7.3)
Balance at end of period	$(68.0)	$(141.4)	$0.5	$(208.9)

	Six Months Ended March 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at beginning of period	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	(3.9)	(15.7)	(0.2)	(19.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(15.7)	(0.2)	(19.7)
Balance at end of period	$(23.8)	$(111.9)	$0.1	$(135.6)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.1	$0.2	$0.3	$0.2
Actuarial (gains) losses	Miscellaneous, net	0.8	0.1	1.5	—
Total before tax		0.9	0.3	1.8	0.2
Tax provision (benefit)		(0.2)	(0.2)	(0.4)	(0.1)
Net of tax		$0.7	$0.1	$1.4	$0.1

19.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and six months ended March 31, 2020.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
SERP plan assets (a)	$18.7	$—	$—	$18.7
Foreign currency exchange derivatives (b)	—	1.2	—	1.2

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.8	$—	$0.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4

(a)

Represents investments held in a rabbi trust for the Company’s non-qualified supplemental executive retirement plan (SERP). The fair values of these investments are determined using a market approach. Investments include mutual funds for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2020			2019
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$273.7	$—	$273.7	$463.5	$—	$463.5
Telehandlers	217.6	—	217.6	319.5	—	319.5
Other	201.7	—	201.7	204.6	—	204.6
Total access equipment	693.0	—	693.0	987.6	—	987.6

Defense	614.6	0.4	615.0	486.2	0.5	486.7

Fire & emergency	253.4	2.2	255.6	279.0	4.2	283.2

Commercial
Concrete placement	89.7	—	89.7	115.3	—	115.3
Refuse collection	115.2	—	115.2	92.0	—	92.0
Other	30.1	1.7	31.8	29.8	0.8	30.6
Total commercial	235.0	1.7	236.7	237.1	0.8	237.9
Corporate and intersegment eliminations	0.7	(4.3)	(3.6)	0.3	(5.5)	(5.2)
Consolidated	$1,796.7	$—	$1,796.7	$1,990.2	$—	$1,990.2

	Six Months Ended March 31,
	2020			2019
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access equipment
Aerial work platforms	$579.7	$—	$579.7	$801.2	$—	$801.2
Telehandlers	419.0	—	419.0	589.0	—	589.0
Other	412.2	—	412.2	423.9	—	423.9
Total access equipment	1,410.9	—	1,410.9	1,814.1	—	1,814.1

Defense	1,107.2	0.9	1,108.1	950.0	0.8	950.8

Fire & emergency	513.4	4.6	518.0	570.2	8.5	578.7

Commercial
Concrete placement	165.4	—	165.4	197.0	—	197.0
Refuse collection	231.1	—	231.1	201.2	—	201.2
Other	62.4	2.0	64.4	60.5	1.4	61.9
Total commercial	458.9	2.0	460.9	458.7	1.4	460.1
Corporate and intersegment eliminations	1.4	(7.5)	(6.1)	0.6	(10.7)	(10.1)
Consolidated	$3,491.8	$—	$3,491.8	$3,793.6	$—	$3,793.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Operating income (loss):
Access equipment	$70.8	$119.8	$139.8	$186.2
Defense	58.2	52.2	89.1	123.3
Fire & emergency	20.5	36.6	51.5	76.5
Commercial	8.1	7.8	25.9	26.5
Corporate	(24.0)	(40.8)	(63.6)	(76.4)
Consolidated	133.6	175.6	242.7	336.1
Interest expense, net of interest income	(20.7)	(11.7)	(32.5)	(23.2)
Miscellaneous other (expense) income	(5.8)	1.2	(6.2)	—
Income before income taxes and earnings (losses) of unconsolidated affiliates	$107.1	$165.1	$204.0	$312.9

	March 31, 2020	September 30, 2019
Identifiable assets:
Access equipment:
U.S.	$2,320.1	$2,317.2
Europe, Africa and Middle East	383.6	403.4
Rest of the World (b)	344.4	252.6
Total access equipment	3,048.1	2,973.2
Defense:
U.S.	1,015.4	883.0
Rest of the World	6.0	6.7
Total defense	1,021.4	889.7
Fire & emergency - U.S.	610.3	587.9
Commercial:
U.S.	436.9	383.6
Rest of the World	40.8	48.9
Total commercial	477.7	432.5
Corporate:
U.S. (a)	704.4	597.6
Rest of the World (b)	—	85.4
Total corporate	704.4	683.0
Consolidated	$5,861.9	$5,566.3

(a)	Primarily includes cash and short-term investments and the Company’s new global headquarters.
(b)	Control of a shared manufacturing facility in Mexico transferred to the access equipment segment effective October 1, 2019.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2020
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$553.9	$596.0	$247.6	$234.0	$(3.6)	$1,627.9
Europe, Africa and Middle East	84.7	17.7	0.3	0.6	—	103.3
Rest of the World	54.4	1.3	7.7	2.1	—	65.5
	$693.0	$615.0	$255.6	$236.7	$(3.6)	$1,796.7

	Three Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$724.0	$465.6	$274.0	$230.1	$(5.3)	$1,688.4
Europe, Africa and Middle East	163.2	21.0	0.9	0.3	—	185.4
Rest of the World	100.4	0.1	8.3	7.5	0.1	116.4
	$987.6	$486.7	$283.2	$237.9	$(5.2)	$1,990.2

	Six Months Ended March 31, 2020
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,101.0	$1,081.5	$491.5	$452.8	$(6.1)	$3,120.7
Europe, Africa and Middle East	158.9	23.8	0.7	0.9	—	184.3
Rest of the World	151.0	2.8	25.8	7.2	—	186.8
	$1,410.9	$1,108.1	$518.0	$460.9	$(6.1)	$3,491.8

	Six Months Ended March 31, 2019
	Access equipment	Defense	Fire & emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,370.2	$913.8	$547.0	$447.7	$(10.1)	$3,268.6
Europe, Africa and Middle East	276.9	36.9	11.9	2.2	—	327.9
Rest of the World	167.0	0.1	19.8	10.2	—	197.1
	$1,814.1	$950.8	$578.7	$460.1	$(10.1)	$3,793.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including the ultimate geographic spread of the COVID-19 pandemic; the duration and severity of the COVID-19 pandemic; actions that may be taken by governmental authorities to address or otherwise mitigate the impact of the COVID-19 pandemic; the potential negative impacts of the COVID-19 pandemic on global economies and the Company’s customers and suppliers; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; performance issues with suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2020 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company reported earnings per share of $0.99 in the second quarter of fiscal 2020, down from earnings per share of $1.82 in the second quarter of fiscal 2019. Results for the second quarter of fiscal 2020 included an after-tax charge of $6.5 million, or $0.10 per share, associated with the refinancing of the Company’s senior notes and a valuation allowance on deferred tax assets in Europe of $11.4 million, or $0.16 per share. The Company’s second quarter fiscal 2020 performance was significantly impacted by the COVID-19 pandemic that drove reduced demand for access equipment and prevented customers from inspecting and accepting units in the fire & emergency segment. The second quarter of fiscal 2020 benefited by $0.03 per share compared to the second quarter of fiscal 2019 as a result of share repurchases, including $31.4 million of share repurchases in the second quarter of fiscal 2020.

Consolidated net sales in the second quarter of fiscal 2020 decreased $193.5 million, or 9.7%, to $1.80 billion compared to the second quarter of fiscal 2019 primarily due to lower access equipment and fire & emergency segment sales, offset in part by higher defense segment sales. The COVID-19 pandemic negatively impacted sales in both the access equipment and fire & emergency segments.

Consolidated operating income decreased $42.0 million to $133.6 million, or 7.4% of sales, in the second quarter of fiscal 2020 compared to $175.6 million, or 8.8% of sales, in the second quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to lower consolidated sales volume and an adverse product mix, offset in part by lower incentive compensation accruals and lower intangible asset amortization.

The COVID-19 pandemic has caused many challenges, but the Company is better positioned to navigate through a crisis like the COVID-19 pandemic than ever before. The Company has a strong balance sheet and liquidity, strong backlogs in the defense and fire & emergency segments and it has a strong People First culture driven to persevere through adversity. The Company responded quickly to the COVID-19 pandemic and have already developed a robust return to work plan. The Company’s first priority has been, and continues to be, keeping its team members safe and to help reduce the spread of the virus. The Company is balancing that safety-focused approach with the Company’s responsibility to its customers as the Company supplies them with essential products and services that operate in many critical industries. All of the Company’s product and services are considered essential under applicable government orders relating to the COVID-19 pandemic allowing the Company to continue operations.

The Company has analyzed many scenarios as it strives to balance team member safety and protection, while maintaining operations to serve its customers. The Company’s office team members remain productive and are working remotely. For those team members required to be on site to produce the Company’s mission-critical products, the Company has implemented recommendations of the Center for Disease Control and Prevention to promote social distancing and increased cleaning frequency to help keep its workplaces safe.

Coming into fiscal 2020, the Company expected lower access equipment sales in North America and Europe as rental company customers were slowing down their capital expenditures after two years of strong fleet growth, but the impact of the COVID-19 pandemic was a surprise to us all. The impact to the business environment is being felt most intensively in the access equipment segment. The impact was first felt in China as the Company’s factory was part of the shutdown that the Chinese government mandated in February 2020 to stop the spread of the virus. With the entire country essentially shut down, sales in China largely stopped. The shutdown eventually ended, and the Company’s Tianjin facility began to ramp up again. Subsequent to the end of the quarter, the Tianjin factory was back up and running at pre-COVID-19 levels. The Company expects a strong second half of fiscal 2020 for access equipment segment’s sales in China.

As COVID-19 began to spread globally in the back half of the second quarter, and many countries and states issued “shelter-in-place” restrictions, some customers began to push out and cancel orders. The Company’s North American customers have been reviewing their operational requirements and market metrics, and they have kept the Company well informed of their product demand requirements. However, the situation is fluid, and the access equipment segment has been required to adjust its production schedule and cost structure. The access equipment segment’s North American operations and supply chains are also experiencing disruptions as some suppliers have temporarily ceased production. As a result of slowing customer demand, as well as production and supply chain constraints, the access equipment segment’s plants in North America instituted shutdowns from March 30 through April 27. In addition, the access equipment segment plans two-week shutdowns monthly through July 2020 to further align production levels with customer demand.

As demand for the defense segment’s product has been unaffected by the COVID-19 pandemic, it provides a solid foundation for the Company. During the quarter, the Company received large orders for both the Joint Light Tactical Vehicle (JLTV) and the Family of Heavy Tactical Vehicle (FHTV) programs that positively impacted the Company’s quarterly performance and increased the Company’s backlog. The defense segment’s backlog is the largest it has been in the last eight years at $3.4 billion, including nearly $2 billion that the Company expects to deliver in fiscal 2021.

While defense segment demand has remained strong, it still faces production challenges due to COVID-19 related supply chain disruptions and workforce availability. The defense segment has successfully navigated through numerous supplier shutdowns by re-sourcing critical components, and it has addressed workforce issues with social distancing and increased cleaning frequency to enable continued production. However, it is possible these factors could cause a shutdown of defense segment production in the coming months.

Fire trucks remain critical assets to first responders battling the COVID-19 pandemic on the frontlines. The fire truck orders that Pierce received in the second quarter represented the largest quarterly order amount in the Company’s history, leading to a record backlog for the fire & emergency segment of more than $1.3 billion at the end of the quarter. Despite strong demand, the COVID-19 pandemic is impacting the fire & emergency segment in several ways: supply chain disruptions, workforce availability and delayed customer delivery inspections.

Like the Company’s other segments, operations in the commercial segment have remained open since these products are considered essential. COVID-19, however, is impacting the mixer product line orders as construction sites in some states face temporary shutdowns and customers look to push out deliveries. There have been some order pushouts in the refuse collection vehicle and IMT product lines as well. Similar to the Company’s other segments, the commercial segment has supply chain challenges as many suppliers limit their production or shut down due to “shelter-in-place” requirements. The Company has generally been successful in mitigating these challenges to date, but it is possible that a parts shortage could limit production temporarily in the coming months.

With near term demand and supply chain challenges facing the Company’s businesses, the Company is focused on managing the Company’s cost structure and preserving liquidity. The Company’s balance sheet remains strong, with available liquidity of approximately $1.2 billion consisting of cash of approximately $400 million and availability under the Company’s revolving line of credit of approximately $800 million. To maintain that strong liquidity, the Company paused its share repurchase program during the quarter. The Company has also implemented salary reductions, furloughs and other cost reduction actions across the Company that target pre-tax cost reductions of $80 million to $100 million for the second half of fiscal 2020. While the Company paused share repurchases, the Company’s Board of Directors approved a quarterly dividend payment of $0.30 per share.

As a result of the evolving impact of the COVID-19 pandemic, including the impact on the Company’s customers, suppliers, and the Company’s production facilities, the Company withdrew fiscal 2020 financial expectations on March 23, 2020. Many of these uncertainties remain, so the Company is not in a position to provide updated expectations for fiscal 2020 at this time.

The Company believes that the third quarter of fiscal 2020 will be the Company’s most challenging quarter for all segments, which will impact sales, operating income and earnings per share. The Company’s access equipment and commercial segments face uncertain customer demand, and all segments face a risk of supplier shortages of critical components and workforce availability challenges as a result of the COVID-19 pandemic.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2020	2019	2020	2019
Net sales:
Access equipment	$693.0	$987.6	$1,410.9	$1,814.1
Defense	615.0	486.7	1,108.1	950.8
Fire & emergency	255.6	283.2	518.0	578.7
Commercial	236.7	237.9	460.9	460.1
Intersegment eliminations and other	(3.6)	(5.2)	(6.1)	(10.1)
	$1,796.7	$1,990.2	$3,491.8	$3,793.6

Second Quarter Fiscal 2020 Compared to 2019

Consolidated net sales in the second quarter of fiscal 2020 decreased $193.5 million, or 9.7%, compared to the second quarter of fiscal 2019 as a result of significantly lower sales in the access equipment segment and lower fire & emergency segment sales, offset in part by higher defense segment sales.

Access equipment segment net sales in the second quarter of fiscal 2020 decreased $294.6 million, or 29.8%, compared to the second quarter of fiscal 2019. The decrease in sales was due to lower market demand, due in large part to the global economic shutdown as a result of the COVID-19 pandemic and, to a lesser extent, rental company customers slowing down their capital expenditures after two years of strong fleet growth.

Defense segment net sales in the second quarter of fiscal 2020 increased $128.3 million, or 26.4%, compared to the second quarter of fiscal 2019 due to the continued ramp up of JLTV program sales to the U.S. government, offset in part by lower FHTV program sales.

Fire & emergency segment net sales in the second quarter of fiscal 2020 decreased $27.6 million, or 9.7%, compared to the second quarter of fiscal 2019 due to delayed deliveries resulting from a supplier quality issue and travel restrictions related to the COVID-19 pandemic that prevented customers from inspecting and accepting vehicles.

Commercial segment net sales in the second quarter of fiscal 2020 decreased $1.2 million, or 0.5%, compared to the second quarter of fiscal 2019 on lower front-discharge concrete mixer volume due to the ramp-up of production of a new model, offset in large part by higher refuse collection vehicles sales. Refuse collection vehicles sales in the second quarter of the prior year were negatively impacted by a partial roof collapse due to extreme snow accumulation at the segment’s primary refuse collection vehicle manufacturing facility.

First Six Months of Fiscal 2020 Compared to 2019

Consolidated net sales decreased $301.8 million, or 8.0%, to $3.49 billion in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 as a result of significantly lower sales in the access equipment segment and lower fire & emergency segment sales, offset in part by higher defense segment sales.

Access equipment segment net sales decreased $403.2 million, or 22.2%, to $1.41 billion in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The decrease in sales was due to rental company customers in North America slowing down their capital expenditures after two years of strong fleet growth and lower demand following the global economic shutdown as a result of the COVID-19 pandemic.

Defense segment net sales increased $157.3 million, or 16.5%, to $1.11 billion in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 due to the continued ramp up of JLTV program sales to the U.S. government, offset in part by lower FHTV program sales.

Fire & emergency segment net sales decreased $60.7 million, or 10.5%, to $518.0 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 due to favorable sales timing in the prior year period, delayed deliveries resulting from a supplier quality issue and travel restrictions related to the COVID-19 pandemic that prevented customers from inspecting and accepting vehicles.

Commercial segment net sales increased $0.8 million, or 0.2%, to $460.9 million in the first six months of fiscal 2020 compared to the first six months of 2019 on higher refuse collection vehicles sales, offset in large part by lower front-discharge concrete mixer volume due to the ramp-up of production of a new model. Refuse collection vehicles sales in the first six months of fiscal 2019 were negatively impacted by the partial roof collapse in February 2019.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2020	2019	2020	2019
Cost of sales:
Access equipment	$563.6	$795.0	$1,146.3	$1,490.5
Defense	529.3	410.0	964.7	779.5
Fire & emergency	212.3	224.4	419.3	458.7
Commercial	202.2	205.6	384.5	386.9
Intersegment eliminations and other	(3.1)	(2.7)	(4.9)	(8.2)
	$1,504.3	$1,632.3	$2,909.9	$3,107.4

Second Quarter Fiscal 2020 Compared to 2019

Consolidated cost of sales in the second quarter of fiscal 2020 was $1.50 billion, or 83.7% of sales, compared to $1.63 billion, or 82.0% of sales, in the second quarter of fiscal 2019. The 170 basis point increase in cost of sales as a percentage of sales was primarily due to adverse product mix.

Access equipment segment cost of sales in the second quarter of fiscal 2020 was $563.6 million, or 81.3% of sales, compared to $795.0 million, or 80.5% of sales, in the second quarter of fiscal 2019. The 80 basis point increase in cost of sales as a percentage of sales was largely due to adverse absorption as a result of a planned slowdown in production (210 basis points), offset in part by lower incentive compensation accruals (120 basis points).

Defense segment cost of sales in the second quarter of fiscal 2020 was $529.3 million, or 86.1% of sales, compared to $410.0 million, or 84.2% of sales, in the second quarter of fiscal 2019. The 190 basis point increase in cost of sales as a percentage of sales was the result of unfavorable product mix due to the lower FHTV sales and higher JLTV sales.

Fire & emergency segment cost of sales in the second quarter of fiscal 2020 was $212.3 million, or 83.1% of sales, compared to $224.4 million, or 79.2% of sales, in the second quarter of fiscal 2019. The 390 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (470 basis points), manufacturing inefficiencies (140 basis points) and higher engineering costs on lower sales (80 basis points), offset in part by improved pricing (330 basis points).

Commercial segment cost of sales in the second quarter of fiscal 2020 was $202.2 million, or 85.4% of sales, compared to $205.6 million, or 86.4% of sales, in the second quarter of fiscal 2019. The 100 basis point decrease in cost of sales as a percentage of sales was primarily attributable to a weather-related production disruption in the second quarter of the prior year (280 basis points) offset in part by higher litigation costs (180 basis points).

First Six Months of Fiscal 2020 Compared to 2019

Consolidated cost of sales was $2.91 billion, or 83.3% of sales, in the first six months of fiscal 2020 compared to $3.11 billion, or 81.9% of sales, in the first six months of fiscal 2019. The 140 basis point increase in cost of sales as a percentage of sales was due to adverse product mix (110 basis points), larger cumulative catch-up adjustments on contracts in the defense segment in the prior year first quarter, primarily as a result of the dollar amount of orders received in that quarter (60 basis points) and higher new product development spending (50 basis points), offset in part by improved price/cost dynamics (140 basis points).

Access equipment segment cost of sales was $1.15 billion, or 81.2% of sales, in the first six months of fiscal 2020 compared to $1.49 billion, or 82.2% of sales, in the first six months of fiscal 2019. The 100 basis point decrease in cost of sales as a percentage of sales was due to improved price/cost dynamics (190 basis points), favorable product mix (50 basis points) and lower incentive compensation accruals (50 basis points), offset in part by unfavorable absorption (110 basis points) and flat engineering costs on lower sales (70 basis points).

Defense segment cost of sales was $964.7 million, or 87.1% of sales, in the first six months of fiscal 2020 compared to $779.5 million, or 82.0% of sales, in the first six months of fiscal 2019. The 510 basis point increase in cost of sales as a percentage of sales was attributable to larger cumulative catch-up adjustments on contracts in the prior year first quarter, primarily as a result of the dollar amount of orders received in that quarter (200 basis points), unfavorable product mix due to the lower FHTV sales and higher JLTV sales (200 basis points), a favorable resolution of contract compliance matters in the defense segment in the first six months of the prior year (60 basis points) and higher new product development spending (40 basis points).

Fire & emergency segment cost of sales was $419.3 million, or 80.9% of sales, in the first six months of fiscal 2020 compared to $458.7 million, or 79.3% of sales, in the first six months of fiscal 2019. The 160 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (300 basis points), manufacturing inefficiencies (90 basis points) and higher engineering costs on lower sales (60 basis points), offset in part by improved pricing (330 basis points).

Commercial segment cost of sales was $384.5 million, or 83.4% of sales, in the first six months of fiscal 2020 compared to $386.9 million, or 84.1% of sales, in the first six months of fiscal 2019. The 70 basis point decrease in cost of sales as a percentage of sales was largely due to improved manufacturing absorption (170 basis points) and improved price/cost dynamics (150 basis points), offset in part by higher litigation costs (90 basis points), higher new product development costs (70 basis points) and higher warranty costs (70 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2020	2019	2020	2019
Operating income (loss):
Access equipment	$70.8	$119.8	$139.8	$186.2
Defense	58.2	52.2	89.1	123.3
Fire & emergency	20.5	36.6	51.5	76.5
Commercial	8.1	7.8	25.9	26.5
Corporate	(24.0)	(40.8)	(63.6)	(76.4)
	$133.6	$175.6	$242.7	$336.1

Second Quarter Fiscal 2020 Compared to 2019

Consolidated operating income in the second quarter of fiscal 2020 decreased 23.9% to $133.6 million, or 7.4% of sales, compared to $175.6 million, or 8.8% of sales, in the second quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($48 million) and an adverse product mix ($28 million), offset in part by lower incentive compensation accruals ($28 million) and lower intangible asset amortization ($8 million).

Access equipment segment operating income in the second quarter of fiscal 2020 decreased 40.9% to $70.8 million, or 10.2% of sales, compared to $119.8 million, or 12.1% of sales, in the second quarter of fiscal 2019. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($75 million) and adverse absorption as a result of a planned slowdown in production ($7 million), offset in part by lower incentive compensation accruals ($17 million), lower intangible asset amortization ($8 million) and favorable product mix ($4 million).

Defense segment operating income in the second quarter of fiscal 2020 increased 11.5% to $58.2 million, or 9.5% of sales, compared to $52.2 million, or 10.7% of sales, in the second quarter of fiscal 2019. The increase in operating income was due to the higher gross margin associated with higher sales volume ($24 million), offset in part by adverse product mix ($10 million), higher warranty expense ($3 million) and higher new product development investments ($3 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased defense segment operating income by $10.6 million and $11.3 million in the second quarter of fiscal 2020 and 2019, respectively. These changes were primarily a result of adding new orders received during the respective quarters to the estimate at completion calculations.

Fire & emergency segment operating income in the second quarter of fiscal 2020 decreased 44.0% to $20.5 million, or 8.0% of sales, compared to $36.6 million, or 12.9% of sales, in the second quarter of fiscal 2019. The decrease in operating income was largely a result of adverse product mix ($12 million), lower gross margin associated with lower sales volume ($10 million) and manufacturing inefficiencies ($3 million), offset in part by improved pricing ($11 million).

Commercial segment operating income in the second quarter of fiscal 2020 increased 3.8% to $8.1 million, or 3.4% of sales, compared to $7.8 million, or 3.3% of sales, in the second quarter of fiscal 2019. The increase in operating income was primarily due to the absence of the weather-related production disruptions experienced in the prior year quarter ($7 million), offset by higher litigation costs ($4 million) and start-up costs related to the launch of a new concrete mixer model.

Corporate operating costs decreased $16.8 million to $24.0 million in the second quarter of fiscal 2020 compared to $40.8 million in the second quarter of fiscal 2019, primarily as a result of lower management incentive compensation expense ($7 million), lower new product development spending ($2 million) and a decrease in post-retirement liabilities ($2 million).

Consolidated selling, general and administrative expenses decreased 9.0% to $157.4 million, or 8.8% of sales, in the second quarter of fiscal 2020 compared to $173.0 million, or 8.7% of sales, in the second quarter of fiscal 2019. The decrease in consolidated selling, general and administrative expenses was generally a result of lower incentive compensation expense ($18 million).

First Six Months of Fiscal 2020 Compared to 2019

Consolidated operating income in the first six months of fiscal 2020 decreased 27.8% to $242.7 million, or 7.0% of sales, compared to $336.1 million, or 8.9% of sales, in the first six months of 2019. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($72 million); adverse product mix ($41 million); larger cumulative catch-up adjustments on contracts in the defense segment in the first six months of the prior year, primarily as a result of the relative size of orders received in the two periods ($28 million); higher selling, general and administrative costs ($14 million); and higher new product development spending ($12 million), offset in part by improved price/cost dynamics ($60 million), lower incentive compensation accruals ($24 million) and lower intangible asset amortization ($10 million).

Access equipment segment operating income in the first six months of fiscal 2020 decreased 24.9% to $139.8 million, or 9.9% of sales, compared to $186.2 million, or 10.3% of sales, in the first six months of fiscal 2019. The decrease in operating income was primarily due to lower gross margin associated with lower sales volume ($101 million), offset in part by improved price/cost dynamics ($31 million), lower incentive compensation accruals ($16 million), and lower intangible asset amortization ($10 million).

Defense segment operating income in the first six months of fiscal 2020 decreased 27.7% to $89.1 million, or 8.0% of sales, compared to $123.3 million, or 13.0% of sales, in the first six months of fiscal 2019. The decrease in operating income was primarily a result of larger cumulative catch-up adjustments on contract margins in the first six months of the prior year ($27 million), adverse product mix ($22 million), higher new product development spending ($8 million), higher selling, general and administrative costs ($7 million) and a favorable resolution of contract compliance matters in the first six months of the prior year ($6 million), offset in part by higher gross margin associated with higher sales volume ($39 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased defense segment operating income by $14.6 million and $41.6 million in the first six months of fiscal 2020 and 2019, respectively. These changes were primarily a result of adding new orders received during the respective periods to the estimate at completion calculations.

Fire & emergency segment operating income in the first six months of fiscal 2020 decreased 32.7% to $51.5 million, or 9.9% of sales, compared to $76.5 million, or 13.2% of sales, in the first six months of fiscal 2019. The decrease in operating income was largely a result of lower gross margin associated with lower sales volume ($22 million), adverse product mix ($16 million), higher selling, general and administrative expenses ($5 million) and manufacturing inefficiencies ($5 million), offset in part by improved price/cost dynamics ($23 million).

Commercial segment operating income in the first six months of fiscal 2020 decreased 2.3% to $25.9 million, or 5.6% of sales, compared to $26.5 million, or 5.8% of sales, in the first six months of fiscal 2019. The decrease in operating income was primarily due to higher new product development spending ($3 million), higher selling, general and administrative expenses ($3 million) and higher warranty costs ($3 million), offset in part by improved price/cost dynamics ($12 million).

Corporate operating costs in the first six months of fiscal 2020 decreased $12.8 million to $63.6 million compared to the first six months of fiscal 2019, primarily as a result of lower management incentive expense ($6 million) and lower medical costs ($4 million).

Consolidated selling, general and administrative expenses decreased slightly to $330.8 million, or 9.5% of sales, in the first six months of fiscal 2020 compared to $331.6 million, or 8.7% of sales, in the first six months of fiscal 2019. The decrease in consolidated selling, general and administrative expenses was generally a result of lower management incentive compensation expense ($16 million), largely offset by higher software maintenance costs ($5 million), higher professional services costs ($7 million) and higher stock-based compensation expense ($2 million).

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2020 Compared to 2019

Interest expense net of interest income increased $9.0 million to $20.7 million in the second quarter of fiscal 2020 compared to $11.7 million in the second quarter of fiscal 2019. The second quarter of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous expense of $5.8 million in the second quarter of fiscal 2020 and miscellaneous income of $1.2 million in the second quarter of fiscal 2019 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the second quarter of fiscal 2020 of $38.3 million, or 35.8% of pre-tax income, compared to $36.2 million, or 21.9% of pre-tax income, in the second quarter of fiscal 2019. Results for the second quarter of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe. The Company is also not benefiting current fiscal year losses related to this entity, resulting in an increase to the overall effective income tax rate.

Equity in losses of unconsolidated affiliates of $0.2 million in the second quarter of fiscal 2020 and $0.4 million in the second quarter of fiscal 2019 primarily represented the Company’s equity interest in a commercial entity in Mexico.

First Six Months of Fiscal 2020 Compared to 2019

Interest expense net of interest income increased $9.3 million to $32.5 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. The second quarter of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous expense of $6.2 million in the first six months of fiscal 2020 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the first six months of fiscal 2020 of $59.0 million, or 28.9% of pre-tax income, compared to $75.9 million, or 24.3% of pre-tax income, in the first six months of fiscal 2019. Results for the first six months of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe. Results for the first six months of fiscal 2019 were adversely impacted by discrete tax charges of $7.3 million, including $6.2 million of charges for uncertain tax position reserves related to the liability for repatriation tax on deemed repatriated earnings of foreign subsidiaries associated with the U.S. Tax Cuts and Jobs Act.

Equity in losses of unconsolidated affiliates of $0.7 million in the first six months of fiscal 2020 and equity in earnings of unconsolidated affiliates $0.5 million in the first six months of fiscal 2019 primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding. The Company expects cash flow from operations to be positive in fiscal 2020. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2020, including $403.9 million of cash and cash equivalents and $787.8 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. During the first six months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors at a cost of $40.8 million. In March 2020, the Company paused its share repurchases to preserve liquidity in response to the COVID-19 pandemic. The Company maintains a long-term strategy of returning approximately 50% of its free cash flow (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of property, plant and equipment” plus “proceeds from sale of equipment held for rental”) to shareholders in the form of dividends and share repurchases. As of March 31, 2020, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization. The Company expects to utilize approximately $110 million of cash during fiscal 2020 for capital spending needs, down from previous expectations of $150 million as the Company has deferred noncritical projects in response to the COVID-19 pandemic.

The Company continues to expect to have sufficient liquidity to finance its operations over the next twelve months.

  Financial Condition at March 31, 2020

The Company’s capitalization was as follows (in millions):

	March 31, 2020	September 30, 2019
Cash and cash equivalents	$403.9	$448.4
Total debt	822.3	819.0
Total shareholders’ equity	2,689.0	2,599.8
Total capitalization (debt plus equity)	3,511.3	3,418.8
Debt to total capitalization	23.4%	24.0%

The Company’s ratio of debt to total capitalization of 23.4% at March 31, 2020 remained within its targeted range.

      Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 63 days at September 30, 2019 to 67 days at March 31, 2020 primarily due to the timing of sales within the quarter. Days sales outstanding for segments other than the defense segment increased from 52 days at September 30, 2019 to 57 days at March 31, 2020. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.2 times at September 30, 2019 to 4.0 times at March 31, 2020 as a result of higher inventory levels in the access equipment segment stemming from the sudden decrease in customer demand late in the quarter as a result of the COVID-19 pandemic.

Cash Flows

Operating Cash Flows

Operating activities provided $64.8 million of cash in the first six months of fiscal 2020 compared to $153.0 million in the first six months of fiscal 2019. The decrease in cash provided by operating activities in the first six months of fiscal 2020 as compared to the first six months of fiscal 2020 was primarily due to lower consolidated net income.

Investing Cash Flows

Investing activities used cash of $37.1 million in the first six months of fiscal 2020 compared to $56.3 million in the first six months of fiscal 2019 as a customer in the access equipment segment purchased a large amount of equipment that such customer was previously renting in the first quarter of fiscal 2020. Through March 31, 2020, the Company had utilized $57.5 million for capital expenditures. The Company anticipates that it will spend $110 million on capital expenditures in fiscal 2020.

Financing Cash Flows

Financing activities used cash of $73.1 million in the first six months of fiscal 2020 compared to $232.0 million in the first six months of fiscal 2019. The decrease in cash utilized for financing activities was due to a decrease in Common Stock repurchases under the authorization approved by the Company’s Board of Directors. In the first six months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock at an aggregate cost of $40.8 million. In the first six months of fiscal 2019, the Company repurchased 2,876,713 shares of its Common Stock at an aggregate cost of $195.0 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of March 31, 2020, all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan have been prepaid. At March 31, 2020, outstanding letters of credit of $62.2 million reduced available capacity under the Revolving Credit Facility to $787.8 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, and dispose of substantially all assets.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2020 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Notes

In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). On February 26, 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”) at a discount of $1.2 million. The Company used a portion of the net proceeds from the sale of the 2030 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a premium of $6.7 million. The Company used the remaining net proceeds to pre-pay all outstanding future quarterly principal installments, as well as pay down a portion of the balloon payment due at maturity on the Term Loan. The Company recognized approximately $8.5 million of expense associated with the 2030 Senior Notes transaction, comprised of unamortized debt issuance costs and call premium costs. Expenses related to the transaction are included in interest expense. Additionally, approximately $2.9 million of debt issuance costs were capitalized to long-term debt in connection with the transaction.

The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

Refer to Note 13 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2020.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 33% of the Company’s net sales in the first six months of fiscal 2020. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2020 decreased 3.2% to $5.98 billion compared to $6.18 billion at March 31, 2019. Access equipment segment backlog decreased 45.5% to $844.4 million at March 31, 2020 compared to $1.55 billion at March 31, 2019 as the COVID-19 pandemic and lower planned fleet growth has caused customers to reduce orders in fiscal 2020. Defense segment backlog increased 10.3% to $3.41 billion at March 31, 2020 compared to $3.09 billion at March 31, 2019 primarily due to higher international and parts backlog. Fire & emergency segment backlog increased 21.6% to $1.33 billion at March 31, 2020 compared to $1.09 billion at March 31, 2019. The fire & emergency segment experienced strong order growth in the second quarter of fiscal 2020 resulting in record backlog for the segment at the end of the quarter. Commercial segment backlog decreased 10.9% to $400.2 million at March 31, 2020 compared to $449.0 million at March 31, 2019, primarily as a result of lower refuse collection vehicle backlog driven by high backlog in the prior year due to production delays caused by the partial roof collapse.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 50% of the Company’s March 31, 2020 backlog is not expected to be filled in fiscal 2020.

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

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2020. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2019, which have not materially changed except as set forth below.

The COVID-19 pandemic could further materially adversely affect our business, workforce, supply chain, results of operation, financial condition and/or cash flows.

COVID-19, a novel strain of coronavirus, was identified in late 2019 in China. The COVID-19 virus spread, and continues to spread, rapidly and has been declared a global pandemic by the World Health Organization. Governments across the world have implemented numerous measures in attempt to contain or lessen the impact of COVID-19 on their populations, such as travel bans, quarantines, shut-downs and shelter in place orders. The pandemic, as well as the current and future measures directed toward COVID-19, has resulted in significant uncertainty in capital markets and a global economic slowdown that may last for an extended duration and could result in a global recession. The pandemic has negatively impacted, and is likely to continue to negatively impact, our business in numerous ways, including but not limited to those outlined below:

•The COVID-19 pandemic has reduced demand for access equipment and concrete mixers, and some customers have begun to push out and cancel orders. The COVID-19 pandemic could also have the effect of reducing demand for our other products. In addition, travel restrictions related to the COVID-19 pandemic have prevented customers in our fire & emergency segment from inspecting and accepting vehicles. Furthermore, our customers may experience financial hardships during the COVID-19 pandemic that could result in lower demand for our products and/or default on financial and other commitments to us.

•We operate a global supply chain that has been, and could in the future continue to be, disrupted by the COVID-19 pandemic, resulting in delays or inefficiencies in production in all of our segments. Some of our suppliers have limited their production or shut down due to “shelter-in-place” requirements. While we have generally been successful in mitigating these supply chain challenges to date, it is possible that a part or component shortage could limit our production.

•Government or regulatory responses to the COVID-19 pandemic have negatively impacted, and are likely to continue to negatively impact, our business. Mandatory lockdowns or other restrictions on operations in some countries may disrupt our ability to manufacture or distribute our products in some of these markets. For example, our factory in China was part of the shutdown that the Chinese government mandated in February 2020 to stop the spread of COVID-19. Governments may continue to impose travel restrictions and close borders, impose prolonged quarantines and further restrict business activity, which could impact our ability to support our operations and customers and the ability of our employees to get to their workplaces to produce products and services, limit the ability of our suppliers to provide us with products, or hamper our products from moving through the supply chain.

•The COVID-19 pandemic adversely affects our workforce and business as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include our requiring certain employees to work from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures may also impact our ability to meet production demands or requests depending on employee attendance or ability to continue to work. Restrictions on, as well as the health of, our workforce could limit our ability to support our business.

•We have instituted temporary plant shutdowns in our access equipment segment to match production with customer demand and supply chain constraints and implemented salary reductions, furloughs and other cost reduction actions across our company. However, the impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs as we are incurring increased costs relating to our enhanced sanitization procedures and our efforts to mitigate the impact of the COVID-19 pandemic through social-distancing measures we have enacted at our facilities.

•The impact of the COVID-19 pandemic on global economies could reduce our ability to execute our business strategy. Disruptions or uncertainties related to the COVID-19 pandemic could result in delays or modifications to our strategic plans and initiatives.

•The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. Although the balance sheet remains strong, we have been focused on preserving capital resources given the uncertain duration of the pandemic. To maintain strong liquidity, the Company has paused its share repurchase program and implemented other cost reduction actions, such as salary reductions, furloughs and deferring non-critical projects.

The impacts that we list above and other impacts of the COVID-19 pandemic are likely to also have the effect of heightening many of the other risks that we describe in this Current Report on Form 8-K. The ultimate impact of the COVID-19 pandemic, including the extent of its impact on our business, results of operations, financial condition and/or cash flow, is dependent, among other things, on the duration and severity of the pandemic, the effect of actions taken by government authorities and other third parties in response to the pandemic and the impact of the pandemic on global economies, each of which is uncertain, rapidly changing and difficult to predict. We cannot at this time predict the overall impact of the COVID-19 pandemic on us, but it could have a material adverse impact on our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the second quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	7,881,312
February 1 - February 29	146,042	$83.90	146,042	7,735,270
March 1 - March 31	275,942	$69.59	275,942	7,459,328
Total	421,984		421,984	7,459,328

(1)

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares. The Company repurchased 2,540,672 shares under this authorization as of March 31, 2020. As a result, 7,459,328 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2020. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

4.1

Second Supplemental Indenture, dated February 26, 2020, between Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 26, 2020 (File No. 1-31371)).

10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Michael E. Pack   (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.2	Post-Employment Consulting Agreement, dated January 1, 2020, between Oshkosh Corporation and David M. Sagehorn.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2020.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 29, 2020.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2020.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 29, 2020.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 29, 2020	By	/s/ Wilson R. Jones
Wilson R. Jones, President and Chief Executive Officer

April 29, 2020	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 29, 2020	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)