Form 10-Q
period 2020-06-30
OSHKOSH CORP
filed 2020-07-31
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 23, 2020, 68,106,246 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,580.8	$2,392.7	$5,072.6	$6,186.3
Cost of sales	1,323.3	1,958.8	4,233.2	5,066.2
Gross income	257.5	433.9	839.4	1,120.1

Operating expenses:
Selling, general and administrative	137.6	166.9	468.4	498.5
Amortization of purchased intangibles	1.3	9.2	9.7	27.7
Total operating expenses	138.9	176.1	478.1	526.2
Operating income	118.6	257.8	361.3	593.9

Other income (expense):
Interest expense	(12.4)	(13.8)	(47.8)	(41.2)
Interest income	0.7	1.6	3.6	5.8
Miscellaneous, net	1.5	0.3	(4.7)	0.3
Income before income taxes and earnings (losses) of unconsolidated affiliates	108.4	245.9	312.4	558.8
Provision for income taxes	28.0	53.7	87.0	129.6
Income before earnings (losses) of unconsolidated affiliates	80.4	192.2	225.4	429.2
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	(0.3)	(0.9)	0.2
Net income	$80.2	$191.9	$224.5	$429.4

Earnings per share:
Basic	$1.18	$2.74	$3.29	$6.11
Diluted	1.17	2.72	3.26	6.05

Cash dividends declared per share on Common Stock	$0.30	$0.27	$0.90	$0.81

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$80.2	$191.9	$224.5	$429.4
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.7	—	2.1	(3.8)
Currency translation adjustments	14.4	4.2	5.5	(11.5)
Change in fair value of derivative instruments	(0.7)	—	(0.5)	(0.2)
Total other comprehensive income (loss), net of tax	14.4	4.2	7.1	(15.5)
Comprehensive income	$94.6	$196.1	$231.6	$413.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts; unaudited)

	June 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$331.6	$448.4
Receivables, net	831.6	1,082.3
Unbilled receivables, net	482.7	549.5
Inventories, net	1,714.4	1,249.2
Other current assets	93.1	78.9
Total current assets	3,453.4	3,408.3
Property, plant and equipment, net	548.7	573.6
Goodwill	1,001.2	995.7
Purchased intangible assets, net	422.6	432.3
Other long-term assets	334.4	156.4
Total assets	$5,760.3	$5,566.3

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$4.9	$—
Accounts payable	583.5	795.5
Customer advances	518.4	382.0
Payroll-related obligations	129.9	183.6
Income taxes payable	51.8	73.5
Other current liabilities	340.8	307.3
Total current liabilities	1,629.3	1,741.9
Long-term debt, less current maturities	817.6	819.0
Other long-term liabilities	544.5	405.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	798.0	808.5
Retained earnings	2,668.1	2,505.0
Accumulated other comprehensive loss	(194.5)	(201.6)
Common Stock in treasury, at cost (6,995,219 and 7,114,349 shares, respectively)	(503.4)	(512.8)
Total shareholders’ equity	2,768.9	2,599.8
Total liabilities and shareholders’ equity	$5,760.3	$5,566.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0
Net income	—	—	80.2	—	—	80.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	14.4	—	14.4
Cash dividends ($0.30 per share)	—	—	(20.5)	—	—	(20.5)
Exercise of stock options	—	(0.3)	—	—	0.9	0.6
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(3.3)	—	—	3.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.4)	(1.4)
Other	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2020	$0.7	$798.0	$2,668.1	$(194.5)	$(503.4)	$2,768.9

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at March 31, 2019	$0.7	$798.1	$2,200.3	$(135.6)	$(363.8)	$2,499.7
Net income	—	—	191.9	—	—	191.9
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	—	—	—
Currency translation adjustments	—	—	—	4.2	—	4.2
Cash dividends ($0.27 per share)	—	—	(18.8)	—	—	(18.8)
Repurchases of Common Stock	—	—	—	—	(88.9)	(88.9)
Exercise of stock options	—	(2.2)	—	—	4.3	2.1
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(0.1)	—	—	0.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	0.1	0.1
Balance at June 30, 2019	$0.7	$802.4	$2,373.4	$(131.4)	$(448.2)	$2,596.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share amounts; unaudited)

	Nine Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	224.5	—	—	224.5
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	2.1	—	2.1
Currency translation adjustments	—	—	—	5.5	—	5.5
Cash dividends ($0.90 per share)	—	—	(61.4)	—	—	(61.4)
Repurchases of Common Stock	—	—	—	—	(40.8)	(40.8)
Exercise of stock options	—	(11.0)	—	—	35.2	24.2
Stock-based compensation expense	—	24.3	—	—	—	24.3
Payment of stock-based restricted and performance shares	—	(21.5)	—	—	21.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(9.9)	(9.9)
Other	—	(2.3)	—	(0.5)	3.4	0.6
Balance at June 30, 2020	$0.7	$798.0	$2,668.1	$(194.5)	$(503.4)	$2,768.9

	Nine Months Ended June 30, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury, at Cost	Total
Balance at September 30, 2018	$0.7	$814.8	$2,007.9	$(106.8)	$(203.1)	$2,513.5
Effect of adopting new Accounting Standard Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	429.4	—	—	429.4
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	(3.8)	—	(3.8)
Currency translation adjustments	—	—	—	(11.5)	—	(11.5)
Cash dividends ($0.81 per share)	—	—	(57.1)	—	—	(57.1)
Repurchases of Common Stock	—	—	—	—	(283.9)	(283.9)
Exercise of stock options	—	(9.6)	—	—	20.3	10.7
Stock-based compensation expense	—	21.9	—	—	—	21.9
Payment of stock-based restricted and performance shares	—	(24.3)	—	—	24.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.2)	(7.2)
Other	—	(0.4)	—	(0.2)	1.4	0.8
Balance at June 30, 2019	$0.7	$802.4	$2,373.4	$(131.4)	$(448.2)	$2,596.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions; unaudited)

	Nine Months Ended June 30,
	2020	2019
Operating activities:
Net income	$224.5	$429.4
Depreciation and amortization	73.4	85.8
Stock-based compensation expense	24.3	21.9
Deferred income taxes	17.5	19.4
(Gain) loss on sale of assets	(10.4)	(2.9)
Foreign currency transaction (gains) losses	(2.7)	0.2
Debt extinguishment expense	8.5	—
Other non-cash adjustments	1.0	(0.2)
Changes in operating assets and liabilities	(299.7)	(447.8)
Net cash provided by operating activities	36.4	105.8

Investing activities:
Additions to property, plant and equipment	(73.2)	(69.5)
Additions to equipment held for rental	(14.7)	(22.2)
Proceeds from sale of equipment held for rental	34.3	9.3
Other investing activities	(4.9)	10.9
Net cash used by investing activities	(58.5)	(71.5)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	303.9	—
Repayments of debt (original maturities greater than three months)	(300.0)	—
Debt extinguishment and issuance costs	(9.6)	—
Repurchases of Common Stock	(50.7)	(291.1)
Dividends paid	(61.4)	(57.1)
Proceeds from exercise of stock options	24.2	10.7
Other financing activities	(1.5)	—
Net cash used by financing activities	(95.1)	(337.5)
Effect of exchange rate changes on cash	0.4	0.8
Decrease in cash and cash equivalents	(116.8)	(302.4)
Cash and cash equivalents at beginning of period	448.4	454.6
Cash and cash equivalents at end of period	$331.6	$152.2

Supplemental disclosures:
Cash paid for interest	$46.5	$42.8
Cash paid for income taxes	88.6	115.1
Cash paid for operating lease liabilities	41.5	—
Operating right-of-use assets obtained	19.9	—

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

The cumulative effect of initially applying the new leasing guidance to the Company’s Condensed Consolidated Financial Statements as of October 1, 2019 was as follows (in millions):

	Balance as of September 30, 2019	Cumulative Impact from Adopting New Lease Standard	Balance as of October 1, 2019
Assets
Other current assets	$78.9	$(0.5)	$78.4
Total current assets	3,408.3	(0.5)	3,407.8
Other long-term assets	156.4	179.5	335.9
Total assets	5,566.3	179.0	5,745.3

Liabilities and Shareholders’ Equity
Other current liabilities	$307.3	$46.4	$353.7
Total current liabilities	1,741.9	46.4	1,788.3
Other long-term liabilities	405.6	132.6	538.2
Total liabilities and shareholders’ equity	5,566.3	179.0	5,745.3

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

Contract adjustments resulted in changes within the Defense segment as follows (in millions, except for per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$4.5	$(0.4)	$28.2	$55.7
Operating income	1.6	(10.5)	15.2	37.6
Net income	1.2	(8.2)	11.6	28.9
Diluted earnings per share	0.02	(0.12)	0.17	0.41

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):
	Three Months Ended June 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$472.1	$0.4	$298.7	$153.5	$(13.2)	$911.5
Over time	15.9	547.1	12.0	94.2	0.1	669.3
	$488.0	$547.5	$310.7	$247.7	$(13.1)	$1,580.8

	Three Months Ended June 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$1,231.1	$0.5	$319.9	$176.5	$(4.6)	$1,723.4
Over time	18.0	510.6	21.1	119.6	—	669.3
	$1,249.1	$511.1	$341.0	$296.1	$(4.6)	$2,392.7

	Nine Months Ended June 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$1,838.2	$1.3	$793.6	$391.0	$(20.6)	$3,003.5
Over time	60.7	1,654.3	35.1	317.6	1.4	2,069.1
	$1,898.9	$1,655.6	$828.7	$708.6	$(19.2)	$5,072.6

	Nine Months Ended June 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Point in time	$3,007.8	$2.2	$885.1	$445.8	$(14.7)	$4,326.2
Over time	55.4	1,459.7	34.6	310.4	—	1,860.1
	$3,063.2	$1,461.9	$919.7	$756.2	$(14.7)	$6,186.3

See Note 21 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished good, advance payments from customers primarily within the Fire & Emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest due on customer advances of $4.5 million and $11.7 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2020, respectively, and $3.9 million and $11.2 million for the three and nine months ended June 30, 2019, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability within “Customer advances”, “Other current liabilities” or “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. Total contract liabilities were $628.8 million as of June 30, 2020, of which $518.4 million, $60.1 million and $50.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. Total contract liabilities were $512.5 million as of September 30, 2019, of which $382.0 million, $78.2 million and $52.3 million was included in “Customer advances”, “Other current liabilities” and “Other long-term liabilities”, respectively. The Company reduces contract liabilities when revenue is recognized. The Company recognized $102.2 million and $392.8 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and nine months ended June 30, 2020. The Company recognized $248.1 million and $721.5 million of revenue that was recorded as a contract liability as of the beginning of the period during the three and nine months ended June 30, 2019.

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three and nine months ended June 30, 2020 and 2019, respectively. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivable balances.

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

	Nine Months Ended June 30,
	2020	2019
Balance at beginning of period	$68.2	$30.7
Adoption of ASC 606	—	35.7
Deferred revenue for new service warranties	17.3	21.0
Amortization of deferred revenue	(21.1)	(18.8)
Changes in liability for pre-existing warranties, net	—	—
Foreign currency translation	0.3	(0.2)
Balance at end of period	$64.7	$68.4

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2020	2019
Other current liabilities	$25.8	$27.8
Other long-term liabilities	38.9	40.4
	$64.7	$68.2

Remaining Performance Obligations

As of June 30, 2020, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.50 billion, of which $895.7 million is expected to be satisfied and revenue recognized in the remaining three months of fiscal 2020, $3.02 billion is expected to be satisfied and revenue recognized in fiscal 2021 and $579.0 million is expected to be satisfied and revenue recognized beyond fiscal 2021.

4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2020, the Company had reserved 5,780,306 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2020 was $7.0 million ($6.1 million net of tax) and $24.9 million ($21.8 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2019 was $7.3 million ($5.9 million net of tax) and $23.2 million ($19.1 million net of tax), respectively.
5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$2.5	$2.4	$7.6	$7.2
Interest cost	4.2	4.6	12.8	14.0
Expected return on plan assets	(5.1)	(4.9)	(15.4)	(14.9)
Amortization of prior service cost (benefit)	0.4	0.4	1.2	1.3
Curtailment	—	—	—	1.2
Amortization of net actuarial loss (gain)	0.9	—	2.5	0.1
Expenses paid	1.0	0.6	3.0	1.8
Net periodic benefit cost	$3.9	$3.1	$11.7	$10.7

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$0.9	$0.8	$2.6	$2.3
Interest cost	0.4	0.5	1.2	1.5
Amortization of prior service cost (benefit)	(0.2)	(0.4)	(0.7)	(1.1)
Amortization of net actuarial loss (gain)	—	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$1.1	$0.8	$3.0	$2.5

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income. Administrative expense for the three and nine months ended June 30, 2019, which was previously included in “Service cost”, is now reported in “Expenses paid” to improve the comparability between the periods.

6.	Income Taxes

The Company recorded income tax expense of $28.0 million for the three months ended June 30, 2020, or 25.8% of pre-tax income, compared to $53.7 million, or 21.8% of pre-tax income, for the three months ended June 30, 2019. For the three months ended June 30, 2020 a discrete benefit related to the fiscal 2019 federal provision-to-return adjustment of $2.0 million was largely offset by discrete charges related to changes in uncertain tax position reserves. Results for the three months ended June 30, 2019 were favorably impacted by $1.2 million of net discrete tax benefits, including a $0.4 million benefit related to the fiscal 2018 federal provision-to-return adjustment, a $0.4 million benefit for the expiration of foreign tax statutes of limitations and a $0.3 million benefit related to employee share-based payments.

The Company recorded income tax expense of $87.0 million for the nine months ended June 30, 2020, or 27.8% of pre-tax income, compared to $129.6 million, or 23.2% of pre-tax income, for the nine months ended June 30, 2019. Results for the nine months ended June 30, 2020 were unfavorably impacted by $10.1 million of net discrete tax charges, including a $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe, a $2.6 million benefit related to employee stock-based compensation payments, a $2.0 million benefit related to the fiscal 2019 federal provision-to-return adjustment and $1.9 million of charges related to changes in uncertain tax position reserves. Results for the nine months ended June 30, 2019 were unfavorably impacted by $5.9 million of net discrete tax charges, including $4.6 million of tax charges related to uncertain tax position reserves, a $1.5 million tax benefit related to receiving tax incentives in a foreign jurisdiction, a $1.3 million charge related to remeasuring deferred tax assets and liabilities in response to a corporate tax rate change in a foreign jurisdiction, a $1.4 million tax benefit related to employee share-based payments and a $1.9 million charge related to adjustments to the repatriation tax required under the U.S. Tax Cuts and Jobs Act.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $100.5 million and $97.3 million as of June 30, 2020 and September 30, 2019, respectively. As of June 30, 2020, net unrecognized tax benefits, excluding interest and penalties, of $21.4 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2020 and 2019, the Company recognized expense of $1.0 million and $0.6 million, respectively, related to interest and penalties. At June 30, 2020, the Company had accruals for the payment of interest and penalties of $5.4 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $9.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic weighted-average common shares outstanding	68,087,363	69,578,310	68,155,389	70,367,061
Dilutive stock options and other equity-based compensation awards	492,575	800,981	642,231	717,450
Diluted weighted-average common shares outstanding	68,579,938	70,379,291	68,797,620	71,084,511

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock options	808,469	237,265	612,202	596,351

8.	Receivables

Receivables consisted of the following (in millions):

	June 30, 2020	September 30, 2019
Trade receivables - U.S. government	$154.7	$61.8
Trade receivables - other	657.5	997.7
Finance receivables	46.5	13.1
Notes receivable	—	0.4
Other receivables	20.5	32.0
	879.2	1,105.0
Less allowance for doubtful accounts	(11.1)	(11.3)
	$868.1	$1,093.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2020	September 30, 2019
Current receivables	$831.6	$1,082.3
Long-term receivables	36.5	11.4
	$868.1	$1,093.7

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$3.1	$—	$9.9	$13.0	$2.4	$—	$8.8	$11.2
Provision for doubtful accounts, net of recoveries	0.1	—	(1.7)	(1.6)	(0.1)	—	0.5	0.4
Charge-off of accounts	—	—	(0.3)	(0.3)	—	—	(0.1)	(0.1)
Allowance at end of period	$3.2	$—	$7.9	$11.1	$2.3	$—	$9.2	$11.5

	Nine Months Ended June 30, 2020				Nine Months Ended June 30, 2019
	Finance	Notes	Trade and Other	Total	Finance	Notes	Trade and Other	Total
Allowance at beginning of period	$2.2	$0.4	$8.7	$11.3	$2.8	$—	$7.1	$9.9
Provision for doubtful accounts, net of recoveries	1.0	—	(0.3)	0.7	(0.5)	—	2.3	1.8
Charge-off of accounts	—	(0.4)	(0.5)	(0.9)	—	—	(0.2)	(0.2)
Allowance at end of period	$3.2	$—	$7.9	$11.1	$2.3	$—	$9.2	$11.5

9.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2020	September 30, 2019
Raw materials	$760.4	$676.0
Partially finished products	348.5	244.2
Finished products	710.7	433.0
Inventories at FIFO cost	1,819.6	1,353.2
Less: Excess of FIFO cost over LIFO cost	(105.2)	(104.0)
	$1,714.4	$1,249.2

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2020	September 30, 2019
Land and land improvements	$63.0	$55.8
Buildings	368.4	325.8
Machinery and equipment	722.6	701.0
Software and related costs	167.9	181.2
Equipment on operating lease to others	22.1	39.5
Construction in progress	26.9	57.6
	1,370.9	1,360.9
Less accumulated depreciation	(822.2)	(787.3)
	$548.7	$573.6

Depreciation expense was $20.3 million and $19.1 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $61.0 million and $56.9 million for the nine months ended June 30, 2020 and 2019, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2020 and September 30, 2019 was $19.5 million and $31.3 million, respectively.

11.Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the nine months ended June 30, 2020 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2019	$868.8	$106.1	$20.8	$995.7
Foreign currency translation	5.5	—	—	5.5
Net goodwill at June 30, 2020	$874.3	$106.1	$20.8	$1,001.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2020			September 30, 2019
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,806.4	$(932.1)	$874.3	$1,800.9	$(932.1)	$868.8
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,111.2	$(1,110.0)	$1,001.2	$2,105.7	$(1,110.0)	$995.7

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2020
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.4)	$22.0
Technology-related	11.9	104.7	(103.1)	1.6
Customer relationships	12.8	554.8	(544.8)	10.0
Other	16.1	16.3	(15.0)	1.3
	14.7	731.2	(696.3)	34.9
Non-amortizable trade names		387.7	—	387.7
		$1,118.9	$(696.3)	$422.6

	September 30, 2019
	Weighted- Average Life (in years)	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.3)	$23.1
Technology-related	11.9	104.7	(102.6)	2.1
Customer relationships	12.8	554.8	(536.8)	18.0
Other	16.1	16.3	(14.9)	1.4
	14.7	731.2	(686.6)	44.6
Non-amortizable trade names		387.7	—	387.7
		$1,118.9	$(686.6)	$432.3

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2020 and the five years succeeding September 30, 2020 are as follows: 2020 (remaining three months) - $1.3 million; 2021 - $5.3 million; 2022 - $4.9 million; 2023 - $3.5 million; 2024 - $1.7 million; and 2025 - $1.5 million.

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

The components of lease costs were as follows (in millions):

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	$13.6	$42.4
Variable lease cost	12.0	33.8
Short-term lease cost	1.7	3.5

Supplemental information related to operating leases was as follows (in millions):

	Balance Sheet Classification	June 30, 2020
Operating leases
Lease ROU assets	Other long-term assets	$158.2
Current lease liabilities	Other current liabilities	45.5
Long-term lease liabilities	Other long-term liabilities	116.0

Weighted average remaining lease term		6 years

Weighted average discount rates		2.9%

The table below presents the ROU asset balance for operating leases disaggregated by segment and type of lease (in millions):

	June 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Real estate leases	$66.3	$28.9	$6.9	$18.5	$7.2	$127.8
Equipment leases	7.8	4.6	2.4	2.5	13.1	30.4
	$74.1	$33.5	$9.3	$21.0	$20.3	$158.2

Maturities of operating lease liabilities at June 30, 2020 and minimum payments for operating leases (under ASC 842) having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in
Remaining three months of 2020	$13.5
2021	46.0
2022	34.0
2023	23.1
2024	15.7
2025	11.2
Thereafter	31.5
Total lease payments	175.0
Less: imputed interest	(13.5)
Present value of lease liability	$161.5

At September 30, 2019, future minimum operating lease payments (under ASC 840) were as follows (in millions):

Amounts due in
2020	$34.0
2021	26.7
2022	15.9
2023	11.3
2024	7.1
Thereafter	11.7

13.Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.4)	$224.6
4.600% Senior Notes due May 2028	300.0	(3.1)	296.9
3.100% Senior Notes due March 2030	300.0	(3.9)	296.1
	$825.0	$(7.4)	$817.6

Other short-term debt			$4.9

	September 30, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.6)	$274.4
5.375% Senior Notes due March 2025	250.0	(2.0)	248.0
4.600% Senior Notes due May 2028	300.0	(3.4)	296.6
	$825.0	$(6.0)	$819.0

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

At June 30, 2020, outstanding letters of credit of $57.9 million reduced available capacity under the Revolving Credit Facility to $792.1 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2020, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2020 was 1.43%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2020.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 35.0 million Chinese renminbi ($4.9 million) outstanding on the uncommitted line of credit at June 30, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at June 30, 2020.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2020, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $327 million ($322 million at September 30, 2019) and $301 million, respectively. The fair value of the Term Loan approximated book value at both June 30, 2020 and September 30, 2019. See Note 20 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2020	2019
Balance at beginning of period	$65.1	$75.3
Adoption of ASC 606	—	(14.4)
Warranty provisions	29.3	37.5
Settlements made	(40.1)	(37.5)
Changes in liability for pre-existing warranties, net	12.1	1.2
Foreign currency translation	0.1	(0.2)
Balance at end of period	$66.5	$61.9

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

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2020 the Company guaranteed an aggregate of $750.5 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2020 was $151.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2020 the Company guaranteed to support an aggregate of $99.6 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at June 30, 2020 was $11.7 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$16.2	$12.9	$15.8	$10.4
Provision for new credit guarantees	0.5	2.3	3.7	6.7
Changes for pre-existing guarantees, net	(1.8)	(0.1)	(0.4)	—
Amortization of previous guarantees	0.2	(1.0)	(4.0)	(3.0)
Foreign currency translation	0.1	—	0.1	—
Balance at end of period	$15.2	$14.1	$15.2	$14.1

16.	Restructuring and Other Charges

On June 29, 2020, the Company committed to a series of restructuring activities within its Access Equipment segment. On that day, the Company announced that it would close its Medias, Romania manufacturing facility. The Company intends to relocate production to factories in the United States, Mexico and China. The Company also announced that it would close its service center in Riverside, California. Both facilities are being closed to simplify and better align operations to support customers and enable sustainable growth. The Company intends to cease all operations in Medias by June 30, 2021 and in Riverside by September 30, 2020. In addition, the Access Equipment segment initiated targeted reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company expects to incur restructuring charges consisting of severance costs, other post-employment-related benefits, lease impairment and accelerated depreciation of approximately $10.0 million during fiscal 2020. The Company expects another $5.3 million of restructuring costs related to these activities in fiscal 2021.

On July 23, 2020, the Company committed to a series of restructuring activities within the Commercial segment. On that day, the Company announced that it will cease production of rear discharge concrete mixers at its Dodge Center, Minnesota facility and relocate it to other concrete mixer factories in North America. The Dodge Center factory will focus on refuse collection vehicle manufacturing. The Company believes both product lines will benefit from focused facilities. The Company intends to cease all concrete mixer operations in Dodge Center by December 31, 2020. In addition, the Commercial segment initiated reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company expects to incur restructuring charges consisting of severance costs, other post-employment-related benefits and accelerated depreciation related to the activities of approximately $9.0 million during fiscal 2020.

Pre-tax restructuring charges were as follows (in millions):

	Three & Nine Months Ended June 30, 2020
	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$2.6	$5.0	$7.6
Commercial	0.7	0.8	1.5
Fire & Emergency	0.3	0.8	1.1
Total	$3.6	$6.6	$10.2

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2019	$—	$—	$—	$—
Restructuring provision	9.4	0.8	—	10.2
Utilized - cash	—	—	—	—
Utilized - noncash	—	(0.8)	—	(0.8)
Foreign currency translation	—	—	—	—
Balance at June 30, 2020	$9.4	$—	$—	$9.4

17.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2020 and September 30, 2019, the estimated net liabilities for product and general liability claims totaled $34.8 million and $36.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $712.7 million and $552.2 million at June 30, 2020 and September 30, 2019, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $62.1 million and $63.7 million at June 30, 2020 and September 30, 2019, respectively.

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

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares as of that date. The Company repurchased 550,853 shares of its Common Stock under this authorization during the nine months ended June 30, 2020 at a cost of $40.8 million. The Company repurchased 4,043,627 shares of Common Stock under this authorization during the nine months ended June 30, 2019 at a cost of $283.9 million. As of June 30, 2020, the Company had repurchased 2,540,672 shares under this authorization, resulting in remaining authority to repurchase 7,459,328 shares of Common Stock.

19.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(68.0)	$(141.4)	$0.5	$(208.9)
Other comprehensive income (loss) before reclassifications	—	14.4	(0.7)	13.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	14.4	(0.7)	14.4
Balance at end of period	$(67.3)	$(127.0)	$(0.2)	$(194.5)

	Three Months Ended June 30, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23.8)	$(111.9)	$0.1	$(135.6)
Other comprehensive income (loss) before reclassifications	—	4.2	—	4.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	4.2	—	4.2
Balance at end of period	$(23.8)	$(107.7)	$0.1	$(131.4)

	Nine Months Ended June 30, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	5.5	(0.5)	5.0
Amounts reclassified from accumulated other comprehensive income (loss)	2.1	—	—	2.1
Net current period other comprehensive income (loss)	2.1	5.5	(0.5)	7.1
Balance at end of period	$(67.3)	$(127.0)	$(0.2)	$(194.5)

	Nine Months Ended June 30, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(10.9)	$(96.2)	$0.3	$(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at beginning of period	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	(3.9)	(11.5)	(0.2)	(15.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(3.8)	(11.5)	(0.2)	(15.5)
Balance at end of period	$(23.8)	$(107.7)	$0.1	$(131.4)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of income (expense)	Three Months Ended June 30,		Nine Months Ended June 30,
		2020	2019	2020	2019
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$—	$0.5	$0.2
Actuarial (gains) losses	Miscellaneous, net	0.9	(0.1)	2.4	(0.1)
Total before tax		1.1	(0.1)	2.9	0.1
Tax provision (benefit)		(0.4)	0.1	(0.8)	—
Net of tax		$0.7	$—	$2.1	$0.1

20.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no transfers of assets between levels during the three and nine months ended June 30, 2020.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
SERP plan assets (a)	$20.6	$—	$—	$20.6
Foreign currency exchange derivatives (b)	—	0.6	—	0.6

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.5	$—	$0.5

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	0.8	—	0.8

Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4

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

The Company is organized into four reportable segments based on the internal organization used by the Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2020			2019
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$221.0	$—	$221.0	$664.2	$—	$664.2
Telehandlers	127.5	—	127.5	358.9	—	358.9
Other	131.4	8.1	139.5	226.0	—	226.0
Total Access Equipment	479.9	8.1	488.0	1,249.1	—	1,249.1

Defense	547.0	0.5	547.5	510.6	0.5	511.1

Fire & Emergency	308.7	2.0	310.7	336.9	4.1	341.0

Commercial
Concrete placement	121.5	—	121.5	136.4	—	136.4
Refuse collection	99.2	—	99.2	125.5	—	125.5
Other	24.4	2.6	27.0	33.7	0.5	34.2
Total Commercial	245.1	2.6	247.7	295.6	0.5	296.1
Corporate and intersegment eliminations	0.1	(13.2)	(13.1)	0.5	(5.1)	(4.6)
Consolidated	$1,580.8	$—	$1,580.8	$2,392.7	$—	$2,392.7

	Nine Months Ended June 30,
	2020			2019
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$800.7	$—	$800.7	$1,465.4	$—	$1,465.4
Telehandlers	546.5	—	546.5	947.9	—	947.9
Other	543.6	8.1	551.7	649.9	—	649.9
Total Access Equipment	1,890.8	8.1	1,898.9	3,063.2	—	3,063.2

Defense	1,654.2	1.4	1,655.6	1,460.6	1.3	1,461.9

Fire & Emergency	822.1	6.6	828.7	907.1	12.6	919.7

Commercial
Concrete placement	286.9	—	286.9	333.4	—	333.4
Refuse collection	330.3	—	330.3	326.7	—	326.7
Other	86.8	4.6	91.4	94.2	1.9	96.1
Total Commercial	704.0	4.6	708.6	754.3	1.9	756.2
Corporate and intersegment eliminations	1.5	(20.7)	(19.2)	1.1	(15.8)	(14.7)
Consolidated	$5,072.6	$—	$5,072.6	$6,186.3	$—	$6,186.3

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Operating income (loss):
Access Equipment	$33.5	$189.9	$173.3	$376.1
Defense	40.0	29.5	129.1	152.8
Fire & Emergency	47.6	50.7	99.1	127.2
Commercial	23.8	21.5	49.7	48.0
Corporate	(26.3)	(33.8)	(89.9)	(110.2)
Consolidated	118.6	257.8	361.3	593.9
Interest expense, net of interest income	(11.7)	(12.2)	(44.2)	(35.4)
Miscellaneous other (expense) income	1.5	0.3	(4.7)	0.3
Income before income taxes and earnings (losses) of unconsolidated affiliates	$108.4	$245.9	$312.4	$558.8

	June 30, 2020	September 30, 2019
Identifiable assets:
Access Equipment:
U.S.	$2,264.1	$2,317.2
Europe, Africa and Middle East	366.3	403.4
Rest of the World (b)	362.9	252.6
Total Access Equipment	2,993.3	2,973.2
Defense:
U.S.	1,081.9	883.0
Rest of the World	7.2	6.7
Total Defense	1,089.1	889.7
Fire & Emergency - U.S.	595.6	587.9
Commercial:
U.S.	406.0	383.6
Rest of the World	42.6	48.9
Total Commercial	448.6	432.5
Corporate:
U.S. (a)	633.7	597.6
Rest of the World (b)	—	85.4
Total Corporate	633.7	683.0
Consolidated	$5,760.3	$5,566.3

(a)	Primarily includes cash and short-term investments and the Company’s new global headquarters.
(b)	Control of a shared manufacturing facility in Mexico transferred to the Access Equipment segment effective October 1, 2019.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$341.2	$515.1	$278.2	$246.9	$(13.1)	$1,368.3
Europe, Africa and Middle East	57.5	31.3	27.5	0.2	—	116.5
Rest of the World	89.3	1.1	5.0	0.6	—	96.0
	$488.0	$547.5	$310.7	$247.7	$(13.1)	$1,580.8

	Three Months Ended June 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$981.2	$488.7	$310.2	$290.9	$(4.6)	$2,066.4
Europe, Africa and Middle East	161.0	22.1	10.9	0.9	—	194.9
Rest of the World	106.9	0.3	19.9	4.3	—	131.4
	$1,249.1	$511.1	$341.0	$296.1	$(4.6)	$2,392.7

	Nine Months Ended June 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,442.2	$1,596.6	$769.6	$699.6	$(19.2)	$4,488.8
Europe, Africa and Middle East	216.4	55.1	28.3	1.1	—	300.9
Rest of the World	240.3	3.9	30.8	7.9	—	282.9
	$1,898.9	$1,655.6	$828.7	$708.6	$(19.2)	$5,072.6

	Nine Months Ended June 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$2,351.4	$1,402.5	$857.2	$738.6	$(14.7)	$5,335.0
Europe, Africa and Middle East	437.9	59.0	22.8	3.1	—	522.8
Rest of the World	273.9	0.4	39.7	14.5	—	328.5
	$3,063.2	$1,461.9	$919.7	$756.2	$(14.7)	$6,186.3

22.	Subsequent Event

On July 20, 2020, the Company sold Concrete Equipment Company, Inc. (CON-E-CO), which manufactured concrete batch plants within the Commercial segment. The estimated purchase price is expected to exceed the carrying value of the business, resulting in an immaterial gain that will be recognized by the Company in the fourth quarter of fiscal 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; the duration and severity of the COVID-19 pandemic; actions that may be taken by governmental authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic; the potential negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees; the cyclical nature of the Company’s Access Equipment, Commercial and Fire & Emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of Access Equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; performance issues with suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2020 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Executive Overview

The COVID-19 pandemic has significantly impacted demand for certain markets, with the Company’s construction-related markets being impacted most severely. The Company quickly responded to the challenges caused by the pandemic, which included changing customer demand, new working protocols and supply chain disruptions during the quarter. The Company’s operations teams maintained strong efficiencies, while successfully navigating through over 200 supplier shutdowns in the third quarter of fiscal 2020 to continue production without any major supplier-induced line stoppages. The Company also introduced temporary company-wide cost reductions, including salary reductions, furloughs, temporary plant shutdowns, limiting travel, and reducing project costs and other discretionary spending, that the Company now expects to reduce pre-tax costs by over $100 million for fiscal 2020. Strong execution combined with rapid implementation of temporary cost reductions resulted in earnings per share of $1.17 in the third quarter of fiscal 2020. Although down from earnings per share of $2.72 in the third quarter of fiscal 2019, the results reflected solid performance given the nearly 34% decrease in consolidated net sales. Results for the third quarter of fiscal 2020 included after-tax restructuring charges of $8.4 million, or $0.12 per share. The third quarter of fiscal 2020 also benefited by $0.03 per share compared to the third quarter of fiscal 2019 as a result of share repurchases completed over the past 12 months.

Consolidated net sales in the third quarter of fiscal 2020 decreased $811.9 million, or 33.9%, to $1.58 billion compared to the third quarter of fiscal 2019 largely as a result of a 61% decrease in sales in the Access Equipment segment as the COVID-19 pandemic significantly impacted demand in this segment. Consolidated operating income was $118.6 million, or 7.5% of sales, a decrease of 54.0% from the third quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume and an adverse product mix, offset in part by favorable price/cost dynamics, lower incentive compensation accruals and lower spending as a result of temporary costs reductions in response to the COVID-19 pandemic.

While the duration and magnitude of the impact of the COVID-19 pandemic remain uncertain, the Company is taking more permanent cost reduction actions as a quick recovery no longer appears probable. The Company recently announced permanent restructuring actions in the Access Equipment, Commercial and Fire & Emergency segments. These actions included initiating closure of the Medias, Romania factory in the Access Equipment segment, transferring rear-discharge concrete mixer production in the Commercial segment from a facility in Dodge Center, Minnesota to consolidate production in other mixer facilities in North America, and reductions in office staffing. The Company expects these actions to yield combined annualized cost savings of $30 million to $35 million once complete. The Company expects to begin realizing some benefits of these actions in fiscal 2021 with the full impact of these actions in fiscal 2022. The Company also extended production shutdowns in the Access Equipment segment for the month of July and two weeks each in August and September consistent with temporary shutdowns in the third quarter of fiscal 2020.

During the second quarter of fiscal 2020, the Company withdrew its financial expectations as a result of the evolving impact of the COVID-19 pandemic. While the Company has seen stabilization in its supply chain and operations, recent increases in COVID-19 infection rates in parts of the U.S. continue to drive potential supply chain and production risk. Further, the cadence of customer demand in the Access Equipment and Commercial segments remains uncertain. As a result, the Company is still not providing financial expectations for fiscal 2020.

The Company’s balance sheet remains strong, with available liquidity of approximately $1.1 billion consisting of cash of approximately $300 million and availability under the Company’s revolving line of credit of approximately $800 million. Share repurchases remained paused during the third quarter. The Company will continue to re-evaluate share repurchases as it gains further clarity on the recovery of its end markets. The Company maintained its dividend and the Company’s Board of Directors approved a quarterly dividend payment for the third quarter of fiscal 2020 of $0.30 per share.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2020	2019	2020	2019
Net sales:
Access Equipment	$488.0	$1,249.1	$1,898.9	$3,063.2
Defense	547.5	511.1	1,655.6	1,461.9
Fire & Emergency	310.7	341.0	828.7	919.7
Commercial	247.7	296.1	708.6	756.2
Intersegment eliminations and other	(13.1)	(4.6)	(19.2)	(14.7)
	$1,580.8	$2,392.7	$5,072.6	$6,186.3

Third Quarter Fiscal 2020 Compared to 2019

Consolidated net sales in the third quarter of fiscal 2020 decreased $811.9 million, or 33.9%, compared to the third quarter of fiscal 2019 largely as a result of a 61.0% decrease in sales in the Access Equipment segment as the COVID-19 pandemic significantly impacted demand in this segment.

Access Equipment segment net sales in the third quarter of fiscal 2020 decreased $761.1 million, or 60.9%, compared to the third quarter of fiscal 2019. The decrease in sales was due to lower market demand resulting from the global economic downturn as a result of the COVID-19 pandemic.

Defense segment net sales in the third quarter of fiscal 2020 increased $36.4 million, or 7.1%, compared to the third quarter of fiscal 2019 due to the continued ramp up of Joint Light Tactical Vehicle (JLTV) program sales to the U.S. government and higher aftermarket parts & service sales, offset in part by lower Family of Heavy Tactical Vehicle (FHTV) program sales.

Fire & Emergency segment net sales in the third quarter of fiscal 2020 decreased $30.3 million, or 8.9%, compared to the third quarter of fiscal 2019 due to decreased production rates in response to workforce availability constraints and supplier parts shortages resulting from the COVID-19 pandemic, offset in part by the catch-up of shipment of units affected by a supplier quality issue that prevented shipment in the second quarter of fiscal 2020.

Commercial segment net sales in the third quarter of fiscal 2020 decreased $48.4 million, or 16.3%, compared to the third quarter of fiscal 2019 due to lower demand caused by the COVID-19 pandemic.

First Nine Months of Fiscal 2020 Compared to 2019

Consolidated net sales decreased $1.11 billion, or 18.0%, to $5.07 billion in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 as a result of significantly lower sales in the Access Equipment segment and lower sales in the Fire & Emergency and Commercial segments, offset in part by higher Defense segment sales.

Access Equipment segment net sales decreased $1.16 billion, or 38.0%, to $1.90 billion in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The decrease in sales was due to lower demand following the global economic downturn as a result of the COVID-19 pandemic and rental company customers in North America slowing down their capital expenditures after two years of strong fleet growth.

Defense segment net sales increased $193.7 million, or 13.2%, to $1.66 billion in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due to the continued ramp up of JLTV program sales to the U.S. government, offset in part by lower FHTV program sales.

Fire & Emergency segment net sales decreased $91.0 million, or 9.9%, to $828.7 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due to favorable sales timing in the prior year period, decreased production rates in response to workforce availability constraints and supplier parts shortages resulting from the COVID-19 pandemic, and delivery delays resulting from travel restrictions related to the COVID-19 pandemic that prevented customers from inspecting and accepting vehicles.

Commercial segment net sales decreased $47.6 million, or 6.3%, to $708.6 million in the first nine months of fiscal 2020 compared to the first nine months of 2019 on lower front-discharge concrete mixer volume due to the ramp-up of production of a new model. Refuse collection vehicle sales in the first nine months of fiscal 2019 were negatively impacted by a partial roof collapse at one of its manufacturing facilities in February 2019.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2020	2019	2020	2019
Cost of sales:
Access Equipment	$408.0	$990.1	$1,554.3	$2,480.6
Defense	482.6	455.0	1,447.3	1,234.5
Fire & Emergency	245.0	267.1	664.3	725.8
Commercial	201.5	251.0	586.0	637.9
Intersegment eliminations and other	(13.8)	(4.4)	(18.7)	(12.6)
	$1,323.3	$1,958.8	$4,233.2	$5,066.2

Third Quarter Fiscal 2020 Compared to 2019

Consolidated cost of sales in the third quarter of fiscal 2020 was $1.32 billion, or 83.7% of sales, compared to $1.96 billion, or 81.9% of sales, in the third quarter of fiscal 2019. The 180 basis point increase in cost of sales as a percentage of sales was primarily due to adverse product mix (200 basis points), unfavorable fixed manufacturing absorption as a result of lower production volume related to temporary plant shutdowns (160 basis points) and flat engineering spend on lower sales (110 basis points), offset in part by improved price/cost dynamics (220 basis points) after a sharp increase in steel costs in the third quarter of fiscal 2019 and a negative cumulative catch-up adjustment on contract margins in the third quarter of fiscal 2019 (70 basis points).

Access Equipment segment cost of sales in the third quarter of fiscal 2020 was $408.0 million, or 83.6% of sales, compared to $990.1 million, or 79.3% of sales, in the third quarter of fiscal 2019. The 430 basis point increase in cost of sales as a percentage of sales was largely due to unfavorable fixed manufacturing absorption as a result of lower production volume related to temporary plant shutdowns (560 basis points) and flat engineering spend on lower sales (190 basis points), offset in part by improved price/cost dynamics (380 basis points).

Defense segment cost of sales in the third quarter of fiscal 2020 was $482.6 million, or 88.1% of sales, compared to $455.0 million, or 89.0% of sales, in the third quarter of fiscal 2019. The 90 basis point decrease in cost of sales as a percentage of sales was the result of a negative cumulative catch-up adjustment on contract margins in the third quarter of fiscal 2019 (210 basis points) and the absence of costs related to the start-up of a manufacturing facility in Tennessee (70 basis points), offset in part by an increase in warranty costs (120 basis points) and higher engineering and product development costs (110 basis points).

Fire & Emergency segment cost of sales in the third quarter of fiscal 2020 was $245.0 million, or 78.9% of sales, compared to $267.1 million, or 78.3% of sales, in the third quarter of fiscal 2019. The 60 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (250 basis points) and unfavorable fixed manufacturing absorption as a result of lower production volume (60 basis points), offset in part by improved pricing (230 basis points).

Commercial segment cost of sales in the third quarter of fiscal 2020 was $201.5 million, or 81.3% of sales, compared to $251.0 million, or 84.8% of sales, in the third quarter of fiscal 2019. The 350 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved price/cost dynamics (260 basis points) and the absence of costs incurred in the third quarter of the prior year related to the weather-related partial roof collapse at one of its manufacturing facilities in February 2019 (170 basis points), offset in part by unfavorable fixed manufacturing absorption as a result of lower production volume (80 basis points).

First Nine Months of Fiscal 2020 Compared to 2019

Consolidated cost of sales was $4.23 billion, or 83.5% of sales, in the first nine months of fiscal 2020 compared to $5.07 billion, or 81.9% of sales, in the first nine months of fiscal 2019. The 160 basis point increase in cost of sales as a percentage of sales was due to adverse product mix (120 basis points), unfavorable fixed manufacturing absorption as a result of lower production volume (90 basis points) and higher new product development spending (70 basis points), offset in part by improved price/cost dynamics (170 basis points).

Access Equipment segment cost of sales was $1.55 billion, or 81.9% of sales, in the first nine months of fiscal 2020 compared to $2.48 billion, or 81.0% of sales, in the first nine months of fiscal 2019. The 90 basis point increase in cost of sales as a percentage of sales was due to unfavorable fixed manufacturing absorption as a result of lower production volume (250 basis points) and flat engineering costs on lower sales (100 basis points), offset in part by improved price/cost dynamics (220 basis points).

Defense segment cost of sales was $1.45 billion, or 87.4% of sales, in the first nine months of fiscal 2020 compared to $1.23 billion, or 84.4% of sales, in the first nine months of fiscal 2019. The 300 basis point increase in cost of sales as a percentage of sales was attributable to unfavorable product mix due to the lower FHTV sales and higher JLTV sales (100 basis points), larger cumulative catch-up adjustments on contracts in first nine months of fiscal 2019 (70 basis points), higher new product development spending (70 basis points) and higher warranty costs (60 basis points).

Fire & Emergency segment cost of sales was $664.3 million, or 80.2% of sales, in the first nine months of fiscal 2020 compared to $725.8 million, or 78.9% of sales, in the first nine months of fiscal 2019. The 130 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (300 basis points), manufacturing inefficiencies (70 basis points) and flat engineering costs on lower sales (50 basis points), offset in part by improved pricing (290 basis points).

Commercial segment cost of sales was $586.0 million, or 82.7% of sales, in the first nine months of fiscal 2020 compared to $637.9 million, or 84.4% of sales, in the first nine months of fiscal 2019. The 170 basis point decrease in cost of sales as a percentage of sales was largely due to improved price/cost dynamics (220 basis points) and the absence of business disruption inefficiencies caused by the weather-related partial roof collapse at one of its manufacturing facilities in February 2019 (100 basis points), offset in part by higher new product development costs (70 basis points) and higher litigation costs (60 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2020	2019	2020	2019
Operating income (loss):
Access Equipment	$33.5	$189.9	$173.3	$376.1
Defense	40.0	29.5	129.1	152.8
Fire & Emergency	47.6	50.7	99.1	127.2
Commercial	23.8	21.5	49.7	48.0
Corporate	(26.3)	(33.8)	(89.9)	(110.2)
	$118.6	$257.8	$361.3	$593.9

Third Quarter Fiscal 2020 Compared to 2019

Consolidated operating income in the third quarter of fiscal 2020 decreased 54.0% to $118.6 million, or 7.5% of sales, compared to $257.8 million, or 10.8% of sales, in the third quarter of fiscal 2019. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($186 million) and an adverse product mix ($30 million), offset in part by favorable price/cost dynamics ($35 million), lower incentive compensation accruals ($23 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($15 million).

Access Equipment segment operating income in the third quarter of fiscal 2020 decreased 82.4% to $33.5 million, or 6.9% of sales, compared to $189.9 million, or 15.2% of sales, in the third quarter of fiscal 2019. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($188 million) and unfavorable fixed manufacturing absorption as a result of lower production volume ($15 million), offset in part by favorable price/cost dynamics ($17 million), lower incentive compensation accruals ($12 million), lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($10 million) and lower intangible asset amortization ($8 million).

Defense segment operating income in the third quarter of fiscal 2020 increased 35.6% to $40.0 million, or 7.3% of sales, compared to $29.5 million, or 5.8% of sales, in the third quarter of fiscal 2019. The increase in operating income was due to a negative cumulative catch-up adjustment on contract margins in the third quarter of fiscal 2019 ($11 million), higher gross margin associated with higher sales volume ($4 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($1 million), offset in part by higher warranty expense ($7 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $1.6 million in the third quarter of fiscal 2020 primarily a result of adding new orders received during the quarter to the estimate at completion calculations. Changes in estimates on contracts accounted for under the cost-to-cost method decreased Defense segment operating income by $10.5 million in the third quarter of fiscal 2019 due to higher engineering costs than anticipated.

Fire & Emergency segment operating income in the third quarter of fiscal 2020 decreased 6.1% to $47.6 million, or 15.3% of sales, compared to $50.7 million, or 14.9% of sales, in the third quarter of fiscal 2019. The decrease in operating income was largely a result of lower gross margin associated with lower sales volume ($11 million) and adverse product mix ($8 million), offset in part by improved pricing ($10 million), lower incentive compensation accruals ($4 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($3 million).

Commercial segment operating income in the third quarter of fiscal 2020 increased 10.7% to $23.8 million, or 9.6% of sales, compared to $21.5 million, or 7.3% of sales, in the third quarter of fiscal 2019. The increase in operating income was primarily due to the absence of business disruption inefficiencies caused by the weather-related partial roof collapse at one of its manufacturing facilities in February 2019 ($7 million) and favorable price/costs dynamics ($7 million), offset in part by lower gross margin associated with lower sales volume ($14 million).

Corporate operating costs decreased $7.5 million to $26.3 million in the third quarter of fiscal 2020 compared to $33.8 million in the third quarter of fiscal 2019, primarily as a result of lower management incentive compensation expense ($5 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic.

Consolidated selling, general and administrative expenses decreased 17.6% to $137.6 million, or 8.7% of sales, in the third quarter of fiscal 2020 compared to $166.9 million, or 7.0% of sales, in the third quarter of fiscal 2019. The decrease in consolidated selling, general and administrative expenses was generally a result of lower incentive compensation expense ($18 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($15 million), offset in part by restructuring costs incurred in the third quarter of fiscal 2020 ($7 million).

First Nine Months of Fiscal 2020 Compared to 2019

Consolidated operating income in the first nine months of fiscal 2020 decreased 39.2% to $361.3 million, or 7.1% of sales, compared to $593.9 million, or 9.6% of sales, in the first nine months of 2019. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($267 million), adverse product mix ($58 million) and unfavorable fixed manufacturing absorption as a result of lower production volume ($26 million), offset in part by improved price/cost dynamics ($96 million) and lower incentive compensation accruals ($47 million).

Access Equipment segment operating income in the first nine months of fiscal 2020 decreased 53.9% to $173.3 million, or 9.1% of sales, compared to $376.1 million, or 12.3% of sales, in the first nine months of fiscal 2019. The decrease in operating income was primarily due to lower gross margin associated with lower sales volume ($288 million) and unfavorable fixed manufacturing absorption as a result of lower production volume ($19 million), offset in part by improved price/cost dynamics ($42 million), lower incentive compensation accruals ($27 million), and lower intangible asset amortization ($18 million).

Defense segment operating income in the first nine months of fiscal 2020 decreased 15.5% to $129.1 million, or 7.8% of sales, compared to $152.8 million, or 10.5% of sales, in the first nine months of fiscal 2019. The decrease in operating income was primarily a result of larger cumulative catch-up adjustments on contract margins in the first nine months of the prior year ($22 million), adverse product mix ($16 million), higher new product development spending ($15 million) and higher warranty costs ($11 million), offset in part by higher gross margin associated with higher sales volume ($39 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $15.2 million and $37.6 million in the first nine months of fiscal 2020 and 2019, respectively. These changes were primarily a result of adding new orders received during the respective periods to the estimate at completion calculations.

Fire & Emergency segment operating income in the first nine months of fiscal 2020 decreased 22.1% to $99.1 million, or 12.0% of sales, compared to $127.2 million, or 13.8% of sales, in the first nine months of fiscal 2019. The decrease in operating income was largely a result of lower gross margin associated with lower sales volume ($33 million), adverse product mix ($24 million), offset in part by improved pricing ($33 million).

Commercial segment operating income in the first nine months of fiscal 2020 increased 3.5% to $49.7 million, or 7.0% of sales, compared to $48.0 million, or 6.3% of sales, in the first nine months of fiscal 2019. The increase in operating income was primarily due to improved price/cost dynamics ($16 million) and the lack of business disruption costs caused by the weather-related roof collapse at one of its manufacturing facilities in February 2019 ($13 million), offset in part by lower gross margin associated with lower sales volume ($17 million), higher litigation costs ($4 million), higher new product development costs ($4 million), higher warranty costs ($2 million) and higher selling, general and administrative expenses ($2 million).

Corporate operating costs in the first nine months of fiscal 2020 decreased $20.3 million to $89.9 million compared to the first nine months of fiscal 2019, primarily as a result of lower management incentive expense ($12 million), lower new product development spending ($4 million) and lower medical costs ($3 million).

Consolidated selling, general and administrative expenses decreased to $468.4 million, or 9.2% of sales, in the first nine months of fiscal 2020 compared to $498.5 million, or 8.1% of sales, in the first nine months of fiscal 2019. The decrease in consolidated selling, general and administrative expenses was primarily a result of lower management incentive compensation expense ($34 million).

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2020 Compared to 2019

Interest expense net of interest income decreased $0.5 million to $11.7 million in the third quarter of fiscal 2020 compared to $12.2 million in the third quarter of fiscal 2019.

Other miscellaneous expense of $1.5 million in the third quarter of fiscal 2020 and miscellaneous income of $0.3 million in the third quarter of fiscal 2019 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the third quarter of fiscal 2020 of $28.0 million, or 25.8% of pre-tax income, compared to $53.7 million, or 21.8% of pre-tax income, in the third quarter of fiscal 2019. The Company recorded $1.2 million of discrete tax benefits in the third quarter of fiscal 2019.

Losses in unconsolidated affiliates of $0.2 million and $0.3 million in the third quarter of fiscal 2020 and 2019, respectively, primarily represented the Company’s equity interest in a commercial entity in Mexico.

First Nine Months of Fiscal 2020 Compared to 2019

Interest expense net of interest income increased $8.8 million to $44.2 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. The first nine months of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous expense of $4.7 million in the first nine months of fiscal 2020 compared to other miscellaneous income of $0.3 million in the first nine months of fiscal 2019 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the first nine months of fiscal 2020 of $87.0 million, or 27.8% of pre-tax income, compared to $129.6 million, or 23.2% of pre-tax income, in the first nine months of fiscal 2019. Results for the first nine months of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe. Results for the first nine months of fiscal 2019 were adversely impacted by discrete tax charges of $5.9 million, including $5.0 million of charges for uncertain tax position reserves related to the liability for repatriation tax on deemed repatriated earnings of foreign subsidiaries associated with the U.S. Tax Cuts and Jobs Act.

Losses in unconsolidated affiliates of $0.9 million in the first nine months of fiscal 2020 and earnings in unconsolidated affiliates $0.2 million in the first nine months of fiscal 2019 primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. The Company continues to expect cash flow from operations will be sufficient to fund expenditures for property, plant and equipment in fiscal 2020. The Company expects to utilize approximately $110 million of cash during fiscal 2020 for capital spending needs. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2020, including $331.6 million of cash and cash equivalents and $792.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”).

These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. During the first nine months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock under a repurchase authorization approved by the Company’s Board of Directors at a cost of $40.8 million. In March 2020, the Company paused its share repurchases to preserve liquidity in response to the COVID-19 pandemic. The Company maintains a long-term strategy of returning approximately 50% of its free cash flow (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of property, plant and equipment” plus “proceeds from sale of equipment held for rental”) to shareholders in the form of dividends and share repurchases. As of June 30, 2020, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization.

The Company continues to expect to have sufficient liquidity to finance its operations over the next twelve months.

  Financial Condition at June 30, 2020

The Company’s capitalization was as follows (in millions):

	June 30, 2020	September 30, 2019
Cash and cash equivalents	$331.6	$448.4
Total debt	822.5	819.0
Total shareholders’ equity	2,768.9	2,599.8
Total capitalization (debt plus equity)	3,591.4	3,418.8
Debt to total capitalization	22.9%	24.0%

The Company’s ratio of debt to total capitalization of 22.9% at June 30, 2020 remained within its targeted range.

Consolidated days sales outstanding (defined as the sum of “Trade Receivables” and “Unbilled Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 63 days at September 30, 2019 to 72 days at June 30, 2020 primarily due to a heavier weighting of Defense segment sales, which has days sales outstanding that are longer than the Company’s average and the timing of sales within the quarter. Days sales outstanding for segments other than the Defense segment increased from 52 days at September 30, 2019 to 58 days at June 30, 2020 primarily due to the timing of sales within the quarter. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.2 times at September 30, 2019 to 3.7 times at June 30, 2020 as a result of higher inventory levels in the Access Equipment segment stemming from the sudden decrease in customer demand as a result of the COVID-19 pandemic.

Cash Flows

Operating Cash Flows

Operating activities provided $36.4 million of cash in the first nine months of fiscal 2020 compared to $105.8 million in the first nine months of fiscal 2019. The decrease in cash provided by operating activities in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2020 was primarily due to lower consolidated net income, offset in part by an increase in customer advances in the Fire & Emergency segment.

Investing Cash Flows

Investing activities used cash of $58.5 million in the first nine months of fiscal 2020 compared to $71.5 million in the first nine months of fiscal 2019 as a customer in the Access Equipment segment purchased a large amount of equipment in the first quarter of fiscal 2020 that such customer was previously renting. Through June 30, 2020, the Company had utilized $73.2 million for capital expenditures. The Company anticipates that it will spend $110 million on capital expenditures in fiscal 2020.

Financing Cash Flows

Financing activities used cash of $95.1 million in the first nine months of fiscal 2020 compared to $337.5 million in the first nine months of fiscal 2019. The decrease in cash utilized for financing activities was due to a decrease in Common Stock repurchases under the authorization approved by the Company’s Board of Directors. In the first nine months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock at an aggregate cost of $40.8 million. In the first nine months of fiscal 2019, the Company repurchased 4,043,627 shares of its Common Stock at an aggregate cost of $283.9 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of June 30, 2020, all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan have been prepaid. At June 30, 2020, outstanding letters of credit of $57.9 million reduced available capacity under the Revolving Credit Facility to $792.1 million.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2020 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 13 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2020.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 34% of the Company’s net sales in the first nine months of fiscal 2020. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2020 increased 5.8% to $5.29 billion compared to $4.99 billion at June 30, 2019. Access Equipment segment backlog decreased 34.8% to $556.9 million at June 30, 2020 compared to $854.8 million at June 30, 2019 as the COVID-19 pandemic and lower planned fleet growth caused customers to reduce orders in fiscal 2020. Defense segment backlog increased 15.3% to $3.28 billion at June 30, 2020 compared to $2.85 billion at June 30, 2019 primarily due to higher international and parts backlog. Fire & Emergency segment backlog increased 21.0% to $1.16 billion at June 30, 2020 compared to $956.4 million at June 30, 2019. The Fire & Emergency segment experienced strong order growth in the first half of fiscal 2020 resulting in record backlog for the segment at the end of the second quarter of fiscal 2020. Commercial segment backlog decreased 14.2% to $287.6 million at June 30, 2020 compared to $335.3 million at June 30, 2019, primarily as a result of lower refuse collection vehicle backlog as the COVID-19 pandemic has reduced demand for non-residential refuse collection vehicle equipment.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 68% of the Company’s June 30, 2020 backlog is not expected to be filled in fiscal 2020.

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

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

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

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a global pandemic, and the COVID-19 virus has continued to spread around the world. Governments across the world have implemented numerous measures to attempt to contain or lessen the impact of the COVID-19 pandemic on their populations, such as travel bans, quarantines, shut-downs and shelter in place orders. The COVID-19 pandemic, as well as the current and future measures directed toward it, has resulted in significant uncertainty in capital markets and a global economic slowdown that may last for an extended duration resulting in a global recession. The pandemic has negatively impacted, and is likely to continue to negatively impact, our business in numerous ways, including but not limited to those outlined below:

•

The COVID-19 pandemic has significantly reduced demand for access equipment, and some customers have canceled or pushed out orders. The COVID-19 pandemic has also reduced demand for refuse collection vehicles and concrete mixers and may reduce demand for other products. In addition, travel restrictions related to the COVID-19 pandemic have prevented some customers in our Fire & Emergency segment from inspecting and accepting vehicles on a timely basis. Furthermore, our customers may experience financial hardships during the COVID-19 pandemic that could result in lower demand for our products and/or default on financial and other commitments to us.

•

We operate a global supply chain that has been, and could in the future continue to be, disrupted by the COVID-19 pandemic, resulting in delays or inefficiencies in production in all of our segments. Some of our suppliers have limited, and may in the future limit, their production or shut down due to shelter-in-place requirements, sanitizing facilities and workforce availability issues. While we have generally been successful in mitigating these supply chain challenges, supplier parts shortages lowered our production rates in the Fire & Emergency segments during the third quarter of fiscal 2020, and it is possible that a part or component shortage could limit our production in the future.

•

Government or regulatory responses to the COVID-19 pandemic have negatively impacted, and are likely to continue to negatively impact, our business. Mandatory lockdowns or other restrictions on operations may disrupt our ability to manufacture or distribute our products in some markets. Governments may continue to impose travel restrictions and close borders, impose prolonged quarantines and further restrict business activity, which could impact our ability to support our operations and customers and the ability of our employees to get to their workplaces to produce products and services, limit the ability of our suppliers to provide us with products, or hamper our products from moving through the supply chain.

•

The COVID-19 pandemic adversely affects our workforce and business as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include our requiring certain employees to work from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures have, and in the future may, also impact our ability to meet production demands or requests depending on employee attendance or ability to continue to work. Restrictions on, as well as the health of, our workforce could limit our ability to support our business.

•

Although we have instituted temporary plant shutdowns in our Access Equipment segment to match production with customer demand and supply chain constraints and implemented salary reductions, furloughs and other cost reduction actions across our company, the impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs as we are incurring increased costs relating to our enhanced sanitization procedures and our efforts to mitigate the impact of the COVID-19 pandemic through social-distancing measures we have enacted at our facilities.

•

The impact of the COVID-19 pandemic on global economies could reduce our ability to execute our business strategy. Disruptions or uncertainties related to the COVID-19 pandemic could result in delays or modifications to our strategic plans and initiatives.

•

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. Although we believe our balance sheet remains strong, we have been focused on preserving capital resources given the uncertain duration of the pandemic, and in an attempt to maintain strong liquidity, the Company has paused its share repurchase program and implemented other cost reduction actions, such as salary reductions, furloughs and deferring non-critical projects, there is no certainty that measures we have taken will be effective to enable us to maintain adequate resources and liquidity.

The impacts that we list above and other impacts of the COVID-19 pandemic are likely to also have the effect of heightening many of the Company’s other risk factors. The ultimate impact of the COVID-19 pandemic, including the extent of its impact on our business, results of operations, financial condition and/or cash flow, is dependent, among other things, on the duration and severity of the pandemic, the effect of actions taken by government authorities and other third parties in response to the pandemic and the impact of the pandemic on global economies, each of which is uncertain, rapidly changing and difficult to predict. We cannot at this time predict the overall impact of the COVID-19 pandemic on us, but it could continue to have a material adverse impact on our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	7,459,328
May 1 - May 31	—	$—	—	7,459,328
June 1 - June 30	—	$—	—	7,459,328
Total	—		—	7,459,328

(1)

In August 2015, the Company’s Board of Directors approved a stock repurchase authorization for which there was as of May 7, 2019 a remaining authority to repurchase 1,362,821 shares of Common Stock. On May 7, 2019, the Company’s Board of Directors increased the Company’s Common Stock repurchase authorization by 8,637,179 shares to 10,000,000 shares. The Company repurchased 2,540,672 shares under this authorization as of June 30, 2020. As a result, 7,459,328 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2020. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2020.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 30, 2020.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2020.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 30, 2020.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 30, 2020	By	/s/ Wilson R. Jones
Wilson R. Jones, Chief Executive Officer

July 30, 2020	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 30, 2020	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)