Form 10-K
period 2020-09-30
OSHKOSH CORP
filed 2020-11-18
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31371

Oshkosh Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1917 Four Wheel Drive Oshkosh, Wisconsin	54902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 502-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	OSK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐	Yes	☒	No

At March 31, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $4,378,988,453 (based on the closing price of $64.33 per share on the New York Stock Exchange as of such date).

As of November 11, 2020, 68,189,776 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

OSHKOSH CORPORATION

FISCAL 2020 ANNUAL REPORT ON FORM 10-K

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense), Pierce Manufacturing Inc. (Pierce), McNeilus Companies, Inc. (McNeilus) and its wholly-owned subsidiaries, Oshkosh Airport Products, LLC (Airport Products), Kewaunee Fabrications, LLC (Kewaunee), Oshkosh Commercial Products, LLC (Oshkosh Commercial), London Machinery Inc. and its wholly-owned subsidiary (London) and Iowa Mold Tooling Co., Inc. (IMT) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “London®,” “IMT®,” “Command Zone™,” “TAK-4®,” “PUC™,” “Hercules™,” “Husky™,” “Ascendant™,” “SkyTrak®” and “ProPulse®” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; the duration and severity of the COVID-19 pandemic; actions that may be taken by government authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic; the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S., European and Asian economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures, sequestration and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; performance issues with key suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that an escalating trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of November 18, 2020. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1.    BUSINESS

The Company

Oshkosh Corporation is a leading designer, manufacturer and marketer of access equipment, specialty vehicles and truck bodies for the primary markets of access equipment, defense, fire & emergency, refuse hauling, concrete placement as well as airport services. Oshkosh engineers vehicles and equipment that move industries forward. Each of our products and technologies is designed with customers and end-users in mind, from the four-wheel drive system that the Company patented in 1917 to advances in electrification, autonomy & active safety and intelligent products.

The Company comprises 10 brands and maintains four reportable segments for financial reporting purposes: Access Equipment, Defense, Fire & Emergency and Commercial, which comprised 36%, 33%, 17% and 14%, respectively, of the Company’s consolidated net sales in fiscal 2020. Oshkosh’s leading brands include a wide range of products to serve a diverse group of industries. This allows the Company to leverage innovations and efficiencies across the enterprise, including supply chain, materials integration, manufacturing processes, facilities and cross portfolio innovation creating a company that is a truly different integrated global industrial. The Company made approximately 35%, 24% and 22% of its net sales for fiscal 2020, 2019 and 2018, respectively, to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 23 of the Notes to Consolidated Financial Statements for financial information related to the Company’s business segments.

JLG, a global designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to safely position workers and materials at elevated heights, forms the foundation of the Company’s Access Equipment segment. JLG’s customer base includes equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The Access Equipment segment also includes Jerr-Dan-branded tow trucks (wreckers) and roll-back vehicle carriers (carriers) sold to towing companies.

The Company’s Defense segment has designed, manufactured and sold military tactical wheeled vehicles to the DoD for more than 90 years. In 1981, Oshkosh Defense was awarded the first Heavy Expanded Mobility Tactical Truck (HEMTT) contract for the DoD, and thereafter, it developed into the DoD’s leading supplier of severe-duty, heavy-payload tactical trucks. Since that time, Oshkosh Defense has broadened its product offerings to become the leading manufacturer of severe-duty, heavy- and medium-payload tactical trucks for the DoD, manufacturing vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for combat units. In 2015, Oshkosh Defense solidified its position in the light-payload tactical wheeled vehicle category by capturing the DoD’s Joint Light Tactical Vehicle (JLTV) program. The Company is currently in the full rate production phase of this eight-year, $6.7 billion contract for 16,901 of these technologically enhanced vehicles and related sustainment services. Recently, the Army authorized an increase to the contract ceiling from 16,901 vehicles to 23,163 vehicles.

The Company’s Fire & Emergency segment designs and manufactures custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, snow removal vehicles, simulators and other emergency vehicles primarily sold to fire departments, airports and other governmental units and broadcast vehicles sold to broadcasters and television stations.

The Company’s Commercial segment designs and manufactures refuse collection vehicles and related components sold to commercial and municipal waste haulers, rear- and front-discharge concrete mixer vehicles and related components sold to ready-mix companies and field service vehicles and truck-mounted cranes sold to mining, construction and other companies.

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, advanced engineering, market leading innovation, vehicle performance, reliability, customer service and low total cost of ownership. The Company maintains leading market shares in almost all of its businesses and is the sole-source supplier of a number of vehicles to the DoD.

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

Quality Products and Customer Service. The Company has developed strong brand recognition for its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the specialty vehicle and vehicle body markets it serves. The Company frequently achieves premium pricing due to the quality, durability and low total cost of ownership of its products. The Company also provides high quality customer service through its extensive parts and service support programs, which are generally available to customers 365 days a year in all product lines throughout the Company’s distribution network.

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

Strong Management Team. The Company is led by Chief Executive Officer Wilson R. Jones who has been employed by the Company since 2005. Mr. Jones is complemented by an experienced senior management team that has been assembled through internal promotions and external hires. The management team has successfully executed a strategic reshaping and expansion of the Company’s business, which has positioned the Company to be a global leader in the specialty vehicle and vehicle body markets and transformed the Company into a different integrated global industrial. The Company’s Board of Directors maintains a robust succession planning process for its Executive Officers to ensure strong continuity. As a result of this process, John Pfeifer, the Company’s current President and Chief Operating Officer has been appointed to President and Chief Executive Officer effective upon Mr. Jones retirement on April 2, 2021.

Business Strategy

The Company is focused on increasing its net sales, profitability and cash flow and maintaining a strong balance sheet by capitalizing on its competitive strengths and executing on MOVE, the Company’s integrated business strategy. The MOVE strategy provides a roadmap for the Company to deliver outstanding long-term shareholder value.

The MOVE strategy consists of the following four key initiatives:

Market Leader Delighting Customers. This initiative focuses on growing profitability by maintaining intense emphasis on customer and end-user experiences, with an organizational commitment to the entire product life cycle. With a focus on responding to evolving customer needs, the Company aims to deliver superior products and services. The Company uses standard processes and tools throughout the organization to help ensure a consistent customer and end-user experience.

Optimize Cost and Capital Structure. This initiative focuses on optimizing the Company’s cost and capital structure to provide value for stakeholders. The Company embraces organizational simplification methodologies that focus on key value drivers and objectively allocates time and resources to those areas. Specific elements of simplification include the use of data analytics, lean continuous improvement, and organizational change management. The Company aggressively manages its product, process, and overhead costs, opportunistically using its expected free cash flow to return capital to shareholders or invest in growth opportunities. As a result of its focus on simplification and cost optimization, the Company expects to more efficiently utilize its manufacturing facilities, increase inventory turns, reduce product, process and overhead costs, lower manufacturing lead times and new product development cycle times and increase its operating income margins.

Value Innovation. This initiative focuses on emphasizing the Company’s new product development as it seeks to expand sales and margins by providing market leading customer and end-user value. The Company primarily uses internal resources for new product development, with an emphasis on leveraging advanced cross-portfolio design and engineering capabilities, but also uses licensing of technology and other partnering arrangements to execute multi-generational product plans in each of the Company’s businesses. The Company actively seeks to commercialize emerging technologies that are capable of expanding customer and end-user utilization of its products.

Emerging Market Expansion. This initiative focuses on the Company’s continued expansion into those specialty vehicle and vehicle body markets globally where it has acquired or can acquire strong market positions over time and where it believes it can leverage synergies in purchasing, manufacturing, technology and distribution to increase sales and profitability. Business development teams actively pursue new customers in targeted countries in Asia, Eastern Europe, the Middle East, Latin America and Africa. In pursuit of this strategy, the Company has sales and service offices in Russia, India, Saudi Arabia, China, South Korea and Japan to pursue various opportunities in each of those countries. In addition, the Company continues to expand its sales and aftermarket footprint in multiple countries in Europe, Latin America, Asia and the Middle East. The Company would also consider selectively pursuing strategic acquisitions to enhance the Company’s product offerings and expand its international presence in specialty vehicle and vehicle body markets.

Products

The Company is focused on the following core segments of the specialty vehicle and vehicle body markets:

Access Equipment segment. JLG is a leading designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to safely position workers and materials at elevated heights. In addition, through a long-term license with Caterpillar Inc. that extends through 2025, JLG produces Caterpillar-branded telehandlers for distribution through the worldwide Caterpillar Inc. dealer network. JLG also offers a broad range of parts and accessories, including technical support and training, and reconditioning services. Access Equipment customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations.

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

Defense segment. Oshkosh Defense has designed and sold products to the DoD for over 90 years and also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD’s changing vehicle requirements, Oshkosh Defense has become the leading manufacturer of Heavy, Medium, and Light tactical wheeled vehicles and related sustainment services for the DoD. Oshkosh Defense designs and manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense’s proprietary product line of military heavy-payload tactical wheeled vehicles includes the Heavy Expanded Mobility Tactical Truck (HEMTT), the Heavy Equipment Transporter (HET), the Palletized Load System (PLS), and the Logistic Vehicle

System Replacement (LVSR). Oshkosh Defense’s proprietary medium-payload military tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (MTVR). Oshkosh Defense’s proprietary light-payload military tactical wheeled vehicles include the Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV), which was specifically designed with superior survivability as well as extreme off-road mobility for use in conditions similar to those encountered in the conflict in Afghanistan, and the JLTV, the Company’s newest and most technologically advanced member of the light-payload vehicle category designed to protect, sustain and provide mobility for personnel and payloads across the full spectrum of military operations.

In August 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of Family of Medium Tactical Vehicles (FMTV) under the U.S. Army’s FMTV Rebuy program. Originally a five-year requirements contract, the DoD extended the FMTV Rebuy program several times to allow for the delivery of vehicles and trailers through the fourth quarter of fiscal 2021. In February 2018, the DoD awarded Oshkosh Defense the FMTV A2 contract for the design, development, production and support of a fleet of future generation FMTV vehicles. The FMTV A2 contract is a firm-fixed price requirements contract valued at $467 million that initially covers a five-year delivery period starting in 2021, with a customer option for two additional years.

In June 2015, the DoD awarded Oshkosh Defense a new Family of Heavy Tactical Vehicles (FHTV) contract for the recapitalization of HEMTT, HET and PLS vehicles as well as associated logistics and configuration management support. The contract was a five-year requirements contract for the continued remanufacturing of FHTV vehicles. The period for accepting orders under this contract expired during the third quarter of fiscal 2020. The contract was a fixed-price incentive firm contract where the price paid to the Company was subject to adjustment based on actual costs incurred. The impact of pricing adjustments under fixed-price incentive firm contracts is generally shared by the Company and the customer. The Company has submitted a proposal that could extend FHTV deliveries through 2025. The Company anticipates a customer decision on the contract extension award in the first half of fiscal 2021.

In August 2015, Oshkosh Defense solidified its position in the light-payload tactical wheeled vehicle category when the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of 16,901 of these technologically enhanced vehicles and related sustainment services. The Company delivered its first production JLTV vehicles to the U.S. Army in September 2016. The program achieved full rate production milestone decision in fiscal 2019. Recently, the Army authorized an increase to the contract ceiling from 16,901 vehicles to 23,163. Under the current JLTV contract, Oshkosh Defense can accept vehicle orders through the first quarter of fiscal 2024 with deliveries into fiscal 2025. The U.S. Army, which purchased Government Purpose Rights to the Oshkosh JLTV design, has stated that they intend to conduct a full and open competition for follow-on JLTV production, with contract award in the fourth quarter of fiscal 2022. In total, the JLTV program is expected to be a 20-year, $30 billion program for the production of up to 55,000 vehicles.

In addition to retaining its current defense truck contracts, the Company’s objective is to continue to diversify into other areas of the U.S. and international defense vehicle markets by expanding applications, uses and vehicle body styles of its current tactical truck lines and growing aftermarket product and service offerings.

Fire & Emergency segment. Through Pierce, the Company is the leading domestic designer and manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the special needs of firefighters. Pierce also designs and manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation, research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial platform, ladder and tiller trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

The Company, through Airport Products, is a leader in the design and sale of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the United States, including LaGuardia International Airport, John F. Kennedy International Airport, O’Hare International Airport, Denver International Airport, Baltimore-Washington International Airport, Dallas/Fort Worth International Airport, Tampa International Airport, Philadelphia

International Airport and San Francisco International Airport, are served by the Company’s ARFF vehicles. The U.S. government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world. Internationally, the Company’s vehicles serve, among others, Beijing, China and more than fifty other airports in China; Singapore; Indonesia; Quebec, Canada; Abu Dhabi, UAE; and Birmingham, Cardiff, Manchester and Liverpool, United Kingdom. In addition, the Company has recently delivered ARFF vehicles to airports in Mexico, Japan, Egypt, Peru, Jamaica, Armenia, South Korea, Dominican Republic and the Philippines. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

The Company, through Airport Products, is a global leader in airport snow removal vehicles. The Company’s specially designed airport snow removal vehicles are used by some of the largest airports in the world, including Dallas/Fort Worth International Airport, Hartsfield-Jackson International Airport, Minneapolis-St. Paul International Airport, O’Hare International Airport, John F. Kennedy International Airport and Denver International Airport in the U.S. and Beijing, China; Incheon, South Korea; Chile, Japan and Argentina, internationally. The vehicles are also used at military air bases. The Company believes that the reliability of its high-performance snow removal vehicles and the speed with which they clear airport runways contribute to its strong position in this market.

The Company, through its Frontline brand, is a leading manufacturer, system designer and integrator of broadcast vehicles, including electronic field production trailers, satellite news gathering and electronic news gathering vehicles for broadcasters and command trucks for local and federal governments along with being a leading supplier of military simulator shelters and trailers under the Oshkosh Specialty Vehicles (OSV) brand. The Company’s vehicles have been used worldwide to broadcast the NFL Super Bowl, the FIFA World Cup and the Olympics.

The Company offers two- to twelve-year municipal lease financing programs to its Fire & Emergency segment customers in the U.S. through Oshkosh Equipment Finance, LLC, doing business as Pierce Financial Solutions. Programs include competitive lease financing rates, creative and flexible finance arrangements and the ease of one-stop shopping for customers’ equipment and financing. The Company executes the lease financing transactions through a co-branded arrangement with an independent third-party finance company. The Company typically provides credit support in connection with these financing and leasing arrangements.

Commercial segment. Through McNeilus, the Company is a leading designer and manufacturer of refuse collection vehicles for the waste services industry throughout the Americas. Through Oshkosh Commercial, McNeilus and London, the Company is a leading designer and manufacturer of front- and rear-discharge concrete mixers for the concrete ready-mix industry throughout the Americas.

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

Defense segment. While Oshkosh Defense sells substantially all of its domestic defense products directly to principal branches of the DoD, it has also sold its defense products to numerous international militaries around the globe. Oshkosh Defense maintains a liaison office in Washington, D.C. to represent its interests with the U.S. Congress, the offices of the Executive Branch of the U.S. government, the Pentagon, as well as international embassies and government agencies. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers’ principal commands, both domestically and internationally. Oshkosh Defense sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

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

Commercial segment. The Company believes its network of representatives and dealers is a competitive advantage in refuse collection vehicle and concrete mixer markets, particularly in the U.S. waste services industry where principal competitors distribute through dealers and to a lesser extent in the ready mix concrete industry, where several competitors in part use dealers. The Company believes its distribution model allows for a more tailored distribution approach in the U.S. refuse collection vehicle and concrete mixer markets, whereas dealers frequently offer a very broad and mixed product line, and accordingly, the time dealers tend to devote to refuse collection vehicle and concrete mixer sales activities is limited.

The Company has also established an extensive network of representatives and dealers throughout the Americas for the sale of McNeilus-branded refuse collection vehicles and Oshkosh-, McNeilus- and London-branded concrete mixers to international customers. The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

The Company utilizes an extensive network of representatives and dealers supported by hundreds of internal and external sales and service representatives in North America to sell and service refuse collection vehicles and front- and rear-discharge concrete mixers. The Company also performs sales and service activities at the Company’s manufacturing facilities. Service centers located throughout the U.S. provide sales, service and parts distribution to customers in their geographic regions. The Company believes this network represents one of the largest refuse collection vehicle and concrete mixer distribution networks in the U.S.

IMT distributes its products through a wide network of dealers in over one hundred locations worldwide. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

Manufacturing

The Company manufactures its products at 28 manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows and interchangeability of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

The Company uses a common Quality Management System globally to support the delivery of consistent, high quality products and services to customers. The Company requires employees at all levels to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent product nonconformance and continually improve all work processes. The Company educates and trains all employees at its facilities in quality principles. The Company utilizes quality gates in its manufacturing facilities to identify issues early in the process and to analyze root cause at the source, resulting in fewer defects and less rework. The Company’s Quality Management System is based on ISO 9001, a set of internationally-accepted requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of standards aimed at achieving customer satisfaction by following a process-based approach to identify and control the quality needs of suppliers, inputs, critical processes and outputs. The Quality Management System helps ensure that the Company is continually improving and sharing successful practices across the organization. The following brands are ISO 9001 certified: JLG, Oshkosh Defense, Pierce, McNeilus, Frontline, Jerr-Dan and Airport Products.

The Company has a team of employees dedicated to leading the implementation of the Company’s Simplification program in support of the Company’s MOVE strategy. The team is comprised of members with diverse backgrounds in quality, lean, data analytics, product and process engineering, and culture change management. Simplification includes lean tools to eliminate waste and to provide better value for customers. It also guides customer satisfaction assessments to help identify opportunities to improve the customer experience with Oshkosh. Within the Company’s facilities, Simplification projects have contributed to manufacturing efficiency gains, materials management improvements, quality enhancements and reduction of lead times. Simplification projects have also freed up manufacturing space, allowing the Company to pursue a program focused on increased vertical integration, further setting the Company apart as a different integrated global industrial.

Engineering, Research and Development

The Company believes its extensive engineering, research and development capabilities have been key drivers of the Company’s marketplace success. The Company maintains multiple facilities for new product development and testing with a staff of approximately 1,200 engineers and technicians who are dedicated to improving existing products, development and testing of new vehicles, vehicle bodies and components and sustaining its production activities. The Company prepares multi-year new product development and technology plans for each of its markets and measures progress against those plans each month.

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

Access Equipment segment. JLG operates in the global construction, maintenance and industrial equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Xuzhou Construction Machinery Group Co., Ltd. (XCMG), Zhejiang Dingli Machinery Co., Ltd. and numerous other manufacturers. Global competition for sales of telehandler equipment includes J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA, Genie Industries, Inc., Haulotte Group, Skyjack Inc. and numerous other manufacturers. In addition, JLG faces competition from numerous manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors’ units; worldwide distribution; safety record; service and support network; global procurement scale; extensive manufacturing capabilities; and cross-division synergies with other segments within Oshkosh Corporation.

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

Defense segment. Oshkosh Defense produces heavy- and medium-payload, Mine Resistant Ambush Protected (MRAP) and light-payload tactical wheeled vehicles for the military and security forces around the world. Competition for sales of these vehicles includes, among others, Man Group plc, Mercedes-Benz (a subsidiary of Daimler AG), Navistar Defense LLC (a subsidiary of Cerberus Capital Management, LP), General Dynamics Corporation, Lockheed Martin Corporation, AM General LLC (a subsidiary of KPS Capital Partners, LP), BAE Systems plc and Textron Inc. The principal method of competition in the Defense segment involves a competitive bid that takes into account factors as determined by the customer, such as price, product performance, product life cycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company’s vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities leveraged across multiple business segments; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as the TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

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

Fire & Emergency segment. The Company produces and sells custom and commercial firefighting vehicles in the U.S. and abroad under the Pierce brand and broadcast and command vehicles in the U.S. and abroad under the Frontline brand. Competitors for firefighting vehicles include Rosenbauer International AG; E-One, Inc., Ferrara Fire Apparatus, Inc., Spartan ER, and Kovatch Mobile Equipment Corp. (all four owned by REV Group, Inc.); and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution, and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics and the Ascendant family of aerial fire trucks. The main competitor for broadcast vehicles is Accelerated Media Technologies. The principal competition for command vehicles is LDV, Inc., MBF Industries, Inc., Nomad Global Communication Solutions, Incorporated, Farber Specialty Vehicles, Inc. and Matthews Specialty Vehicles, Inc.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s competitors for ARFF vehicle sales are Rosenbauer International AG and E-One, Inc. Airport Products also manufactures snow removal vehicles, principally for U.S. and Canadian airports. The Company’s principal competitors for snow removal vehicle sales are M-B Companies, Inc. (owned by Aebi Schmidt Holding AG), Wausau-Everest LP (owned by Alamo Group, Inc.) and Overaasen AS. Principal methods of competition are product performance, price, service, product quality and innovation. The Company believes its competitive strengths in these airport markets include its high-quality, innovative products and a strong service support network.

Commercial segment. McNeilus produces refuse collection vehicles for North America and international markets. Competitors include The Heil Company (a subsidiary of Dover Corporation), Labrie Enviroquip Group (owned by Wynnchurch Capital) and other regional competitors. The principal methods of competition are product quality, product performance, service and price. The Company competes for municipal business and large commercial business in the Americas, which is generally based on lowest qualified bid. The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; comprehensive product offerings; a reputation for high-quality products; ability to offer factory-installed compressed natural gas fuel systems; large-scale and high-efficiency manufacturing; and an extensive network of sales and service centers located throughout the U.S.

The Company produces front- and rear-discharge concrete mixers for the Americas under the Oshkosh, McNeilus and London brands. Competition for concrete mixer sales includes Beck Industrial, Con-Tech Manufacturing, Inc., Terex Corporation and other regional competitors. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; extensive product offerings; high product quality; innovative control systems; ability to offer factory-installed compressed natural gas fuel systems; a significant installed base of concrete mixers in use in the marketplace; and its nationwide network of sales and service centers.

IMT is a manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries. IMT’s principal field service vehicle competition is from Auto Crane Company (owned by Ramsey Industries, Inc.), Stellar Industries, Inc., Maintainer Corporation of Iowa, Inc., the Knapheide Manufacturing Company and other regional companies. Competition in truck-mounted cranes comes primarily from European companies including Palfinger AG, Cargotec Corporation and Fassi Group SpA. Principal methods of competition are product quality, price and service. The Company believes its competitive strengths include its high-quality products, global distribution network and low-cost manufacturing capabilities.

Government Contracts

Approximately 35% of the Company’s net sales for fiscal 2020 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are impacted by uncertainty regarding the federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

Intellectual Property

Patents and licenses are important in the operation of the Company’s business. One of management’s objectives is developing proprietary components to provide the Company’s customers with advanced technological solutions at attractive prices. The Company holds in excess of 1,000 active domestic and foreign patents. The Company believes patents for the TAK-4 independent suspension system, which expire between 2020 and 2040, provide the Company with a competitive advantage in the Defense and Fire & Emergency segments. In the Defense segment, the TAK-4 independent suspension system has been incorporated into the U.S. Marine Corps’ MTVR and LVSR programs, the U.S. Army’s PLS A1 program, the MRAP - Joint Program Office M-ATV program, the JLTV program and the FMTV A2 program. The Company believes the TAK-4 independent suspension system provided a performance and cost advantage that contributed to the Company winning these programs. In the Fire & Emergency segment, TAK-4 independent suspension systems are standard on Pierce custom fire trucks and Global Striker ARFF vehicles, which the Company believes brings a similar competitive advantage to these markets.

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

The Company holds trademarks for “Oshkosh,” “Oshkosh Defense,” “TAK-4,” “ProPulse,” “JLG,” “SkyTrak,” “Pierce,” “McNeilus,” “Jerr-Dan,” “London” and “IMT” among others. These trademarks are considered to be important to the future success of the Company’s business.

Human Capital Management

The Company maintains a People First culture that includes investing in employees’ safety, wellbeing, and personal and professional development, as well as diversity and inclusion. The Company believes its People First culture is a strength, and the Company intends to continue building upon that culture to drive sustainable performance across the business.

The Company tracks its performance by measuring numerous relevant elements relating to its employees and the Company’s human capital management efforts, including but not limited to safety and diversity and inclusion. Relative to safety, the Company generally aspires to reduce its lost time and recordable injuries each year. In fiscal 2020, the Company achieved a lost time rate of .06 and a recordable injury rate of 2.58. The Company also measures diverse hires for full time U.S. non-production positions and has a goal that 40% of such hires should be diverse in any given year. Diverse hires include ethnicity, gender, veteran and disability status. In fiscal 2020, 42.2% of the Company’s hires for full time U.S. non-production positions were diverse. Further, the Company is committed to supporting its diverse team members and in doing so recently established three additional employee business resource groups consisting of intergenerational, multicultural and LGBTQ+ employee business resource groups during fiscal 2020.

As of September 30, 2020, the Company had approximately 14,400 employees, approximately 9,000 of whom are production employees. The United Auto Workers union (UAW) represented approximately 2,000 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers) represented approximately 240 employees at the Company’s Kewaunee, Wisconsin facility; and the International Brotherhood of Teamsters Union (Teamsters) represented approximately 200 employees at the Company’s Garner, Iowa facility. The Company’s agreement with the UAW expires in September 2027. The Company’s five-year agreement with the Boilermakers expires in May 2022. The Company’s three-year agreement with the Teamsters extends through October 2023. In addition, the majority of the Company’s approximately 900 employees located outside of the U.S. are represented by separate works councils or unions. The Company believes its relationship with its employee team members is satisfactory.

Seasonal Nature of Business

In the Company’s Access Equipment and Commercial segments, business tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season in the northern hemisphere. In addition, sales are generally lower in the first fiscal quarter in all segments due to the relatively high number of holidays in the United States, which reduce available production and shipping days.

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

Operational Risks

The COVID-19 pandemic could further materially adversely affect our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a global pandemic. Governments across the world have implemented numerous measures to attempt to contain or lessen the impact of the COVID-19 pandemic on their populations, such as travel bans, quarantines, shut-downs and shelter in place orders. The COVID-19 pandemic, as well as the current and future measures directed toward it, has resulted in significant uncertainty in capital markets and negatively impacted global economies and markets. The pandemic has negatively impacted, and is likely to continue to negatively impact, our business in numerous ways, including but not limited to those outlined below:

•

The COVID-19 pandemic has reduced demand for access equipment, refuse collection vehicles and concrete mixers and may reduce demand for other products. Furthermore, because working remotely has become more prevalent and accepted as a result of the pandemic, companies could determine that it will be acceptable for employees to work from their homes on a long-term basis, which could reduce demand for future nonresidential construction, which in turn could further reduce demand for access equipment and concrete mixers.

•	Travel restrictions related to the COVID-19 pandemic have prevented some customers in our Fire & Emergency segment from inspecting and accepting vehicles on a timely basis.
•	Our customers may experience financial hardships during the COVID-19 pandemic that could result in lower demand for our products and/or default on financial and other commitments to us.
•

The COVID-19 pandemic adversely affects our workforce and business as a result of impacts associated with required, preventive and precautionary measures that we, other businesses, our communities and governments are taking. These impacts include our requiring certain employees to work from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures have also impacted, and in the future may impact, our ability to meet production demands or requests depending on employee attendance or ability to continue to work. Restrictions on, as well as the health of, our workforce could limit our ability to support our business, as it did in our Defense and Fire & Emergency segments during the fourth quarter of fiscal 2020 as workforce absenteeism rose at certain facilities located in communities experiencing higher rates of COVID-19.

•

We operate a global supply chain that has been, and could in the future continue to be, disrupted by the COVID-19 pandemic, resulting in delays or inefficiencies in production. Some of our suppliers have limited, and may in the future limit, their production or shut down due to shelter-in-place requirements, sanitizing facilities and workforce availability issues. While we have generally been successful in mitigating these supply chain challenges, supplier parts shortages lowered our production rates in the Fire & Emergency segment during the third quarter of fiscal 2020, and it is possible that a part or component shortage could limit our production in the future.

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

•

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. Although we believe our balance sheet remains strong, we have been focused on preserving capital resources given the uncertain duration of the pandemic, and in an attempt to maintain strong liquidity, the Company temporarily paused its share repurchase program and implemented other cost reduction actions, there is no certainty that measures we have taken will be effective to enable us to maintain adequate resources and liquidity.

The impacts that we list above and other impacts of the COVID-19 pandemic are likely to also have the effect of heightening many of the other risk factors described below. The ultimate impact of the COVID-19 pandemic, including the extent of its impact on our business, results of operations, financial condition and/or cash flow, is dependent, among other things, on the duration and severity of the pandemic, the effect of actions taken by government authorities and other third parties in response to the pandemic and the impact of the pandemic on global economies, each of which is uncertain, rapidly changing and difficult to predict. We cannot at this time predict the overall impact of the COVID-19 pandemic on us, but it could continue to have a material adverse impact on our business, workforce, supply chain, results of operations, financial condition and/or cash flows.

We face significant competition in the markets we serve. If we are unable to continue to enhance existing products and develop new products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.

The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of brand awareness, product innovation, performance, quality, reliability, availability, price, service and support, ability to meet customer specifications and the extent to which a company offers single-source customer solutions. Certain of our competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than we do, which may put us at a competitive disadvantage. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. We cannot provide any assurance that our products will continue to compete effectively with the products of competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers.

One of our growth strategies is emphasizing our new product development as we seek to expand sales and margins by leading our core markets in the introduction of new or improved products and technologies. Our ability to match product improvements and new product offerings to diverse global customers’ anticipated needs for different types of products and various product features and functions, at acceptable prices, is critical to our success. We may not be able to compete as effectively and ultimately satisfy the needs and preferences of our customers, unless we can continue to improve existing products and develop new innovative products in the global markets in which we compete. While we spent $103.9 million, $99.0 million and $98.0 million for research and development in fiscal 2020, 2019 and 2018, respectively, we cannot provide any assurance that this level of investment in research and development will be sufficient to maintain our competitive strength in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop product improvements or new products. Our competitors’ new products may arrive in the market before our products arrive and be more attractive with more features and functions and/or lower prices than our products. If we are unable to provide continued technological improvements in our products that meet our customers’ or the industry’s expectations, then the demand for our products could be substantially adversely affected.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 35% of our sales in fiscal 2020 were to the DoD. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•

Our business is susceptible to changes in the annual U.S. defense budget, which changes may reduce revenues that we expect from our defense business, especially in light of federal budget pressures, lower levels of U.S. ground troops deployed in foreign conflicts, sequestration and the level of defense funding that will be allocated to the DoD’s tactical wheeled vehicle strategy generally.

•

The U.S. government may not budget for or appropriate funding that we expect for our U.S. government contracts, which may prevent us from realizing revenues under current contracts or receiving additional orders that we anticipate we will receive. The DoD could also seek to reprogram certain funds originally planned for the purchase of vehicles we manufacture under the current defense budget allocations. The U.S. Army has identified its top modernization and readiness priorities, which could result in the customer re-programming funds away from the Company’s JLTV program to support these initiatives.

•

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year including currently, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The U.S. government is currently operating under a continuing resolution budget that funds the federal government through December 11, 2020. Furthermore, in years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.

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

•	We may face uncertainty regarding the timing of funding or payments on international defense tactical wheeled vehicle contract awards that we may receive.
•

We periodically experience difficulties with sourcing sufficient vehicle carcasses from the U.S. military to maintain our defense tactical wheeled vehicles remanufacturing schedule, which can create uncertainty and inefficiencies for this area of our business.

Raw material price fluctuations may adversely affect our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, petroleum-based products and other commodities. Steel, aluminum, fuel and other commodity prices have historically been highly volatile. While steel and aluminum costs are currently within historical norms, U.S. steel plate prices spiked 50% from the end of our fiscal 2017 through January 2019. Costs for these items may increase again in the future due to one or more of the following: a sustained economic recovery, the level of tariffs that the U.S. imposes on imported steel and aluminum, including Section 232 tariffs, or a weakening U.S. dollar. Increases in commodity costs, such as those driven by the Section 232 tariffs, negatively impact the profitability of orders in backlog as prices on those orders are usually fixed. If we are not able to recover commodity cost increases through surcharges or permanent price increases to our customers, then such increases will have an adverse effect on our financial condition, profitability and/or cash flows. Furthermore, surcharges and permanent price increases may not be accepted by our customers, resulting in them choosing to order from our competitors instead of us or delaying orders to us. Any significant decrease in orders could have an adverse effect on our financial condition, profitability and/or cash flow. Additionally, if commodity costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in commodity costs, then our higher component prices could put us at a material disadvantage as compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Most of our contracts with the DoD in the Defense segment are multi-year firm, fixed-price contracts. These contracts typically contain annual sales price increases. Under the JLTV contract, we bear the risk of material, labor and overhead cost escalation for the full eight years of the contract, which is three to five years longer than has been the case under our other defense contracts. We attempt to limit the risk related to raw material price fluctuations on prices for major defense components by obtaining firm pricing from suppliers at the time a contract is awarded. However, if these suppliers do not honor their contracts, then we could face margin pressure. Furthermore, if our actual costs on any of these contracts exceed our projected costs, it could result in profits lower than historically realized or than we anticipate or net losses under these contracts.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We have experienced, and may in the future experience, significant disruption or termination of the supply of some of our parts, materials, components and final assemblies that we obtain from sole source suppliers or subcontractors. Delays in obtaining parts, materials, components and final assemblies may result from a number of factors affecting our suppliers including capacity constraints, labor shortages or disputes, supplier product quality issues, suppliers’ impaired financial condition and suppliers’ allocation to other purchasers. These risks are increased in a weak economic environment and when demand increases coming out of an economic downturn.

We may incur a significant increase in the costs of parts, materials, components or final assemblies. Factors such as supply and demand, freight costs, transportation availability, inventory levels, the level of imports, the imposition of duties and tariffs, including Section 301 tariffs that the U.S. imposes on goods and materials imported from China and other countries, and other trade barriers and general economic conditions may affect the price of these parts, materials components or final assemblies. Such disruptions, terminations or cost increases have resulted and could further result in manufacturing inefficiencies due to us having to wait for parts to arrive on the production line, could delay sales and could result in a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are dependent on our suppliers of engines and other power sources to continue to timely deliver power sources that meet applicable emissions regulations and customer preferences. If we fail to have adequate relationships with suppliers that will supply appropriate engines and other power sources to us or fail to timely receive appropriate power sources from our suppliers, that could result in our being placed in an uncompetitive position or without finished product when needed.

We expect to incur costs and charges as a result of restructuring of facilities or operations that we expect will reduce on-going costs. These actions may be disruptive to our business and may not result in anticipated cost savings.

Periodically we restructure facilities and operations in an effort to make our business more efficient, such as the closure of our Medias, Romania and Riverside, California facilities in our Access Equipment segment that we announced at the end of June 2020 and the relocation of concrete mixer production from our Dodge Center, Minnesota facility within our Commercial segment that was announced in July 2020. We have incurred costs, asset impairments and restructuring charges in connection with such restructuring activities, workforce reductions and other cost reduction measures, and in the future, may incur additional such costs that would adversely affect our future earnings and cash flows. Such actions may be disruptive to our business. This may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities or outsource activities to third parties, which would adversely impact our sales levels, operating results and operating margins. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

Our results could be adversely affected by severe weather, natural disasters, and other events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including earthquakes, floods, hurricanes or tsunamis that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers could delay delivery of parts, materials or components to us or sales to our customers and could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

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

Strategic Risks

Our markets are highly cyclical. Declines in these markets could have a material adverse effect on our operating performance.

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general and customers’ perceptions concerning the timing of economic cycles, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, (v) by the timing of regulatory standard changes, and (vi) by other factors, including oil and gas related activity. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures, including replacement demand, by large waste haulers. The ready-mix concrete market that we serve is highly cyclical and impacted by the strength of the economy generally, by the number of housing starts and by other factors that may have an effect on the level of concrete placement activity, either regionally or nationally. Fire & emergency markets are cyclical later in an economic cycle and are impacted by the economy generally and by municipal tax receipts and capital expenditures. We expect that municipal budgets may be constrained in the next several quarters, which could cause a decline in the North American fire truck market.

Lower U.S. housing starts since fiscal 2008 have had a negative impact on sales volumes for our concrete placement products. Despite U.S. residential construction growth, housing starts remain below historical 30-year averages. We believe concrete mixer customers have maintained a cautious approach to fleet replacement/expansion, generally wanting to confirm that construction activity in the U.S. will support solid fleet utilization. A lack of sustained improvement in residential construction spending generally may result in our inability to achieve our sales expectations or cause future weakness in demand for our products. We cannot provide any assurance that the housing recovery will not progress even more slowly than what we or the market expect. If the housing recovery progresses more slowly than what we or the market expect, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our objective is to expand international operations and sales

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

We may not be able to execute on our MOVE strategy.

MOVE is our strategy to deliver long-term growth and earnings for our shareholders. We cannot provide any assurance we will be able to continue to successfully execute our MOVE strategy due to a variety of risks, including the following:

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

Financial Risks

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

Approximately 14% of our net sales in fiscal 2020 were attributable to products sold outside of the United States, of which approximately 51% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Australian dollar and the British pound sterling, may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

We are subject to changes in contract estimates

We account for substantially all long-term contracts with the DoD utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions regarding the timing of receipt of delivery orders from our government customer and technical issues. Due to the size and nature of these contracts, the estimation of total revenues and costs is complicated and subject to many variables. We must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Changes to production costs, overhead rates, learning curve and/or supplier performance can also impact these estimates. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders from the government will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We may experience losses in excess of our recorded reserves for doubtful accounts, finance receivables, notes receivable and guarantees of indebtedness of others.

As of September 30, 2020, we had consolidated gross receivables of $875.7 million. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $749.8 million, under which we estimate our maximum exposure to be $150.2 million. We evaluate the collectability of open accounts, finance receivables, notes receivable and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers and past collections experience. Prolonged or more severe economic weakness may result in additional requirements for specific reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the Access Equipment segment’s ten largest debtors at September 30, 2020 represented approximately 42% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At September 30, 2020, approximately 90% of these intangibles were concentrated in the Access Equipment segment. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains financial and restrictive covenants which, among other things, require us to satisfy quarter-end financial ratios. Our ability to meet the financial ratios in such covenants may be affected by a number of risks or events, including the risks described in this Annual Report on Form 10-K and events beyond our control. The indenture governing our senior notes also contain restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreement could have a material adverse effect on our financial condition, results of operations and debt service capability.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. Our current long-term credit ratings are BBB with “negative” outlook from S&P Global Ratings, Baa3 with “stable” outlook from Moody’s Investors Service and BBB- with “stable” outlook from Fitch Ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. In addition, a portion of our debt is subject to variable interest rates. An increase in general interest rates would also increase our cost of borrowing under our credit agreement.

We had $825 million of long-term debt outstanding as of September 30, 2020. Our ability to make required payments of principal and interest on our debt will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. As we discussed previously, our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that, if realized, could materially reduce our revenues, profits and cash flows. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity.

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

•	Limit our ability to obtain additional financing in the future to fund growth, working capital, capital expenditures, new product development expenses and other general corporate requirements;
•	Make us vulnerable to increases in interest rates as our debt under our credit agreement is at variable rates;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the markets we serve; and
•	Limit our ability to pursue strategic acquisitions that may become available in our markets or otherwise capitalize on business opportunities if we had additional borrowing capacity.

Legal, Regulatory & Compliance Risks

Our international sales and operations subject us to risks that may have a material adverse effect on our business.

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

Changes in regulations could adversely affect our business. The need to develop products that generate less greenhouse gas emissions is one specific competitive challenge.

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

In response to changes in customer preferences concerning global climate changes and related changes in regulations, we may face greater pressure to develop products that generate less greenhouse gas emissions. Many manufacturers foresee sales of electric-powered vehicles and mobile equipment becoming increasingly important to their businesses, and we may not have the expertise or resources to successfully address these pressures on a cost-effective basis or at all. While we are continuing to explore options to offer more propulsion choices in our products, such as electric-powered vehicles or mobile equipment, with lower emissions, this may require us to spend additional funds on product research and development and implementation costs and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage. If we do not accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric-powered vehicles or mobile equipment and other technologies that minimize emissions, competition from others could make our specialty vehicles or mobile equipment less desirable in the marketplace.

General Risk Factors

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding September 30, 2020.

ITEM 2.    PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of September 30, 2020, the Company operated in 28 manufacturing facilities. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access Equipment	McConnellsburg, Pennsylvania (3) (a)	Fire & Emergency	Appleton, Wisconsin (2)
	Shippensburg, Pennsylvania (1)		Bradenton, Florida (1)
	Greencastle, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Medias, Romania (1) (b)(d)		Clearwater, Florida (1) (b)
	Tianjin, China (2) (c)		Neenah, Wisconsin (1) (b)
Tonneins, France (1) (b)
	Port Macquarie, Australia (1)	Commercial	Dodge Center, Minnesota (1)
	Leicester, United Kingdom (1)		Garner, Iowa (1)
	Bedford, Pennsylvania (1)		Riceville, Iowa (1)
	Leon, Mexico (1)		London, Canada (1) (b)

Defense	Oshkosh, Wisconsin (4)

Corporate	Jefferson City, Tennessee (1) (b)

(a)Two facilities are owned and the other is leased.

(b)These facilities are leased.

(c)One facility is owned and the other is leased.

(d)The Company intends to cease operations at its Medias, Romania manufacturing facility by June 30, 2021.

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

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains a network of sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of refuse collection vehicles and concrete mixers. The Access Equipment segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

Personal injury actions and other. At September 30, 2020, the estimated net liabilities for product and general liability claims totaled $33.8 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after taking into account the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information as of November 18, 2020 concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
Wilson R. Jones	59	Chief Executive Officer
John C. Pfeifer	55	President and Chief Operating Officer
John J. Bryant	62	Executive Vice President and President, Defense Segment
Ignacio A. Cortina	49	Executive Vice President, General Counsel and Secretary
James W. Johnson	56	Executive Vice President and President, Fire & Emergency Segment
Frank R. Nerenhausen	56	Executive Vice President and President, Access Equipment Segment
Michael E. Pack	46	Executive Vice President and Chief Financial Officer
Bryan K. Brandt	52	Senior Vice President and Chief Marketing Officer
Thomas P. Hawkins	55	Senior Vice President, Government Relations
Anupam Khare	56	Senior Vice President and Chief Information Officer
Bradley M. Nelson	51	Senior Vice President and President, Commercial Segment
Tina R. Schoner	53	Senior Vice President and Chief Procurement Officer

Wilson R. Jones. Mr. Jones joined the Company in 2005 as Vice President and General Manager of the Company’s airport products business. He served as President, Pierce; Executive Vice President and President, Fire & Emergency Segment from 2008 to 2010, Executive Vice President and President, Access Equipment Segment from 2010 to 2012, President and Chief Operating Officer of the Company from 2012 to 2016, and President and Chief Executive Officer of the Company from 2016 to May 2020. Effective with the promotion of Mr. Pfeifer to President in May 2020, Mr. Jones no longer holds the title of President but continues as the Chief Executive Officer of the Company. Mr. Jones is also a director of the Company. Mr. Jones is also a director of Thor Industries, Inc. On November 18, 2020, the Company announced that Mr. Jones will retire as Chief Executive Officer and as a director of the Company, effective April 2, 2021.

John C. Pfeifer. Mr. Pfeifer joined the Company in 2019 as Executive Vice President and Chief Operating Officer. In May 2020, Mr. Pfeifer assumed the position of President and Chief Operating Officer of the Company. On November 18, 2020, it was announced that Mr. Pfeifer was appointed President and Chief Executive Officer effective upon the retirement of Mr. Jones on April 2, 2021. Prior to joining the Company, he served as Senior Vice President and President - Mercury Marine, of Brunswick Corporation, a designer, manufacturer and marketer of marine engines and marine parts and accessories, from 2014 to 2019. Prior to that, Mr. Pfeifer served as Vice President and President - Mercury Marine of Brunswick Corporation from 2014 to 2018. Mr. Pfeifer is a director of The Manitowoc Company, Inc.

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

Michael E. Pack. Mr. Pack joined the Company in 2006 as Senior Director of Financial Analysis and Controls and has served in various assignments in the Commercial, Access Equipment and Fire & Emergency segments, including Vice President Finance - Fire & Emergency from 2012 to 2020. He was appointed to his current position of Executive Vice President and Chief Financial Officer of the Company in April 2020.

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

Thomas P. Hawkins. Mr. Hawkins joined the Company in September 2018 as Senior Vice President of Government Relations. Mr. Hawkins has 29 years of government service, most recently as the National Security Advisor with the Office of the Senate Republican Leader from 2007 to 2018.

Anupam Khare. Mr. Khare joined the Company in April 2018 as Senior Vice President and Chief Information Officer. He previously served as the Executive Director - Digital Technology at United Technologies Corporation, a global technology products and services company that serves the building systems and aerospace industries, from 2015 to April 2018. Prior to that, Mr. Khare served in positions of increasing responsibility at Koch Industries, Inc., a manufacturer of a wide variety of products.

Bradley M. Nelson. Mr. Nelson joined the Company in 2011 as Global Vice President of Marketing for JLG and was appointed to his current position of Senior Vice President and President, Commercial Segment in 2013. He previously served as Vice President of Global Marketing and Communications at Eaton Corporation.

Tina R. Schoner. Ms. Schoner joined the Company in November 2017 as Senior Vice President and Chief Procurement Officer. She previously served as the Executive Director, Global Operations Management and Strategy at United Technologies Corporation, a global technology products and services company that serves the building systems and aerospace industries, from 2015 to November 2017. Prior to that, Ms. Schoner served in positions of increasing responsibility at Rockwell Collins Inc., a worldwide leader in commercial and military aviation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	7,459,328
August 1 - August 31	—	$—	—	7,459,328
September 1 - September 30	—	$—	—	7,459,328
Total	—		—	7,459,328
(1)

In May 2019, the Board of Directors approved a stock repurchase authorization of 10,000,000 shares. At September 30, 2020, the Company had repurchased 2,540,672 shares under this authorization. As a result, 7,459,328 shares of Common Stock remained available for repurchase under the repurchase authorization at September 30, 2020. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Common Stock Information

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of November 11, 2020, there were 1,854 holders of record of the Common Stock.

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

The comparisons assume that $100 was invested on September 30, 2015 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2020 return listed in the charts below is based on closing prices per share on September 30, 2020. On that date, the closing price for the Company’s Common Stock was $73.50.

* $100 invested on September 30, 2015 in stock or index, including reinvestment of dividends.

	September 30,
	2016	2017	2018	2019	2020
Oshkosh Corporation	$157.03	$234.29	$204.74	$221.11	$217.76
S&P MidCap 400 market index	115.33	135.53	154.78	150.93	147.67
SIC Code 371 Index	112.56	146.10	141.21	145.58	265.52

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30,
			As adjusted (5)
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Income Statement Data:
Net sales	$6,856.8	$8,382.0	$7,705.5	$6,829.6	$6,279.2
Gross income	1,120.3	1,517.4	1,358.6	1,180.8	1,059.8
Asset impairment charges	—	—	—	—	26.9
Depreciation (1)	91.4	76.7	79.8	81.5	73.3
Amortization of purchased intangibles, deferred financing costs and stock-based compensation (2)	42.1	67.5	67.4	71.2	74.2
Operating income (3)	488.7	797.0	656.0	470.3	368.9
Net income (4)	324.5	579.4	471.9	285.6	216.4
Diluted earnings per share (4)	$4.72	$8.21	$6.29	$3.77	$2.91
Dividends per share	$1.20	$1.08	$0.96	$0.84	$0.76
Balance Sheet Data:
Cash and cash equivalents	$582.9	$448.4	$454.6	$447.0	$321.9
Total assets	5,815.9	5,566.3	5,294.2	5,098.9	4,513.8
Net working capital	1,950.7	1,666.4	1,579.8	1,356.7	1,049.9
Long-term debt (including current maturities)	817.9	819.0	818.0	830.9	846.2
Shareholders’ equity	2,850.7	2,599.8	2,513.5	2,307.4	1,976.5
Other Financial Data:
Expenditures for property, plant and equipment	$112.3	$147.6	$95.3	$85.8	$92.5
Backlog	4,577.5	4,144.7	4,172.9	3,791.0	3,537.9
Book value per share	$41.83	$38.24	$34.73	$30.76	$26.74
(1)	Includes accelerated depreciation related to restructuring actions of $6.9 million and amortization of financing leases of $2.3 million in fiscal 2020.
(2)	Includes amortization of deferred financing costs of $1.8 million in fiscal 2020, $1.6 million in fiscal 2019, $2.4 million in fiscal 2018, $3.0 million in fiscal 2017 and $3.0 million in fiscal 2016.
(3)

Includes $23.2 million of restructuring-related costs, a $12.3 million business interruption insurance recovery within the Commercial segment, a $3.1 million gain on the sale of a business in the Commercial segment and $0.9 million of gain for an arbitration settlement within the Defense segment in fiscal 2020. Includes $35.4 million of restructuring-related costs, a $19.0 million gain on the settlement of a lawsuit within the Defense segment, a $6.6 million business interruption insurance recovery within the Commercial segment and a $1.4 million loss on the sale of a small product line within the Commercial segment in fiscal 2018. Includes $43.3 million of restructuring-related costs in the Access Equipment segment in fiscal 2017.

(4)

Includes $17.9 million, or $0.26 per share, of restructuring-related costs, $14.2 million, or $0.21 per share, insurance recovery within the Commercial segment, a $2.8 million, or $0.04 per share, gain on the sale of a business in the Commercial segment, a $3.2 million, or $0.05 per share, gain for the arbitration settlement within the Defense segment, debt extinguishment costs of $6.5 million, or $0.10 per share, and $11.4 million, or $0.16 per share, of tax expense due to the establishment of a valuation allowance on deferred tax assets in Europe as a result of the negative impacts of the COVID-19 pandemic on the Access Equipment segment’s European results in fiscal 2020. Includes $7.0 million, or $0.10 per share, of tax expense related to tax reform in the United States in fiscal 2019. Includes $27.5 million, or $0.37 per share, of restructuring-related costs, a $15.4 million, or $0.21 per share, gain on the settlement of the lawsuit within the Defense segment, the $4.9 million, or $0.07 per share, business interruption insurance recovery within the Commercial segment, a $1.0 million, or $0.01 per share, loss on the sale of a small product line within the Commercial segment, debt extinguishment costs of $7.7 million, or $0.10 per share, and tax benefits of $10.7 million, or $0.13 per share, related to the implementation of tax reform in the United States in fiscal 2018. Includes $36.2 million, or $0.48 per share, of restructuring-related costs in the Access Equipment segment in fiscal 2017.

(5)

The selected financial data has been adjusted from the originally filed data to reflect the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in fiscal 2019.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading designer, manufacturer and marketer of a wide range of essential specialty vehicles and vehicle bodies, including access equipment, defense trucks and trailers, fire & emergency vehicles, refuse collection vehicles and concrete mixers. The Company is a leading global designer and manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the design and manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic designer and manufacturer and marketer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading designer and manufacturer of severe-duty, tactical wheeled vehicles for the DoD. Under the “Pierce” brand name, the Company is among the leading global designers and manufacturers of fire trucks assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic designer, manufacturer and marketer of broadcast and command vehicles. The Company designs and manufactures aircraft rescue and firefighting and airport snow removal vehicles under the “Oshkosh” brand name. Under the “McNeilus” brand name, the Company designs and manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “McNeilus,” “Oshkosh,” and “London” brand names, the Company designs and manufactures rear- and front-discharge concrete mixers. Under the “IMT” brand name, the Company is a leading domestic designer and manufacturer of field service vehicles and truck-mounted cranes.

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

Fire & Emergency — custom and commercial firefighting vehicles and equipment, ARFF vehicles, snow removal vehicles, simulators, mobile command and control vehicles and other emergency vehicles primarily sold to fire departments, airports and other governmental units, and broadcast vehicles sold to broadcasters and TV stations in the U.S. and abroad.

Commercial — refuse collection vehicles and concrete mixers sold to ready-mix companies and commercial and municipal waste haulers in the Americas and other international markets and field service vehicles and truck-mounted cranes sold to mining, construction and other companies in the U.S. and abroad.

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of November 18, 2020.

Executive Overview

Entering fiscal 2020, the Company expected lower Access Equipment sales in North America and Europe as rental company customers were slowing down their capital expenditures after two years of strong fleet growth, but the impact of the COVID-19 pandemic on the business environment significantly altered the Company’s expectations for the year. The COVID-19 pandemic significantly impacted demand in certain markets in fiscal 2020, with the Company’s construction-related markets impacted most severely. The Company quickly responded to the challenges caused by the pandemic, including changing customer demand, new working protocols, workforce availability issues and supply chain disruptions. Because the Company’s products are considered essential, to date, operations in all segments have been able to remain open during the pandemic despite government-ordered shut-downs and shelter in place orders. The Company’s operations teams maintained strong efficiencies while successfully navigating through numerous supplier shutdowns in fiscal 2020 to continue production without any major supplier-induced line stoppages. The Company also introduced temporary company-wide cost reductions, including salary reductions, furloughs, temporary plant shutdowns, limiting travel, and reducing project costs and other discretionary spending, that reduced pre-tax costs by approximately $120 million for fiscal 2020. Strong execution combined with rapid implementation of temporary cost reductions resulted in earnings per share of $4.72 in fiscal 2020. Although down from earnings per share of $8.21 in fiscal 2019, the results reflected solid performance despite the 18.2% decrease in consolidated net sales.

Fiscal 2020 results included after-tax charges related to restructuring actions of $17.9 million, a $14.2 million after-tax gain on a property and business interruption insurance recovery, the establishment of a valuation allowance on deferred tax assets in Europe of $11.4 million due to the negative impacts of the COVID-19 pandemic on the Access Equipment segment’s European results, an after-tax charge of $6.5 million associated with debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes, an after-tax gain of $3.2 million on an arbitration settlement in the Defense segment and an after-tax gain on the sale of a business in the Commercial segment of $2.8 million. In the aggregate, these items accounted for a net $15.6 million, or $0.22 per share, charge. Fiscal 2019 results included $7.0 million, or $0.10 per share, of charges related to adjustments to the repatriation tax on deemed repatriated earnings of foreign subsidiaries required under the U.S. Tax Cuts and Jobs Act enacted in the United States in December 2017. Fiscal 2020 also benefited by $0.14 per share compared to fiscal 2019 as a result of share repurchases during fiscal 2020 and 2019.

Consolidated net sales in fiscal 2020 decreased $1.53 billion, or 18.2%, to $6.86 billion compared to fiscal 2019 largely as a result of a 38% decrease in sales in the Access Equipment segment as the COVID-19 pandemic significantly impacted demand in this segment.

Consolidated operating income was $488.7 million, or 7.1% of sales, in fiscal 2020, a decrease of 38.7% compared to fiscal 2019. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume and an adverse product mix, offset in part by favorable material costs, lower incentive compensation accruals and lower spending as a result of temporary costs reductions in response to the COVID-19 pandemic.

Demand for the Defense segment’s products remained unaffected by the COVID-19 pandemic, which provided stability for the Company during a year in which it experienced lower sales in other segments. During the year, the Company received large orders for both the Joint Light Tactical Vehicle (JLTV) and the Family of Heavy Tactical Vehicle (FHTV) programs that increased the Company’s backlog. The Defense segment’s backlog includes $2.2 billion that the Company expects to deliver in fiscal 2021.

While demand in the Defense segment remained strong, it did experience other impacts from the pandemic. The Defense segment successfully navigated through numerous supplier shutdowns by re-sourcing critical components and addressed workforce issues with social distancing and increased cleaning frequency to enable continued production. The Defense segment still faces production challenges due to COVID-19 related supply chain disruptions and workforce availability as the Company enters fiscal 2021, which could negatively impact Defense segment production in fiscal 2021.

Fire trucks remain critical assets to first responders battling the COVID-19 pandemic on the frontlines. Pierce’s fire truck orders in fiscal 2020 represented the largest order year the Company’s history, leading to a record year-end backlog for the Fire & Emergency segment of more than $1.1 billion. Despite strong demand, the COVID-19 pandemic has impacted the Fire & Emergency segment in several ways, including supply chain disruptions, workforce availability and delayed customer final inspections that delayed product deliveries.

COVID-19 has impacted concrete mixer product line orders as construction sites in some states faced temporary shutdowns early in the pandemic and customers pushed out deliveries. The Commercial segment also faced some order pushouts in the refuse collection vehicle and IMT product lines as well. Similar to the Company’s other segments, the Commercial segment experienced supply chain challenges as suppliers limited their production. The Company has generally been successful in mitigating these challenges to date, but it is possible that parts shortages or workforce availability issues could limit production in fiscal 2021.

During fiscal 2020, the Company implemented temporary cost reduction actions which reduced 2020 pre-tax costs by approximately $120 million. Because these cost reductions were temporary in nature, the Company expects these costs to largely return to its expense run rate in fiscal 2021. While the duration and magnitude of the impact of the COVID-19 pandemic remain uncertain, the Company took additional permanent cost reduction actions in response to ongoing market softness. In the third quarter of fiscal 2020, the Company announced permanent restructuring actions in the Access Equipment, Commercial and Fire & Emergency segments. These actions included initiating closure of the Medias, Romania factory in the Access Equipment segment, transferring rear-discharge concrete mixer production in the Commercial segment from a facility in Dodge Center, Minnesota to consolidate production in London, Ontario, and reductions in office staffing. The Company expects these actions to yield combined annualized cost savings of $30 million to $35 million once complete. The Company expects to realize approximately $20 million of benefits related of these actions in fiscal 2021 with the full impact of these actions in fiscal 2022. In addition, the Company recently implemented additional permanent cost reductions totaling approximately $15 million for fiscal

2021. The Company is carefully balancing its permanent cost reductions with maintaining the ability to ramp-up production when markets return.

The COVID-19 pandemic has continued to drive uncertainty in the cadence of customer demand in both the Access Equipment and Commercial segments. Although strong backlogs in the Defense and Fire & Emergency segments provide good visibility well into fiscal 2021, recent spikes in COVID-19 infection rates are creating workforce availability and supply chain issues, particularly in Wisconsin where a significant portion of the production occurs for the Defense and Fire & Emergency segments. The situation is causing production and labor efficiency risks for these two segments and is also likely to impact final truck inspections by customers in the Fire & Emergency segment. Taking these factors into account, including the ongoing uncertainty of the pandemic, the Company is not providing quantitative expectations for fiscal 2021.

The Company is actively engaged in discussions with its key customers in the Access Equipment and Commercial segments to understand their requirements for fiscal 2021. The Company expects softer year over year demand in the first half of fiscal 2021 compared to fiscal 2020. As a result, the Access Equipment segment is once again implementing two-week production shutdowns per month in the United States in the first quarter of fiscal 2021 to better align production with customer requirements.

The Company’s balance sheet remains strong, with available liquidity of approximately $1.4 billion at September 30, 2020 consisting of cash of approximately $600 million and availability under the Company’s revolving line of credit of approximately $800 million. The Company expects a modest increase in capital expenditures to approximately $120 million in fiscal 2021.

The Company continued to execute its disciplined capital allocation strategy in fiscal 2020. The Company returned $122.6 million of cash to shareholders through the repurchase of approximately 550,853 shares of stock and payment of quarterly dividends. In addition, the Company recently announced an increase in its quarterly dividend rate of 10%, to $0.33, per share beginning in November 2020. This was the Company’s seventh straight year of a double-digit percentage increase in its dividend rate.

Results of Operations

A detailed discussion of the year-over-year changes from the Company’s fiscal 2018 to fiscal 2019 can be found in the Management’s Discussion and Analysis section in the Company’s fiscal 2019 Annual Report on Form 10-K filed November 19, 2019.

Consolidated Net Sales — Two Years Ended September 30, 2020

The following table presents net sales (see definition of net sales contained in Note 2 of the Notes to Consolidated Financial Statements) by business segment (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Net sales:
Access Equipment	$2,515.1	$4,079.7
Defense	2,262.2	2,032.1
Fire & Emergency	1,147.1	1,266.1
Commercial	957.8	1,022.2
Intersegment eliminations and other	(25.4)	(18.1)
	$6,856.8	$8,382.0

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Net sales:
North America	$6,023.7	$7,216.6
Europe, Africa and the Middle East	413.7	664.2
Rest of the world	419.4	501.2
	$6,856.8	$8,382.0

Consolidated net sales decreased $1.53 billion, or 18.2%, to $6.86 billion in fiscal 2020 compared to fiscal 2019 as a result of lower sales in the Access Equipment and Commercial segments, largely as a result of the impact of the COVID-19 pandemic on these segments’ markets. In addition, COVID-19 pandemic-induced production slowdowns contributed to a decline in Fire & Emergency segment sales in fiscal 2020. Higher Defense segment sales due to the continued ramp up of JLTV program sales to the U.S. government helped offset some of the sales declines experienced in the other three segments in fiscal 2020.

Access Equipment segment net sales decreased $1.56 billion, or 38.4%, to $2.52 billion in fiscal 2020 compared to fiscal 2019. The decrease in sales was due to lower demand following the global economic downturn as a result of the COVID-19 pandemic and, to a lesser extent, rental company customers in North America slowing down their capital expenditures after two years of strong fleet growth. A stronger U.S. dollar reduced sales in the Access Equipment segment in fiscal 2020 by $7 million compared to fiscal 2019.

Defense segment net sales increased $230.1 million, or 11.3%, to $2.26 billion in fiscal 2020 compared to fiscal 2019 due to the continued ramp up of JLTV program sales to the U.S. government, offset in part by lower FHTV program sales.

Fire & Emergency segment net sales decreased $119.0 million, or 9.4%, to $1.15 billion in fiscal 2020 compared to fiscal 2019 due to decreased production rates in response to workforce availability constraints and supplier parts shortages resulting from the COVID-19 pandemic and favorable international sales timing in the prior year, offset in part by improved pricing.

Commercial segment net sales decreased $64.4 million, or 6.3%, to $957.8 million in fiscal 2020 compared to fiscal 2019 due to lower demand following the global economic downturn as a result of the COVID-19 pandemic.

Consolidated Cost of Sales — Two Years Ended September 30, 2020

The following table presents costs of sales by business segment (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Cost of sales:
Access Equipment	$2,090.6	$3,291.0
Defense	1,974.8	1,727.1
Fire & Emergency	907.8	998.0
Commercial	788.5	862.4
Intersegment eliminations and other	(25.2)	(13.9)
	$5,736.5	$6,864.6

Consolidated cost of sales was $5.74 billion, or 83.7% of sales, in fiscal 2020 compared to $6.86 billion, or 81.9% of sales, in fiscal 2019. The 180 basis point increase in cost of sales as a percentage of sales was due to unfavorable fixed manufacturing absorption as a result of lower production volume (100 basis points), adverse product mix (90 basis points) and higher new product development spending (80 basis points), offset in part by favorable material costs (100 basis points).

Access Equipment segment cost of sales was $2.09 billion, or 83.1% of sales, in fiscal 2020 compared to $3.29 billion, or 80.7% of sales, in fiscal 2019. The 240 basis point increase in cost of sales as a percentage of sales was due to unfavorable manufacturing absorption as a result of lower production volume (300 basis points) and flat engineering costs on lower sales (100 basis points), offset in part by favorable material costs (130 basis points).

Defense segment cost of sales was $1.97 billion, or 87.3% of sales, in fiscal 2020 compared to $1.73 billion, or 85.0% of sales, in fiscal 2019. The 230 basis point increase in cost of sales as a percentage of sales was attributable to larger cumulative catch-up adjustments on contracts in fiscal 2019 (90 basis points), higher new product development spending (80 basis points) and higher warranty costs (50 basis points).

In the first quarter of fiscal 2019, the Defense segment received a very large order for JLTVs. Upon receipt of that order, the Defense segment recorded a cumulative adjustment to the program margin to reflect a near doubling of the number of units on contract for that program. The Defense segment received a JLTV order again in the first quarter fiscal 2020, but the quantity of units ordered was not as large as the first quarter of fiscal 2019. Consequently, the impact of the cumulative adjustment to the program margin was not as large. For comparison, the order in first quarter of fiscal 2020 only increased the quantity of units ordered life to date of the program by slightly more than 25%.

Fire & Emergency segment cost of sales was $907.8 million, or 79.1% of sales, in fiscal 2020 compared to $998.0 million, or 78.8% of sales, in fiscal 2019. The 30 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (210 basis points), flat engineering costs on lower sales (40 basis points) and manufacturing inefficiencies (20 basis points), offset in part by improved pricing (260 basis points).

Commercial segment cost of sales was $788.5 million, or 82.3% of sales, in fiscal 2020 compared to $862.4 million, or 84.4% of sales, in fiscal 2019. The 210 basis point decrease in cost of sales as a percentage of sales was largely due to favorable material costs (240 basis points) and the business interruption insurance recovery in fiscal 2020 associated with the weather-related partial roof collapse at one of its manufacturing facilities in February 2019 (110 basis points), offset in part by adverse product mix (70 basis points).

Intersegment eliminations and other includes intercompany profit on intersegment sales not yet sold to third party customers.

Consolidated Operating Income (Loss) — Two Years Ended September 30, 2020

The following table presents operating income (loss) by business segment (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Operating income (loss):
Access Equipment	$198.6	$502.6
Defense	183.5	203.3
Fire & Emergency	151.1	176.5
Commercial	81.2	66.8
Corporate	(125.7)	(152.2)
	$488.7	$797.0

Consolidated operating income decreased $308.3 million, or 38.7%, to $488.7 million, or 7.1% of sales, in fiscal 2020 compared to $797.0 million, or 9.5% of sales, in fiscal 2019. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($356 million), adverse product mix ($51 million), unfavorable fixed manufacturing absorption as a result of lower production volume ($31 million), lower cumulative catch-up adjustments on contract margins in the current year compared with the prior year ($29 million) and restructuring-related costs ($23 million) in fiscal 2020, offset in part by favorable material costs ($66 million), lower incentive compensation accruals ($48 million), lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($37 million) and lower intangible asset amortization ($26 million).

Access Equipment segment operating income decreased $304.0 million, or 60.5%, to $198.6 million, or 7.9% of sales, in fiscal 2020 compared to $502.6 million, or 12.3% of sales, in fiscal 2019. The decrease in operating income was primarily due to lower gross margin associated with lower sales volume ($389 million) and unfavorable fixed manufacturing absorption as a result of lower production volume ($37 million), offset in part by favorable material costs ($33 million), lower incentive compensation accruals ($28 million), lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($27 million) and lower intangible asset amortization ($26 million).

Defense segment operating income decreased $19.8 million, or 9.7%, to $183.5 million, or 8.1% of sales, in fiscal 2020 compared to $203.3 million, or 10.0% of sales, in fiscal 2019. The decrease in operating income was primarily a result of lower cumulative catch-up adjustments on contract margins in the current year compared with the prior year ($29 million), higher engineering & proposal spending ($22 million) and higher warranty costs ($13 million), offset in part by higher gross margin associated with higher sales volume ($47 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $16.2 million and $44.7 million in fiscal 2020 and 2019, respectively. These changes were primarily a result of adding new orders received during the respective periods to the estimate at completion calculations.

Fire & Emergency segment operating income decreased $25.4 million, or 14.4%, to $151.1 million, or 13.2% of sales, in fiscal 2020 compared to $176.5 million, or 13.9% of sales, in fiscal 2019. The decrease in operating income was largely a result of lower gross margin associated with lower sales volume ($42 million) and adverse product mix ($24 million), offset in part by improved pricing ($40 million).

Commercial segment operating income increased $14.4 million, or 21.6%, to $81.2 million, or 8.5% of sales, in fiscal 2020 compared to $66.8 million, or 6.5% of sales, in fiscal 2019. The increase in operating income was primarily due to favorable material costs ($23 million), the lack of business disruption costs caused by the weather-related roof collapse at one of its manufacturing facilities in February 2019 ($13 million) and the business interruption insurance recovery associated with the weather-related partial roof collapse ($11 million), offset in part by lower gross margin associated with lower sales volume ($16 million) and adverse product mix ($16 million).

Corporate operating costs decreased $26.5 million to $125.7 million in fiscal 2020 compared to fiscal 2019. The decrease in corporate operating costs was primarily due to lower management incentive expense ($12 million), lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic and lower new product development spending ($4 million).

Consolidated selling, general and administrative expenses decreased $62.9 million, or 9.2%, to $620.6 million, or 9.1% of sales, in fiscal 2020 compared to $683.5 million, or 8.2% of sales, in fiscal 2019. The decrease in consolidated selling, general and administrative expenses was primarily a result of lower management incentive compensation expense ($48 million) and lower spending as a result of temporary cost reductions in response to the COVID-19 pandemic ($37 million).

Non-Operating Income (Expense) — Two Years Ended September 30, 2020

Interest expense, net of interest income increased $4.2 million to $51.8 million in fiscal 2020 compared to fiscal 2019. Fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes and $3.3 million of interest income related to the favorable arbitration settlement in the Defense segment.

Net miscellaneous income of $2.2 million and $1.3 million in fiscal 2020 and fiscal 2019, respectively, primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Fiscal 2020 also included $6.2 million of income on the insurance recovery at the Commercial segment.

Provision for Income Taxes — Two Years Ended September 30, 2020

The Company recorded income tax expense of $112.8 million, or 25.7% of pre-tax income, in fiscal 2020 compared to $171.3 million, or 22.8% of pre-tax income, in fiscal 2019. Fiscal 2020 results were adversely impacted by discrete tax charges of $8.0 million, including tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe (260 basis points). Fiscal 2019 results were adversely impacted by discrete tax charges of $1.9 million, including $7.0 million of charges for uncertain tax position reserves related to a repatriation tax on deemed repatriated earnings of foreign subsidiaries created by tax reform in the United States (the “Transition Tax”) (90 basis points), offset in part by favorable share-based compensation tax benefits of $1.5 million (20 basis points), $1.5 million of tax benefits related to state tax matters (20 basis points) and a $1.4 million tax benefit related to a foreign provision-to-return adjustment (20 basis points). See Note 6 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Reform Act, the Company recorded a $7.0 million charge for changes to uncertain tax position reserves related to the Transition Tax liability in fiscal 2019.

Equity in Earnings of Unconsolidated Affiliates — Two Years Ended September 30, 2020

Losses of unconsolidated affiliates of $1.8 million in fiscal 2020 primarily represented the Company’s equity interest in a Commercial segment entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. The Company expects cash flow from operations will be sufficient to fund expenditures for property, plant and equipment in fiscal 2021. The Company expects to utilize approximately $120 million of cash during fiscal 2021 for capital spending needs. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2020, including $582.9 million of cash and cash equivalents and $790.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions.

The Company continues to expect to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at September 30, 2020

The Company’s capitalization was as follows (in millions):

	September 30,
	2020	2019
Cash and cash equivalents	$582.9	$448.4
Total debt	823.1	819.0
Total shareholders’ equity	2,850.7	2,599.8
Total capitalization (debt plus equity)	3,673.8	3,418.8
Debt to total capitalization	22.4%	24.0%

The Company’s ratio of debt to total capitalization of 22.4% at September 30, 2020 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) was 41 days at September 30, 2020, compared to 40 days at September 30, 2019. Days sales outstanding for segments other than the Defense segment was 50 days at September 30, 2020, up slightly from 49 days at September 30, 2019. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 5.2 times at September 30, 2019 to 3.8 times at September 30, 2020 primarily as a result of higher inventory levels in the Access Equipment segment stemming from the sudden decrease in customer demand as a result of the COVID-19 pandemic and higher levels of critical raw materials in all segments to mitigate shortages in the event of a supplier shutdown due to the COVID-19 pandemic.

A detailed discussion of the year-over-year changes in cash flows from the Company’s fiscal 2018 and 2019 can be found in the Management Discussion and Analysis section in the Company’s fiscal 2019 Annual Report on Form 10-K filed November 19, 2019.

Operating Cash Flows

Operating activities provided $327.3 million of cash during fiscal 2020 compared to $568.3 million during fiscal 2019. The decrease in cash provided by operating activities in fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in consolidated net income of $254.9 million.

Investing Cash Flows

Investing activities used cash of $77.6 million during fiscal 2020 compared to $153.0 million in fiscal 2019. Additions to property, plant and equipment of $112.3 million in fiscal 2020 reflected a decrease in capital spending of $35.3 million compared to fiscal 2019. Capital spending returned to more normal levels in fiscal 2020 after the construction of the Company’s new global headquarters in Oshkosh, Wisconsin in fiscal 2019, although the Company reduced capital spending when the COVID-19 pandemic struck. The Company anticipates that it will spend $120 million on capital expenditures in fiscal 2021. In addition, a customer in the Access Equipment segment purchased a large amount of equipment in the first quarter of fiscal 2020 that the customer was previously renting. This transaction increased proceeds received from the sale of equipment held for rental by $26.8 million in fiscal 2020 as compared to fiscal 2019.

Financing Cash Flows

Financing activities used cash of $115.5 million in fiscal 2020 compared to $421.6 million in fiscal 2019. The decrease in cash utilized for financing activities was due to a decrease in Common Stock repurchases under the authorization approved by the Company’s Board of Directors as the Company paused repurchases in fiscal 2020 to preserve liquidity when the COVID-19 pandemic struck. In fiscal 2020, the Company repurchased 550,853 shares of its Common Stock at an aggregate cost of $40.8 million. In fiscal 2019, the Company repurchased 4,866,532 shares of its Common Stock at an aggregate cost of $350.1 million.

The Company maintains a long-term strategy of returning approximately 50% of its free cash flow (defined as “cash flows from operations” less “additions to property, plant and equipment” less “additions to equipment held for rental” plus “proceeds from sale of property, plant and equipment” plus “proceeds from sale of equipment held for rental”) to shareholders in the form of dividends and share repurchases. As of September 30, 2020, the Company had approximately 7.5 million shares of Common Stock remaining under the repurchase authorization.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of September 30, 2020, the Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan. At September 30, 2020, outstanding letters of credit of $59.9 million reduced available capacity under the Revolving Credit Facility to $790.1 million.

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

The Credit Agreement contains the following financial covenants:

•

Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00.

•

Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense for the previous four quarters) as of the last day of any fiscal quarter of 2.50 to 1.00.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2020 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Notes

In March 2015, the Company issued $250.0 million of 5.375% unsecured senior notes due March 1, 2025 (the “2025 Senior Notes”). In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). On February 26, 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”) at a discount of $1.2 million. The Company used a portion of the net proceeds from the sale of the 2030 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a premium of $6.7 million. The Company used the remaining net proceeds to pre-pay all outstanding future quarterly principal installments, as well as pay down a portion of the balloon payment due at maturity on the Term Loan. The Company recognized an approximately $8.5 million loss associated with the 2030 Senior Notes transaction, comprised of unamortized debt issuance costs and call premium costs. Expenses related to the transaction are included in interest expense. Additionally, approximately $2.9 million of debt issuance costs were capitalized to long-term debt in connection with the transaction.

The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

Refer to Note 14 of the Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2020.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Following is a summary of the Company’s contractual obligations and payments due by period following September 30, 2020 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$1,026.9	$26.4	$277.1	$46.2	$677.2
Operating leases	165.1	47.7	58.6	27.5	31.3
Purchase obligations(2)	1,061.4	1,021.2	40.1	0.1	—
Other long-term liabilities:
Uncertain tax positions(3)	—	—	—	—	—
Other(4)	731.2	47.7	77.7	55.3	550.5
	$2,984.6	$1,143.0	$453.5	$129.1	$1,259.0

(1)	Interest was calculated based upon the interest rate in effect on September 30, 2020.
(2)

The amounts for purchase obligations included above represent all obligations to purchase goods or services under agreements that are enforceable and legally binding and that specify all significant terms.

(3)

Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining uncertain tax liabilities. Therefore, $79.8 million of unrecognized tax benefits as of September 30, 2020 have been excluded from the Contractual Obligations table above. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2020.

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

The following is a summary of the Company’s commitments by period following September 30, 2020 (in millions):

	Amount of Commitment Expiration Per Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Customer financing guarantees to third parties	$162.1	$121.6	$8.2	$7.8	$24.5
Standby letters of credit	64.4	57.4	6.1	0.8	0.1
	$226.5	$179.0	$14.3	$8.6	$24.6

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized when control of the goods or services promised under a contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received. Approximately 39% of the Company’s revenues were recognized under the percentage-of-completion accounting method in fiscal 2020.

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

Revenue for performance obligations consisting of machinery, vehicles and after-market parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. In the Commercial segment, concrete mixer and refuse collection products are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset.

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

Defense segment revenue

The majority of the Company’s Defense segment net sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense products. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for approximately 98% of Defense segment revenue in fiscal 2020. Contracts with Defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company also designs, develops, manufactures or modifies defense products for international customers through Direct Commercial Sale contracts. The Defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

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

Estimate-at-Completion (EAC). The Company has concluded that control of substantially all of the Defense segment’s performance obligations transfers to the customer continuously during the contract term and therefore revenue is recognized over time. The Defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligations. Due to the size and nature of these contracts, the estimation of total revenues and costs is highly complicated and judgmental. The Company must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. Changes to production costs, overhead rates, learning curve and/or supplier performance can also impact these estimates. These estimates are highly judgmental, particularly the non-production costs currently being incurred on the JLTV and FMTV A2 contracts. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. In addition, as contract modifications (e.g., new orders) are received, they are evaluated to determine if they represent a separate contract or the impact on the existing contract. As of September 30, 2020, the estimated remaining costs on the JLTV and FMTV A2 contracts represent the majority of the total estimated costs to complete in the Defense segment.

Changes in estimates on contracts accounted for under the cost-to-cost method on prior year revenues increased Defense segment operating income by $16.2 million in fiscal 2020 and $44.7 million in fiscal 2019.

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

The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. To assess the reasonableness of the discounted projected cash flows, the Company compares the sum of its reporting units’ fair value to the Company’s market capitalization and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The reasonableness of this control premium is evaluated by comparing it to control premiums for recent comparable market transactions. Consistent with prior years, the Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. The Company completed the required goodwill impairment test as of July 1, 2020. The Company identified no indicators of goodwill impairment in the test performed as of July 1, 2020. In order to evaluate the sensitivity of any quantitative fair value calculations on the goodwill impairment test, a hypothetical 10% decrease to the fair values of any reporting unit was calculated. This hypothetical 10% decrease would still result in excess fair value over carrying value for the reporting units as of July 1, 2020.

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

At July 1, 2020, the Company had approximately $1.39 billion of goodwill and indefinite-lived purchased intangibles, of which 90% were concentrated within the JLG reporting unit in the Access Equipment segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp decline in economic conditions, significantly increased pricing pressure on JLG’s margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

New Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 35% of the Company’s net sales in fiscal 2020. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of September 30, 2020 increased 10.4% to $4.58 billion compared to $4.14 billion at September 30, 2019. Access Equipment segment backlog decreased 6.0% to $366.7 million at September 30, 2020 compared to $390.1 million at September 30, 2019. Defense segment backlog increased 12.9% to $2.81 billion at September 30, 2020 compared to $2.49 billion at September 30, 2019 primarily due to the receipt of JLTV orders and higher international and parts backlog. Fire & Emergency segment backlog increased 15.2% to $1.12 billion at September 30, 2020 compared to $970.1 million at September 30, 2019. The Fire & Emergency segment experienced strong order growth in the first half of fiscal 2020 resulting in a record year-end backlog for the segment. Commercial segment backlog decreased 4.6% to $283.1 million at September 30, 2020 compared to $296.7 million at September 30, 2019, primarily as a result of lower refuse collection vehicle backlog as the COVID-19 pandemic has reduced demand for non-residential refuse collection vehicles.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 14% of the Company’s September 30, 2020 backlog is not expected to be filled in fiscal 2021.

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and off-shore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. Based on debt outstanding at September 30, 2020, a 100 basis point increase or decrease in the average cost of the Company’s variable rate debt would increase or decrease annual pre-tax interest expense by approximately $2.3 million.

The table below provides information about the Company’s debt obligations, which are sensitive to changes in interest rates (dollars in millions):

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Liabilities
Long-term debt:
Variable rate ($US)	$—	$—	$225.0	$—	$—	$—	$225.0	$225.0
Average interest rate	1.4636%	1.4700%	1.5217%	—%	—%	—%	1.4818%
Fixed rate ($US)	$—	$—	$—	$—	$—	$600.0	$600.0	$658.5
Average interest rate	3.8500%	3.8500%	3.8500%	3.8500%	3.8500%	3.6590%	3.7711%

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

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Mexico, Canada, France, Australia, Romania, the United Kingdom and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 14% of overall net sales in fiscal 2020, of which approximately 51% involved exports from the U.S. The majority of export sales in fiscal 2020 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Brazilian real, changes between the U.S. dollar and the Mexican peso and changes between the U.S. dollar and the Chinese renminbi.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Oshkosh Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Defense Segment Revenue – Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s Defense segment recognized revenue on long-term contracts primarily with the U.S. Government for the production of goods, the provision of services, or a combination of both totaling $2,255.4 million for the year ended September 30, 2020. The Company’s firm-fixed long-term contracts are typically accounted for as a single performance obligation because the goods and services are generally customized and have complex inter-relationships and the Company is responsible for overall management of the contract. The Company recognizes revenue on Defense segment contracts as performance obligations are satisfied and control of the underlying goods and services is transferred to the customer. The Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation under the cost-to-cost method of percentage-of-completion.

The estimated costs to complete for the Joint Light Tactical Vehicle (JLTV) and Family of Medium Tactical Vehicles (FMTV A2) contracts represent the majority of the total estimated costs to complete in the Defense segment as of September 30, 2020. Given the complexity of these contracts and the length of the contract terms, together with the significant judgments necessary to estimate costs used to measure progress on these contracts, auditing the estimates of costs for these contracts required extensive audit effort and a high degree of auditor judgment, especially given the risks of contract performance, such as labor and material costs, schedule, and duration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated costs for the JLTV and FMTV A2 contracts included the following, among others:

•	We tested the effectiveness of controls over revenue recognized over time, including management’s controls over estimated costs.
•	We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the estimates of costs to completion.
•	We tested the mathematical accuracy of management’s estimates of costs to completion.
•	We evaluated the estimates of costs to completion by performing the following:
o	Observed completed vehicles and trailers on a sample basis to evaluate the progress to completion.
o	Compared costs incurred to date to the costs management estimated to be incurred to date.
o

Evaluated management’s ability to achieve the estimates of costs to completion by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts

•	We evaluated management’s ability to accurately estimate costs to completion by comparing actual results to management’s historical estimates and actual results on similar completed contracts.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 18, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oshkosh Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 18, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

November 18, 2020

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

	Fiscal Year Ended September 30,
	2020	2019	2018
Net sales	$6,856.8	$8,382.0	$7,705.5
Cost of sales	5,736.5	6,864.6	6,346.9
Gross income	1,120.3	1,517.4	1,358.6

Operating expenses:
Selling, general and administrative	620.6	683.5	664.3
Amortization of purchased intangibles	11.0	36.9	38.3
Total operating expenses	631.6	720.4	702.6
Operating income	488.7	797.0	656.0

Other income (expense):
Interest expense	(59.3)	(54.4)	(70.9)
Interest income	7.5	6.8	15.3
Miscellaneous, net	2.2	1.3	(5.8)
Income before income taxes and earnings (losses) of unconsolidated affiliates	439.1	750.7	594.6
Provision for income taxes	112.8	171.3	123.8
Income before earnings (losses) of unconsolidated affiliates	326.3	579.4	470.8
Equity in earnings (losses) of unconsolidated affiliates	(1.8)	—	1.1
Net income	$324.5	$579.4	$471.9

Earnings per share:
Basic	$4.76	$8.30	$6.38
Diluted	4.72	8.21	6.29

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Fiscal Year Ended September 30,
	2020	2019	2018
Net income	$324.5	$579.4	$471.9
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(26.5)	(49.4)	35.3
Currency translation adjustments	30.4	(36.3)	(17.6)
Change in fair value of derivative instruments	(0.7)	—	0.5
Total other comprehensive income (loss), net of tax	3.2	(85.7)	18.2
Comprehensive income	$327.7	$493.7	$490.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$582.9	$448.4
Receivables, net	857.6	1,082.3
Unbilled receivables, net	483.6	549.5
Inventories, net	1,505.4	1,249.2
Other current assets	106.3	78.9
Total current assets	3,535.8	3,408.3
Property, plant and equipment, net	565.9	573.6
Goodwill	1,009.5	995.7
Purchased intangible assets, net	418.2	432.3
Other long-term assets	286.5	156.4
Total assets	$5,815.9	$5,566.3

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility and current maturities of long-term debt	$5.2	$—
Accounts payable	577.8	795.5
Customer advances	491.4	382.0
Payroll-related obligations	150.8	183.6
Income taxes payable	14.7	73.5
Other current liabilities	345.2	307.3
Total current liabilities	1,585.1	1,741.9
Long-term debt, less current maturities	817.9	819.0
Other long-term liabilities	562.2	405.6
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	800.9	808.5
Retained earnings	2,747.7	2,505.0
Accumulated other comprehensive loss	(198.4)	(201.6)
Common Stock in treasury, at cost (6,950,298 and 7,114,349 shares, respectively)	(500.2)	(512.8)
Total shareholders’ equity	2,850.7	2,599.8
Total liabilities and shareholders’ equity	$5,815.9	$5,566.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2017	$0.9	$802.2	$2,399.8	$(125.0)	$(770.5)	$2,307.4
Net income	—	—	471.9	—	—	471.9
Employee pension and postretirement benefits, net of tax of $10.6	—	—	—	35.3	—	35.3
Currency translation adjustments	—	—	—	(17.6)	—	(17.6)
Cash dividends ($0.96 per share)	—	—	(71.2)	—	—	(71.2)
Repurchases of Common Stock	—	—	—	—	(249.3)	(249.3)
Exercise of stock options	—	(5.1)	—	—	21.7	16.6
Stock-based compensation expense	—	26.7	—	—	—	26.7
Payment of stock-based restricted and performance shares	—	(9.4)	—	—	9.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.7)	(7.7)
Retirement of treasury stock	(0.2)	—	(792.6)	—	792.8	—
Other	—	0.4	—	0.5	0.5	1.4
Balance at September 30, 2018	0.7	814.8	2,007.9	(106.8)	(203.1)	2,513.5
Effect of adopting new Accounting Standards Updates (ASU):
Revenue recognition (ASU 2014-09)	—	—	(60.4)	—	—	(60.4)
Tax accounting for intra-entity asset transfers (ASU 2016-16)	—	—	44.5	—	—	44.5
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	—	—	9.1	(9.1)	—	—
Balance at October 1, 2018	0.7	814.8	2,001.1	(115.9)	(203.1)	2,497.6
Net income	—	—	579.4	—	—	579.4
Employee pension and postretirement benefits, net of tax of $14.9	—	—	—	(49.4)	—	(49.4)
Currency translation adjustments	—	—	—	(36.3)	—	(36.3)
Cash dividends ($1.08 per share)	—	—	(75.5)	—	—	(75.5)
Repurchases of Common Stock	—	—	—	—	(350.1)	(350.1)
Exercise of stock options	—	(10.4)	—	—	21.7	11.3
Stock-based compensation expense	—	29.0	—	—	—	29.0
Payment of stock-based restricted and performance shares	—	(24.6)	—	—	24.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(7.3)	(7.3)
Other	—	(0.3)	—	—	1.4	1.1
Balance at September 30, 2019	0.7	808.5	2,505.0	(201.6)	(512.8)	2,599.8
Net income	—	—	324.5	—	—	324.5
Employee pension and postretirement benefits, net of tax of $8.6	—	—	—	(26.5)	—	(26.5)
Currency translation adjustments	—	—	—	30.4	—	30.4
Cash dividends ($1.20 per share)	—	—	(81.8)	—	—	(81.8)
Repurchases of Common Stock	—	—	—	—	(40.8)	(40.8)
Exercise of stock options	—	(11.6)	—	—	37.7	26.1
Stock-based compensation expense	—	29.3	—	—	—	29.3
Payment of stock-based restricted and performance shares	—	(23.0)	—	—	23.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(10.7)	(10.7)
Other	—	(2.3)	—	(0.7)	3.4	0.4
Balance at September 30, 2020	$0.7	$800.9	$2,747.7	$(198.4)	$(500.2)	$2,850.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Fiscal Year Ended September 30,
	2020	2019	2018
Operating activities:
Net income	$324.5	$579.4	$471.9
Depreciation and amortization	104.2	115.2	120.5
Stock-based compensation expense	29.3	29.0	26.7
Deferred income taxes	22.4	10.4	(3.1)
(Gain) loss on sale of assets	(11.8)	(3.3)	1.1
Foreign currency transaction (gains) losses	(0.6)	0.8	1.4
Debt extinguishment	8.5	—	10.3
Other non-cash adjustments	(0.6)	0.3	2.3
Changes in operating assets and liabilities:
Receivables, net	266.7	173.2	(129.5)
Unbilled receivables, net	65.8	(239.8)	(97.5)
Inventories, net	(246.7)	(111.0)	(38.6)
Other current assets	(17.4)	(5.8)	11.2
Accounts payable	(222.5)	12.8	124.3
Customer advances	112.3	(90.2)	(68.4)
Payroll-related obligations	(32.3)	(7.6)	1.7
Income taxes payable	(52.1)	36.2	26.2
Other current liabilities	(37.1)	45.6	(33.9)
Other long-term assets and liabilities	14.7	23.1	9.7
Total changes in operating assets and liabilities	(148.6)	(163.5)	(194.8)
Net cash provided by operating activities	327.3	568.3	436.3
Investing activities:
Additions to property, plant and equipment	(112.3)	(147.6)	(95.3)
Additions to equipment held for rental	(17.9)	(26.6)	(4.8)
Proceeds from sale of property, plant and equipment	2.4	3.1	5.7
Proceeds from sale of equipment held for rental	38.8	12.0	5.8
Other investing activities	11.4	6.1	(1.8)
Net cash used by investing activities	(77.6)	(153.0)	(90.4)
Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	303.9	—	639.4
Repayments of debt (original maturities greater than three months)	(300.0)	—	(653.8)
Debt issuance costs	(9.6)	—	(12.9)
Repurchases of Common Stock	(51.5)	(357.4)	(257.0)
Dividends paid	(81.8)	(75.5)	(71.2)
Proceeds from exercise of stock options	26.1	11.3	16.6
Other financing activities	(2.6)	—	—
Net cash used by financing activities	(115.5)	(421.6)	(338.9)
Effect of exchange rate changes on cash	0.3	0.1	0.6
Increase (decrease) in cash and cash equivalents	134.5	(6.2)	7.6
Cash and cash equivalents at beginning of year	448.4	454.6	447.0
Cash and cash equivalents at end of year	$582.9	$448.4	$454.6

Supplemental disclosures:
Cash paid for interest	$55.9	$53.6	$55.7
Cash paid for income taxes	157.2	117.6	100.3
Cash paid for operating lease liabilities	55.8
Operating right-of-use assets obtained	23.3

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) are leading designers and manufacturers of a wide variety of essential specialty vehicles and vehicle bodies for the Americas and global markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company sells its products into four principal markets — access equipment, defense, fire & emergency and commercial. The access equipment business is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG) and JerrDan Corporation (JerrDan). The Company’s defense business is conducted principally through its wholly-owned subsidiary, Oshkosh Defense, LLC and its wholly-owned subsidiary (Oshkosh Defense). The Company’s fire & emergency business is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), Oshkosh Airport Products, LLC (Airport Products) and Kewaunee Fabrications, LLC (Kewaunee). The Company’s commercial business is principally conducted through its wholly-owned subsidiaries, McNeilus Companies, Inc. (McNeilus), London Machinery Inc. and its wholly-owned subsidiary (London), Iowa Mold Tooling Co., Inc. (IMT) and Oshkosh Commercial Products, LLC (Oshkosh Commercial). On July 20, 2020, the Company sold its interest in Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO) to Astec, Inc. CON-E-CO’s results are included in the Commercial segment up to the date of sale.

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

The Company has elected to apply the following practical expedients and accounting policy elections when determining revenue from contracts with customers and capitalization of related costs:

•

Shipping and handling costs incurred after control of the related product has transferred to the customer are considered costs to fulfill the related promise and are included in “Cost of Sales” in the Consolidated Statements of Income when incurred or when the related product revenue is recognized, whichever is earlier.

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

See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company’s revenue recognition practices.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the U.S. Department of Defense (DoD)), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense totaled $103.9 million, $99.0 million and $99.3 million during fiscal 2020, 2019 and 2018, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $16.0 million, $24.9 million and $21.1 million in fiscal 2020, 2019 and 2018, respectively.

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

Debt Financing Costs — Debt issuance costs on term debt are amortized using the interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related lines of credit. Amortization expense was $3.6 million (including $1.8 million of amortization related to early debt retirement), $1.6 million and $5.6 million (including $3.2 million of amortization related to early debt retirement) in fiscal 2020, 2019 and 2018, respectively.

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, unbilled receivables, accounts payable and accrued liabilities approximated fair value as of September 30, 2020 and 2019. See Notes 5, 14, 21 and 22 of the Notes to Consolidated Financial Statements for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2020 consisted principally of bank deposits and money market instruments.

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

Unbilled Receivables — Unbilled receivables consist of unbilled costs and accrued profits related to revenues on contracts with customers that have been recognized for accounting purposes but not yet billed to customers. In the Company’s Defense segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either upon achievement of contractual milestones (e.g. acceptance of the vehicle) or at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in unbilled receivables (contract assets).

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 83% and 84% of the Company’s inventories at September 30, 2020 and 2019, respectively. For the remaining inventories, cost has been determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Depreciation expense is recognized over the estimated useful lives of the respective assets using straight-line and accelerated methods. The estimated useful lives range from ten to forty years for buildings and improvements, from four to twenty-five years for machinery and equipment and from three to ten years for software and related costs. The Company capitalizes interest on borrowings during the active construction period of major capital projects. All capitalized interest has been added to the cost of the underlying assets and is amortized over the useful lives of the assets.

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

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill utilizing the income approach and the market approach. The Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other assumptions deemed reasonable by management. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future. See Note 11 of the Notes to Consolidated Financial Statements for information regarding the Company’s annual impairment testing.

Impairment of Long-Lived Assets — Property, plant and equipment, right-of-use (“ROU”) lease assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

Customer Advances — Customer advances include amounts received in advance of the completion of vehicles in the Fire & Emergency and Commercial segments. Most of these advances bear interest at fixed rates that approximate the prime rate at the time of the advance.

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company’s pension liability, other post-employment benefit liability, tax liability, accrued warranty, accrued product liability and lease liabilities that are not expected to be settled in the subsequent twelve month period.

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive loss.” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded a net foreign currency transaction loss of $2.7 million in fiscal 2020, a net foreign currency transaction gain of $2.1 million in fiscal 2019 and a net foreign currency transaction loss of $3.8 million in fiscal 2018.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (FASB) issued
ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as lease liabilities with corresponding ROU assets, while leaving presentation of lease expense in the statement of income largely unchanged. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company adopted the new standard on October 1, 2019 following the modified retrospective method of transition. Prior period comparative information was not recast to reflect the impact of the new standard and therefore continues to be reported under the accounting guidance in effect during those periods (ASC 840).

The new standard provided a number of optional practical expedients for transition. The Company elected to adopt the standard using the package of practical expedients, which allowed the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing lessee accounting. The Company has elected not to separate payments for lease components from payments for non-lease components for any classes of assets. The Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities are not recognized for leases with an initial term of twelve months or less.

The most significant quantitative effect of adoption relates to the recognition of ROU assets and lease liabilities on the balance sheet for operating leases. The adoption did not have a material impact on the Company’s results of operations or cash flows.

The cumulative effect of initially applying the new leasing standard to the Company’s Consolidated Financial Statements as of October 1, 2019 was as follows (in millions):

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

See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s accounting for leases.

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company adopted ASU 2016-13 on October 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company adopted ASU 2017-04 on October 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 prospectively on October 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of October 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of 2019-12 on the Company’s consolidated financial statements.

3.    Revenue Recognition

Prior to fiscal 2019, the Company recognized revenue in accordance with ASC 605, Revenue Recognition. Accordingly, revenue was recognized on equipment and parts sales when contract terms were met, collectability was reasonably assured and a product was shipped or risk of ownership had been transferred to and accepted by the customer. Revenue from service agreements was recognized as earned, when services had been rendered. Appropriate provisions were made for discounts, returns and sales allowances. Sales were recorded net of amounts invoiced for taxes imposed on the customer such as excise or value-added taxes.

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

In fiscal 2019 and fiscal 2020, the Company recognized revenue in accordance with ASC 606. Accordingly, revenue is recognized when control of the goods or services promised under a contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue for performance obligations consisting of machinery, vehicle and after-market parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. In the Commercial segment, refuse collection and concrete mixer products are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset.

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

Defense segment revenue

The majority of the Company’s Defense segment net sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense products. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for approximately 98% of Defense segment revenue in fiscal 2020. Contracts with Defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company also designs, develops, manufactures or modifies defense products for international customers through Direct Commercial Sale contracts. The Defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

The Company evaluates Defense segment contracts at inception to identify performance obligations. The goods and services in Defense segment contracts are typically not distinct from one another as they are generally customized and have complex inter-relationships and the Company is responsible for overall management of the contract. As a result, Defense segment contracts are typically accounted for as a single performance obligation. The Defense segment provides standard warranties for its products for periods that typically range from one to two years. These assurance-type warranties typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation. See Note 15 of the Notes to Consolidated Financial Statements for further discussion on product assurance warranties.

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

The Defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Cumulative estimate-at-completion adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. For contracts with only aftermarket parts performance obligations, revenue is recognized at the time the parts are physically committed to the order or based on shipping terms, depending on whether the contracts contain a termination for convenience clause. For performance obligations consisting solely of services, revenue is recognized either by using the cost-to-cost method of percentage-of-completion method or as the Company has the right to bill the customer in instances that billing rights approximate timing of transfer of control to the customer.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract adjustments resulted in changes within the Defense segment as follows (in millions, except for per share amounts):

	Fiscal Year Ended September 30,
	2020	2019	2018
Net sales	$31.2	$63.9	$2.2
Operating income	16.2	44.7	2.2
Net income	12.4	34.5	1.7
Diluted earnings per share	0.18	0.49	0.02

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Fiscal Year Ended September 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$2,437.5	$6.8	$1,103.9	$556.7	$(26.8)	$4,078.1
Over time	77.6	2,255.4	43.2	401.1	1.4	2,778.7
	$2,515.1	$2,262.2	$1,147.1	$957.8	$(25.4)	$6,856.8

	Fiscal Year Ended September 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$4,001.6	$7.4	$1,220.5	$591.7	$(20.1)	$5,801.1
Over time	78.1	2,024.7	45.6	430.5	2.0	2,580.9
	$4,079.7	$2,032.1	$1,266.1	$1,022.2	$(18.1)	$8,382.0

See Note 23 of the Notes to Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished good, payments received from customers received in advance of performance, primarily within the Fire & Emergency segment, and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. See Note 8 of the Notes to Consolidated Financial Statements for additional information on the Company’s receivable balances.

With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest due on customer advances of $15.6 million, $14.5 million and $18.1 million was recorded in “Interest expense” in the Consolidated Statements of Income for fiscal 2020, 2019 and 2018, respectively.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company reduces contract liabilities when revenue is recognized. Contract liabilities consisted of the following (in millions):

	September 30,
	2020	2019
Customer advances	$491.4	$382.0
Other current liabilities	59.5	78.2
Other long-term liabilities	53.7	52.3
Total contract liabilities	$604.6	$512.5

	Fiscal Year Ended September 30,
	2020	2019
Beginning liabilities recognized in revenue	$441.0	$530.9

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during fiscal 2020 or 2019.

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

	Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of period	$68.2	$30.7
Adoption of ASC 606	—	35.7
Deferred revenue for new service-type warranties	23.6	27.5
Amortization of deferred revenue	(27.9)	(25.2)
Foreign currency translation	0.5	(0.5)
Balance at end of period	$64.4	$68.2

Classification of service-type warranties in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2020	2019
Other current liabilities	$24.7	$27.8
Other long-term liabilities	39.7	40.4
	$64.4	$68.2

Remaining Performance Obligations

As of September 30, 2020, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $3.9 billion, of which $3.1 billion is expected to be satisfied and revenue recognized in fiscal 2021, $649.1 million is expected to be satisfied and revenue recognized in fiscal 2022 and $159.6 million is expected to be satisfied and revenue recognized beyond fiscal 2022. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under the 2009 Stock Plan plans that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2020, the Company had reserved 5,771,194 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

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

Information related to the Company’s equity-based compensation plans in effect as of September 30, 2020 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,731,277	$74.38	4,039,917
Equity compensation plans not approved by security holders	—	—	—
	1,731,277	$74.38	4,039,917

Total stock-based compensation expense (income) was as follows (in millions):

	Fiscal Year Ended September 30,
	2020	2019	2018
Stock options	$6.8	$6.9	$6.6
Stock awards (shares and units)	15.8	15.0	13.7
Performance share awards	6.7	7.1	6.4
Cash-settled stock appreciation rights	0.2	0.4	(0.2)
Cash-settled restricted stock unit awards	0.7	0.6	0.4
Total stock-based compensation cost	30.2	30.0	26.9
Income tax benefit recognized for stock-based compensation	(3.6)	(4.9)	(5.8)
Stock-based compensation cost, net of tax	$26.6	$25.1	$21.1

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options — A summary of the Company’s stock option activity is as follows:

	Fiscal Year Ended September 30,
	2020		2019		2018
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1,328,390	$62.62	1,268,984	$57.03	1,531,691	$45.14
Granted	301,025	90.28	372,450	66.09	261,900	86.59
Forfeited	(40,965)	79.00	(24,175)	72.88	(43,270)	66.49
Expired	(5,869)	84.25	(8,721)	76.92	(1)	41.52
Exercised	(499,179)	52.18	(280,148)	40.62	(481,336)	34.41
Outstanding, end of year	1,083,402	74.38	1,328,390	62.62	1,268,984	57.03
Exercisable, end of year	537,241	68.16	709,826	55.11	650,143	45.92

Stock options outstanding and exercisable as of September 30, 2020 were as follows (in millions, except share and per share amounts):

	Outstanding				Exercisable
Exercise Prices	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$40.00 - $60.00	99,514	1.7	$43.26	$3.0	99,514	1.7	$43.26	$3.0
$60.01 - $80.00	493,958	6.2	66.41	3.5	282,819	4.7	66.64	1.9
$80.01 - $100.00	489,930	8.3	88.73	—	154,908	7.3	86.93	—
	1,083,402	6.7	74.38	$6.5	537,241	4.9	68.16	$4.9

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised for fiscal 2020, 2019 and 2018 was $18.5 million, $10.2 million and $23.2 million, respectively. The actual income tax benefit realized totaled $4.3 million, $2.4 million and $6.3 million for those same periods.

As of September 30, 2020, total unrecognized compensation cost related to outstanding stock options was $2.6 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 1.9 years.

The Company uses the Black-Scholes valuation model to value stock options utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Options Granted During	2020	2019	2018
Assumptions:
Expected term (in years)	5.4	5.4	5.4
Expected volatility	34.10%	33.40%	34.50%
Risk-free interest rate	1.63%	2.87%	2.09%
Expected dividend yield	1.37%	1.50%	1.15%

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected option term represents the period of time that the options granted are expected to be outstanding and was based on historical experience. The Company used its historical stock prices over the expected term as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on five-year U.S. Treasury rates in effect at the time of grant. The expected dividend yield was based on average actual yield on the ex-dividend date for the calendar year ended December 31, 2019. The weighted-average per share grant date fair values for stock option grants during fiscal 2020, 2019 and 2018 were $26.16, $20.00 and $26.84, respectively.

Stock Awards — A summary of the Company’s stock award activity is as follows:

	Fiscal Year Ended September 30,
	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	411,510	$72.66	332,473	$69.15	352,159	$55.22
Granted	183,725	87.82	278,175	69.98	163,225	86.07
Forfeited	(27,076)	80.57	(13,610)	71.17	(26,915)	65.66
Vested	(221,351)	73.64	(185,528)	62.47	(155,996)	56.02
Nonvested, end of year	346,808	79.44	411,510	72.66	332,473	69.15

The total fair value of shares vested during fiscal 2020, 2019 and 2018 was $18.6 million, $12.3 million and $13.2 million, respectively. The actual income tax benefit realized totaled $3.1 million, $2.1 million and $3.0 million for those same periods.

As of September 30, 2020, total unrecognized compensation cost related to stock awards was $8.4 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 1.9 years.

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows:

	Fiscal Year Ended September 30,
	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	124,750	$84.10	98,375	$89.11	116,600	$60.71
Granted	55,325	109.09	73,950	74.70	57,625	97.79
Forfeited	(16,615)	92.88	(1,600)	93.92	(13,977)	71.75
Performance adjustments	33,941	87.44	31,768	71.43	57,914	47.50
Vested	(86,951)	92.73	(77,743)	76.12	(119,787)	47.55
Nonvested, end of year	110,450	89.54	124,750	84.10	98,375	89.11

Performance share awards generally vest over a three-year service period following the grant date. Performance shares vest under two separate measurement criteria. The first type vest only if the Company’s total shareholder return (TSR) over the three year term of the awards compares favorably to that of a comparator group of companies. The second type vest only if the Company’s return on invested capital (ROIC) over the vesting period compares favorably to that of a comparator group of companies. Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting in fiscal 2020, 2019 and 2018 were 111%, 126% and 200% of target levels, respectively. Actual payout for the ROIC performance share award vesting in fiscal 2020, 2019 and 2018 were 200%, 200%, and 191% of target levels. In October 2020, 68,125 shares of Common Stock were issued from treasury for unpaid performance shares that vested in fiscal 2020.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of performance shares vested during fiscal 2020, 2019 and 2018 was $6.9 million, $5.8 million and $7.6 million, respectively. The actual income tax benefit realized totaled $0.2 million, $1.4 million and $2.1 million for the same periods.

As of September 30, 2020, the Company had $6.7 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.8 years.

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Fiscal Year Ended September 30,
Total Shareholder Return Performance Shares Granted During	2020	2019	2018
Assumptions:
Expected term (in years)	2.87	2.86	2.86
Expected volatility	31.16%	32.72%	32.27%
Risk-free interest rate	1.59%	2.80%	1.84%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during fiscal 2020, 2019 and 2018 was $137.74, $85.89 and $112.30 per award, respectively.

The grant date fair value of the ROIC awards were determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

Cash-Settled Stock Appreciation Rights — In fiscal 2020, 2019 and 2018, the Company granted employees 14,875, 18,250 and 11,650 cash-settled SARs, respectively. Each SAR award represents the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards and is recognized as an expense over the requisite service period. The total value of SARs exercised during fiscal 2020, 2019 and 2018 was $0.7 million, $0.6 million and $3.8 million, respectively.

Cash-Settled Restricted Stock Units — In fiscal 2020, 2019 and 2018 the Company granted employees 7,925, 8,350 and 8,125 cash-settled RSUs, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested during fiscal 2020, 2019 and 2018 was $0.8 million, $0.4 million and $0.4 million, respectively.

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

Supplemental Executive Retirement Plans (SERP) — The Company maintains defined benefit and defined contribution SERPs for certain executive officers of Oshkosh and its subsidiaries. In fiscal 2013, the Oshkosh defined benefit SERP was amended to freeze benefits under the plan and certain executive officers became eligible for the new Oshkosh defined contribution SERP. At the same time, the Company established the Trust to fund obligations under the Oshkosh SERPs. As of September 30, 2020, the Trust held assets of $21.4 million. The Trust assets are subject to claims of the Company’s creditors. The Trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognized
$1.6 million, $1.6 million and $2.0 million of expense under the Oshkosh defined contribution SERP in fiscal 2020, 2019 and 2018, respectively.

Postretirement Medical Plans — Oshkosh and certain of its subsidiaries sponsor multiple postretirement benefit plans for Oshkosh Defense, JLG, and Kewaunee hourly employees, retirees and their spouses. The plans generally provide health benefits based on years of service and date of birth. These plans are unfunded.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of and for the fiscal years ended September 30, 2020 and 2019, were as follows (in millions):
			Postretirement
	Pension Benefits		Health and Other
	2020	2019	2020	2019
Accumulated benefit obligation at September 30	$601.1	$542.8	$53.3	$51.4
Change in projected benefit obligation
Benefit obligation at October 1	$546.5	$455.8	$51.4	$46.6
Service cost	10.1	9.1	3.5	3.1
Interest cost	17.1	18.7	1.6	1.9
Actuarial loss (gain)	44.0	77.4	5.4	1.4
Participant contributions	—	0.1	—	—
Plan amendments	9.8	0.2	(6.5)	—
Curtailments	—	1.2	—	—
Benefits paid	(15.8)	(14.1)	(2.1)	(1.6)
Currency translation adjustments	1.9	(1.9)	—	—
Benefit obligation at September 30	$613.6	$546.5	$53.3	$51.4
Change in plan assets
Fair value of plan assets at October 1	$408.9	$384.2	$—	$—
Actual return on plan assets	35.4	33.9	—	—
Company contributions	11.4	8.8	2.1	1.6
Participant contributions	—	0.1	—	—
Expenses paid	(4.3)	(2.2)	—	—
Benefits paid	(15.8)	(14.1)	(2.1)	(1.6)
Currency translation adjustments	1.7	(1.8)	—	—
Fair value of plan assets at September 30	$437.3	$408.9	$—	$—
Funded status of plan - underfunded at September 30	$(176.3)	$(137.6)	$(53.3)	$(51.4)

Recognized in consolidated balance sheet at September 30
Accrued benefit liability (current liability)	$(1.9)	$(1.8)	$(2.5)	$(1.2)
Accrued benefit liability (long-term liability)	(174.4)	(135.8)	(50.8)	(50.2)
	$(176.3)	$(137.6)	$(53.3)	$(51.4)

Recognized in accumulated other comprehensive income (loss) as of September 30 (net of taxes)
Net actuarial (loss) gain	$(89.0)	$(68.9)	$(6.1)	$(1.9)
Prior service (cost) benefit	(13.4)	(7.0)	12.6	8.4
	$(102.4)	$(75.9)	$6.5	$6.5

Weighted-average assumptions as of September 30
Discount rate	2.71%	3.17%	2.36%	3.10%
Expected return on plan assets	4.89%	5.49%	n/a	n/a

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	September 30,
	2020	2019
Projected benefit obligation	$613.6	$546.5
Accumulated benefit obligation	601.1	542.8
Fair value of plan assets	437.3	408.9

The components of net periodic benefit cost for fiscal years ended September 30 were as follows (in millions):
				Postretirement
	Pension Benefits			Health and Other
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost	$10.1	$9.1	$10.5	$3.5	$3.1	$3.7
Interest cost	17.1	18.7	17.9	1.6	1.9	1.8
Expected return on plan assets	(20.6)	(19.9)	(20.1)	—	—	—
Amortization of prior service cost (benefit)	1.6	1.7	1.8	(0.9)	(1.5)	(0.9)
Curtailment/settlement	0.1	1.2	—	—	—	—
Amortization of net actuarial loss (gain)	3.3	0.2	1.9	(0.2)	(0.2)	0.1
Expenses paid	4.0	2.5	1.9	—	—	—
Net periodic benefit cost	$15.6	$13.5	$13.9	$4.0	$3.3	$4.7
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$29.4	$63.3	$(35.9)	$5.5	$1.4	$(6.5)
Prior service cost (benefit)	9.8	0.2	—	(6.5)	—	(0.6)
Amortization of prior service benefit (cost)	(1.6)	(1.7)	(1.8)	0.9	1.5	0.9
Amortization of net actuarial (loss) gain	(3.3)	(0.2)	(1.9)	0.2	0.2	(0.1)
	$34.3	$61.6	$(39.6)	$0.1	$3.1	$(6.3)
Weighted-average assumptions
Discount rate	3.17%	4.18%	3.85%	3.10%	4.20%	3.71%
Expected return on plan assets	5.49%	5.50%	5.93%	n/a	n/a	n/a

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Consolidated Statements of Income.

Amounts expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during fiscal 2021 included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at September 30, 2020 are prior service costs of $2.3 million ($1.7 million net of tax) and unrecognized net actuarial losses of $4.9 million ($3.7 million net of tax).

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the Company was 6.5% in fiscal 2020, declining to 5.0% in fiscal 2025. If the health care cost trend rate was increased by 100 basis points, the accumulated postretirement benefit obligation at September 30, 2020 would increase by $9.9 million and the net periodic postretirement benefit cost for fiscal 2021 would increase by $0.8 million. A corresponding decrease of 100 basis points would decrease the accumulated postretirement benefit obligation at September 30, 2020 by $7.5 million and the net periodic postretirement benefit cost for fiscal 2021 would decrease by $0.6 million.

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

The weighted-average of the Company’s pension plan asset allocations and target allocations at September 30, 2020 by asset category, were as follows:

	Target %	Actual
Asset Category
Fixed income	40% - 50%	47%
Large-cap equity	20% - 30%	24%
Mid-cap equity	5% - 15%	11%
Small-cap equity	5% - 10%	7%
Global equity	5% - 10%	7%
Other	0% - 10%	4%
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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Common stocks
U.S. companies (a)	$77.4	$8.1	$—	$85.5
International companies (b)	—	13.5	—	13.5
Mutual funds (a)	81.5	—	—	81.5
Government and agency bonds (c)	—	7.7	—	7.7
Corporate bonds and notes (d)	—	8.3	—	8.3
Money market funds (e)	12.5	—	—	12.5
Other	—	—	0.8	0.8
	$171.4	$37.6	$0.8	209.8
Investments measured at net asset value (NAV) (f)				227.5
				$437.3
September 30, 2019
Common stocks
U.S. companies (a)	$75.9	$6.9	$—	$82.8
International companies (b)	—	13.3	—	13.3
Mutual funds (a)	72.7	—	—	72.7
Government and agency bonds (c)	—	7.0	—	7.0
Corporate bonds and notes (d)	—	7.5	—	7.5
Money market funds (e)	11.7	—	—	11.7
Other	—	—	0.7	0.7
	$160.3	$34.7	$0.7	195.7
Investments measured at net asset value (NAV) (f)				213.2
				$408.9

(a)	Primarily valued using a market approach based on the quoted market prices of identical instruments that are actively traded on public exchanges.
(b)	Valuation model looks at underlying security “best” price, exchange rate for underlying security’s currency against the U.S. dollar and ratio of underlying security to American depository receipt.
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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that calculate fair value based on NAV per share practical expedient as of September 30, 2020 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period (1)
Common collective trust	$227.5	$—	N/A	15 days

(1)	Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

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

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to make contributions of approximately $25.0 million to its pension plans in fiscal 2021.

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

Fiscal Year Ending	Pension Benefits		Postretirement Health
September 30,	Qualified	Non-Qualified	and Other
2021	$15.7	$1.9	$2.5
2022	17.2	1.9	3.0
2023	18.9	2.0	3.1
2024	20.4	2.0	3.6
2025	21.9	1.9	3.4
2026-2030	128.4	10.0	20.9

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Yellow and accordingly the plan has implemented a financial improvement plan. The Company’s contributions to the multi-employer plan did not exceed 5% of the total plan contributions for fiscal 2020, 2019 or 2018. The Company made contributions to the plan of $1.5 million, $1.4 million and $1.3 million in fiscal 2020, 2019 and 2018, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. For pension replacement plans, the Company contributes between 2% and 6% of an employee’s base pay, depending on age. Amounts expensed for Company matching and discretionary contributions were $39.5 million, $43.3 million and $42.9 million in fiscal 2020, 2019 and 2018, respectively.

6.    Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Fiscal Year Ended September 30,
	2020	2019	2018
Domestic	$429.7	$697.9	$514.9
Foreign	9.4	52.8	79.7
	$439.1	$750.7	$594.6

Significant components of the provision for income taxes were as follows (in millions):

	Fiscal Year Ended September 30,
	2020	2019	2018
Allocated to Income Before Earnings (Losses) of Unconsolidated Affiliates
Current:
Federal	$70.1	$140.9	$92.0
Foreign	8.2	(0.2)	22.0
State	12.1	20.2	12.9
Total current	90.4	160.9	126.9
Deferred:
Federal	14.3	2.1	5.4
Foreign	9.7	7.3	(5.5)
State	(1.6)	1.0	(3.0)
Total deferred	22.4	10.4	(3.1)
	$112.8	$171.3	$123.8
Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$8.8	$(14.9)	$11.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Fiscal Year Ended September 30,
	2020	2019	2018
Effective Rate Reconciliation
U.S. federal tax rate	21.0%	21.0%	24.5%
State income taxes, net	2.8%	2.5%	2.1%
Foreign taxes	0.8%	-0.2%	1.0%
Valuation allowance	3.3%	-0.1%	-1.4%
Domestic tax credits	-3.2%	-1.0%	-2.1%
Manufacturing deduction	—%	-0.1%	-1.6%
Foreign-derived intangible income deduction	-0.4%	-1.0%	—%
Share-based compensation	—%	0.1%	-0.7%
Remeasurement of deferred taxes - U.S. Tax Reform	—%	—%	-5.1%
Mandatory repatriation tax - U.S. Tax Reform	—%	0.7%	3.3%
Other, net	1.4%	0.9%	0.8%
	25.7%	22.8%	20.8%

During fiscal 2020, the Company recorded net discrete tax charges of $8.0 million (1.8% of pre-tax income), which included a valuation allowance against certain foreign net deferred tax assets in Europe of $11.5 million, offset in part by benefits related to excess tax deductions from share-based compensation. Fiscal 2020 also included a favorable provision to return adjustment for federal and state research credits. During fiscal 2019, the Company recorded net discrete tax charges of $1.9 million (0.3% of pre-tax income), which included charges related to new tax legislation in the United States, offset in part by benefits related to excess tax deductions from share-based compensation, provision to return adjustments for federal, state, and foreign jurisdictions and tax reserve releases due to expiration of statutes of limitations and other resolutions. During fiscal 2018, the Company recorded discrete tax benefits of $21.7 million (3.6% of pre-tax income), which included benefits related to excess tax deductions from share-based compensation, provision to return adjustments for federal, state, and foreign jurisdictions, tax reserve releases due to expiration of statutes of limitations and other resolutions, and new tax legislations in the United States.

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

The Tax Reform Act also contained a provision that tied revenue recognition under U.S. GAAP to income reporting for tax purposes. Although the new provision accelerated the recognition of realized revenue, it did not change the definition of when revenue is realized for federal tax purposes. The Company has analyzed the new provision and concluded that revenue on U.S. defense contracts is not realized for federal tax purposes until customer acceptance. While the Company is expected to file its fiscal federal tax returns on this basis, the sustainment of this position is uncertain. If not sustained the recognition of revenue for federal tax purposes would be accelerated. The legislation provided no such acceleration of the related cost of sales, and accordingly the Company would temporarily be taxed on the revenue and not the income on the contract. The Company has recognized a deferred tax asset and income tax payable of $44.8 million and $61.0 million as of September 30, 2020 and September 30, 2019, respectively, related to this matter.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities were comprised of the following (in millions):

	September 30,
	2020	2019
Deferred tax assets:
Other long-term liabilities	$127.0	$126.0
Losses and credits	34.8	27.9
Accrued warranty	15.8	14.5
Other current liabilities	17.7	15.0
Payroll-related obligations	18.5	23.4
Other	6.0	9.4
Gross deferred tax assets	219.8	216.2
Less valuation allowance	(17.4)	(1.1)
Deferred tax assets, net	202.4	215.1
Deferred tax liabilities:
Intangible assets	(42.2)	(40.0)
Property, plant and equipment	(55.9)	(50.5)
Inventories	(18.6)	(14.1)
Other	(7.1)	(2.6)
Deferred tax liabilities	(123.8)	(107.2)
Deferred tax assets, net of deferred tax liabilities	$78.6	$107.9

The net deferred tax asset is classified in the Consolidated Balance Sheets as follows (in millions):

	September 30,
	2020	2019
Long-term net deferred tax asset	$78.6	$107.9
Long-term net deferred tax liability	—	—
Net deferred tax asset (liability)	$78.6	$107.9

As of September 30, 2020, the Company had $42.0 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from seven years to an unlimited period. In addition, the Company had $167.7 million of state net operating loss carryforwards, which can be carried forward anywhere from five years to an unlimited period and state credit carryforwards of $25.8 million, which are subject to expiration in 2026 to 2035. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards and state credit carryforwards were $10.7 million, $6.6 million and $17.2 million, respectively. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains a valuation allowance against foreign deferred tax assets of $17.4 million as of September 30, 2020.

At September 30, 2020, the Company had undistributed earnings of $392.5 million from its investment in non-U.S. subsidiaries. The Company has not recognized deferred tax liabilities for temporary differences related to the Company’s foreign operations as the Company considers that its undistributed earnings are intended to be indefinitely reinvested. Should the Company’s undistributed earnings from its investment in non-U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes estimated at $24.3 million, including the impact of the regulations discussed below.

On August 21, 2020, the U.S. Treasury Department and the U.S. Internal Revenue Service released final regulations related to the Tax Reform Act (the “final tax regulations”) related to the foreign dividends received deduction and global intangible low-taxed income. The final tax regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance and are effective retroactively to the Company’s 2018 tax year and purport to cause certain intercompany transactions the Company engaged in during 2018 to produce U.S. taxable income upon a subsequent distribution from a controlled foreign corporation.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has analyzed the tax regulations and concluded that the U.S. Treasury Department exceeded regulatory authority and that the temporary tax regulations are contrary to the congressional intent of the underlying statute. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the temporary tax regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue would result in $18.4 million of tax liability which is included in the $24.3 million disclosed withholding tax above.

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Fiscal Year Ended September 30,
	2020	2019	2018
Balance at beginning of year	$97.3	$33.7	$37.2
Additions for tax positions related to current year	46.2	63.3	4.2
Additions for tax positions related to prior years	1.4	5.4	5.4
Reductions for tax positions related to prior years	(61.8)	(0.8)	(7.1)
Settlements	(1.3)	(0.9)	(4.1)
Lapse of statutes of limitations	(2.0)	(3.4)	(1.9)
Balance at end of year	$79.8	$97.3	$33.7

As of September 30, 2020, net unrecognized tax benefits of $17.2 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. During fiscal 2020, 2019 and 2018, the Company recognized expense of $1.3 million, expense of $0.1 million and income of $3.7 million related to interest and penalties, respectively. At September 30, 2020 and 2019, the Company had accruals for the payment of interest and penalties of $5.7 million and $4.4 million, respectively. During fiscal 2021, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by approximately $7.3 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. As of September 30, 2020, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2013 - 2020
Belgium	2018 - 2020
Brazil	2015 - 2020
Canada	2016 - 2020
China	2015 - 2020
Mexico	2016 - 2020
Romania	2014 - 2020
Netherlands	2014 - 2020
United Kingdom	2017 - 2020
Other Non-U.S. Countries	2014 - 2020
United States (federal general)	2016 - 2020
United States (federal limited scope)	2012 - 2016
United States (state and local)	2006 - 2020

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Basic weighted-average common shares outstanding	68,149,324	69,819,980	74,001,582
Dilutive stock options and other equity-based compensation awards	638,405	738,255	980,417
Diluted weighted-average common shares outstanding	68,787,729	70,558,235	74,981,999

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Stock options	581,634	506,207	253,238

8.    Receivables

Receivables consisted of the following (in millions):

	September 30,
	2020	2019
Trade receivables - U.S. government	$105.8	$61.8
Trade receivables - other	734.0	997.7
Finance receivables	18.8	13.1
Notes receivable	—	0.4
Other receivables	17.1	32.0
	875.7	1,105.0
Less allowance for doubtful accounts	(9.6)	(11.3)
	$866.1	$1,093.7

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	September 30,
	2020	2019
Current receivables	$857.6	$1,082.3
Long-term receivables	8.5	11.4
	$866.1	$1,093.7

Finance and notes receivable accrual status consisted of the following (in millions):

	September 30,
	Finance Receivables		Notes Receivable
	2020	2019	2020	2019
Receivables on nonaccrual status	$0.2	$2.3	$—	$—
Receivables past due 90 days or more and still accruing	—	—	—	—
Receivables subject to general reserves	16.3	10.8	—	—
Allowance for doubtful accounts	(0.4)	(0.2)	—	—
Receivables subject to specific reserves	2.5	2.3	—	0.4
Allowance for doubtful accounts	(2.3)	(2.0)	—	(0.4)

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quality of Finance Receivables: The Company does not accrue interest income on finance receivables in circumstances where the Company believes collectability is no longer reasonably assured. Any cash payments received on nonaccrual finance receivables are applied first to the principal balances. The Company does not resume accrual of interest income until the customer has shown that it is capable of meeting its financial obligations by making timely payments over a sustained period of time. The Company determines past due or delinquency status based upon the due date of the receivable.

Receivables subject to specific reserves also include loans that the Company has modified in troubled debt restructurings as a concession to customers experiencing financial difficulty. To minimize the economic loss, the Company may modify certain finance receivables. Modifications generally consist of restructured payment terms and time-frames in which no payments are required. Losses on troubled debt restructurings were not significant during fiscal 2020, 2019 or 2018, respectively.

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Fiscal Year Ended September 30, 2020
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$2.2	$0.4	$8.7	$11.3
Provision for doubtful accounts, net of recoveries	0.5	—	(1.1)	(0.6)
Charge-off of accounts	—	(0.4)	(0.7)	(1.1)
Allowance for doubtful accounts at end of year	$2.7	$—	$6.9	$9.6

	Fiscal Year Ended September 30, 2019
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance for doubtful accounts at beginning of year	$2.8	$—	$7.1	$9.9
Provision for doubtful accounts, net of recoveries	(0.6)	0.4	2.0	1.8
Charge-off of accounts	—	—	(0.4)	(0.4)
Allowance for doubtful accounts at end of year	$2.2	$0.4	$8.7	$11.3

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Inventories

Inventories consisted of the following (in millions):

	September 30,
	2020	2019
Raw materials	$745.7	$676.0
Partially finished products	295.2	244.2
Finished products	565.0	433.0
Inventories at FIFO cost	1,605.9	1,353.2
Excess of FIFO cost over LIFO cost	(100.5)	(104.0)
	$1,505.4	$1,249.2

10.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):
	September 30,
	2020	2019
Land and land improvements	$63.9	$55.8
Buildings	377.1	325.8
Machinery and equipment	723.7	701.0
Software and related costs	175.6	181.2
Equipment on operating lease to others	21.7	39.5
Construction in progress	35.0	57.6
	1,397.0	1,360.9
Less accumulated depreciation	(831.1)	(787.3)
	$565.9	$573.6

Depreciation expense was $89.1 million (including $6.9 million of accelerated depreciation related to restructuring actions), $76.7 million and $79.8 million in fiscal 2020, 2019 and 2018, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease to others at September 30, 2020 and 2019 was $18.9 million and $31.3 million, respectively.

11.    Goodwill and Purchased Intangible Assets

As of July 1, 2020, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing in the fourth quarter of fiscal 2020, the Company used a weighted-average cost of capital, depending on the reporting unit, of 8.0% to 13.5% (9.5% to 13.0% at July 1, 2019) and a terminal growth rate of 3.0% (3.0% at July 1, 2019). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach.

At July 1, 2020, approximately 90% of the Company’s recorded goodwill and indefinite-lived purchased intangibles were concentrated within the JLG reporting unit in the Access Equipment segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp prolonged decline in economic conditions, significantly increased pricing pressure on JLG’s margins or other factors leading to reductions in expected long-term sales or profitability at JLG. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill or indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The following table presents changes in goodwill during fiscal 2020 and 2019 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2018	$880.9	$106.1	$20.9	$1,007.9
Foreign currency translation	(12.1)	—	(0.1)	(12.2)
Net goodwill at September 30, 2019	868.8	106.1	20.8	995.7
Foreign currency translation	13.8	—	—	13.8
Net goodwill at September 30, 2020	$882.6	$106.1	$20.8	$1,009.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2020			September 30, 2019
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,814.7	$(932.1)	$882.6	$1,800.9	$(932.1)	$868.8
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.7	(175.9)	20.8	196.7	(175.9)	20.8
	$2,119.5	$(1,110.0)	$1,009.5	$2,105.7	$(1,110.0)	$995.7

Details of the Company’s total purchased intangible assets were as follows (in millions):

	September 30, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.8)	$21.6
Technology-related	11.9	104.7	(103.3)	1.4
Customer relationships	12.8	554.7	(545.6)	9.1
Other	16.3	16.4	(15.0)	1.4
	14.7	731.2	(697.7)	33.5
Non-amortizable trade names		384.7	—	384.7
		$1,115.9	$(697.7)	$418.2

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(32.3)	$23.1
Technology-related	11.9	104.7	(102.6)	2.1
Customer relationships	12.8	554.8	(536.8)	18.0
Other	16.1	16.3	(14.9)	1.4
	14.7	731.2	(686.6)	44.6
Non-amortizable trade names		387.7	—	387.7
		$1,118.9	$(686.6)	$432.3

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

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $21.2 million at September 30, 2020). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis. Non-compete intangible asset lives are based on the terms of the applicable agreements.

The estimated future amortization expense of purchased intangible assets for the five years succeeding September 30, 2020 are as follows: 2021 - $5.3 million; 2022 - $4.8 million; 2023 - $3.4 million; 2024 - $1.6 million and 2025 - $1.5 million.

12.    Leases

The Company leases certain real estate, information technology equipment, warehouse equipment, vehicles and other equipment almost exclusively through operating leases. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. Variable payments, which are generally determined based on the usage rate of the underlying asset, are excluded from the present value of lease payments and are recognized in the period in which the payment is made. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term and economic environment in which the lease is denominated. The incremental borrowing rate is determined using a portfolio approach based on the current rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company has elected not to separate payments for lease components from payments for non-lease components in contracts that contain both components. Lease agreements may include options to extend or terminate the lease. Those options that are reasonably certain of exercise at lease commencement have been included in the term of the lease used to recognize the right of use assets and lease liabilities. The lease terms of the Company’s real estate and equipment leases extend up to 29 years and 16 years, respectively. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases. In September 2020, the Company entered into a new real estate lease for a warehouse in the Access Equipment segment with a lease term of 15 years. The estimated initial right of use asset and lease liability of approximately $35 million will be recorded at lease commencement, which is expected to be in the third quarter of fiscal 2021.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs were as follows (in millions):

Year Ended September 30, 2020
Operating lease cost	$57.4
Variable lease cost	46.1
Short-term lease cost	8.4

Supplemental information related to leases was as follows (in millions):

		September 30, 2020
	Balance Sheet Classification	Finance leases	Operating leases	Total
Lease right of use assets	Other long-term assets	$13.2	$149.0	$162.2
Current lease liabilities	Other current liabilities	3.6	43.5	47.1
Long-term lease liabilities	Other long-term liabilities	9.7	109.1	118.8

Weighted average remaining lease term		4.0 years	5.5 years

Weighted average discount rates		2.4%	2.9%

The table below presents the right of use asset balance for operating leases disaggregated by segment and type of lease (in millions):

	September 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and intersegment eliminations	Total
Real estate leases	$61.4	$28.2	$6.5	$17.9	$7.0	$121.0
Equipment leases	7.3	4.2	2.2	1.9	12.4	28.0
	$68.7	$32.4	$8.7	$19.8	$19.4	$149.0

Maturities of operating lease liabilities at September 30, 2020 and minimum payments for operating leases (under ASC 842) having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in
2021	$47.7
2022	34.9
2023	23.7
2024	16.0
2025	11.5
Thereafter	31.3
Total lease payments	165.1
Less: imputed interest	(12.5)
Present value of lease liability	$152.6

At September 30, 2019, future minimum operating lease payments (under ASC 840) were as follows (in millions):

Amounts due in
2020	$34.0
2021	26.7
2022	15.9
2023	11.3
2024	7.1
Thereafter	11.7

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	September 30,
	2020	2019
Lease right of use asset (See Note 12 of Notes to Consolidated Financial Statements)	$162.2	$—
Deferred income taxes, net (See Note 6 of Notes to Consolidated Financial Statements)	78.6	107.9
Rabbi trust, less current portion	17.9	20.0
Investments in unconsolidated affiliates	12.6	11.0
Customer finance receivables	5.6	7.2
Other	10.1	10.7
	287.0	156.8
Less allowance for doubtful receivables	(0.5)	(0.4)
	$286.5	$156.4

The rabbi trust (the “Trust”) holds investments to fund certain of the Company’s obligations under its nonqualified SERP. Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company’s creditors.

14.    Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(3.0)	297.0
3.100% Senior notes due March 2030	300.0	(3.8)	296.2
	$825.0	$(7.1)	$817.9

Other short-term debt			$5.2

	September 30, 2019
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$275.0	$(0.6)	$274.4
5.375% Senior notes due March 2025	250.0	(2.0)	248.0
4.600% Senior notes due May 2028	300.0	(3.4)	296.6
	$825.0	$(6.0)	$819.0

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

At September 30, 2020, outstanding letters of credit of $59.9 million reduced the available capacity under the Revolving Credit Facility to $790.1 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2020, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at September 30, 2020 was 1.40%.

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

The Credit Agreement contains the following financial covenants:

•

Leverage Ratio: A maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00.

•

Interest Coverage Ratio: A minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated EBITDA to the Company’s consolidated cash interest expense for the previous four quarters) as of the last day of any fiscal quarter of 2.50 to 1.00.

The Company was in compliance with the financial covenants contained in the Credit Agreement as of September 30, 2020.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 35.0 million Chinese renminbi ($5.2 million) outstanding on the uncommitted line of credit at September 30, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at September 30, 2020.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At September 30, 2020, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $342 million ($322 million at September 30, 2019) and $316 million, respectively. The fair value of the Term Loan approximated book value at both September 30, 2020 and 2019. See Note 22 of the Notes to Consolidated Financial Statements for the definition of a Level 2 input.

15.    Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs recorded were $57.9 million, $54.9 million and $57.0 million in fiscal 2020, 2019 and 2018, respectively.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of year	$65.1	$75.3
Adoption of ASC 606	—	(14.4)
Warranty provisions	43.1	55.5
Settlements made	(55.9)	(50.2)
Changes in liability for pre-existing warranties, net	14.8	(0.8)
Foreign currency translation	0.3	(0.3)
Balance at end of year	$67.4	$65.1

Changes in the liability for pre-existing warranties in fiscal 2020 of $12.3 million within the Defense segment primarily relate to additional warranty costs on the Joint Light Tactical Vehicle (JLTV) program. Due to the adoption of ASC 606, the Company determined that certain warranties previously classified as assurance-type warranties are service-type warranties. The liabilities associated with service-type warranties are disclosed in Note 3 of the Notes to Consolidated Financial Statements.

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

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2020 the Company guaranteed an aggregate of $749.8 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at September 30, 2020 was $150.2 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2020 the Company guaranteed to support an aggregate of $92.7 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at September 30, 2020 was $11.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liability were as follows (in millions):

	Fiscal Year Ended September 30,
	2020	2019
Balance at beginning of year	$15.8	$10.4
Provision for new credit guarantees	4.9	9.9
Changes for pre-existing guarantees, net	(0.5)	(0.5)
Amortization of previous guarantees	(5.0)	(3.8)
Foreign currency translation	0.3	(0.2)
Balance at end of year	$15.5	$15.8

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Restructuring and Other Charges

On June 29, 2020, the Company committed to a series of restructuring activities within its Access Equipment segment. On that day, the Company announced that it would close its Medias, Romania manufacturing facility. The Company intends to relocate production to factories in the United States, Mexico and China. The Company also announced that it would close its service center in Riverside, California. Both facilities are being closed to simplify and better align operations to support customers and enable sustainable growth. The Company intends to cease all operations in Medias by June 30, 2021 and in Riverside by December 31, 2020. In addition, the Access Equipment segment initiated targeted reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company incurred charges related to restructuring of $10.4 million during fiscal 2020, consisting of severance costs, other post-employment-related benefits and an impairment on a lease. The Company incurred additional charges of $4.7 million related to these restructuring actions, including $2.8 million of accelerated depreciation, $1.6 million in inventory obsolescence and $0.3 million of other operational costs.

On July 23, 2020, the Company committed to a series of restructuring activities within the Commercial segment. On that day, the Company announced that it will cease production of rear discharge concrete mixers at its Dodge Center, Minnesota facility and relocate it to other concrete mixer factories in North America. The Dodge Center factory will focus on refuse collection vehicle manufacturing. The Company believes both product lines will benefit from focused facilities. The Company intends to cease all concrete mixer operations in Dodge Center by December 31, 2020. In addition, the Commercial segment reduced its salaried workforce in response to the ongoing COVID-19 pandemic. The Company incurred charges related to restructuring of $1.5 million during fiscal 2020, consisting of severance costs and other post-employment-related benefits. In addition, the Commercial segment experienced $4.1 million of accelerated depreciation as a result of this action.

Pre-tax restructuring charges were as follows (in millions):

	Fiscal Year Ended September 30, 2020
	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$2.9	$7.5	$10.4
Commercial	0.7	0.8	1.5
Fire & Emergency	0.3	1.1	1.4
Corporate	—	1.1	1.1
Total	$3.9	$10.5	$14.4

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2019	$—	$—	$—	$—
Restructuring provision	13.3	0.8	0.3	14.4
Utilized - cash	(3.5)	—	—	(3.5)
Utilized - noncash	—	(0.8)	—	(0.8)
Foreign currency translation	(0.1)	—	—	(0.1)
Balance at September 30, 2020	$9.7	$—	$0.3	$10.0

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2020 and 2019, the estimated net liabilities for product and general liability claims totaled $33.8 million and $36.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $721.1 million and $552.2 million at September 30, 2020 and 2019, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $64.4 million and $63.7 million at September 30, 2020 and 2019, respectively.

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

At September 30, 2020, approximately 23% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):
	Fiscal Year Ended September 30,
	2020	2019	2018
DoD	$2,300.4	$2,006.9	$1,648.4
Foreign military sales	71.2	27.7	28.0
Total DoD sales	$2,371.6	$2,034.6	$1,676.4

No other customer represented more than 10% of sales for fiscal 2020, 2019 or 2018.

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

The Company recognized an $18.5 million gain during fiscal 2020 upon receipt of proceeds for a claim under its property and business interruption insurance. The claim was primarily for property damage and lost profits due to a weather-related roof collapse that occurred at one of the Commercial segment’s facilities in February 2019. The gain has been recognized as a reduction of cost of sales ($10.8 million), a reduction of selling, general and administrative expense ($1.5 million) and miscellaneous income ($6.2 million).

The Company recognized a $6.6 million gain during fiscal 2018 upon receipt of proceeds for a claim under its business interruption insurance. The claim was primarily for lost profits due to an accident that occurred at one of the Commercial segment’s facilities in January 2017. The gain has been recognized as a reduction of cost of sales.

19.    Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company repurchased 550,853 shares of its Common Stock under this authorization in fiscal 2020 at a cost of $40.8 million. The Company repurchased 4,866,532 shares of Common Stock under this authorization in fiscal 2019 at a cost of $350.1 million. The Company repurchased 3,273,040 shares of Common Stock under this authorization in fiscal 2018 at a cost of $249.3 million. The Company has remaining authority to repurchase 7,459,328 shares of Common Stock as of September 30, 2020.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017	$(46.2)	$(78.6)	$(0.2)	$(125.0)
Other comprehensive income (loss) before reclassifications	33.1	(17.6)	0.6	16.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.2	—	(0.1)	2.1
Net current period other comprehensive income (loss)	35.3	(17.6)	0.5	18.2
Balance at September 30, 2018	(10.9)	(96.2)	0.3	(106.8)
Tax impact of U.S. tax reform on Accumulated Other Comprehensive Income (ASU 2018-02)	(9.1)	—	—	(9.1)
Balance at October 1, 2018	(20.0)	(96.2)	0.3	(115.9)
Other comprehensive income (loss) before reclassifications	(49.5)	(36.3)	—	(85.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	—	0.1
Net current period other comprehensive income (loss)	(49.4)	(36.3)	—	(85.7)
Balance at September 30, 2019	(69.4)	(132.5)	0.3	(201.6)
Other comprehensive income (loss) before reclassifications	(29.3)	30.4	(0.5)	0.6
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	—	(0.2)	2.6
Net current period other comprehensive income (loss)	(26.5)	30.4	(0.7)	3.2
Balance at September 30, 2020	$(95.9)	$(102.1)	$(0.4)	$(198.4)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 5 of the Notes to Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of	Fiscal Year Ended September 30,
	income (expense)	2020	2019	2018
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.7	$0.2	$0.9
Actuarial (gains) losses	Miscellaneous, net	3.1	—	2.0
Total before tax		3.8	0.2	2.9
Tax benefit		(1.0)	(0.1)	(0.7)
Net of tax		$2.8	$0.1	$2.2

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Derivative Financial Instruments and Hedging Activities

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

At September 30, 2020, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $9.1 million. Net gains or losses related to these contracts are recorded within the same line item in the Consolidated Statements of Income impacted by the hedged item. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is under twelve months.

The Company enters into forward foreign currency exchange contracts to create economic hedges to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings within “Miscellaneous, net” in the Consolidated Statements of Income. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At September 30, 2020, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $90.7 million in notional amounts covering a variety of foreign currency exposures.

The fair values of all open derivative instruments were as follows (in millions):

	September 30, 2020		September 30, 2019
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$0.5	$0.4	$—

Not designated as hedging instruments:
Foreign exchange contracts	—	2.0	0.4	0.4
	$—	$2.5	$0.8	$0.4

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax effects of derivative instruments consisted of the following (in millions):

		Fiscal Year Ended September 30,
	Classification of Gains (Losses)	2020	2019	2018
Cash flow hedges:
Foreign exchange contracts	Cost of sales	$0.6	$1.3	$(0.5)
		—
Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	1.7	(1.7)	(2.4)
Interest rate contracts	Miscellaneous, net	—	—	(0.7)
		$2.3	$(0.4)	$(3.6)

22.    Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	—	—	—
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	0.8	—	0.8
Liabilities:
Foreign currency exchange derivatives (b)	$—	$0.4	$—	$0.4
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

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (See Note 10 of the Notes to Consolidated Financial Statements for impairments of long-lived assets, Note 11 of the Notes to Consolidated Financial Statements for impairment valuation analysis of intangible assets and Note 12 of the Notes to Consolidated Financial Statements for impairments of right of use assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defense: This segment consists of Oshkosh Defense. Oshkosh Defense designs and manufactures tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world. Sales to the DoD accounted for 98%, 97% and 90% of the segment’s sales for fiscal 2020, 2019 and 2018, respectively.

Fire & Emergency: This segment includes Pierce, Airport Products and Kewaunee. These business units design, manufacture and market commercial and custom fire vehicles, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad.

Commercial: This segment includes McNeilus, London, IMT and Oshkosh Commercial. McNeilus and London design, manufacture, market and distribute refuse collection vehicles and components. McNeilus, London and Oshkosh Commercial also design, manufacture, market and distribute concrete mixer vehicles and components. IMT is a designer and manufacturer of field service vehicles and truck-mounted cranes for niche markets. Sales are made primarily to commercial and municipal customers in the Americas.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Fiscal Year Ended September 30,
	2020			2019			2018
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$1,101.7	$—	$1,101.7	$1,944.4	$—	$1,944.4	$2,017.2	$—	$2,017.2
Telehandlers	680.4	—	680.4	1,254.9	—	1,254.9	948.9	—	948.9
Other	723.6	9.4	733.0	880.4	—	880.4	810.7	—	810.7
Total Access Equipment	2,505.7	9.4	2,515.1	4,079.7	—	4,079.7	3,776.8	—	3,776.8

Defense	2,260.3	1.9	2,262.2	2,030.3	1.8	2,032.1	1,827.3	1.6	1,828.9

Fire & Emergency	1,138.1	9.0	1,147.1	1,249.8	16.3	1,266.1	1,053.6	16.1	1,069.7

Commercial
Concrete placement	403.5	—	403.5	439.9	—	439.9	491.8	—	491.8
Refuse collection	437.2	—	437.2	451.9	—	451.9	438.3	—	438.3
Other	110.6	6.5	117.1	128.3	2.1	130.4	116.7	7.9	124.6
Total Commercial	951.3	6.5	957.8	1,020.1	2.1	1,022.2	1,046.8	7.9	1,054.7
Corporate and intersegment eliminations	1.4	(26.8)	(25.4)	2.1	(20.2)	(18.1)	1.0	(25.6)	(24.6)
Consolidated	$6,856.8	$—	$6,856.8	$8,382.0	$—	$8,382.0	$7,705.5	$—	$7,705.5

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2020	2019	2018
Operating income (loss):
Access Equipment (a)	$198.6	$502.6	$387.5
Defense (b)	183.5	203.3	225.4
Fire & Emergency (c)	151.1	176.5	137.6
Commercial (d)	81.2	66.8	67.5
Corporate (e)	(125.7)	(152.2)	(162.0)
Consolidated	488.7	797.0	656.0
Interest expense, net of interest income (f)	(51.8)	(47.6)	(55.6)
Miscellaneous other (expense) income (g)	2.2	1.3	(5.8)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$439.1	$750.7	$594.6

(a)

Fiscal 2020 results include $10.4 million of restructuring costs and $4.7 million operating expenses related to restructuring plans. Fiscal 2018 results include $4.7 million of restructuring costs and $24.8 million of operating expenses related to restructuring plans.

(b)

Fiscal 2020 results include reimbursement of $0.9 million of legal costs associated with an arbitration settlement. Fiscal 2018 results include a $19.0 million gain for a litigation settlement (See Note 18 of the Notes to Consolidated Financial Statements for additional details regarding the settlement).

(c)	Fiscal 2020 includes $1.4 million of restructuring costs.
(d)

Fiscal 2020 results include $1.5 million of restructuring costs, $4.1 million of accelerated depreciation related to restructuring actions, a gain of $12.3 million arising from a business interruption insurance recovery and a gain on the sale of a business of $3.1 million. Fiscal 2018 results include $5.4 million of restructuring costs, a business interruption insurance gain of $6.6 million and a loss on the sale of a small product line of $1.4 million

(e)	Fiscal 2020 includes $1.1 million of restructuring costs.
(f)

Fiscal 2020 results include $8.5 million in debt extinguishment costs and $3.3 million interest income from an arbitration settlement in the Defense segment. Fiscal 2018 results include $9.9 million in debt extinguishment costs.

(g)	Fiscal 2020 results include a $6.2 million gain from insurance proceeds in excess of property loss in the Commercial segment.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 30,
	2020	2019	2018
Depreciation and amortization:
Access Equipment (a)	$42.1	$58.2	$61.1
Defense	20.1	17.3	15.2
Fire & Emergency	10.0	9.5	9.5
Commercial (b)	17.1	12.4	12.9
Corporate	14.9	17.8	21.8
Consolidated	$104.2	$115.2	$120.5
Capital expenditures:
Access Equipment (c)	$56.5	$61.4	$34.2
Defense	32.3	31.4	29.1
Fire & Emergency	6.8	12.8	12.8
Commercial (c)	18.9	18.1	12.0
Corporate (d)	15.7	50.5	12.0
Consolidated	$130.2	$174.2	$100.1

(a)	Includes $2.8 million of accelerated deprecation associated with restructuring actions in fiscal 2020.
(b)	Includes $4.1 million of accelerated deprecation associated with restructuring actions in fiscal 2020.
(c)	Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.
(d)	Capital expenditures include capital spending for the construction of the Company’s new global headquarters.

	September 30,
	2020	2019
Identifiable assets:
Access Equipment:
U.S.	$2,151.4	$2,317.2
Europe, Africa and Middle East	383.4	403.4
Rest of the world (a)	359.0	252.6
Total Access Equipment	2,893.8	2,973.2
Defense:
U.S.	1,055.5	883.0
Rest of the world	7.2	6.7
Total Defense	1,062.7	889.7
Fire & Emergency - U.S.	586.8	587.9
Commercial:
U.S.	370.7	383.6
Rest of the world	47.5	48.9
Total Commercial	418.2	432.5
Corporate:
U.S. (b)	854.4	597.6
Rest of the world (a)	—	85.4
Total Corporate	854.4	683.0
Consolidated	$5,815.9	$5,566.3

(a)	Control of a shared manufacturing facility in Mexico transferred to the Access Equipment segment effective October 1, 2019.
(b)	Primarily includes cash and short-term investments and the Company’s global headquarters.

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Fiscal Year Ended September 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,881.6	$2,151.1	$1,069.4	$947.0	$(25.4)	$6,023.7
Europe, Africa and Middle East	275.3	107.0	29.8	1.6	—	413.7
Rest of the World	358.2	4.1	47.9	9.2	—	419.4
Consolidated	$2,515.1	$2,262.2	$1,147.1	$957.8	$(25.4)	$6,856.8

	Fiscal Year Ended September 30, 2019
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$3,147.9	$1,946.7	$1,142.3	$997.8	$(18.1)	$7,216.6
Europe, Africa and Middle East	548.6	84.0	27.7	3.9	—	664.2
Rest of the World	383.2	1.4	96.1	20.5	—	501.2
Consolidated	$4,079.7	$2,032.1	$1,266.1	$1,022.2	$(18.1)	$8,382.0

	Fiscal Year Ended September 30, 2018
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$2,849.9	$1,612.9	$1,006.8	$1,044.6	$(24.6)	$6,489.6
Europe, Africa and Middle East	630.2	215.0	4.7	1.9	—	851.8
Rest of the World	296.7	1.0	58.2	8.2	—	364.1
Consolidated	$3,776.8	$1,828.9	$1,069.7	$1,054.7	$(24.6)	$7,705.5

OSHKOSH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Unaudited Quarterly Results (in millions, except per share amounts)

	Fiscal Year Ended September 30, 2020
	4th Quarter (a)	3rd Quarter (b)	2nd Quarter (c)	1st Quarter
Net sales	$1,784.2	$1,580.8	$1,796.7	$1,695.1
Gross income	280.9	257.5	292.4	289.5
Operating income	127.4	118.6	133.6	109.1
Net income	100.0	80.2	68.6	75.7
Earnings per share:
Basic	$1.47	$1.18	$1.00	$1.11
Diluted	$1.46	$1.17	$0.99	$1.10
Common Stock per share dividends	$0.30	$0.30	$0.30	$0.30
(a)

The fourth quarter of fiscal 2020 was impacted by restructuring-related charges of $13.0 million ($9.5 million, net of tax) in the Access Equipment, Fire & Emergency and Commercial segments and Corporate, a gain of $4.2 million ($3.2 million, net of tax) for an arbitration settlement in the Defense segment, business interruption insurance proceeds of $18.5 million ($14.2 million, net of tax) in the Commercial segment and a gain on the sale of a business of $3.1 million ($2.8 million net of tax) in the Commercial segment.

(b)	The third quarter of fiscal 2020 was impacted by restructuring charges of $10.2 million ($8.4 million, net of tax) in the Access Equipment, Fire & Emergency and Commercial segments.
(c)

The second quarter of fiscal 2020 was impacted by debt extinguishment costs of $8.5 million ($6.5 million, net of tax) and a tax charge of $11.4 million related to the establishment of a valuation allowance on net operating losses for an entity in Europe.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2020, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company has no information to report pursuant to Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1: Elections of Directors,” “Governance of the Company — Audit Committee” and “Stock Ownership — Delinquent Section 16(a) Reports”, if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Information about our Executive Officers” included under Part I of this report.

The Company has adopted the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives, including, the Company’s Chief Executive Officer, the Company’s Executive Vice President and Chief Financial Officer, the Company’s Executive Vice President, General Counsel and Secretary, the Company’s Senior Vice President Finance and Controller and the Presidents, Vice Presidents of Finance and Controllers of the Company’s business units, or persons holding positions with similar responsibilities at business units, and other officers elected by the Company’s Board of Directors at the vice president level or higher. The Company has posted a copy of the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives on the Company’s website at www.oshkoshcorp.com, and any such Code of Ethics is available in print to any shareholder who requests it from the Company’s Secretary. The Company intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the Oshkosh Corporation Code of Ethics Applicable to Directors and Senior Executives by posting such information on its website at www.oshkoshcorp.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Agreements” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of September 30, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,731,277	$74.38	4,039,917
Equity compensation plans not approved by security holders	—	—	—
	1,731,277	$74.38	4,039,917

(1)

Represents options to purchase shares of the Company’s Common Stock granted under the 2009 Incentive Stock and Awards Plan, as amended and restated, and 2017 Incentive Stock and Award Plan, both of which were approved by the Company’s shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included under the caption “Proposal 2: Ratification of the Appointment of Independent Auditor for Fiscal 2021 — Audit and Non-Audit Fees” in the Company’s definitive proxy statement for the 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended September 30, 2020, are contained in Item 8:

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

4.2

Indenture, dated as of May 17, 2018, between Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 21, 2018 (File No. 1-31371)).

4.3

Supplemental Indenture, dated May 17, 2018, between Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 21, 2018 (File No. 1-31371)).

4.4

Second Supplemental Indenture, dated February 26, 2020, between Oshkosh Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 26, 2020 (File No. 1-31371)).

4.5	Description of Registrants Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (File No. 1-31371)).

10.1

Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan K. Brandt, John J. Bryant, Ignacio A. Cortina, Thomas P. Hawkins, James W. Johnson, Bradley M. Nelson, Frank R. Nerenhausen, Tina R. Schoner, Anupam Khare, John C. Pfeifer and Michael E. Pack (each of the persons identified has signed this form or a form substantially similar) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3	Summary of Cash Compensation for Non-Employee Directors.*

10.4

Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.5

Oshkosh Corporation 2009 Incentive Stock and Awards Plan as Amended and Restated, as amended January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-31371)).*

10.6

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 18, 2009 (File No. 1-31371)).*

10.7

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement for awards granted on or after September 19, 2011 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (File No. 1-31371)).*

10.8

Form of Oshkosh Corporation 2009 Incentive Stock and Awards Plan Non-Employee Director Stock Option Award (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 1-31371)).*

10.9

Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.10

Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.11

Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.12

Form of Severance Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.13

Form of Key Executive Employment Agreement between Oshkosh Corporation and Wilson R. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-31371)).*

10.14

Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

10.15

Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.16

Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.17

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Options Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.18

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.19

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.20

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.21

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.22

Post-Employment Consulting Agreement, dated January 1, 2020, between Oshkosh Corporation and David M. Sagehorn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-31371)).*

10.23	Severance Agreement and Full and Final Release, dated August 3, 2020, between Oshkosh Corporation and Robert H. Sims.*

11	Computation of per share earnings (contained in Note 7 of “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2020.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated November 18, 2020.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2020.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated November 18, 2020.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentations Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

November 18, 2020	By	/s/ Wilson R. Jones
Wilson R. Jones, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

November 18, 2020	By	/s/ Wilson R. Jones
Wilson R. Jones, Chief Executive Officer and Director (Principal Executive Officer)

November 18, 2020	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 18, 2020	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

November 18, 2020	By	/s/ Keith J. Allman
Keith J. Allman, Director

November 18, 2020	By	/s/ Tyrone M. Jordan
Tyrone M. Jordan, Director

November 18, 2020	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

November 18, 2020	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Chairman of Board

November 18, 2020	By	/s/ Raymond T. Odierno
Raymond T. Odierno, Director

November 18, 2020	By	/s/ Craig P. Omtvedt
Craig P Omtvedt, Director

November 18, 2020	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

November 18, 2020	By	/s/ Sandra E. Rowland
Sandra E. Rowland, Director

November 18, 2020	By	/s/ John S. Shiely
John S. Shiely, Director