Form 10-Q
period 2020-12-31
OSHKOSH CORP
filed 2021-01-27
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 20, 2021, 68,384,387 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2020	2019
Net sales	$1,576.5	$1,695.1
Cost of sales	1,333.9	1,405.6
Gross income	242.6	289.5

Operating expenses:
Selling, general and administrative	145.4	173.4
Amortization of purchased intangibles	1.3	7.0
Total operating expenses	146.7	180.4
Operating income	95.9	109.1

Other income (expense):
Interest expense	(12.0)	(13.1)
Interest income	0.6	1.3
Miscellaneous, net	(1.5)	(0.4)
Income before income taxes and losses of unconsolidated affiliates	83.0	96.9
Provision for income taxes	13.2	20.7
Income before losses of unconsolidated affiliates	69.8	76.2
Equity in losses of unconsolidated affiliates	(0.3)	(0.5)
Net income	$69.5	$75.7

Earnings per share:
Basic	$1.02	$1.11
Diluted	1.01	1.10

Cash dividends declared per share on Common Stock	$0.33	$0.30

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2020	2019
Net income	$69.5	$75.7
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	1.2	0.7
Currency translation adjustments	31.8	19.5
Change in fair value of derivative instruments	(0.1)	(0.5)
Total other comprehensive income (loss), net of tax	32.9	19.7
Comprehensive income	$102.4	$95.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$898.6	$582.9
Receivables, net	699.2	857.6
Unbilled receivables, net	531.4	483.6
Inventories, net	1,502.8	1,505.4
Other current assets	117.4	106.3
Total current assets	3,749.4	3,535.8
Property, plant and equipment, net	555.2	565.9
Goodwill	1,018.7	1,009.5
Purchased intangible assets, net	417.2	418.2
Other long-term assets	275.9	286.5
Total assets	$6,016.4	$5,815.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$5.2
Accounts payable	532.2	577.8
Customer advances	684.6	491.4
Payroll-related obligations	134.4	150.8
Income taxes payable	37.6	14.7
Other current liabilities	322.7	345.2
Total current liabilities	1,711.5	1,585.1
Long-term debt, less current maturities	818.1	817.9
Other long-term liabilities	554.2	562.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	791.4	800.9
Retained earnings	2,793.5	2,747.7
Accumulated other comprehensive loss	(165.5)	(198.4)
Common Stock in treasury, at cost (6,756,616 and 6,950,298 shares, respectively)	(487.5)	(500.2)
Total shareholders’ equity	2,932.6	2,850.7
Total liabilities and shareholders’ equity	$6,016.4	$5,815.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2020	$0.7	$800.9	$2,747.7	$(198.4)	$(500.2)	$2,850.7
Net income	—	—	69.5	—	—	69.5
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	31.8	—	31.8
Cash dividends ($0.33 per share)	—	—	(22.5)	—	—	(22.5)
Exercise of stock options	—	(0.9)	—	—	5.5	4.6
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(15.2)	—	—	15.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.0)	(8.0)
Other	—	—	(1.2)	(0.1)	—	(1.3)
Balance at December 31, 2020	$0.7	$791.4	$2,793.5	$(165.5)	$(487.5)	$2,932.6

	Three Months Ended December 31, 2019
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	75.7	—	—	75.7
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	19.5	—	19.5
Cash dividends ($0.30 per share)	—	—	(20.4)	—	—	(20.4)
Repurchases of Common Stock	—	—	—	—	(9.4)	(9.4)
Exercise of stock options	—	(5.9)	—	—	20.7	14.8
Stock-based compensation expense	—	9.4	—	—	—	9.4
Payment of stock-based restricted and performance shares	—	(17.9)	—	—	17.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.5)	(8.5)
Other	—	—	—	(0.5)	—	(0.5)
Balance at December 31, 2019	$0.7	$794.1	$2,560.3	$(181.9)	$(492.1)	$2,681.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2020	2019
Operating activities:
Net income	$69.5	$75.7
Depreciation and amortization	26.6	28.0
Stock-based compensation expense	6.6	9.4
Deferred income taxes	0.2	0.8
(Gain) loss on sale of assets	2.7	(8.6)
Foreign currency transaction (gains) losses	0.5	(1.3)
Other non-cash adjustments	2.6	0.4
Changes in operating assets and liabilities	259.4	(254.3)
Net cash provided (used) by operating activities	368.1	(149.9)

Investing activities:
Additions to property, plant and equipment	(21.6)	(33.7)
Additions to equipment held for rental	(1.9)	(7.5)
Proceeds from sale of equipment held for rental	2.7	29.0
Other investing activities	(2.5)	(1.0)
Net cash used by investing activities	(23.3)	(13.2)

Financing activities:
Repayments of debt (original maturities greater than three months)	(5.2)	—
Repurchases of Common Stock	(8.0)	(17.9)
Dividends paid	(22.5)	(20.4)
Proceeds from exercise of stock options	4.6	14.8
Other financing activities	(1.2)	(0.3)
Net cash used by financing activities	(32.3)	(23.8)
Effect of exchange rate changes on cash	3.2	2.5
Increase (decrease) in cash and cash equivalents	315.7	(184.4)
Cash and cash equivalents at beginning of period	582.9	448.4
Cash and cash equivalents at end of period	$898.6	$264.0

Supplemental disclosures:
Cash paid for interest	$10.6	$14.6
Cash paid for income taxes	1.9	58.0
Cash paid for operating lease liabilities	13.4	13.8
Operating right-of-use assets obtained	6.1	5.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2020. The interim results are not necessarily indicative of results for the full year. “Oshkosh” refers to Oshkosh Corporation not including its subsidiaries and “the Company” refers to Oshkosh Corporation and its subsidiaries.

The Company sold its interest in Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO) to Astec, Inc. in July 2020. CON-E-CO had sales of $10.3 million for the three months ended December 31, 2019. On October 1, 2020, the Company transferred operational responsibility of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment. As a result, the results of the airport snow removal vehicle business have been included within the Defense segment for financial reporting purposes. Historical information has been reclassified to include the airport snow removal vehicle business in the Defense segment for all periods presented.
2.	New Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company adopted ASU 2016-13 on October 1, 2020 following the modified retrospective method of transition. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company adopted ASU 2017-04 on October 1, 2020. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on October 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (ASC) 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company will be required to adopt ASU 2019-12 as of October 1, 2021. The Company does not expect the adoption of ASU 2019-12 will have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended December 31,
	2020	2019
Net sales	$16.1	$7.6
Operating income	14.8	3.8
Net income	11.3	3.0
Diluted earnings per share	0.16	0.04

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):
	Three Months Ended December 31, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$548.1	$19.6	$268.9	$114.8	$(7.1)	$944.3
Over time	15.6	530.7	5.0	80.9	—	632.2
	$563.7	$550.3	$273.9	$195.7	$(7.1)	$1,576.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended December 31, 2019
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Corporate and Intersegment Eliminations (a)	Total
Point in time	$695.3	$3.9	$250.5	$119.4	$(4.9)	$1,064.2
Over time	22.6	496.5	6.4	104.8	0.6	630.9
	$717.9	$500.4	$256.9	$224.2	$(4.3)	$1,695.1

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

See Note 21 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished good, payments from customers primarily within the Fire & Emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest due on customer advances of $3.9 million and $3.2 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three months ended December 31, 2020 and December 31, 2019, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company reduces contract liabilities when revenue is recognized. Contract liabilities consisted of the following (in millions).

	December 31,	September 30,
	2020	2020
Customer advances	$684.6	$491.4
Other current liabilities	55.1	59.5
Other long-term liabilities	57.9	53.7
Total contract liabilities	$797.6	$604.6

	Three Months Ended December 31,
	2020	2019
Beginning liabilities recognized in revenue	$188.1	$172.9

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three months ended December 31, 2020 or 2019.

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

	Three Months Ended December 31,
	2020	2019
Balance at beginning of period	$64.4	$68.2
Deferred revenue for new service warranties	5.0	5.9
Amortization of deferred revenue	(6.8)	(7.2)
Foreign currency translation	0.4	0.3
Balance at end of period	$63.0	$67.2

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31,	September 30,
	2020	2020
Other current liabilities	$24.4	$24.7
Other long-term liabilities	38.6	39.7
	$63.0	$64.4

Remaining Performance Obligations

As of December 31, 2020, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $4.62 billion, of which $2.46 billion is expected to be satisfied and revenue recognized in the remaining nine months of fiscal 2021, $1.84 billion is expected to be satisfied and revenue recognized in fiscal 2022 and $317.3 million is expected to be satisfied and revenue recognized beyond fiscal 2022. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.
4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At December 31, 2020, the Company had reserved 4,948,264 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2020 was $7.4 million ($6.4 million net of tax). Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2019 was $10.7 million ($8.9 million net of tax).

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Components of net periodic benefit cost
Service cost	$2.9	$2.5
Interest cost	4.1	4.3
Expected return on plan assets	(4.9)	(5.1)
Amortization of prior service cost	0.6	0.4
Amortization of net actuarial loss	1.2	0.8
Expenses paid	0.7	1.0
Net periodic benefit cost	$4.6	$3.9

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Components of net periodic benefit cost
Service cost	$0.6	$0.9
Interest cost	0.3	0.4
Amortization of prior service benefit	(0.4)	(0.2)
Amortization of net actuarial loss (gain)	0.1	(0.1)
Net periodic benefit cost	$0.6	$1.0

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.
6.	Income Taxes

The Company recorded income tax expense of $13.2 million for the three months ended December 31, 2020, or 15.9% of pre-tax income, compared to $20.7 million, or 21.4% of pre-tax income, for the three months ended December 31, 2019. Results for the three months ended December 31, 2020 were favorably impacted by $6.7 million of net discrete tax benefits, including $4.2 million of uncertain tax benefit reserve releases and $2.1 million of interest income, related to amended returns that were approved by the Joint Committee on Taxation. Results for the three months ended December 31, 2019 were favorably impacted by $1.1 million of net discrete tax benefits, including a $1.5 million benefit related to employee stock-based compensation payments.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $66.4 million and $79.8 million as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020, net unrecognized tax benefits, excluding interest and penalties, of $17.4 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2020 and 2019, the Company recognized expense of $0.5 million and $0.1 million, respectively, related to interest and penalties. At December 31, 2020, the Company had accruals for the payment of interest and penalties of $6.2 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $4.1 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended December 31,
	2020	2019
Basic weighted-average common shares outstanding	68,240,322	68,098,220
Dilutive stock options and other equity-based compensation awards	568,241	843,307
Diluted weighted-average common shares outstanding	68,808,563	68,941,527

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2020	2019
Stock options	485,097	516,256

8.	Receivables

Receivables consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Trade receivables - U.S. government	$77.4	$105.8
Trade receivables - other	603.7	734.0
Finance receivables	9.9	18.8
Notes receivable	0.8	—
Other receivables	22.2	17.1
	714.0	875.7
Less allowance for doubtful accounts	(5.8)	(9.6)
	$708.2	$866.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Current receivables	$699.2	$857.6
Long-term receivables	9.0	8.5
	$708.2	$866.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.7	$—	$6.9	$9.6	$2.2	$0.4	$8.7	$11.3
Provision for doubtful accounts, net of recoveries	(1.3)	—	(2.5)	(3.8)	(0.2)	—	(1.4)	(1.6)
Allowance at end of period	$1.4	$—	$4.4	$5.8	$2.0	$0.4	$7.3	$9.7

9.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Raw materials	$765.7	$745.7
Partially finished products	333.2	295.2
Finished products	507.2	565.0
Inventories at FIFO cost	1,606.1	1,605.9
Less: Excess of FIFO cost over LIFO cost	(103.3)	(100.5)
	$1,502.8	$1,505.4

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31, 2020	September 30, 2020
Land and land improvements	$65.1	$63.9
Buildings	382.5	377.1
Machinery and equipment	712.7	723.7
Software and related costs	179.8	175.6
Equipment on operating lease to others	21.3	21.7
Construction in progress	30.4	35.0
	1,391.8	1,397.0
Less accumulated depreciation	(836.6)	(831.1)
	$555.2	$565.9

Depreciation expense was $23.8 million (including $2.8 million of accelerated depreciation related to restructuring actions) and $20.3 million for the three months ended December 31, 2020 and 2019, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2020 and September 30, 2020 was $18.1 million and $18.9 million, respectively.

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

The following table presents changes in goodwill during the three months ended December 31, 2020 (in millions):

	Access Equipment	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2020	$882.6	$106.1	$20.8	$1,009.5
Foreign currency translation	9.1	—	0.1	9.2
Net goodwill at December 31, 2020	$891.7	$106.1	$20.9	$1,018.7

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2020			September 30, 2020
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,823.8	$(932.1)	$891.7	$1,814.7	$(932.1)	$882.6
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	196.8	(175.9)	20.9	196.7	(175.9)	20.8
	$2,128.7	$(1,110.0)	$1,018.7	$2,119.5	$(1,110.0)	$1,009.5

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(34.0)	$21.3
Technology-related	11.9	104.7	(103.4)	1.3
Customer relationships	12.8	554.2	(545.8)	8.4
Other	16.4	16.5	(15.1)	1.4
	14.7	730.7	(698.3)	32.4
Non-amortizable trade names		384.8	—	384.8
		$1,115.5	$(698.3)	$417.2

	September 30, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.8)	$21.6
Technology-related	11.9	104.7	(103.3)	1.4
Customer relationships	12.8	554.7	(545.6)	9.1
Other	16.3	16.4	(15.0)	1.4
	14.7	731.2	(697.7)	33.5
Non-amortizable trade names		384.7	—	384.7
		$1,115.9	$(697.7)	$418.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2021 and the five years succeeding September 30, 2021 are as follows: 2021 (remaining nine months) - $4.0 million; 2022 - $4.8 million; 2023 - $3.4 million; 2024 - $1.6 million; 2025 - $1.5 million; and 2026 - $1.5 million.

12.	Leases

In September 2020, the Company entered into a new real estate lease for a warehouse in the Access Equipment segment with a lease term of 15 years. The estimated initial right of use asset and lease liability of approximately $35 million will be recorded at lease commencement, which is expected to be in the third quarter of fiscal 2021.

The components of lease costs were as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Operating lease cost	$13.8	$13.8
Variable lease cost	9.5	3.8
Short-term lease cost	2.2	1.1

Supplemental information related to operating leases was as follows (in millions):

		December 31, 2020
	Balance Sheet Classification	Finance Leases	Operating Leases	Total
Lease right of use assets	Other long-term assets	$14.5	$144.1	$158.6
Current lease liabilities	Other current liabilities	4.1	42.3	46.4
Long-term lease liabilities	Other long-term liabilities	10.5	106.6	117.1

Weighted average remaining lease term		3.9 years	5.6 years

Weighted average discount rates		2.3%	2.9%

		September 30, 2020
	Balance Sheet Classification	Finance Leases	Operating Leases	Total
Lease right of use assets	Other long-term assets	$13.2	$149.0	$162.2
Current lease liabilities	Other current liabilities	3.6	43.5	47.1
Long-term lease liabilities	Other long-term liabilities	9.7	109.1	118.8

Weighted average remaining lease term		4.0 years	5.5 years

Weighted average discount rates		2.4%	2.9%

The table below presents the right of use asset balance for operating leases disaggregated by segment and type of lease (in millions):

	December 31, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Real estate leases	$63.9	$22.1	$6.0	$17.6	$6.6	$116.2
Equipment leases	7.1	4.1	2.3	2.6	11.8	27.9
	$71.0	$26.2	$8.3	$20.2	$18.4	$144.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Real estate leases	$61.4	$28.2	$6.5	$17.9	$7.0	$121.0
Equipment leases	7.3	4.2	2.2	1.9	12.4	28.0
	$68.7	$32.4	$8.7	$19.8	$19.4	$149.0

Maturities of operating lease liabilities at December 31, 2020 and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in
Remaining nine months of 2021	$36.5
2022	36.5
2023	24.9
2024	15.8
2025	11.3
2026	8.2
Thereafter	29.2
Total lease payments	162.4
Less: imputed interest	(13.5)
Present value of lease liability	$148.9

13.Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(2.9)	297.1
3.100% Senior notes due March 2030	300.0	(3.7)	296.3
	$825.0	$(6.9)	$818.1

	September 30, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(3.0)	297.0
3.100% Senior notes due March 2030	300.0	(3.8)	296.2
	$825.0	$(7.1)	$817.9

Other short-term debt			$5.2

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

At December 31, 2020, outstanding letters of credit of $18.5 million reduced available capacity under the Revolving Credit Facility to $831.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2020, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2020 was 1.40%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2020.

In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. As of December 31, 2020, there were no outstanding borrowings on the uncommitted line of credit. There was 35.0 million Chinese renminbi ($5.2 million) outstanding on the uncommitted line of credit as of September 30, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at both December 31, 2020 and September 30, 2020.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At December 31, 2020, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $353 million ($342 million at September 30, 2020) and $325 million ($316 million at September 30, 2020), respectively. The fair value of the Term Loan approximated book value at both December 31, 2020 and September 30, 2020. See Note 20 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
14.	Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Balance at beginning of period	$67.4	$65.1
Warranty provisions	13.8	10.6
Settlements made	(14.2)	(11.0)
Changes in liability for pre-existing warranties, net	(2.6)	(0.5)
Foreign currency translation	0.2	0.1
Balance at end of period	$64.6	$64.3

15.Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at December 31, 2020 the Company guaranteed an aggregate of $754.0 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2020 was $155.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Residual Value Guarantees: The Company is party to multiple agreements whereby at December 31, 2020 the Company guaranteed to support an aggregate of $92.1 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at December 31, 2020 was $12.2 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Balance at beginning of period	$15.5	$15.8
Adoption of ASC 326	(5.2)	—
Provision for new credit guarantees	0.4	1.5
Changes for pre-existing guarantees, net	0.2	—
Amortization of previous guarantees	(1.0)	(1.4)
Foreign currency translation	0.2	0.1
Balance at end of period	$10.1	$16.0

Due to the adoption of ASC 326, the portion of the guarantee liabilities that relates to current expected credit losses is now recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

16.	Restructuring and Other Charges

On June 29, 2020, the Company committed to a series of restructuring activities within its Access Equipment segment. On that day, the Company announced that it would close its Medias, Romania manufacturing facility. The Company intends to relocate production to factories in the United States, Mexico and China. The Company also announced that it would close its service center in Riverside, California. Both facilities are being closed to simplify and better align operations to support customers and enable sustainable growth. The Company intends to cease all operations in Medias by June 30, 2021 and ceased all operations in Riverside as of December 31, 2020. In addition, the Access Equipment segment initiated targeted reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company incurred charges related to restructuring of $4.8 million during the three months ended December 31, 2020, consisting of long-lived asset impairments, lease termination costs and employee severance costs. The Company incurred additional charges of $3.2 million related to these restructuring actions during the three months ended December 31, 2020, including $2.8 million of accelerated depreciation and $0.4 million in inventory obsolescence.

On July 23, 2020, the Company committed to a series of restructuring activities within the Commercial segment. On that day, the Company announced that it would cease production of rear discharge concrete mixers at its Dodge Center, Minnesota, facility and relocate it to London, Ontario. The Dodge Center factory will focus on refuse collection vehicle manufacturing. The Company believes both product lines will benefit from focused facilities. The Company ceased all concrete mixer operations in Dodge Center as of December 31, 2020. The Company incurred charges related to restructuring of $0.1 million during the three months ended December 31, 2020, consisting of severance costs and other post-employment-related benefits.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-tax restructuring charges were as follows (in millions):

	Three Months Ended December 31, 2020
	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$4.5	$0.3	$4.8
Commercial	0.1	—	0.1
Corporate	—	(0.4)	(0.4)
Total	$4.6	$(0.1)	$4.5

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2020	$9.7	$—	$0.3	$10.0
Restructuring provision	0.2	2.3	2.0	4.5
Utilized - cash	(5.7)	—	(1.4)	(7.1)
Utilized - noncash	—	(2.3)	—	(2.3)
Foreign currency translation	0.1	—	—	0.1
Balance at December 31, 2020	$4.3	$—	$0.9	$5.2

17.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2020 and September 30, 2020, the estimated net liabilities for product and general liability claims totaled $34.6 million and $33.8 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $838.0 million and $721.1 million at December 31, 2020 and September 30, 2020, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $25.5 million and $64.4 million at December 31, 2020 and September 30, 2020, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company did not repurchase any shares of its Common Stock under this authorization during the three months ended December 31, 2020. The Company repurchased 128,869 shares of Common Stock under this authorization during the three months ended December 31, 2019 at a cost of $9.4 million. As of December 31, 2020, the Company has remaining authority to repurchase 7,459,328 shares of Common Stock.

19.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(95.9)	$(102.1)	$(0.4)	$(198.4)
Other comprehensive income (loss) before reclassifications	—	31.8	(0.1)	31.7
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	—	1.2
Net current period other comprehensive income (loss)	1.2	31.8	(0.1)	32.9
Balance at end of period	$(94.7)	$(70.3)	$(0.5)	$(165.5)

	Three Months Ended December 31, 2019
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	19.5	(0.5)	19.0
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	19.5	(0.5)	19.7
Balance at end of period	$(68.7)	$(113.0)	$(0.2)	$(181.9)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended December 31,
		2020	2019
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2
Actuarial (gains) losses	Miscellaneous, net	1.3	0.7
Total before tax		1.5	0.9
Tax provision (benefit)		(0.3)	(0.2)
Net of tax		$1.2	$0.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
SERP plan assets (a)	$23.0	$—	$—	$23.0
Foreign currency exchange derivatives (b)	—	1.2	—	1.2
Liabilities:
Foreign currency exchange derivatives (b)	$—	$5.6	$—	$5.6

September 30, 2020
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Foreign currency exchange derivatives (b)	—	—	—	—
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2020			2019
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$278.0	$—	$278.0	$306.0	$—	$306.0
Telehandlers	122.9	—	122.9	201.4	—	201.4
Other	161.5	1.3	162.8	210.5	—	210.5
Total Access Equipment	562.4	1.3	563.7	717.9	—	717.9

Defense (a)	550.0	0.3	550.3	499.9	0.5	500.4

Fire & Emergency (a)	269.8	4.1	273.9	252.7	4.2	256.9

Commercial
Concrete placement	67.7	—	67.7	75.7	—	75.7
Refuse collection	102.3	—	102.3	115.9	—	115.9
Other	24.2	1.5	25.7	32.3	0.3	32.6
Total Commercial	194.2	1.5	195.7	223.9	0.3	224.2
Corporate and intersegment eliminations (a)	0.1	(7.2)	(7.1)	0.7	(5.0)	(4.3)
Consolidated	$1,576.5	$—	$1,576.5	$1,695.1	$—	$1,695.1

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

	Three Months Ended December 31,
	2020	2019
Operating income (loss):
Access Equipment (a)	$24.9	$69.0
Defense (b)	52.8	31.0
Fire & Emergency (b)	35.1	30.9
Commercial	11.9	17.8
Corporate	(28.8)	(39.6)
Consolidated	95.9	109.1
Interest expense, net of interest income	(11.4)	(11.8)
Miscellaneous other expense	(1.5)	(0.4)
Income before income taxes and losses of unconsolidated affiliates	$83.0	$96.9

(a)	Results for the three months ended December 31, 2020 include $4.8 million of restructuring costs and $3.2 million of other costs related to restructuring plans.
(b)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2020	September 30, 2020
Identifiable assets:
Access Equipment:
U.S.	$1,975.9	$2,151.4
Europe, Africa and Middle East	408.0	383.4
Rest of the World	373.1	359.0
Total Access Equipment	2,757.0	2,893.8
Defense: (a)
U.S.	1,153.0	1,078.7
Rest of the World	5.3	7.2
Total Defense	1,158.3	1,085.9
Fire & Emergency - U.S. (a)	530.9	563.6
Commercial:
U.S.	336.7	370.7
Rest of the World	53.4	47.5
Total Commercial	390.1	418.2
Corporate - U.S. (b)	1,180.1	854.4
Consolidated	$6,016.4	$5,815.9
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.
(b)	Primarily includes cash and short-term investments and the Company’s global headquarters.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$405.3	$494.2	$253.0	$194.5	$(7.1)	$1,339.9
Europe, Africa and Middle East	74.4	55.3	13.0	0.2	—	142.9
Rest of the World	84.0	0.8	7.9	1.0	—	93.7
Consolidated	$563.7	$550.3	$273.9	$195.7	$(7.1)	$1,576.5

	Three Months Ended December 31, 2019
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Eliminations (a)	Total
Net sales:
North America	$547.1	$492.9	$238.4	$218.6	$(4.3)	$1,492.7
Europe, Africa and Middle East	74.2	6.0	0.4	0.4	—	81.0
Rest of the World	96.6	1.5	18.1	5.2	—	121.4
Consolidated	$717.9	$500.4	$256.9	$224.2	$(4.3)	$1,695.1
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.
22.	Subsequent Event

On January 19, 2021, the Company acquired Pratt Miller, which specializes in advanced engineering, technology and innovation across the motorsports and multiple ground vehicle markets, for $115 million in cash. Pratt Miller will be a wholly owned subsidiary of the Defense segment. The Company’s preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. The Company will provide a preliminary purchase price allocation with its fiscal 2021 second quarter Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; the duration and severity of the COVID-19 pandemic; actions that may be taken by governmental authorities and others to address or otherwise mitigate the impact of the COVID-19 pandemic; the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; performance issues with suppliers or subcontractors; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2021 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access Equipment — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as carriers and wreckers. Access Equipment customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies.

Defense — tactical trucks, trailers, supply parts and services sold to the U.S. military and to other militaries around the world, as well as snow removal vehicles for military and civilian airports.

Fire & Emergency — custom and commercial firefighting vehicles and equipment, Aircraft Rescue and Firefighting (ARFF) vehicles, simulators, mobile command and control vehicles and other emergency vehicles primarily sold to fire departments, airports and other governmental units, as well as broadcast vehicles sold to broadcasters and TV stations.

Commercial —refuse collection vehicles sold to commercial and municipal waste haulers, concrete mixers sold to ready-mix companies and field service vehicles and truck-mounted cranes sold to mining, construction and other companies.

Executive Overview

Disciplined execution in the midst of the ongoing COVID-19 pandemic led to the Company reporting earnings per share of $1.01 in the first quarter of fiscal 2021. Although down from earnings per share of $1.10 in the first quarter of fiscal 2020, the results reflected solid performance and exceeded the Company’s expectations despite having manufacturing locations in areas with high COVID-19 infection rates that resulted in production challenges in both the Defense and Fire & Emergency segments during the quarter. The Access Equipment segment benefited from some orders and deliveries late in the quarter as some customers deployed more capital in the first quarter of fiscal 2021 than the Company previously expected. Results for the first quarter of fiscal 2021 included $0.16 per share for cumulative catch-up adjustments in the Defense segment, up from $0.04 per share in the first quarter of fiscal 2020, and $0.09 per share related to the resolution of certain tax matters upon conclusion of an audit. Results for the first quarter of fiscal 2021 also included after-tax charges of $7.8 million, or $0.11 per share, associated with restructuring actions in the Access Equipment segment as well as after-tax costs of $0.6 million, or $0.01 per share related to the Pratt Miller acquisition in the Defense segment.

Consolidated net sales in the first quarter of fiscal 2021 decreased $118.6 million, or 7.0%, to $1.58 billion compared to the first quarter of fiscal 2020. While the COVID-19 pandemic has impacted demand in the Access Equipment and Commercial segments, the Defense and Fire & Emergency segments both provided stability to the Company, with sales increasing in both segments compared to the first quarter of fiscal 2020. Consolidated operating income was $95.9 million, or 6.1% of sales, a decrease of 12.1% from the first quarter of fiscal 2020. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume offset in part by lower spending as a result of the COVID-19 pandemic.

The Company’s balance sheet remains strong, with available liquidity of $1.7 billion consisting of cash of $897 million and availability under the Company’s revolving line of credit of $832 million at the end of the first quarter of fiscal 2021. The Company’s Board of Directors approved a quarterly dividend payment for the first quarter of fiscal 2021 of $0.33 per share.

The COVID-19 pandemic has continued to drive variability in the Company’s businesses as infection rates evolve around the country, creating challenges for its customers, its suppliers and its operations. Further, the Company expects higher steel costs to introduce additional headwinds for the back half of fiscal 2021. As a result of the dynamic environment and moving variables, the Company is not providing quantitative expectations for fiscal 2021.

The Company is pleased with the annual negotiations with its key Access Equipment segment customers over the past few months and the higher demand for access equipment in the first quarter of fiscal 2021 versus its expectations. The Company continues to expect that Access Equipment segment sales will be down in the first half of fiscal 2021 versus the first half of fiscal 2020, and the Company now believes that Access Equipment segment sales in the second half of fiscal 2021 will return to year over year growth. The Company expects that the second half sales growth in the Access Equipment segment will be sufficient to yield sales growth on a full year basis for the segment. However, the magnitude of expected full year sales growth is uncertain and remains highly dependent on the ongoing evolution of the COVID-19 pandemic and the trajectory of recovery as the impact of the pandemic wanes. The Access Equipment segment is implementing one-week shutdowns per month in U.S. factories during the second quarter of fiscal 2021 to align production with customer requirements. This represents an increased production rate versus the first quarter of fiscal 2021 when the Access Equipment segment was shut down for approximately two weeks per month. The Access Equipment segment expects to be to normalized production levels by the end of the second quarter of fiscal 2021.

The Commercial segment continues to see softness in demand for refuse collection vehicles and concrete mixers, while strong backlogs at the Defense and Fire & Emergency segments provide good visibility for fiscal 2021.

The Company is closely monitoring steel costs, which have increased even more rapidly over the past several weeks than in the Fall. The Company expects to start seeing the impact of higher steel prices in the third and fourth quarter of fiscal 2021. The magnitude and duration of the inflated costs are unknown at this time.

On January 19, 2021, the Company acquired Pratt Miller, which specializes in advanced engineering, technology and innovation across the motorsports and multiple ground vehicle markets, for $115 million. Pratt Miller will be a wholly owned subsidiary of the Defense segment.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	First Quarter Fiscal
	2021	2020
Net sales:
Access Equipment	$563.7	$717.9
Defense	550.3	500.4
Fire & Emergency	273.9	256.9
Commercial	195.7	224.2
Intersegment eliminations and other	(7.1)	(4.3)
	$1,576.5	$1,695.1

First Quarter Fiscal 2021 Compared to 2020

Consolidated net sales in the first quarter of fiscal 2021 decreased $118.6 million, or 7.0%, compared to the first quarter of fiscal 2020 as a result of a decrease in sales in the Access Equipment and Commercial segments, offset in part by higher Defense and Fire & Emergency segment sales.

Access Equipment segment net sales in the first quarter of fiscal 2021 decreased $154.2 million, or 21.5%, compared to the first quarter of fiscal 2020. The decrease in sales was due to lower market demand resulting from the economic downturn as a result of COVID-19.

Defense segment net sales in the first quarter of fiscal 2021 increased $49.9 million, or 10.0%, compared to the first quarter of fiscal 2020 due to higher aftermarket parts & service sales.

Fire & Emergency segment net sales in the first quarter of fiscal 2021 increased $17.0 million, or 6.6%, compared to the first quarter of fiscal 2020 due to higher ARFF vehicle volume as a number of multi-unit international awards were recognized in the first quarter of fiscal 2021.

Commercial segment net sales in the first quarter of fiscal 2021 decreased $28.5 million, or 12.7%, compared to the first quarter of fiscal 2020 due to lower demand caused by the COVID-19 pandemic and the impact of the sale of the concrete batch plant business in the fourth quarter of fiscal 2020. Concrete batch plant sales were $10.3 million in the first quarter of fiscal 2020.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	First Quarter Fiscal
	2021	2020
Cost of sales:
Access Equipment	$486.5	$582.7
Defense	470.8	442.1
Fire & Emergency	218.2	202.2
Commercial	165.2	182.3
Intersegment eliminations and other	(6.8)	(3.7)
	$1,333.9	$1,405.6

First Quarter Fiscal 2021 Compared to 2020

Consolidated cost of sales in the first quarter of fiscal 2021 was $1.33 billion, or 84.6% of sales, compared to $1.41 billion, or 82.9% of sales, in the first quarter of fiscal 2020. The 170 basis point increase in cost of sales as a percentage of sales was primarily due to unfavorable fixed manufacturing absorption as a result of lower production volume related to temporary plant shutdowns (130 basis points) and costs associated with restructuring actions in the Access Equipment segment (50 basis points).

Access Equipment segment cost of sales in the first quarter of fiscal 2021 was $486.5 million, or 86.3% of sales, compared to $582.7 million, or 81.2% of sales, in the first quarter of fiscal 2020. The 510 basis point increase in cost of sales as a percentage of sales was largely due to unfavorable fixed manufacturing absorption as a result of lower production volume related to temporary plant shutdowns (270 basis points), costs associated with restructuring actions (140 basis points) and unfavorable price/cost dynamics (130 basis points), offset in part by improved product mix (90 basis points).

Defense segment cost of sales in the first quarter of fiscal 2021 was $470.8 million, or 85.6% of sales, compared to $442.1 million, or 88.3% of sales, in the first quarter of fiscal 2020. The 270 basis point decrease in cost of sales as a percentage of sales was the result of improved product mix (180 basis points) and larger cumulative catch-up adjustments on contract margins in the first quarter of fiscal 2021 (170 basis points), offset in part by higher engineering and product development costs (60 basis points).

Fire & Emergency segment cost of sales in the first quarter of fiscal 2021 was $218.2 million, or 79.7% of sales, compared to $202.2 million, or 78.7% of sales, in the first quarter of fiscal 2020. The 100 basis point increase in cost of sales as a percentage of sales was primarily attributable to adverse product mix (90 basis points) and unfavorable fixed manufacturing absorption as a result of lower production volume (50 basis points).

Commercial segment cost of sales in the first quarter of fiscal 2021 was $165.2 million, or 84.4% of sales, compared to $182.3 million, or 81.3% of sales, in the first quarter of fiscal 2020. The 310 basis point increase in cost of sales as a percentage of sales was primarily attributable to unfavorable fixed manufacturing absorption as a result of lower production volume (200 basis points) and higher material costs (130 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	First Quarter Fiscal
	2021	2020
Operating income (loss):
Access Equipment	$24.9	$69.0
Defense	52.8	31.0
Fire & Emergency	35.1	30.9
Commercial	11.9	17.8
Corporate	(28.8)	(39.6)
	$95.9	$109.1

First Quarter Fiscal 2021 Compared to 2020

Consolidated operating income in the first quarter of fiscal 2021 decreased 12.1% to $95.9 million, or 6.1% of sales, compared to $109.1 million, or 6.4% of sales, in the first quarter of fiscal 2020. The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($31 million), adverse absorption as a result of lower production ($17 million) and restructuring-related charges in the Access Equipment segment ($8 million), offset in part by lower spending as a result of the COVID-19 pandemic ($21 million), larger cumulative catch-up adjustments on contract margins ($11 million) and favorable product mix ($7 million).

Access Equipment segment operating income in the first quarter of fiscal 2021 decreased 63.9% to $24.9 million, or 4.4% of sales, compared to $69.0 million, or 9.6% of sales, in the first quarter of fiscal 2020. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($40 million), unfavorable fixed manufacturing absorption as a result of lower production volume ($12 million), unfavorable price/cost dynamics ($9 million) and charges related to restructuring actions ($8 million), offset in part by lower spending as a result of the COVID-19 pandemic ($8 million), lower intangible asset amortization ($6 million) and favorable product mix ($5 million).

Defense segment operating income in the first quarter of fiscal 2021 increased 70.3% to $52.8 million, or 9.6% of sales, compared to $31.0 million, or 6.2% of sales, in the first quarter of fiscal 2020. The increase in operating income was due to larger cumulative catch-up adjustments on contract margins ($11 million), favorable product mix ($10 million) and higher gross margin associated with higher sales volume ($7 million), offset in part by higher new product development spending ($5 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that increased Defense segment operating income by $14.8 million in the first quarter of fiscal 2021 primarily a result of adding new orders received during the quarter to the estimate at completion calculations. Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $3.8 million in the first quarter of fiscal 2020.

Fire & Emergency segment operating income in the first quarter of fiscal 2021 increased 13.6% to $35.1 million, or 12.8% of sales, compared to $30.9 million, or 12.0% of sales, in the first quarter of fiscal 2020. The increase in operating income was largely due to higher gross margin associated with higher sales volume ($3 million) and lower spending as a result of the COVID-19 pandemic ($1 million).

Commercial segment operating income in the first quarter of fiscal 2021 decreased 33.1% to $11.9 million, or 6.1% of sales, compared to $17.8 million, or 7.9% of sales, in the first quarter of fiscal 2020. The decrease in operating income was primarily due to lower margin associated with lower sales volume ($8 million) and higher material costs ($3 million), offset in part by lower spending as a result of the COVID-19 pandemic ($2 million).

Corporate operating costs decreased $10.8 million to $28.8 million in the first quarter of fiscal 2021 compared to $39.6 million in the first quarter of fiscal 2020, primarily due to lower spending as a result of the COVID-19 pandemic, including lower consolidated healthcare costs ($9 million), and the timing of share-based compensation expense ($3 million).

Consolidated selling, general and administrative expenses decreased 16.1% to $145.4 million, or 9.2% of sales, in the first quarter of fiscal 2021 compared to $173.4 million, or 10.2% of sales, in the first quarter of fiscal 2020. The decrease in consolidated selling, general and administrative expenses was generally due to lower spending as a result of the COVID-19 pandemic ($21 million), favorable bad debt recoveries ($5 million) and the timing of share-based compensation expense ($3 million).

Analysis of Non-Operating Income Statement Items

First Quarter Fiscal 2021 Compared to 2020

Interest expense net of interest income decreased $0.4 million to $11.4 million in the first quarter of fiscal 2021 compared to $11.8 million in the first quarter of fiscal 2020.

Other miscellaneous expense of $1.5 million and $0.4 million in the first quarter of fiscal 2021 and fiscal 2020, respectively, primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the first quarter of fiscal 2021 of $13.2 million, or 15.9% of pre-tax income, compared to $20.7 million, or 21.4% of pre-tax income, in the first quarter of fiscal 2020. Income tax expense in the first quarter of fiscal 2021 included discrete tax benefits of $6.7 million, primarily related to the resolution of certain tax matters upon conclusion of an audit.

Losses in unconsolidated affiliates of $0.3 million and $0.5 million in the first quarter of fiscal 2021 and 2020, respectively, primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. The Company expects to utilize approximately $120 million of cash during fiscal 2021 for capital spending needs. In addition to cash generated from operations, the Company had other sources of liquidity available at December 31, 2020, including $898.6 million of cash and cash equivalents and $831.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company used available cash and cash equivalents to fund the acquisition of Pratt Miller for $115 million in the second quarter of fiscal 2021.

The Company continues to expect to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at December 31, 2020

The Company’s capitalization was as follows (in millions):

	December 31, 2020	September 30, 2020
Cash and cash equivalents	$898.6	$582.9
Total debt	818.1	823.1
Total shareholders’ equity	2,932.6	2,850.7
Total capitalization (debt plus equity)	3,750.7	3,673.8
Debt to total capitalization	21.8%	22.4%

The Company’s ratio of debt to total capitalization of 21.8% at December 31, 2020 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 41 days at September 30, 2020 to 38 days at December 31, 2020. Days sales outstanding for segments other than the Defense segment decreased from 50 days at September 30, 2020 to 48 days at December 31, 2020. Accounts receivable collections have remained strong throughout the pandemic. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.8 times at September 30, 2020 to 3.4 times at December 31, 2020 as a result of higher inventory levels in the Defense segment as a result of production inefficiencies during the first quarter of fiscal 2021 caused by employee absences related to the COVID-19 pandemic and higher levels of critical raw materials to mitigate shortages in the event of supplier shutdowns.

Cash Flows

Operating Cash Flows

Operating activities provided $368.1 million of cash in the first three months of fiscal 2021 compared to the use of $149.9 million in the first three months of fiscal 2020. The improvement in cash provided by operating activities in the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 was primarily due to improved inventory management in the Access Equipment segment and the receipt of a large customer advance by an Access Equipment segment customer to secure line slots.

Investing Cash Flows

Investing activities used cash of $23.3 million in the first three months of fiscal 2021 compared to $13.2 million in the first three months of fiscal 2020 as a customer in the Access Equipment segment purchased a large amount of equipment in the first quarter of fiscal 2020 that the customer was previously renting. This transaction increased proceeds received from the sale of equipment held for rental by $26.8 million in first quarter of fiscal 2020. Through December 31, 2020, the Company utilized $21.6 million for capital expenditures. The Company anticipates that it will spend $120 million on capital expenditures in fiscal 2021.

Financing Cash Flows

Financing activities used cash of $32.3 million in the first three months of fiscal 2021 compared to $23.8 million in the first three months of fiscal 2020. In the first three months of fiscal 2021, the Company did not repurchase any shares of its Common Stock. In the first three months of fiscal 2020, the Company repurchased 128,869 shares of its Common Stock under the authorization approved by the Company’s Board of Directors at an aggregate cost of $9.4 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of December 31, 2020, the Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan. At December 31, 2020, outstanding letters of credit of $18.5 million reduced available capacity under the Revolving Credit Facility to $831.5 million.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2020 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Notes

In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”) at a discount of $1.2 million. The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

Refer to Note 13 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2020.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2020 have not materially changed since that report was filed.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 36% of the Company’s net sales in the first three months of fiscal 2021. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at December 31, 2020 increased 5.1% to $5.70 billion compared to $5.43 billion at December 31, 2019. Access Equipment segment backlog decreased 23.7% to $771.5 million at December 31, 2020 compared to $1.01 billion at December 31, 2019 due to the timing of the receipt of annual purchase agreements with large national rental company customers. Defense segment backlog increased 14.1% to $3.40 billion at December 31, 2020 compared to $2.98 billion at December 31, 2019 primarily due to higher Joint Light Tactical Vehicle orders, including an international order from Belgium for $125 million received in October 2020. Fire & Emergency segment backlog increased 9.4% to $1.17 billion at December 31, 2020 compared to $1.07 billion at December 31, 2019. The Fire & Emergency segment experienced strong order growth in fiscal 2020 resulting in increased backlog for the segment. Commercial segment backlog decreased 1.6% to $361.0 million at December 31, 2020 compared to $366.8 million at December 31, 2019. Commercial segment backlog at December 31, 2019 included concrete batch plant backlog of $15.8 million. The concrete batch plan business was disposed of in the fourth quarter of fiscal 2020.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 35% of the Company’s December 31, 2020 backlog is not expected to be filled in fiscal 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended December 31, 2020. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2020 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2020, which have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	7,459,328
November 1 - November 30	—	$—	—	7,459,328
December 1 - December 31	—	$—	—	7,459,328
Total	—		—	7,459,328

(1)

In May 2019, the Board of Directors approved a stock repurchase authorization of 10,000,000 shares. At December 31, 2020, the Company had repurchased 2,540,672 shares under this authorization. As a result, 7,459,328 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2020. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	By-Laws of Oshkosh Corporation, as amended effective November 17, 2020

31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2021.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 27, 2021.

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2021.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 27, 2021.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 27, 2021	By	/s/ Wilson R. Jones
Wilson R. Jones, Chief Executive Officer and Director (Principal Executive Officer)

January 27, 2021	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 27, 2021	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)