Form 10-Q
period 2021-03-31
OSHKOSH CORP
filed 2021-04-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 21, 2021, 68,616,914 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$1,889.0	$1,796.7	$3,465.5	$3,491.8
Cost of sales	1,573.9	1,504.3	2,907.8	2,909.9
Gross income	315.1	292.4	557.7	581.9

Operating expenses:
Selling, general and administrative	172.0	157.4	317.4	330.8
Amortization of purchased intangibles	2.3	1.4	3.6	8.4
Total operating expenses	174.3	158.8	321.0	339.2
Operating income	140.8	133.6	236.7	242.7

Other income (expense):
Interest expense	(11.8)	(22.3)	(23.8)	(35.4)
Interest income	0.6	1.6	1.2	2.9
Miscellaneous, net	3.1	(5.8)	1.6	(6.2)
Income before income taxes and earnings (losses) of unconsolidated affiliates	132.7	107.1	215.7	204.0
Provision for income taxes	33.2	38.3	46.4	59.0
Income before earnings (losses) of unconsolidated affiliates	99.5	68.8	169.3	145.0
Equity in earnings (losses) of unconsolidated affiliates	0.1	(0.2)	(0.2)	(0.7)
Net income	$99.6	$68.6	$169.1	$144.3

Earnings per share:
Basic	$1.45	$1.00	$2.48	$2.12
Diluted	1.44	0.99	2.45	2.09

Cash dividends declared per share on Common Stock	$0.33	$0.30	$0.66	$0.60

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$99.6	$68.6	$169.1	$144.3
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	1.2	0.7	2.4	1.4
Currency translation adjustments	(20.0)	(28.4)	11.8	(8.9)
Change in fair value of derivative instruments	0.4	0.7	0.3	0.2
Total other comprehensive income (loss), net of tax	(18.4)	(27.0)	14.5	(7.3)
Comprehensive income	$81.2	$41.6	$183.6	$137.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,093.2	$582.9
Receivables, net	877.1	857.6
Unbilled receivables, net	460.4	483.6
Inventories, net	1,397.2	1,505.4
Other current assets	153.2	106.3
Total current assets	3,981.1	3,535.8
Property, plant and equipment, net	561.2	565.9
Goodwill	1,086.5	1,009.5
Purchased intangible assets, net	447.3	418.2
Other long-term assets	267.7	286.5
Total assets	$6,343.8	$5,815.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$5.2
Accounts payable	662.3	577.8
Customer advances	706.0	491.4
Payroll-related obligations	185.6	150.8
Income taxes payable	19.3	14.7
Other current liabilities	329.3	345.2
Total current liabilities	1,902.5	1,585.1
Long-term debt, less current maturities	818.3	817.9
Other long-term liabilities	604.8	562.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	798.3	800.9
Retained earnings	2,871.0	2,747.7
Accumulated other comprehensive loss	(183.9)	(198.4)
Common Stock in treasury, at cost (6,485,122 and 6,950,298 shares, respectively)	(467.9)	(500.2)
Total shareholders’ equity	3,018.2	2,850.7
Total liabilities and shareholders’ equity	$6,343.8	$5,815.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2020	$0.7	$791.4	$2,793.5	$(165.5)	$(487.5)	$2,932.6
Net income	—	—	99.6	—	—	99.6
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	(20.0)	—	(20.0)
Cash dividends ($0.33 per share)	—	—	(22.7)	—	—	(22.7)
Exercise of stock options	—	(0.6)	—	—	18.8	18.2
Stock-based compensation expense	—	8.3	—	—	—	8.3
Payment of stock-based restricted and performance shares	—	(0.8)	—	—	0.8	—
Other	—	—	0.6	0.4	—	1.0
Balance at March 31, 2021	$0.7	$798.3	$2,871.0	$(183.9)	$(467.9)	$3,018.2

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2019	$0.7	$794.1	$2,560.3	$(181.9)	$(492.1)	$2,681.1
Net income	—	—	68.6	—	—	68.6
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	(28.4)	—	(28.4)
Cash dividends ($0.30 per share)	—	—	(20.5)	—	—	(20.5)
Repurchases of Common Stock	—	—	—	—	(31.4)	(31.4)
Exercise of stock options	—	(4.8)	—	—	13.6	8.8
Stock-based compensation expense	—	8.3	—	—	—	8.3
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Other	—	(2.3)	—	0.7	3.4	1.8
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Six Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2020	$0.7	$800.9	$2,747.7	$(198.4)	$(500.2)	$2,850.7
Net income	—	—	169.1	—	—	169.1
Employee pension and postretirement benefits, net of tax of $0.5	—	—	—	2.4	—	2.4
Currency translation adjustments	—	—	—	11.8	—	11.8
Cash dividends ($0.66 per share)	—	—	(45.2)	—	—	(45.2)
Exercise of stock options	—	(1.5)	—	—	24.3	22.8
Stock-based compensation expense	—	14.9	—	—	—	14.9
Payment of stock-based restricted and performance shares	—	(16.0)	—	—	16.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.0)	(8.0)
Other	—	—	(0.6)	0.3	—	(0.3)
Balance at March 31, 2021	$0.7	$798.3	$2,871.0	$(183.9)	$(467.9)	$3,018.2

	Six Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	144.3	—	—	144.3
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	1.4	—	1.4
Currency translation adjustments	—	—	—	(8.9)	—	(8.9)
Cash dividends ($0.60 per share)	—	—	(40.9)	—	—	(40.9)
Repurchases of Common Stock	—	—	—	—	(40.8)	(40.8)
Exercise of stock options	—	(10.7)	—	—	34.3	23.6
Stock-based compensation expense	—	17.7	—	—	—	17.7
Payment of stock-based restricted and performance shares	—	(18.2)	—	—	18.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.5)	(8.5)
Other	—	(2.3)	—	0.2	3.4	1.3
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2021	2020
Operating activities:
Net income	$169.1	$144.3
Depreciation and amortization	48.3	50.6
Stock-based compensation expense	14.9	17.7
Deferred income taxes	4.0	11.4
(Gain) loss on sale of assets	0.6	(9.9)
Foreign currency transaction gains	(0.7)	(1.5)
Debt extinguishment expense	—	8.5
Other non-cash adjustments	2.4	0.9
Changes in operating assets and liabilities	456.3	(157.2)
Net cash provided by operating activities	694.9	64.8

Investing activities:
Additions to property, plant and equipment	(38.3)	(57.5)
Additions to equipment held for rental	(4.1)	(10.9)
Acquisition of business, net of cash acquired	(112.1)	—
Proceeds from sale of equipment held for rental	7.8	32.5
Other investing activities	1.1	(1.2)
Net cash used by investing activities	(145.6)	(37.1)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	303.9
Repayments of debt (original maturities greater than three months)	(5.2)	(300.0)
Debt extinguishment and issuance costs	—	(9.6)
Repurchases of Common Stock	(8.0)	(49.3)
Dividends paid	(45.2)	(40.9)
Proceeds from exercise of stock options	22.8	23.6
Other financing activities	(2.4)	(0.8)
Net cash used by financing activities	(38.0)	(73.1)
Effect of exchange rate changes on cash	(1.0)	0.9
Increase (decrease) in cash and cash equivalents	510.3	(44.5)
Cash and cash equivalents at beginning of period	582.9	448.4
Cash and cash equivalents at end of period	$1,093.2	$403.9

Supplemental disclosures:
Cash paid for interest	$22.2	$34.0
Cash paid for income taxes	85.8	94.5
Cash paid for operating lease liabilities	27.2	28.3
Operating right-of-use assets obtained	14.0	27.5

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

On January 19, 2021, the Company acquired all of the outstanding membership interests of Pratt & Miller Engineering & Fabrication, Inc. (Pratt Miller), which specializes in advanced engineering, technology and innovation across the motorsports and multiple ground vehicle markets, for $116.1 million, including $112.1 million in cash and contingent cash consideration of $7.0 million, reduced by a receivable of $3.0 million for certain post-closing working capital adjustments. The contingent cash consideration is required to be paid if the revenue earned by the acquired business exceeds certain targets over a three year future period.

The operating results of Pratt Miller have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Pratt Miller had sales of $17.7 million from the acquisition date to March 31, 2021. Pro-forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $5.5	$15.5
Property, plant and equipment	7.8
Goodwill	75.4
Purchased intangible assets	32.3
Other long-term assets	5.8
Total assets	136.8

Liabilities Assumed:
Current liabilities	15.9
Long-term liabilities	4.8
Total liabilities	20.7

Net assets acquired	$116.1

The preliminary valuation of intangible assets consists of $32.3 million of assets subject to amortization with an estimated 7 year average life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $75.4 million recorded as goodwill, representing expected synergies of the combined entity, all of which was allocated to the Defense segment. Approximately $67.2 million of the goodwill is deductible for income tax purposes. The purchase price allocations are preliminary at March 31, 2021 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies.

The Company expensed $0.3 million and $1.0 million of transaction costs related to the acquisition for the three and six months ended March 31, 2021, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company sold its interest in Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO) to Astec, Inc. in July 2020. CON-E-CO had sales of $6.8 million and $17.1 million for the three and six months ended March 31, 2020.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$(3.1)	$15.6	$12.7	$24.8
Operating income	(3.6)	10.6	11.0	14.6
Net income	(2.8)	7.6	8.4	10.4
Diluted earnings per share	$(0.04)	$0.11	$0.12	$0.15

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$721.1	$10.3	$307.6	$126.5	$(7.0)	$1,158.5
Over time	17.1	604.4	4.9	103.5	0.6	730.5
	$738.2	$614.7	$312.5	$230.0	$(6.4)	$1,889.0

	Three Months Ended March 31, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Corporate and Intersegment Eliminations (a)	Total
Point in time	$670.8	$9.1	$236.8	$118.1	$(7.0)	$1,027.8
Over time	22.2	621.9	5.5	118.6	0.7	768.9
	$693.0	$631.0	$242.3	$236.7	$(6.3)	$1,796.7

	Six Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$1,269.2	$29.9	$576.5	$241.3	$(14.2)	$2,102.7
Over time	32.7	1,135.1	9.9	184.4	0.7	1,362.8
	$1,301.9	$1,165.0	$586.4	$425.7	$(13.5)	$3,465.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended March 31, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Corporate and Intersegment Eliminations (a)	Total
Point in time	$1,366.1	$13.0	$487.3	$237.5	$(11.9)	$2,092.0
Over time	44.8	1,118.4	11.9	223.4	1.3	1,399.8
	$1,410.9	$1,131.4	$499.2	$460.9	$(10.6)	$3,491.8

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

See Note 20 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished good, payments from customers primarily within the Fire & Emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest due on customer advances of $4.5 million and $8.4 million was recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2021, respectively, and $4.0 million and $7.2 million for the three and six months ended March 31, 2020, respectively.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company reduces contract liabilities when revenue is recognized. Contract liabilities consisted of the following (in millions).

	March 31,	September 30,
	2021	2020
Customer advances	$706.0	$491.4
Other current liabilities	66.5	59.5
Other long-term liabilities	106.8	53.7
Total contract liabilities	$879.3	$604.6

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning liabilities recognized in revenue	$129.8	$117.7	$317.9	$290.6

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheet. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three and six months ended March 31, 2021 or 2020.

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

	Six Months Ended March 31,
	2021	2020
Balance at beginning of period	$64.4	$68.2
Deferred revenue for new service warranties	11.5	11.8
Amortization of deferred revenue	(13.2)	(14.2)
Foreign currency translation	0.2	0.1
Balance at end of period	$62.9	$65.9

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	September 30,
	2021	2020
Other current liabilities	$23.7	$24.7
Other long-term liabilities	39.2	39.7
	$62.9	$64.4

Remaining Performance Obligations

As of March 31, 2021, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $5.12 billion, of which $1.93 billion is expected to be satisfied and revenue recognized in the remaining six months of fiscal 2021, $2.40 billion is expected to be satisfied and revenue recognized in fiscal 2022 and $781.1 million is expected to be satisfied and revenue recognized beyond fiscal 2022. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.
4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2021, the Company had reserved 4,664,003 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2021 was $9.9 million ($8.3 million net of tax) and $17.3 million ($14.7 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and six months ended March 31, 2020 was $7.2 million ($6.4 million net of tax) and $17.9 million ($15.7 million net of tax), respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$2.9	$2.6	$5.8	$5.1
Interest cost	4.1	4.3	8.2	8.6
Expected return on plan assets	(5.0)	(5.2)	(9.9)	(10.3)
Amortization of prior service cost	0.5	0.4	1.1	0.8
Amortization of net actuarial loss	1.2	0.8	2.4	1.6
Expenses paid	0.8	1.0	1.5	2.0
Net periodic benefit cost	$4.5	$3.9	$9.1	$7.8

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$0.5	$0.8	$1.1	$1.7
Interest cost	0.3	0.4	0.6	0.8
Amortization of prior service benefit	(0.3)	(0.3)	(0.7)	(0.5)
Amortization of net actuarial loss (gain)	—	—	0.1	(0.1)
Net periodic benefit cost	$0.5	$0.9	$1.1	$1.9

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.
6.	Income Taxes

The Company recorded income tax expense of $33.2 million for the three months ended March 31, 2021, or 25.0% of pre-tax income, compared to $38.3 million, or 35.8% of pre-tax income, for the three months ended March 31, 2020. Results for the three months ended March 31, 2021 were unfavorably impacted by $1.4 million of net discrete charges, including a $0.8 million charge related to state audit settlements. Results for the three months ended March 31, 2020 were unfavorably impacted by $11.1 million of net discrete tax charges, including an $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe and a $1.2 million benefit related to employee stock-based compensation payments.

The Company recorded income tax expense of $46.4 million for the six months ended March 31, 2021, or 21.5% of pre-tax income, compared to $59.0 million, or 28.9% of pre-tax income, for the six months ended March 31, 2020. Results for the six months ended March 31, 2021 were favorably impacted by $5.3 million of net discrete tax benefits, including $4.4 million of uncertain tax benefit reserve releases and $2.1 million of interest income related to amended returns and a $0.8 million charge related to state audit settlements. Results for the six months ended March 31, 2020 were unfavorably impacted by $10.0 million of net discrete tax charges, including an $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe and a $2.7 million benefit related to employee stock-based compensation payments.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $62.9 million and $79.8 million as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021, net unrecognized tax benefits, excluding interest and penalties, of $17.6 million would affect the Company’s net income if recognized.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended March 31, 2021 and 2020, the Company recognized expense of $1.0 million and $0.7 million, respectively, related to interest and penalties. At March 31, 2021, the Company had accruals for the payment of interest and penalties of $6.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $3.9 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	68,513,419	68,281,213	68,375,370	68,189,216
Dilutive stock options and other equity-based compensation awards	775,202	590,811	671,722	717,059
Diluted weighted-average common shares outstanding	69,288,621	68,872,024	69,047,092	68,906,275

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock options	—	511,881	242,549	514,069

8.	Receivables

Receivables consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Trade receivables - U.S. government	$115.1	$105.8
Trade receivables - other	739.0	734.0
Finance receivables	8.6	18.8
Other receivables	28.9	17.1
	891.6	875.7
Less allowance for doubtful accounts	(5.7)	(9.6)
	$885.9	$866.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Current receivables	$877.1	$857.6
Long-term receivables	8.8	8.5
	$885.9	$866.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$1.4	$—	$4.4	$5.8	$2.0	$0.4	$7.3	$9.7
Provision for doubtful accounts, net of recoveries	(0.3)	—	0.2	(0.1)	1.1	—	2.8	3.9
Charge-off of accounts	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Allowance at end of period	$1.1	$—	$4.6	$5.7	$3.1	$—	$9.9	$13.0

	Six Months Ended March 31, 2021				Six Months Ended March 31, 2020
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.7	$—	$6.9	$9.6	$2.2	$0.4	$8.7	$11.3
Provision for doubtful accounts, net of recoveries	(1.6)	—	(2.3)	(3.9)	0.9	—	1.4	2.3
Charge-off of accounts	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Allowance at end of period	$1.1	$—	$4.6	$5.7	$3.1	$—	$9.9	$13.0

9.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Raw materials	$734.1	$745.7
Partially finished products	302.0	295.2
Finished products	469.0	565.0
Inventories at FIFO cost	1,505.1	1,605.9
Less: Excess of FIFO cost over LIFO cost	(107.9)	(100.5)
	$1,397.2	$1,505.4

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2021	September 30, 2020
Land and land improvements	$65.6	$63.9
Buildings	387.6	377.1
Machinery and equipment	711.3	723.7
Software and related costs	182.6	175.6
Equipment on operating lease to others	19.6	21.7
Construction in progress	41.6	35.0
	1,408.3	1,397.0
Less accumulated depreciation	(847.1)	(831.1)
	$561.2	$565.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense was $20.2 million and $20.4 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was $41.7 million (including $2.8 million of accelerated depreciation related to restructuring actions) and $40.7 million for the six months ended March 31, 2021 and 2020, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2021 and September 30, 2020 was $16.4 million and $18.9 million, respectively.

11.Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company acquired Pratt Miller on January 19, 2021. The goodwill and intangible values related to the Pratt Miller acquisition are preliminary. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

The following table presents changes in goodwill during the six months ended March 31, 2021 (in millions):

	Access Equipment	Defense	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2020	$882.6	$—	$106.1	$20.8	$1,009.5
Foreign currency translation	1.5	—	—	0.1	1.6
Acquisition	—	75.4	—	—	75.4
Net goodwill at March 31, 2021	$884.1	$75.4	$106.1	$20.9	$1,086.5

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2021			September 30, 2020
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,816.2	$(932.1)	$884.1	$1,814.7	$(932.1)	$882.6
Defense	75.4	—	75.4	—	—	—
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	188.5	(167.6)	20.9	196.7	(175.9)	20.8
	$2,188.2	$(1,101.7)	$1,086.5	$2,119.5	$(1,110.0)	$1,009.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(34.4)	$20.9
Technology-related	11.9	104.8	(103.6)	1.2
Customer relationships	12.8	554.2	(546.6)	7.6
Other	16.4	16.5	(15.1)	1.4
	14.4	730.8	(699.7)	31.1
Preliminary acquisition amortizable intangible assets	7.0	32.3	(0.9)	31.4
	14.1	763.1	(700.6)	62.5
Non-amortizable trade names		384.8	—	384.8
		$1,147.9	$(700.6)	$447.3

	September 30, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.8)	$21.6
Technology-related	11.9	104.7	(103.3)	1.4
Customer relationships	12.8	554.7	(545.6)	9.1
Other	16.3	16.4	(15.0)	1.4
	14.7	731.2	(697.7)	33.5
Non-amortizable trade names		384.7	—	384.7
		$1,115.9	$(697.7)	$418.2

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2021 and the five years succeeding September 30, 2021 are as follows: 2021 (remaining six months) - $4.9 million; 2022 - $9.5 million; 2023 - $8.1 million; 2024 - $6.3 million; 2025 - $6.2 million; and 2026 - $6.2 million.

12.Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(2.8)	297.2
3.100% Senior notes due March 2030	300.0	(3.6)	296.4
	$825.0	$(6.7)	$818.3

	September 30, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(3.0)	297.0
3.100% Senior notes due March 2030	300.0	(3.8)	296.2
	$825.0	$(7.1)	$817.9

Other short-term debt			$5.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2021, outstanding letters of credit of $20.5 million reduced available capacity under the Revolving Credit Facility to $829.5 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2021, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at March 31, 2021 was 1.36%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2021.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. As of March 31, 2021, there were no outstanding borrowings on the uncommitted line of credit. There was 35.0 million Chinese renminbi ($5.2 million) outstanding on the uncommitted line of credit as of September 30, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at both March 31, 2021 and September 30, 2020.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At March 31, 2021, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $339 million ($342 million at September 30, 2020) and $310 million ($316 million at September 30, 2020), respectively. The fair value of the Term Loan approximated book value at both March 31, 2021 and September 30, 2020. See Note 19 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Six Months Ended March 31,
	2021	2020
Balance at beginning of period	$67.4	$65.1
Warranty provisions	24.1	21.0
Settlements made	(31.2)	(26.1)
Changes in liability for pre-existing warranties, net	3.3	5.2
Foreign currency translation	0.1	—
Acquisition	0.3	—
Balance at end of period	$64.0	$65.2

14.Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2021 the Company guaranteed an aggregate of $767.8 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2021 was $147.1 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2021 the Company guaranteed to support an aggregate of $91.8 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at March 31, 2021 was $13.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Balance at beginning of period	$14.7	$16.0	$15.5	$15.8
Adoption of ASC 326	—	—	(0.6)	—
Provision for new credit guarantees	0.4	1.7	0.9	3.2
Changes for pre-existing guarantees, net	(0.4)	1.4	(0.2)	1.4
Amortization of previous guarantees	(0.9)	(2.8)	(1.9)	(4.2)
Foreign currency translation	—	(0.1)	0.1	—
Balance at end of period	$13.8	$16.2	$13.8	$16.2

Due to the adoption of ASC 326, the portion of the guarantee liabilities that relates to current expected credit losses is now recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

15.	Restructuring and Other Charges

On June 29, 2020, the Company committed to a series of restructuring activities within its Access Equipment segment. On that day, the Company announced that it would close its Medias, Romania manufacturing facility. The Company is relocating production to factories in the United States, Mexico and China. The Company also announced that it would close its service center in Riverside, California. Both facilities are being closed to simplify and better align operations to support customers and enable sustainable growth. The Company intends to cease all operations in Medias by June 30, 2021 and did cease all operations in Riverside as of December 31, 2020. In addition, the Access Equipment segment initiated targeted reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company recognized a $1.6 million benefit related to restructuring for the three months ended March 31, 2021 as it was able to reach an agreement with the landlord to terminate a lease. Restructuring costs of $3.2 million were recognized for the six months ended March 31, 2021 consisting of long-lived asset impairments, lease termination costs and employee severance costs. The Company incurred additional charges of $3.8 million related to these restructuring actions for the three months ended March 31, 2021, consisting of $3.4 million of inventory obsolescence and $0.4 million of other costs. The Company incurred $7.0 million related to these restructuring actions for the six months ended March 31, 2021, consisting of $2.8 million of accelerated depreciation, $3.8 million of inventory obsolescence and $0.4 million of other costs.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 23, 2020, the Company committed to a series of restructuring activities within the Commercial segment. On that day, the Company announced that it would cease production of rear discharge concrete mixers at its Dodge Center, Minnesota, facility and relocate it to London, Ontario. The Dodge Center factory will focus on refuse collection vehicle manufacturing. The Company believes both product lines will benefit from focused facilities. The Company ceased all concrete mixer operations in Dodge Center as of December 31, 2020. The Company incurred charges related to restructuring of $0.1 million for the three and six months ended March 31, 2021, consisting of severance costs and other post-employment-related benefits.

Pre-tax restructuring charges were as follows (in millions):

	Three Months Ended March 31, 2021
	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$—	$(1.6)	$(1.6)

	Six Months Ended March 31, 2021
	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$4.5	$(1.3)	$3.2
Commercial	0.1	—	0.1
Corporate	—	(0.4)	(0.4)
Total	$4.6	$(1.7)	$2.9

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2020	$9.7	$—	$0.3	$10.0
Restructuring provision	0.2	2.3	0.4	2.9
Utilized - cash	(6.9)	—	(2.3)	(9.2)
Utilized - noncash	—	(2.3)	1.6	(0.7)
Balance at March 31, 2021	$3.0	$—	$—	$3.0

16.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2021 and September 30, 2020, the estimated net liabilities for product and general liability claims totaled $35.3 million and $33.8 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $973.5 million and $721.1 million at March 31, 2021 and September 30, 2020, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $25.0 million and $64.4 million at March 31, 2021 and September 30, 2020, respectively.

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

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company did not repurchase any shares of its Common Stock under this authorization during the six months ended March 31, 2021. The Company repurchased 550,853 shares of Common Stock under this authorization during the six months ended March 31, 2020 at a cost of $40.8 million. As of March 31, 2021, the Company has remaining authority to repurchase 7,459,328 shares of Common Stock.

18.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(94.7)	$(70.3)	$(0.5)	$(165.5)
Other comprehensive income (loss) before reclassifications	—	(20.0)	0.4	(19.6)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	—	1.2
Net current period other comprehensive income (loss)	1.2	(20.0)	0.4	(18.4)
Balance at end of period	$(93.5)	$(90.3)	$(0.1)	$(183.9)

	Three Months Ended March 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(68.7)	$(113.0)	$(0.2)	$(181.9)
Other comprehensive income (loss) before reclassifications	—	(28.4)	0.7	(27.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	(28.4)	0.7	(27.0)
Balance at end of period	$(68.0)	$(141.4)	$0.5	$(208.9)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended March 31, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(95.9)	$(102.1)	$(0.4)	$(198.4)
Other comprehensive income (loss) before reclassifications	—	11.8	0.3	12.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	—	—	2.4
Net current period other comprehensive income (loss)	2.4	11.8	0.3	14.5
Balance at end of period	$(93.5)	$(90.3)	$(0.1)	$(183.9)

	Six Months Ended March 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	(8.9)	0.2	(8.7)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	—	—	1.4
Net current period other comprehensive income (loss)	1.4	(8.9)	0.2	(7.3)
Balance at end of period	$(68.0)	$(141.4)	$0.5	$(208.9)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.1	$0.4	$0.3
Actuarial losses	Miscellaneous, net	1.2	0.8	2.5	1.5
Total before tax		1.4	0.9	2.9	1.8
Tax benefit		(0.2)	(0.2)	(0.5)	(0.4)
Net of tax		$1.2	$0.7	$2.4	$1.4

19.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair value of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
SERP plan assets (a)	$21.1	$—	$—	$21.1
Foreign currency exchange derivatives (b)	—	0.2	—	0.2
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.6	$—	$2.6

September 30, 2020
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2021			2020
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$358.2	$—	$358.2	$273.7	$—	$273.7
Telehandlers	175.2	—	175.2	217.6	—	217.6
Other	203.2	1.6	204.8	201.7	—	201.7
Total Access Equipment	736.6	1.6	738.2	693.0	—	693.0

Defense (a)	614.3	0.4	614.7	626.1	4.9	631.0

Fire & Emergency (a)	308.7	3.8	312.5	241.9	0.4	242.3

Commercial
Refuse collection	104.4	—	104.4	115.2	—	115.2
Concrete placement	97.3	—	97.3	89.7	—	89.7
Other	27.1	1.2	28.3	30.1	1.7	31.8
Total Commercial	228.8	1.2	230.0	235.0	1.7	236.7
Corporate and intersegment eliminations (a)	0.6	(7.0)	(6.4)	0.7	(7.0)	(6.3)
Consolidated	$1,889.0	$—	$1,889.0	$1,796.7	$—	$1,796.7

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

	Six Months Ended March 31,
	2021			2020
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$636.2	$—	$636.2	$579.7	$—	$579.7
Telehandlers	298.1	—	298.1	419.0	—	419.0
Other	364.7	2.9	367.6	412.2	—	412.2
Total Access Equipment	1,299.0	2.9	1,301.9	1,410.9	—	1,410.9

Defense (a)	1,164.3	0.7	1,165.0	1,126.0	5.4	1,131.4

Fire & Emergency (a)	578.5	7.9	586.4	494.6	4.6	499.2

Commercial
Refuse collection	206.7	—	206.7	231.1	—	231.1
Concrete placement	165.0	—	165.0	165.4	—	165.4
Other	51.3	2.7	54.0	62.4	2.0	64.4
Total Commercial	423.0	2.7	425.7	458.9	2.0	460.9
Corporate and intersegment eliminations (a)	0.7	(14.2)	(13.5)	1.4	(12.0)	(10.6)
Consolidated	$3,465.5	$—	$3,465.5	$3,491.8	$—	$3,491.8

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating income (loss):
Access Equipment (a)	$80.5	$70.8	$105.4	$139.8
Defense (b)	35.5	59.7	88.3	90.7
Fire & Emergency (b)	47.4	19.0	82.5	49.9
Commercial	18.8	8.1	30.7	25.9
Corporate	(41.4)	(24.0)	(70.2)	(63.6)
Consolidated	140.8	133.6	236.7	242.7
Interest expense, net of interest income	(11.2)	(20.7)	(22.6)	(32.5)
Miscellaneous other expense	3.1	(5.8)	1.6	(6.2)
Income before income taxes and losses of unconsolidated affiliates	$132.7	$107.1	$215.7	$204.0

(a)

Results for the three and six months ended March 31, 2021 include a $1.6 million benefit and a $3.2 million charge for restructuring, respectively. The Company incurred additional charges of $3.8 million and $7.0 million of other costs related to restructuring plans in the three and six months ended March 31, 2021, respectively.

(b)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

	March 31, 2021	September 30, 2020
Identifiable assets:
Access Equipment:
U.S.	$1,991.7	$2,151.4
Europe, Africa and Middle East	445.8	383.4
Rest of the World	375.3	359.0
Total Access Equipment	2,812.8	2,893.8
Defense: (a)
U.S.	1,228.7	1,078.7
Rest of the World	4.8	7.2
Total Defense	1,233.5	1,085.9
Fire & Emergency - U.S. (a)	510.5	563.6
Commercial:
U.S.	369.7	370.7
Rest of the World	62.0	47.5
Total Commercial	431.7	418.2
Corporate - U.S. (b)	1,355.3	854.4
Consolidated	$6,343.8	$5,815.9

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.
(b)	Primarily includes cash and short-term investments and the Company’s global headquarters.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$555.4	$551.2	$296.8	$228.0	$(6.4)	$1,625.0
Europe, Africa and Middle East	82.8	63.0	13.3	0.5	—	159.6
Rest of the World	100.0	0.5	2.4	1.5	—	104.4
Consolidated	$738.2	$614.7	$312.5	$230.0	$(6.4)	$1,889.0

	Three Months Ended March 31, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Eliminations (a)	Total
Net sales:
North America	$553.9	$612.0	$234.3	$234.0	$(6.3)	$1,627.9
Europe, Africa and Middle East	84.7	17.7	0.3	0.6	—	103.3
Rest of the World	54.4	1.3	7.7	2.1	—	65.5
Consolidated	$693.0	$631.0	$242.3	$236.7	$(6.3)	$1,796.7

	Six Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$960.7	$1,045.4	$549.8	$422.5	$(13.5)	$2,964.9
Europe, Africa and Middle East	157.2	118.3	26.3	0.7	—	302.5
Rest of the World	184.0	1.3	10.3	2.5	—	198.1
Consolidated	$1,301.9	$1,165.0	$586.4	$425.7	$(13.5)	$3,465.5

	Six Months Ended March 31, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Eliminations (a)	Total
Net sales:
North America	$1,101.0	$1,104.8	$472.7	$452.8	$(10.6)	$3,120.7
Europe, Africa and Middle East	158.9	23.8	0.7	0.9	—	184.3
Rest of the World	151.0	2.8	25.8	7.2	—	186.8
Consolidated	$1,410.9	$1,131.4	$499.2	$460.9	$(10.6)	$3,491.8

(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the overall impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; the duration and severity of the COVID-19 pandemic; the negative impacts of the COVID-19 pandemic on global economies and the Company’s customers, suppliers and employees; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased commodity, raw material, labor and freight costs; the Company’s estimates of access equipment demand which, among other factors, is influenced by customer historical buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; potential impacts of budget constraints facing the U.S. Postal Service (USPS) and continuously changing demands for postal services; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; performance issues with suppliers or subcontractors, particularly as demand rebounds from the COVID-19 pandemic; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2021 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Defense — tactical trucks, trailers, supply parts and services sold to the U.S. military and to other militaries around the world, other specialty vehicles for the U.S. government, as well as snow removal vehicles for military and civilian airports.

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

Executive Overview

The Company reported earnings per share of $1.44 in the second quarter of fiscal 2021, which significantly exceeded earnings per share of $0.99 in the second quarter of fiscal 2020. Results for the second quarter of fiscal 2021 included after-tax charges of $2.5 million, or $0.04 per share, associated with restructuring actions in the Access Equipment segment. Results for the second quarter of fiscal 2020 included an after-tax charge of $6.5 million, or $0.10 per share, associated with the refinancing of the Company’s senior notes and a valuation allowance on deferred tax assets in Europe of $11.4 million, or $0.16 per share.

Consolidated net sales in the second quarter of fiscal 2021 increased $92.3 million, or 5.1%, to $1.89 billion compared to the second quarter of fiscal 2020. The COVID-19 pandemic negatively impacted sales in both the Access Equipment and Fire & Emergency segments in the second quarter of fiscal 2020. As a result of positive vaccination progress and the confidence that brings to the marketplace, demand across the Company, and particularly in the Access Equipment segment, has come back stronger and faster than the Company expected. In the quarter, the Company’s production rates returned to pre COVID-19 pandemic levels. As the economy rebounds the Company is facing significant supply chain challenges, including global semiconductor and resin shortages. The Company’s supply chain team members and third-party suppliers have worked hard to maintain production, but supply chain disruptions will likely remain a risk the Company will continue to manage for the duration of fiscal 2021.

Consolidated operating income increased $7.2 million to $140.8 million, or 7.5% of sales, in the second quarter of fiscal 2021 compared to $133.6 million, or 7.4% of sales, in the second quarter of fiscal 2020. The increase in consolidated operating income was primarily due to improved product mix, the impact of higher gross margin associated with higher sales volume and lower spending resulting from the COVID-19 pandemic, offset in part by higher incentive compensation accruals and a decrease in cumulative catch-up adjustments on contract margins in the Defense segment. Results for the second quarter of fiscal 2021 included a $0.04 per share charge for cumulative catch-up adjustments on contract margins in the Defense segment compared to a $0.11 per share gain in the second quarter of fiscal 2020.

On January 19, 2021, the Company acquired Pratt Miller, which specializes in advanced engineering, technology and innovation across the motorsports and multiple ground vehicle markets, for $116.1 million. Pratt Miller results are included in the Defense segment from the date of acquisition.

On February 23, 2021, the Company was notified that the USPS selected the Company to build its Next Generation Delivery Vehicle (NGDV). The indefinite delivery, indefinite quantity (IDIQ) contract allows the USPS to purchase between 50,000 to 165,000 units over 10 years. The NGDV provides the USPS the ability to significantly modernize its delivery fleet with improved safety, reliability, sustainability and cost-efficiency as well as a much better working experience for the nation’s postal carriers. The Company’s offering provides the USPS with both zero-emission battery electric vehicles (BEV) and fuel efficient, low emission internal combustion engine (ICE) vehicles. The vehicle design also provides the USPS with the flexibility of converting ICE units to BEV in the future. The initial $482 million contract provides for engineering to finalize the production vehicle design, and for tooling and factory build-out activities that are necessary prior to vehicle production. The Company expects to begin delivering production vehicles in the second half of calendar 2023. The USPS production will be included with the Company’s Defense segment.

Orders in the Access Equipment segment were strong in the second quarter of fiscal 2021, leading to a solid backlog of $1.5 billion for this segment at March 31, 2021, up 80% compared to March 31, 2020. Since most third-party forecasts project non-residential construction to be down in calendar 2021, the Company believes replacement demand is driving access equipment sales growth. Fleet ages are elevated throughout the North American access equipment market and the Company believes the need to replace these aged fleets will be a driver for new equipment sales in the coming quarters. The Company is further encouraged that demand has returned across a broad cross section of its customers, which the Company believes signals a healthy and robust market. Steel prices remain at record highs and the Access Equipment segment initiated price increases for new units ordered beginning in early March 2021. Much like the Company experienced in fiscal 2018, when steel costs increased significantly, there will be a lag in the benefit until orders that were in backlog prior to the price increase are delivered.

During the second quarter of fiscal 2021, the Defense segment reorganized production lines in Oshkosh, Wisconsin. The new production line incorporates industry leading technology to further optimize the manufacturing process. The Defense segment experienced higher costs and inefficiencies in the second quarter of fiscal 2021 as part of the move.

The Fire & Emergency segment finished the second quarter of fiscal 2021 with a solid backlog of $1.3 billion. Orders in this segment in the quarter were lower year over year as expected, largely due to COVID-19 pandemic-related impacts on municipal budgets. The Company continues to monitor municipal budgets and believes that the North American fire truck market will decline modestly over the next few quarters as a result of the pandemic.

The Company’s simplification and innovation strategy in the Commercial segment is working, and the Company believes that margins will continue to improve in the segment over the long-term. The Company is seeing solid recovery in quote and order activity for concrete mixers and refuse collection vehicles as the Company believes business is improving as customers move beyond the COVID-19 pandemic. The Company believes the reopening of the U.S. is driving increased refuse collection and construction is picking up again, as evidenced by the Commercial segment’s higher year over year backlog.

Solid performance in the first half of fiscal 2021 as well as the improved visibility for the second half of the year have positioned the Company to reinstate quantitative expectations. The Company has solid backlogs in all segments and has seen a significant reduction in COVID-19 related absenteeism from the first quarter of fiscal 2021. While the Company’s supply chain teams have kept its manufacturing lines running, the Company still faces supply chain risks for the remainder of fiscal 2021 and it is possible that supplier shortages could interrupt production in the back half of fiscal 2021. The Company’s expectations assume no major production interruptions as a result of supply chain shortages.

The Company estimates consolidated sales will be $7.75 billion to $7.95 billion in fiscal 2021, compared to $6.86 billion in fiscal 2020. The Company expects consolidated operating income will be in the range of $592.5 million to $637.5 million, resulting in earnings per share of $6.10 to $6.60. The fiscal 2021 estimates include $16.5 million, or $0.24 per share, of restructuring-related costs in the Access Equipment segment and $1.0 million, or $0.01 per share, of business acquisition costs in the Defense segment. The fiscal 2021 estimates assume an average share count of 69.3 million.

The Company believes Access Equipment segment sales will be between $3.15 billion and $3.35 billion in fiscal 2021, a 25.2% to 33.2% increase compared to fiscal 2020 sales. The Company’s estimates reflect expectations of sales growth in most regions as the world comes out of the COVID-19 pandemic. The Company expects operating income margin in the Access Equipment segment in fiscal 2021 will be in the range of 10.00% to 10.75%. The Access Equipment operating income estimate included $16.5 million, or 50 basis points, of restructuring-related costs. The Company expects an approximately $30 million net headwind in the Access Equipment segment from elevated steel prices, primarily impact the fourth quarter of fiscal 2021.

The Company expects Defense segment sales will be approximately $2.5 billion in fiscal 2021, an increase of 8.2% compared to fiscal 2020. The fiscal 2021 estimate reflects additional Joint Light Tactical Vehicle (JLTV) production, higher aftermarket sales, the benefit of Pratt Miller sales and lower Family of Heavy Tactical Vehicle (FHTV) sales. The Company expects Defense segment operating income margin will be approximately 8.0% in fiscal 2021, reflecting expected higher new product development spending, manufacturing inefficiencies associated with the start of a new production line and lower cumulative catch-up adjustments compared to fiscal 2020.

The Company expects Fire & Emergency segment sales will be approximately $1.2 billion in fiscal 2021, approximately $90 million higher than fiscal 2020. The increase in expected Fire & Emergency segment sales is primarily due to a return to more normal production and customer deliveries, as interruptions due to COVID-19 have declined. The Company expects operating margin in the Fire & Emergency segment to increase to approximately 14% in fiscal 2021 as a result of the increased sales volume.

The Company estimates Commercial segment sales will be approximately $925 million in fiscal 2021, down slightly from fiscal 2020 as a result of the sale of the concrete batch plant business in July 2020. The Company expects Commercial segment operating income margins to be approximately 7% in fiscal 2021. The Company expects margins will be impacted in the second half of the year as a result of the rapid increase in steel costs as well as inefficiencies associated with the unbalanced supply of third-party chassis.

The Company estimates corporate expenses in fiscal 2021 will be between $150 million and $155 million, an increase of $25 million to $30 million from fiscal 2020 primarily as a result of higher incentive compensation expense levels. The Company estimates its effective tax rate for 2021 will be approximately 22%.

The Company expects consolidated sales in the third quarter of fiscal 2021 to be up approximately 40% compared to the third quarter of fiscal 2020, with the Access Equipment and Defense segments up most significantly. The Company expects Commercial segment sales to be up a high single digit percentage in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 as its markets rebound. The Company expects Fire & Emergency segment sales to be approximately flat in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The Company benefited from approximately $60 million of temporary cost reductions in the third quarter of fiscal 2020. The Company expects this to be a headwind to incremental margins in the third quarter of fiscal 2021 as the Company’s spending will begin to return to more typical levels in the third quarter of fiscal 2021 with increased business activity.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2021	2020	2021	2020
Net sales:
Access Equipment	$738.2	$693.0	$1,301.9	$1,410.9
Defense	614.7	631.0	1,165.0	1,131.4
Fire & Emergency	312.5	242.3	586.4	499.2
Commercial	230.0	236.7	425.7	460.9
Intersegment eliminations and other	(6.4)	(6.3)	(13.5)	(10.6)
	$1,889.0	$1,796.7	$3,465.5	$3,491.8

Second Quarter Fiscal 2021 Compared to 2020

Consolidated net sales in the second quarter of fiscal 2021 increased $92.3 million, or 5.1%, compared to the second quarter of fiscal 2020 as a result of higher Fire & Emergency and Access Equipment segment sales, offset in part by lower sales in the Defense segment.

Access Equipment segment net sales in the second quarter of fiscal 2021 increased $45.2 million, or 6.5%, compared to the second quarter of fiscal 2020 as a result of improved market demand in Asia and North America. The second quarter of fiscal 2020 was impacted by low market demand, due in large part to the global economic shutdown as a result of the COVID-19 pandemic.

Defense segment net sales in the second quarter of fiscal 2021 decreased $16.3 million, or 2.6%, compared to the second quarter of fiscal 2020 due to lower Family of Medium Tactical Vehicle (FMTV) sales volume and an $18.7 million decrease in cumulative catch-up adjustments on contracts, offset in part by higher FHTV sales volume and sales of Pratt Miller ($18 million) after its acquisition on January 19, 2021. Changes in estimates on contracts accounted for under the cost-to-cost method resulted in unfavorable cumulative catch-up adjustments on contract revenues of $3.1 million in the second quarter of fiscal 2021 primarily a result of higher cost estimates. Changes in estimates on contracts accounted for under the cost-to-cost method resulted in favorable adjustments of $15.6 million in the second quarter of fiscal 2020 primarily a result of adding new orders received during the quarter to the estimate at completion calculations.

Fire & Emergency segment net sales in the second quarter of fiscal 2021 increased $70.2 million, or 29.0%, compared to the second quarter of fiscal 2020. Sales in the second quarter of fiscal 2020 were negatively impacted due to delayed deliveries resulting from a supplier quality issue and travel restrictions related to the COVID-19 pandemic that prevented customers from inspecting and accepting vehicles. In addition, Aircraft Rescue and Firefighting (ARFF) vehicle volume was higher in the second quarter of fiscal 2021 as two multi-unit awards were recognized in the quarter.

Commercial segment net sales in the second quarter of fiscal 2021 decreased $6.7 million, or 2.8%, compared to the second quarter of fiscal 2020 due to lower refuse collection vehicle demand caused by the COVID-19 pandemic and the impact of the sale of the concrete batch plant business in the fourth quarter of fiscal 2020, offset in part by the an increase in concrete mixer volume. Front-discharge concrete mixer volume was low in the prior year second quarter as a result of the ramp-up of production to a new model. Concrete batch plant sales were $6.8 million in the second quarter of fiscal 2020.

First Six Months of Fiscal 2021 Compared to 2020

Consolidated net sales decreased $26.3 million, or 0.8%, to $3.47 billion in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 as a result of a decrease in sales in the Access Equipment and Commercial segment, offset in part by higher Fire & Emergency and Defense segment sales.

Access Equipment segment net sales decreased $109.0 million, or 7.7%, to $1.30 billion in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The decrease in sales was due to lower market demand through the first quarter of fiscal 2021 resulting from the economic downturn caused by the COVID-19 pandemic.

Defense segment net sales increased $33.6 million, or 3.0%, to $1.17 billion in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 due to sales of Pratt Miller ($18 million) after its acquisition on January 19, 2021 and higher aftermarket parts & service sales, offset in part by a $12.1 million decrease in cumulative catch-up adjustments on contracts.

Fire & Emergency segment net sales increased $87.2 million, or 17.5%, to $586.4 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 due to higher ARFF vehicle volume as a number of multi-unit awards were recognized in the first half of fiscal 2021 and higher firefighting vehicle sales. Sales of firefighting vehicles in the second quarter of fiscal 2020 were negatively impacted due to delayed deliveries resulting from a supplier quality issue and travel restrictions related to the COVID-19 pandemic that prevented customers from inspecting and accepting vehicles.

Commercial segment net sales decreased $35.2 million, or 7.6%, to $425.7 million in the first six months of fiscal 2021 compared to the first six months of 2020 on lower refuse collection vehicle demand caused by the COVID-19 pandemic and the impact of the sale of the concrete batch plant business in the fourth quarter of fiscal 2020. Concrete batch plant sales were $17.1 million in the first six months of fiscal 2020.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2021	2020	2021	2020
Cost of sales:
Access Equipment	$603.3	$563.6	$1,089.8	$1,146.3
Defense	545.3	543.2	1,016.1	985.3
Fire & Emergency	242.5	201.1	460.7	403.3
Commercial	190.3	202.2	355.5	384.5
Intersegment eliminations and other	(7.5)	(5.8)	(14.3)	(9.5)
	$1,573.9	$1,504.3	$2,907.8	$2,909.9

Second Quarter Fiscal 2021 Compared to 2020

Consolidated cost of sales in the second quarter of fiscal 2021 was $1.57 billion, or 83.3% of sales, compared to $1.50 billion, or 83.7% of sales, in the second quarter of fiscal 2020. The 40 basis point decrease in cost of sales as a percentage of sales was primarily due to favorable product mix (120 basis points), improved manufacturing efficiencies (20 basis points), relatively flat engineering costs on higher sales (20 basis points) and lower product liability costs (20 basis points), offset in part by higher material costs (60 basis points), lower cumulative catch-up adjustments on contract margins in the Defense segment in the second quarter of fiscal 2021 (50 basis points) and higher incentive compensation accruals (50 basis points).

Access Equipment segment cost of sales in the second quarter of fiscal 2021 was $603.3 million, or 81.7% of sales, compared to $563.6 million, or 81.3% of sales, in the second quarter of fiscal 2020. The 40 basis point increase in cost of sales as a percentage of sales was largely due to unfavorable price/cost dynamics (130 basis points) and higher incentive compensation accruals (80 basis points), offset in part by improved product mix (70 basis points), improved manufacturing efficiencies (50 basis points) and relatively flat engineering costs on higher sales (30 basis points).

Defense segment cost of sales in the second quarter of fiscal 2021 was $545.3 million, or 88.7% of sales, compared to $543.2 million, or 86.1% of sales, in the second quarter of fiscal 2020. The 260 basis point increase in cost of sales as a percentage of sales was the result of lower cumulative catch-up adjustments on contract margins in the second quarter of fiscal 2021 (180 basis points) and production inefficiencies (130 basis points), offset in part by improved product mix (80 basis points).

Fire & Emergency segment cost of sales in the second quarter of fiscal 2021 was $242.5 million, or 77.6% of sales, compared to $201.1 million, or 83.0% of sales, in the second quarter of fiscal 2020. The 540 basis point decrease in cost of sales as a percentage of sales was primarily attributable to the absence of manufacturing inefficiencies experienced in the second quarter of the prior year (160 basis points), favorable product mix (140 basis points), improved pricing (120 basis points) and relatively flat engineering costs on higher sales (90 basis points).

Commercial segment cost of sales in the second quarter of fiscal 2021 was $190.3 million, or 82.7% of sales, compared to $202.2 million, or 85.4% of sales, in the second quarter of fiscal 2020. The 270 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable mix (220 basis points), lower product liability costs (210 basis points) and lower warranty costs (80 basis points), offset in part by higher material costs (170 basis points) and unfavorable fixed manufacturing absorption (80 basis points).

First Six Months of Fiscal 2021 Compared to 2020

Consolidated cost of sales was $2.91 billion, or 83.9% of sales, in the first six months of fiscal 2021 compared to $2.91 billion, or 83.3% of sales, in the first six months of fiscal 2020. The 60 basis point increase in cost of sales as a percentage of sales was due to unfavorable price/cost dynamics (60 basis points), costs associated with restructuring actions in the Access Equipment segment (50 basis points), unfavorable fixed manufacturing absorption as a result of lower production volume (40 basis points) and higher incentive compensation (20 basis points), offset in part by favorable product mix (110 basis points).

Access Equipment segment cost of sales was $1.09 billion, or 83.7% of sales, in the first six months of fiscal 2021 compared to $1.15 billion, or 81.2% of sales, in the first six months of fiscal 2020. The 250 basis point increase in cost of sales as a percentage of sales was due to unfavorable price/cost dynamics (110 basis points), unfavorable fixed manufacturing absorption as a result of lower production volume (90 basis points), costs associated with restructuring actions (80 basis points) and higher incentive compensation accruals (60 basis points), offset in part by improved product mix (80 basis points).

Defense segment cost of sales was $1,016.1 million, or 87.2% of sales, in the first six months of fiscal 2021 compared to $985.3 million, or 87.1% of sales, in the first six months of fiscal 2020. Production inefficiencies (80 basis points) and higher engineering and product development costs (50 basis points) were offset by improved product mix (130 basis points).

Fire & Emergency segment cost of sales was $460.7 million, or 78.6% of sales, in the first six months of fiscal 2021 compared to $403.3 million, or 80.8% of sales, in the first six months of fiscal 2020. The 220 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (110 basis points), relatively flat engineering costs on higher sales (60 basis points) and favorable product mix (50 basis points).

Commercial segment cost of sales was $355.5 million, or 83.5% of sales, in the first six months of fiscal 2021 compared to $384.5 million, or 83.4% of sales, in the first six months of fiscal 2020. Unfavorable fixed manufacturing absorption as a result of lower production volume (180 basis points) and higher material costs (110 basis points) was essentially offset by favorable product mix (150 basis points), lower product liability costs (110 basis points) and lower warranty costs (40 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Second Quarter Fiscal		First Six Months Fiscal
	2021	2020	2021	2020
Operating income (loss):
Access Equipment	$80.5	$70.8	$105.4	$139.8
Defense	35.5	59.7	88.3	90.7
Fire & Emergency	47.4	19.0	82.5	49.9
Commercial	18.8	8.1	30.7	25.9
Corporate	(41.4)	(24.0)	(70.2)	(63.6)
	$140.8	$133.6	$236.7	$242.7

Second Quarter Fiscal 2021 Compared to 2020

Consolidated operating income in the second quarter of fiscal 2021 increased 5.4% to $140.8 million, or 7.5% of sales, compared to $133.6 million, or 7.4% of sales, in the second quarter of fiscal 2020. The increase in consolidated operating income was primarily due to improved product mix ($22 million), the impact of higher gross margin associated with higher sales volume ($19 million) and lower spending resulting from the COVID-19 pandemic ($7 million), offset in part by higher incentive compensation accruals ($30 million) and a decrease in cumulative catch-up adjustments on contract margins in the Defense segment ($14 million).

Access Equipment segment operating income in the second quarter of fiscal 2021 increased 13.7% to $80.5 million, or 10.9% of sales, compared to $70.8 million, or 10.2% of sales, in the second quarter of fiscal 2020. The increase in operating income was primarily due to the impact of higher gross margin associated with higher sales volume ($10 million), lower spending resulting from the COVID-19 pandemic ($9 million) and improved product mix ($5 million), offset in part by higher incentive compensation accruals ($16 million).

Defense segment operating income in the second quarter of fiscal 2021 decreased 40.5% to $35.5 million, or 5.8% of sales, compared to $59.7 million, or 9.5% of sales, in the second quarter of fiscal 2020. The decrease in operating income was due to a decrease in cumulative catch-up adjustments on contract margins ($14 million) as well as costs and inefficiencies associated with the reorganization of production lines ($8 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in unfavorable cumulative catch-up adjustments on contract margins of $3.6 million in the second quarter of fiscal 2021 primarily a result of higher cost estimates. Changes in estimates on contracts accounted for under the cost-to-cost method resulted in favorable adjustments of $10.6 million in the second quarter of fiscal 2020 primarily a result of adding new orders received during the quarter to the estimate at completion calculations.

Fire & Emergency segment operating income in the second quarter of fiscal 2021 increased 149.5% to $47.4 million, or 15.2% of sales, compared to $19.0 million, or 7.8% of sales, in the second quarter of fiscal 2020. The increase in operating income was largely due to the impact of higher gross margin associated with higher sales volume ($16 million), favorable price/cost dynamics ($5 million), improved product mix ($4 million) and the absence of manufacturing inefficiencies experienced in the second quarter of the prior year ($4 million).

Commercial segment operating income in the second quarter of fiscal 2021 increased 132.1% to $18.8 million, or 8.2% of sales, compared to $8.1 million, or 3.4% of sales, in the second quarter of fiscal 2020. The increase in operating income was primarily due to lower product liability costs ($5 million), lower spending resulting from the COVID-19 pandemic ($4 million) and lower warranty costs ($2 million).

Corporate operating costs increased $17.4 million to $41.4 million in the second quarter of fiscal 2021 compared to $24.0 million in the second quarter of fiscal 2020, primarily due to higher incentive compensation accruals ($10 million), higher healthcare costs ($4 million) and higher share-based compensation expense as a result of the increase in the Company’s stock price ($2 million).

Consolidated selling, general and administrative expenses decreased 9.3% to $172.0 million, or 9.1% of sales, in the second quarter of fiscal 2021 compared to $157.4 million, or 8.8% of sales, in the second quarter of fiscal 2020. The increase in consolidated selling, general and administrative expenses was primarily due to higher incentive compensation expense ($19 million), offset in part by lower reserves for bad debts ($4 million).

First Six Months of Fiscal 2021 Compared to 2020

Consolidated operating income in the first six months of fiscal 2021 decreased 2.5% to $236.7 million, or 6.8% of sales, compared to $242.7 million, or 7.0% of sales, in the first six months of 2020. The decrease in operating income was primarily due to higher incentive compensation accruals ($31 million), adverse absorption as a result of lower production ($15 million), the impact of lower gross margin associated with lower sales volume ($11 million), restructuring-related charges in the Access Equipment segment ($10 million) and higher material costs ($10 million), offset in part by lower spending as a result of the COVID-19 pandemic ($33 million) and favorable product mix ($34 million).

Access Equipment segment operating income in the first six months of fiscal 2021 decreased 24.6% to $105.4 million, or 8.1% of sales, compared to $139.8 million, or 9.9% of sales, in the first six months of fiscal 2020. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($31 million), unfavorable price/cost dynamics ($20 million), higher incentive compensation accruals ($17 million) and charges related to restructuring actions ($10 million), offset in part by lower spending as a result of the COVID-19 pandemic ($17 million), favorable product mix ($10 million), lower bad debts expense ($7 million) and lower intangible asset amortization ($6 million).

Defense segment operating income in the first six months of fiscal 2021 decreased 2.6% to $88.3 million, or 7.6% of sales, compared to $90.7 million, or 8.0% of sales, in the first six months of fiscal 2020. The decrease in operating income was primarily a result of production inefficiencies ($10 million) and higher new product development spending ($6 million), offset in part by favorable product mix ($15 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $11.0 million and $14.6 million in the first six months of fiscal 2021 and 2020, respectively.

Fire & Emergency segment operating income in the first six months of fiscal 2021 increased 65.3% to $82.5 million, or 14.1% of sales, compared to $49.9 million, or 10.0% of sales, in the first six months of fiscal 2020. The increase in operating income was largely a result of higher gross margin associated with higher sales volume ($21 million), favorable price/cost dynamics ($9 million) and lower spending as a result of the COVID- 19 pandemic ($4 million).

Commercial segment operating income in the first six months of fiscal 2021 increased 18.5% to $30.7 million, or 7.2% of sales, compared to $25.9 million, or 5.6% of sales, in the first six months of fiscal 2020. The increase in operating income was primarily due to lower spending resulting from the COVID-19 pandemic ($8 million), lower product liability costs ($5 million), lower engineering costs ($3 million) and lower warranty costs ($2 million), offset in part by lower margin associated with lower sales volume ($8 million) and higher material costs ($5 million).

Corporate operating costs in the first six months of fiscal 2021 increased $6.6 million to $70.2 million compared to the first six months of fiscal 2020, primarily as a result of higher incentive compensation accruals ($10 million), offset in part by lower spending as a result of the COVID-19 pandemic.

Consolidated selling, general and administrative expenses decreased to $317.4 million, or 9.2% of sales, in the first six months of fiscal 2021 compared to $330.8 million, or 9.5% of sales, in the first six months of fiscal 2020. The decrease in consolidated selling, general and administrative expenses was generally a result of lower spending as a result of the COVID-19 pandemic and lower reserves for bad debts ($9 million), offset in part by higher incentive compensation accruals ($22 million).

Analysis of Non-Operating Income Statement Items

Second Quarter Fiscal 2021 Compared to 2020

Interest expense net of interest income decreased $9.5 million to $11.2 million in the second quarter of fiscal 2021 compared to $20.7 million in the second quarter of fiscal 2020. The second quarter of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous income of $3.1 million in the second quarter of fiscal 2021 and other miscellaneous expense of $5.8 million in the second quarter of fiscal 2020 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the second quarter of fiscal 2021 of $33.2 million, or 25.0% of pre-tax income, compared to $38.3 million, or 35.8% of pre-tax income, in the second quarter of fiscal 2020. Results for the second quarter of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe.

Earnings of unconsolidated affiliates of $0.1 million in the second quarter of fiscal 2021 and losses in unconsolidated affiliates of $0.2 million in the second quarter of fiscal 2020 primarily represented the Company’s equity interest in a commercial entity in Mexico.

First Six Months of Fiscal 2021 Compared to 2020

Interest expense net of interest income decreased $9.9 million to $22.6 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. The first six months of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous income of $1.6 million in the first six months of fiscal 2021 and other miscellaneous expense of $6.2 million in the first six months of fiscal 2020 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the first six months of fiscal 2021 of $46.4 million, or 21.5% of pre-tax income, compared to $59.0 million, or 28.9% of pre-tax income, in the first six months of fiscal 2020. Income tax expense in the first six months of fiscal 2021 included discrete tax benefits of $5.3 million, primarily related to the resolution of certain tax matters upon conclusion of an audit. Results for the first six months of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe.

Losses of unconsolidated affiliates of $0.2 million and $0.7 million in the first six months of fiscal 2021 and fiscal 2020, respectively, primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2021, including $1.09 billion of cash and cash equivalents and $829.5 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company continues to expect to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at March 31, 2021

The Company’s capitalization was as follows (in millions):

	March 31, 2021	September 30, 2020
Cash and cash equivalents	$1,093.2	$582.9
Total debt	818.3	823.1
Total shareholders’ equity	3,018.2	2,850.7
Total capitalization (debt plus equity)	3,836.5	3,673.8
Debt to total capitalization	21.3%	22.4%

The Company’s ratio of debt to total capitalization of 21.3% at March 31, 2021 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 41 days at September 30, 2020 to 39 days at March 31, 2021. Days sales outstanding for segments other than the Defense segment decreased from 50 days at September 30, 2020 to 45 days at March 31, 2021. Accounts receivable collections have remained strong throughout the COVID-19 pandemic. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 3.8 times at both March 31, 2021 and September 30, 2020.

Cash Flows

Operating Cash Flows

Operating activities provided $694.9 million of cash in the first six months of fiscal 2021 compared to the use of $64.8 million in the first six months of fiscal 2020. The improvement in cash provided by operating activities in the first six months of fiscal 2021 as compared to the first six months of fiscal 2021 was primarily due to improved inventory management in the Access Equipment segment. The Company expects to generate approximately $770 million of cash flows from operations in fiscal 2021.

Investing Cash Flows

Investing activities used cash of $145.6 million in the first six months of fiscal 2021 compared to $37.1 million in the first six months of fiscal 2020. The Company used available cash to fund the acquisition of Pratt Miller in the second quarter of fiscal 2021. Through March 31, 2021, the Company utilized $38.3 million for capital expenditures. The Company anticipates that it will spend $120 million on capital expenditures in fiscal 2021.

Financing Cash Flows

Financing activities used cash of $38.0 million in the first six months of fiscal 2021 compared to $73.1 million in the first six months of fiscal 2020. In the first six months of fiscal 2021, the Company did not repurchase any shares of its Common Stock. In the first six months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock under the authorization approved by the Company’s Board of Directors at an aggregate cost of $40.8 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of March 31, 2021, the Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan. At March 31, 2021, outstanding letters of credit of $20.5 million reduced available capacity under the Revolving Credit Facility to $829.5 million.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of March 31, 2021 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2021.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 35% of the Company’s net sales in the first six months of fiscal 2021. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2021 increased 12.6% to $6.74 billion compared to $5.98 billion at March 31, 2020. Access Equipment segment backlog increased 80.0% to $1.52 billion at March 31, 2021 compared to $844.4 million at March 31, 2020 as replacement demand has come back following positive vaccination progress and the confidence that progress is bringing to the marketplace, particularly in North America. Defense segment backlog increased 1.6% to $3.50 billion at March 31, 2021 compared to $3.45 billion at March 31, 2020 primarily due to the initial order from the USPS for the NGDV program, offset in part by shipments under the FHTV and FMTV contracts. Fire & Emergency segment backlog decreased 1.8% to $1.27 billion at March 31, 2021 compared to $1.29 billion at March 31, 2020. Although Fire & Emergency segment backlog remains strong, the Company has seen orders soften due to the impact of the COVID 19 pandemic on airport budgets. Commercial segment backlog increased 12.4% to $449.7 million at March 31, 2021 compared to $400.2 million at March 31, 2020 due to improved market demand for refuse collection vehicles and concrete mixers as demand has come back following positive vaccination progress and the confidence that progress is bringing to the marketplace. Commercial segment backlog at March 31, 2020 included concrete batch plant backlog of $17.2 million. The Company sold the concrete batch plant business in the fourth quarter of fiscal 2020.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 47% of the Company’s March 31, 2021 backlog is not expected to be filled in fiscal 2021.

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

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2021. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2020, which have not materially changed except as set forth below.

The U.S. Postal Service (USPS) may not purchase quantities from us that we expect.

On February 23, 2021, the USPS notified us that it selected us to build its Next Generation Delivery Vehicle (NGDV). The indefinite delivery, indefinite quantity (IDIQ) contract allows for the purchase of between 50,000 to 165,000 units over 10 years. To date, we have received an order for $482 million for engineering to finalize the production vehicle design and for tooling and factory build-out activities that are necessary prior to vehicle production. The USPS awards that we currently anticipate receiving from the USPS and our performance under the contract are subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•	Budget constraints facing the USPS and continuously changing demands for postal services may result in the USPS ordering fewer units than we expect the USPS to award to us under the contract.
•

Although we believe the USPS awarded the NGDV contract to us as a result of a robust and thorough process, a competitor may challenge/protest our winning proposal, which if successful could result in the USPS canceling part or all of our NGDV contract. This would harm our ability to recover investments we have made in anticipation of initiating production under the contract.

•

Although we believe the USPS awarded the NGDV contract to us as a result of a robust and thorough process, Congress could interfere with the contract, which could result in the USPS altering the quantities that we currently anticipate receiving from the USPS under our NGDV contract. This would also harm our ability to recover investments we have made in anticipation of initiating production under the contract.

•	Engineering time to finalize the production vehicle design may be greater than we anticipate.
•	Tooling and factory build-out activities that we must complete may be greater than we anticipate.
•	We anticipate using a new manufacturing facility to perform under the contract, and the costs and other challenges associated with training a new workforce may be greater than we anticipate.
•

The USPS’ obligation to order the minimum order quantity under the contract (50,000 units) is contingent upon our satisfactory completion of the National Environmental Policy Act (NEPA) Environmental Impact Statement (EIS) process. Our failure to complete this process in a satisfactory manner could result in a loss of the minimum quantity and prevent additional awards under the NGDV contract.

We may not realize all of the anticipated benefits of our acquisitions.

We are continuously evaluating potential acquisitions to support our business strategy. As part of this evaluation process, we perform due diligence to identify potential risks associated with the potential transaction. We also make assumptions regarding future performance of the acquired business. We cannot provide any assurance we will be able to successfully achieve the benefits of any business acquisition due to a variety of risks, including the following:

•	Our failure to achieve the acquisition’s assumed future financial performance or realize assumed efficiencies or assumed cost reductions;
•	There may be a cultural mismatch that exists between us and the acquired business;
•	We may incur unforeseen expenses or liabilities or may be subject to other unanticipated regulatory or government actions relating to the acquired business; and
•	We may incur higher transaction costs than expected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	7,459,328
February 1 - February 28	—	$—	—	7,459,328
March 1 - March 31	—	$—	—	7,459,328
Total	—		—	7,459,328

(1)

In May 2019, the Board of Directors approved a stock repurchase authorization of 10,000,000 shares. At March 31, 2021, the Company had repurchased 2,540,672 shares under this authorization. As a result, 7,459,328 shares of Common Stock remained available for repurchase under the repurchase authorization at March 31, 2021. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2021.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 28, 2021.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2021.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 28, 2021.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 28, 2021	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

April 28, 2021	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 28, 2021	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)