Form 10-Q
period 2021-06-30
OSHKOSH CORP
filed 2021-07-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes   ☒ No

As of July 22, 2021, 68,635,853 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$2,208.8	$1,580.8	$5,674.3	$5,072.6
Cost of sales	1,824.2	1,323.3	4,732.0	4,233.2
Gross income	384.6	257.5	942.3	839.4

Operating expenses:
Selling, general and administrative	177.6	137.6	495.0	468.4
Amortization of purchased intangibles	3.2	1.3	6.8	9.7
Total operating expenses	180.8	138.9	501.8	478.1
Operating income	203.8	118.6	440.5	361.3

Other income (expense):
Interest expense	(12.2)	(12.4)	(36.0)	(47.8)
Interest income	0.5	0.7	1.7	3.6
Miscellaneous, net	0.4	1.5	2.0	(4.7)
Income before income taxes and losses of unconsolidated affiliates	192.5	108.4	408.2	312.4
Provision for (benefit of) income taxes	(21.9)	28.0	24.5	87.0
Income before losses of unconsolidated affiliates	214.4	80.4	383.7	225.4
Equity in losses of unconsolidated affiliates	(0.5)	(0.2)	(0.7)	(0.9)
Net income	$213.9	$80.2	$383.0	$224.5

Earnings per share:
Basic	$3.11	$1.18	$5.59	$3.29
Diluted	3.07	1.17	5.53	3.26

Cash dividends declared per share on Common Stock	$0.33	$0.30	$0.99	$0.90

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$213.9	$80.2	$383.0	$224.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	1.1	0.7	3.5	2.1
Currency translation adjustments	7.7	14.4	19.5	5.5
Change in fair value of derivative instruments	0.3	(0.7)	0.6	(0.5)
Total other comprehensive income (loss), net of tax	9.1	14.4	23.6	7.1
Comprehensive income	$223.0	$94.6	$406.6	$231.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,166.3	$582.9
Receivables, net	1,072.5	857.6
Unbilled receivables, net	501.7	483.6
Inventories, net	1,273.2	1,505.4
Income taxes receivable	227.3	45.4
Other current assets	51.1	60.9
Total current assets	4,292.1	3,535.8
Property, plant and equipment, net	563.4	565.9
Goodwill	1,057.2	1,009.5
Purchased intangible assets, net	469.7	418.2
Other long-term assets	323.9	286.5
Total assets	$6,706.3	$5,815.9

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$5.2
Accounts payable	753.9	577.8
Customer advances	623.3	491.4
Payroll-related obligations	217.5	150.8
Income taxes payable	80.5	14.7
Other current liabilities	372.3	345.2
Total current liabilities	2,047.5	1,585.1
Long-term debt, less current maturities	818.6	817.9
Other long-term liabilities	611.5	562.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	803.5	800.9
Retained earnings	3,062.1	2,747.7
Accumulated other comprehensive loss	(174.8)	(198.4)
Common Stock in treasury, at cost (6,323,407 and 6,950,298 shares, respectively)	(462.8)	(500.2)
Total shareholders’ equity	3,228.7	2,850.7
Total liabilities and shareholders’ equity	$6,706.3	$5,815.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2021	$0.7	$798.3	$2,871.0	$(183.9)	$(467.9)	$3,018.2
Net income	—	—	213.9	—	—	213.9
Employee pension and postretirement benefits, net of tax of $0.6	—	—	—	1.1	—	1.1
Currency translation adjustments	—	—	—	7.7	—	7.7
Cash dividends ($0.33 per share)	—	—	(22.7)	—	—	(22.7)
Repurchases of Common Stock	—	—	—	—	(13.0)	(13.0)
Exercise of stock options	—	1.6	—	—	17.7	19.3
Stock-based compensation expense	—	5.4	—	—	—	5.4
Payment of stock-based restricted and performance shares	—	(1.4)	—	—	1.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.6)	(1.6)
Other	—	(0.4)	(0.1)	0.3	0.6	0.4
Balance at June 30, 2021	$0.7	$803.5	$3,062.1	$(174.8)	$(462.8)	$3,228.7

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2020	$0.7	$795.0	$2,608.4	$(208.9)	$(506.2)	$2,689.0
Net income	—	—	80.2	—	—	80.2
Employee pension and postretirement benefits, net of tax of $0.4	—	—	—	0.7	—	0.7
Currency translation adjustments	—	—	—	14.4	—	14.4
Cash dividends ($0.30 per share)	—	—	(20.5)	—	—	(20.5)
Repurchases of Common Stock	—	—	—	—	—	—
Exercise of stock options	—	(0.3)	—	—	0.9	0.6
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(3.3)	—	—	3.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.4)	(1.4)
Other	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2020	$0.7	$798.0	$2,668.1	$(194.5)	$(503.4)	$2,768.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2020	$0.7	$800.9	$2,747.7	$(198.4)	$(500.2)	$2,850.7
Net income	—	—	383.0	—	—	383.0
Employee pension and postretirement benefits, net of tax of $1.1	—	—	—	3.5	—	3.5
Currency translation adjustments	—	—	—	19.5	—	19.5
Cash dividends ($0.99 per share)	—	—	(67.9)	—	—	(67.9)
Repurchases of Common Stock	—	—	—	—	(13.0)	(13.0)
Exercise of stock options	—	0.1	—	—	42.0	42.1
Stock-based compensation expense	—	20.3	—	—	—	20.3
Payment of stock-based restricted and performance shares	—	(17.4)	—	—	17.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(9.6)	(9.6)
Other	—	(0.4)	(0.7)	0.6	0.6	0.1
Balance at June 30, 2021	$0.7	$803.5	$3,062.1	$(174.8)	$(462.8)	$3,228.7

	Nine Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2019	$0.7	$808.5	$2,505.0	$(201.6)	$(512.8)	$2,599.8
Net income	—	—	224.5	—	—	224.5
Employee pension and postretirement benefits, net of tax of $0.8	—	—	—	2.1	—	2.1
Currency translation adjustments	—	—	—	5.5	—	5.5
Cash dividends ($0.90 per share)	—	—	(61.4)	—	—	(61.4)
Repurchases of Common Stock	—	—	—	—	(40.8)	(40.8)
Exercise of stock options	—	(11.0)	—	—	35.2	24.2
Stock-based compensation expense	—	24.3	—	—	—	24.3
Payment of stock-based restricted and performance shares	—	(21.5)	—	—	21.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(9.9)	(9.9)
Other	—	(2.3)	—	(0.5)	3.4	0.6
Balance at June 30, 2020	$0.7	$798.0	$2,668.1	$(194.5)	$(503.4)	$2,768.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating activities:
Net income	$383.0	$224.5
Depreciation and amortization	77.6	73.4
Stock-based compensation expense	20.3	24.3
Deferred income taxes	22.8	17.5
Gain on sale of assets	(1.7)	(10.4)
Foreign currency transaction gains	(2.6)	(2.7)
Debt extinguishment expense	—	8.5
Other non-cash adjustments	2.9	1.0
Changes in operating assets and liabilities	314.5	(299.7)
Net cash provided by operating activities	816.8	36.4

Investing activities:
Additions to property, plant and equipment	(60.8)	(73.2)
Additions to equipment held for rental	(7.4)	(14.7)
Acquisition of business, net of cash acquired	(112.6)	—
Proceeds from sale of equipment held for rental	9.3	34.3
Other investing activities	(5.5)	(4.9)
Net cash used by investing activities	(177.0)	(58.5)

Financing activities:
Proceeds from issuance of debt (original maturities greater than three months)	—	303.9
Repayments of debt (original maturities greater than three months)	(5.2)	(300.0)
Debt extinguishment and issuance costs	—	(9.6)
Repurchases of Common Stock	(22.6)	(50.7)
Dividends paid	(67.9)	(61.4)
Proceeds from exercise of stock options	42.1	24.2
Other financing activities	(3.7)	(1.5)
Net cash used by financing activities	(57.3)	(95.1)
Effect of exchange rate changes on cash	0.9	0.4
Increase (decrease) in cash and cash equivalents	583.4	(116.8)
Cash and cash equivalents at beginning of period	582.9	448.4
Cash and cash equivalents at end of period	$1,166.3	$331.6

Supplemental disclosures:
Cash paid for interest	$35.4	$46.5
Cash paid for income taxes	148.3	88.6
Cash paid for operating lease liabilities	39.4	41.5
Operating right-of-use assets obtained	86.1	19.9

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

On January 19, 2021, the Company acquired all of the outstanding membership interests of Pratt & Miller Engineering & Fabrication, Inc. (Pratt Miller), which specializes in advanced engineering, technology and innovation across the motorsports and multiple ground vehicle markets, for $111.4 million, including $112.6 million in cash and contingent cash consideration of $1.4 million, reduced by a receivable of $2.6 million for certain post-closing working capital adjustments. The contingent cash consideration is required to be paid if the revenue earned by the acquired business exceeds certain targets over a three year future period.

The operating results of Pratt Miller have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Pratt Miller had sales of $23.5 million in the three months ended June 30, 2021 and $41.2 million from the acquisition date to June 30, 2021. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $4.9	$15.4
Property, plant and equipment	7.8
Goodwill	44.4
Purchased intangible assets	57.9
Other long-term assets	5.8
Total assets	131.3

Liabilities Assumed:
Current liabilities	15.1
Long-term liabilities	4.8
Total liabilities	19.9

Net assets acquired	$111.4

As of June 30, 2021, the valuation of intangible assets consisted of $25.6 million of assets subject to amortization with an estimated 5.6 year average life and $32.3 million of assets with an indefinite life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $44.4 million recorded as goodwill, representing expected synergies of the combined entity, all of which was allocated to the Defense segment. Approximately $43.9 million of the goodwill is deductible for income tax purposes.

The Company expensed $0.1 million and $1.1 million of transaction costs related to the acquisition for the three and nine months ended June 30, 2021, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company sold its interest in Concrete Equipment Company, Inc. and its wholly-owned subsidiary (CON-E-CO) to Astec, Inc. in July 2020. CON-E-CO had sales of $15.6 million and $32.7 million for the three and nine months ended June 30, 2020.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5.1	$4.5	$17.3	$28.2
Operating income	3.2	1.6	14.1	15.2
Net income	2.5	1.2	10.8	11.6
Diluted earnings per share	$0.04	$0.02	$0.16	$0.17

The Defense segment recognizes an asset for costs incurred on existing and highly probable anticipated contracts prior to the transfer of control of goods or services to the customer. Deferred contract related costs of $29.2 million at June 30, 2021 are included in “Other long-term assets” within the Company’s Condensed Balance Sheet, of which $6.5 million related to costs for anticipated contracts, $20.8 million related to engineering costs, $0.9 million related to setup costs and $1.0 million related to tooling.

Disaggregation of Revenue

The table below presents consolidated net sales disaggregated by segment and timing of revenue recognition (in millions):

	Three Months Ended June 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$907.1	$10.1	$297.8	$155.7	$(6.4)	$1,364.3
Over time	17.2	700.3	4.7	122.4	(0.1)	844.5
	$924.3	$710.4	$302.5	$278.1	$(6.5)	$2,208.8

	Three Months Ended June 30, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Corporate and Intersegment Eliminations (a)	Total
Point in time	$472.1	$5.7	$296.0	$153.5	$(15.8)	$911.5
Over time	15.9	555.5	3.6	94.2	0.1	669.3
	$488.0	$561.2	$299.6	$247.7	$(15.7)	$1,580.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended June 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$2,176.3	$40.0	$874.3	$397.0	$(20.6)	$3,467.0
Over time	49.9	1,835.4	14.6	306.8	0.6	2,207.3
	$2,226.2	$1,875.4	$888.9	$703.8	$(20.0)	$5,674.3

	Nine Months Ended June 30, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Corporate and Intersegment Eliminations (a)	Total
Point in time	$1,838.2	$18.7	$783.3	$391.0	$(27.7)	$3,003.5
Over time	60.7	1,673.9	15.5	317.6	1.4	2,069.1
	$1,898.9	$1,692.6	$798.8	$708.6	$(26.3)	$5,072.6
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

See Note 20 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, with the exception of its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished good, payments from customers primarily within the Fire & Emergency segment and extended warranties that are usually billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest charges of $4.4 million and $12.8 million were recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2021, respectively, and $4.5 million and $11.7 million for the three and nine months ended June 30, 2020, respectively, for amounts due on customer advances.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company reduces contract liabilities when revenue is recognized.

Contract liabilities consisted of the following (in millions).

	June 30,	September 30,
	2021	2020
Customer advances	$623.3	$491.4
Other current liabilities	82.6	59.5
Other long-term liabilities	77.9	53.7
Total contract liabilities	$783.8	$604.6

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning liabilities recognized in revenue	$158.2	$102.2	$476.1	$392.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset within “Unbilled receivables, net” in the Condensed Consolidated Balance Sheets. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three and nine months ended June 30, 2021 or 2020.

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

	Nine Months Ended June 30,
	2021	2020
Balance at beginning of period	$64.4	$68.2
Deferred revenue for new service warranties	19.2	17.3
Amortization of deferred revenue	(19.4)	(21.1)
Foreign currency translation	0.3	0.3
Balance at end of period	$64.5	$64.7

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	September 30,
	2021	2020
Other current liabilities	$23.9	$24.7
Other long-term liabilities	40.6	39.7
	$64.5	$64.4

Remaining Performance Obligations

As of June 30, 2021, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $5.08 billion, of which $1.00 billion is expected to be satisfied and revenue recognized in the remaining three months of fiscal 2021, $3.10 billion is expected to be satisfied and revenue recognized in fiscal 2022 and $982.6 million is expected to be satisfied and revenue recognized beyond fiscal 2022. The Company has elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.
4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2021, the Company had reserved 4,525,189 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2021 was $6.2 million ($5.3 million net of tax) and $23.5 million ($20.0 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended June 30, 2020 was $7.0 million ($6.1 million net of tax) and $24.9 million ($21.8 million net of tax), respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$2.8	$2.5	$8.6	$7.6
Interest cost	4.1	4.2	12.3	12.8
Expected return on plan assets	(4.9)	(5.1)	(14.8)	(15.4)
Amortization of prior service cost (benefit)	0.6	0.4	1.7	1.2
Amortization of net actuarial loss (gain)	1.4	0.9	3.8	2.5
Expenses paid	0.8	1.0	2.3	3.0
Net periodic benefit cost	$4.8	$3.9	$13.9	$11.7

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$0.6	$0.9	$1.7	$2.6
Interest cost	0.3	0.4	0.9	1.2
Amortization of prior service cost (benefit)	(0.4)	(0.2)	(1.1)	(0.7)
Amortization of net actuarial loss (gain)	0.1	—	0.2	(0.1)
Net periodic benefit cost	$0.6	$1.1	$1.7	$3.0

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.
6.	Income Taxes

Under Internal Revenue Service (IRS) procedures, a taxpayer can change tax accounting methods, but they are generally required to maintain the new tax accounting method for five years. In 2019, acknowledging that taxpayers may require multiple tax accounting method changes associated with the implementation of the Tax Cuts and Jobs Act of 2017, the IRS waived the five-year “eligibility rule” for certain tax accounting method changes for the first three years ending on or after November 20, 2018. Citing a need to help companies impacted by the COIVD-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act allows a taxpayer to carryback net operating losses generated in years beginning after December 31, 2017 and before January 1, 2021 for five years.

In the third quarter of fiscal 2021, the Company implemented a plan to make certain tax accounting method changes and change the timing of certain deductible payments, which the Company expects to generate a fiscal 2021 net operating loss of approximately $725 million. The Company is able to carryback the net operating loss to prior tax years with higher federal statutory tax rates. The Company’s effective tax rate for the third quarter of fiscal 2021 reflects a discrete tax benefit of $69.9 million related to the implementation of this plan.

The Company recorded an income tax benefit of $21.9 million for the three months ended June 30, 2021 on pre-tax income of $192.5 million, compared to an expense of $28.0 million, or 25.8% of pre-tax income, for the three months ended June 30, 2020. Results for the three months ended June 30, 2021 were impacted by the $69.9 million discrete tax benefit. For the three months ended June 30, 2020, a discrete benefit related to the fiscal 2019 federal provision-to-return adjustment of $2.0 million was largely offset by discrete charges related to changes in uncertain tax position reserves.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded income tax expense of $24.5 million for the nine months ended June 30, 2021, or 6.0% of pre-tax income, compared to $87.0 million, or 27.8% of pre-tax income, for the nine months ended June 30, 2020. Results for the nine months ended June 30, 2021 were favorably impacted by the $69.9 million discrete tax benefit. Results for the nine months ended June 30, 2020 were unfavorably impacted by $10.1 million of net discrete tax charges, including a $11.4 million charge related to a valuation allowance recorded against certain foreign net deferred tax assets in Europe, a $2.6 million benefit related to employee stock-based compensation payments, a $2.0 million benefit related to the fiscal 2019 federal provision-to-return adjustment and $1.9 million of charges related to changes in uncertain tax position reserves.

Certain tax positions taken in the third quarter of fiscal 2021 are highly complex and subject to judgmental estimates. The Company recorded a liability for unrecognized tax benefits of $16.6 million in the third quarter of fiscal 2021 reflecting the uncertainty of those tax positions. The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $49.9 million and $79.8 million as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021, net unrecognized tax benefits, excluding interest and penalties, of $25.9 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended June 30, 2021 and 2020, the Company recognized expense of $1.4 million and $1.0 million, respectively, related to interest and penalties. At June 30, 2021, the Company had accruals for the payment of interest and penalties of $7.1 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $9.6 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic weighted-average common shares outstanding	68,781,801	68,087,363	68,510,847	68,155,389
Dilutive stock options and other equity-based compensation awards	829,844	492,575	724,429	642,231
Diluted weighted-average common shares outstanding	69,611,645	68,579,938	69,235,276	68,797,620

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock options	—	808,469	161,699	612,202

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Receivables

Receivables consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Trade receivables - U.S. government	$240.1	$105.8
Trade receivables - other	811.3	734.0
Finance receivables	7.4	18.8
Other receivables	26.5	17.1
	1,085.3	875.7
Less allowance for doubtful accounts	(4.7)	(9.6)
	$1,080.6	$866.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Current receivables	$1,072.5	$857.6
Long-term receivables	8.1	8.5
	$1,080.6	$866.1

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$1.1	$—	$4.6	$5.7	$3.1	$—	$9.9	$13.0
Provision for doubtful accounts, net of recoveries	(0.2)	—	(0.7)	(0.9)	0.1	—	(1.7)	(1.6)
Charge-off of accounts	—	—	(0.1)	(0.1)	—	—	(0.3)	(0.3)
Allowance at end of period	$0.9	$—	$3.8	$4.7	$3.2	$—	$7.9	$11.1

	Nine Months Ended June 30, 2021				Nine Months Ended June 30, 2020
	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total	Finance Receivables	Notes Receivable	Trade and Other Receivables	Total
Allowance at beginning of period	$2.7	$—	$6.9	$9.6	$2.2	$0.4	$8.7	$11.3
Provision for doubtful accounts, net of recoveries	(1.8)	—	(3.0)	(4.8)	1.0	—	(0.3)	0.7
Charge-off of accounts	—	—	(0.1)	(0.1)	—	(0.4)	(0.5)	(0.9)
Allowance at end of period	$0.9	$—	$3.8	$4.7	$3.2	$—	$7.9	$11.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Inventories

Inventories consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Raw materials	$785.8	$745.7
Partially finished products	286.9	295.2
Finished products	317.8	565.0
Inventories at FIFO cost	1,390.5	1,605.9
Less: Excess of FIFO cost over LIFO cost	(117.3)	(100.5)
	$1,273.2	$1,505.4

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2021	September 30, 2020
Land and land improvements	$66.6	$63.9
Buildings	394.8	377.1
Machinery and equipment	713.5	723.7
Software and related costs	187.0	175.6
Equipment on operating lease to others	21.6	21.7
Construction in progress	39.4	35.0
	1,422.9	1,397.0
Less accumulated depreciation	(859.5)	(831.1)
	$563.4	$565.9

Depreciation expense was $20.7 million and $20.3 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $66.0 million (including $3.6 million of accelerated depreciation) and $61.0 million for the nine months ended June 30, 2021 and 2020, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at June 30, 2021 and September 30, 2020 was $18.0 million and $18.9 million, respectively.
11.	Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year. The Company acquired Pratt Miller on January 19, 2021. The goodwill and intangible values related to the Pratt Miller acquisition are based on management’s best estimates as of June 30, 2021. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in goodwill during the nine months ended June 30, 2021 (in millions):

	Access Equipment	Defense	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2020	$882.6	$—	$106.1	$20.8	$1,009.5
Foreign currency translation	3.1	—	—	0.2	3.3
Acquisition	—	44.4	—	—	44.4
Net goodwill at June 30, 2021	$885.7	$44.4	$106.1	$21.0	$1,057.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2021			September 30, 2020
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,817.8	$(932.1)	$885.7	$1,814.7	$(932.1)	$882.6
Defense	44.4	—	44.4	—	—	—
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	188.6	(167.6)	21.0	196.7	(175.9)	20.8
	$2,158.9	$(1,101.7)	$1,057.2	$2,119.5	$(1,110.0)	$1,009.5

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(34.8)	$20.5
Technology-related	11.9	104.8	(103.8)	1.0
Customer relationships	12.6	572.7	(548.5)	24.2
Other	12.1	23.6	(16.7)	6.9
	14.4	756.4	(703.8)	52.6
Non-amortizable trade names		417.1	—	417.1
		$1,173.5	$(703.8)	$469.7

	September 30, 2020
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(33.8)	$21.6
Technology-related	11.9	104.7	(103.3)	1.4
Customer relationships	12.8	554.7	(545.6)	9.1
Other	16.3	16.4	(15.0)	1.4
	14.7	731.2	(697.7)	33.5
Non-amortizable trade names		384.7	—	384.7
		$1,115.9	$(697.7)	$418.2

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2021 and the five years succeeding September 30, 2021 are as follows: 2021 (remaining three months) - $2.9 million; 2022 - $11.0 million; 2023 - $7.2 million; 2024 - $4.3 million; 2025 - $4.2 million; and 2026 - $4.2 million.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.2)	$224.8
4.600% Senior notes due May 2028	300.0	(2.7)	297.3
3.100% Senior notes due March 2030	300.0	(3.5)	296.5
	$825.0	$(6.4)	$818.6

	September 30, 2020
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.3)	$224.7
4.600% Senior notes due May 2028	300.0	(3.0)	297.0
3.100% Senior notes due March 2030	300.0	(3.8)	296.2
	$825.0	$(7.1)	$817.9

Other short-term debt			$5.2

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

At June 30, 2021, outstanding letters of credit of $17.6 million reduced available capacity under the Revolving Credit Facility to $832.4 million.

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

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2021, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at June 30, 2021 was 1.35%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2021.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. As of June 30, 2021, there were no outstanding borrowings on the uncommitted line of credit. There was 35.0 million Chinese renminbi ($5.2 million) outstanding on the uncommitted line of credit as of September 30, 2020. The line of credit carries a variable interest rate that is set by the lender, which was 3.5% at both June 30, 2021 and September 30, 2020.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect market rate of the Company’s debt. At June 30, 2021, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $346 million ($342 million at September 30, 2020) and $318 million ($316 million at September 30, 2020), respectively. The fair value of the Term Loan approximated book value at both June 30, 2021 and September 30, 2020. See Note 19 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Nine Months Ended June 30,
	2021	2020
Balance at beginning of period	$67.4	$65.1
Warranty provisions	35.7	29.3
Settlements made	(48.5)	(40.1)
Changes in liability for pre-existing warranties, net	14.9	12.1
Foreign currency translation	0.1	0.1
Acquisition	0.3	—
Balance at end of period	$69.9	$66.5

14.	Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2021 the Company guaranteed an aggregate of $780.8 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at June 30, 2021 was $163.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2021 the Company guaranteed to support an aggregate of $85.5 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at June 30, 2021 was $14.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$13.8	$16.2	$15.5	$15.8
Adoption of ASC 326	—	—	(0.6)	—
Provision for new credit guarantees	0.6	0.5	1.5	3.7
Changes for pre-existing guarantees, net	(0.2)	(1.8)	(0.4)	(0.4)
Amortization of previous guarantees	(0.4)	0.2	(2.3)	(4.0)
Foreign currency translation	—	0.1	0.1	0.1
Balance at end of period	$13.8	$15.2	$13.8	$15.2

Due to the adoption of ASC 326, the portion of the guarantee liabilities that relates to current expected credit losses is now recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

15.	Restructuring and Other Charges

On June 29, 2020, the Company committed to a series of restructuring activities within its Access Equipment segment. On that day, the Company announced that it would close its Medias, Romania manufacturing facility. The Company relocated production to factories in the United States, Mexico and China. The Company also announced that it would close its service center in Riverside, California. Both facilities were closed to simplify and better align operations to support customers and enable sustainable growth. The Company ceased all operations in Medias by June 30, 2021 and in Riverside as of December 31, 2020. In addition, the Access Equipment segment initiated targeted reductions in its salaried workforce in response to the ongoing COVID-19 pandemic. The Company recognized $0.2 million of expense related to restructuring for the three months ended June 30, 2021. The Company recognized restructuring costs of $3.4 million for the nine months ended June 30, 2021 consisting of long-lived asset impairments, lease termination costs and employee severance costs. The Company recognized $7.6 million of expense related to restructuring for the three and nine months ended June 30, 2020. The Company incurred additional charges of $1.1 million related to these restructuring actions for the three months ended June 30, 2021, consisting of $0.7 million of inventory obsolescence and $0.4 million of other costs. The Company incurred $8.1 million related to these restructuring actions for the nine months ended June 30, 2021, consisting of $2.8 million of accelerated depreciation, $4.5 million of inventory obsolescence and $0.8 million of other costs.

On July 23, 2020, the Company committed to a series of restructuring activities within the Commercial segment. On that day, the Company announced that it would cease production of rear discharge concrete mixers at its Dodge Center, Minnesota, facility and relocate it to London, Ontario. The Dodge Center factory is now focused on refuse collection vehicle manufacturing. The Company believes both product lines will benefit from focused facilities. The Company ceased all concrete mixer operations in Dodge Center as of December 31, 2020. The Company did not incur any charges related to restructuring during the three month period ended June 30, 3021. The Company incurred charges related to restructuring of $0.1 for the nine month period ended June 30, 2021, consisting of severance costs and other post-employment-related benefits. The Company incurred charges related to restructuring of $1.5 million for the three and nine month ended June 30, 2020.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-tax restructuring charges were as follows (in millions):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$0.1	$0.1	$0.2	$2.6	$5.0	$7.6
Commercial	—	—	—	0.7	0.8	1.5
Fire & Emergency	—	—	—	0.3	0.8	1.1
Total	$0.1	$0.1	$0.2	$3.6	$6.6	$10.2

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Cost of Sales	Selling, General and Administrative Expenses	Total	Cost of Sales	Selling, General and Administrative Expenses	Total
Access Equipment	$4.6	$(1.2)	$3.4	$2.6	$5.0	$7.6
Commercial	0.1	—	0.1	0.7	0.8	1.5
Fire & Emergency	—	—	—	0.3	0.8	1.1
Corporate	—	(0.4)	(0.4)	—	—	—
Total	$4.7	$(1.6)	$3.1	$3.6	$6.6	$10.2

Changes in the Company’s restructuring reserves, included within “Other current liabilities” in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2020	$9.7	$—	$0.3	$10.0
Restructuring provision	0.3	2.3	0.5	3.1
Utilized - cash	(8.4)	—	(2.3)	(10.7)
Utilized - noncash	—	(2.3)	1.6	(0.7)
Balance at June 30, 2021	$1.6	$—	$0.1	$1.7

	Employee Severance and Termination Benefits	Property, Plant and Equipment Impairment	Other Costs	Total
Balance at September 30, 2019	$—	$—	$—	$—
Restructuring provision	9.4	0.8	—	10.2
Utilized - cash	—	—	—	—
Utilized - noncash	—	(0.8)	—	(0.8)
Balance at June 30, 2020	$9.4	$—	$—	$9.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2021 and September 30, 2020, the estimated net liabilities for product and general liability claims totaled $38.6 million and $33.8 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $1.0 billion and $721.1 million at June 30, 2021 and September 30, 2020, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $22.8 million and $64.4 million at June 30, 2021 and September 30, 2020, respectively.

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

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company repurchased 107,138 shares of Common Stock under this authorization during the nine months ended June 30, 2021 at a cost of $13.0 million. The Company repurchased 550,853 shares of Common Stock under this authorization during the nine months ended June 30, 2020 at a cost of $40.8 million. As of June 30, 2021, the Company has remaining authority to repurchase 7,352,190 shares of Common Stock.

18.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(93.5)	$(90.3)	$(0.1)	$(183.9)
Other comprehensive income (loss) before reclassifications	—	7.7	0.3	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	—	—	1.1
Net current period other comprehensive income (loss)	1.1	7.7	0.3	9.1
Balance at end of period	$(92.4)	$(82.6)	$0.2	$(174.8)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(68.0)	$(141.4)	$0.5	$(208.9)
Other comprehensive income (loss) before reclassifications	—	14.4	(0.7)	13.7
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	0.7
Net current period other comprehensive income (loss)	0.7	14.4	(0.7)	14.4
Balance at end of period	$(67.3)	$(127.0)	$(0.2)	$(194.5)

	Nine Months Ended June 30, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(95.9)	$(102.1)	$(0.4)	$(198.4)
Other comprehensive income (loss) before reclassifications	—	19.5	0.6	20.1
Amounts reclassified from accumulated other comprehensive income (loss)	3.5	—	—	3.5
Net current period other comprehensive income (loss)	3.5	19.5	0.6	23.6
Balance at end of period	$(92.4)	$(82.6)	$0.2	$(174.8)

	Nine Months Ended June 30, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(69.4)	$(132.5)	$0.3	$(201.6)
Other comprehensive income (loss) before reclassifications	—	5.5	(0.5)	5.0
Amounts reclassified from accumulated other comprehensive income (loss)	2.1	—	—	2.1
Net current period other comprehensive income (loss)	2.1	5.5	(0.5)	7.1
Balance at end of period	$(67.3)	$(127.0)	$(0.2)	$(194.5)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the reclassifications out of Accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Income were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2	$0.6	$0.5
Actuarial losses	Miscellaneous, net	1.5	0.9	4.0	2.4
Total before tax		1.7	1.1	4.6	2.9
Tax benefit		(0.6)	(0.4)	(1.1)	(0.8)
Net of tax		$1.1	$0.7	$3.5	$2.1

19.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair value of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
SERP plan assets (a)	$21.8	$—	$—	$21.8
Foreign currency exchange derivatives (b)	—	1.2	—	1.2
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.1	$—	$2.1

September 30, 2020
Assets:
SERP plan assets (a)	$21.4	$—	$—	$21.4
Liabilities:
Foreign currency exchange derivatives (b)	$—	$2.5	$—	$2.5

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2021			2020
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$450.9	$—	$450.9	$221.0	$—	$221.0
Telehandlers	233.5	—	233.5	127.5	—	127.5
Other	238.7	1.2	239.9	131.4	8.1	139.5
Total Access Equipment	923.1	1.2	924.3	479.9	8.1	488.0

Defense (a)	709.9	0.5	710.4	558.1	3.1	561.2

Fire & Emergency (a)	298.4	4.1	302.5	297.6	2.0	299.6

Commercial
Refuse collection	137.4	—	137.4	99.2	—	99.2
Concrete placement	113.4	—	113.4	121.5	—	121.5
Other	26.6	0.7	27.3	24.4	2.6	27.0
Total Commercial	277.4	0.7	278.1	245.1	2.6	247.7
Corporate and intersegment eliminations (a)	—	(6.5)	(6.5)	0.1	(15.8)	(15.7)
Consolidated	$2,208.8	$—	$2,208.8	$1,580.8	$—	$1,580.8
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended June 30,
	2021			2020
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Access Equipment
Aerial work platforms	$1,087.1	$—	$1,087.1	$800.7	$—	$800.7
Telehandlers	531.6	—	531.6	546.5	—	546.5
Other	603.4	4.1	607.5	543.6	8.1	551.7
Total Access Equipment	2,222.1	4.1	2,226.2	1,890.8	8.1	1,898.9

Defense (a)	1,874.2	1.2	1,875.4	1,684.1	8.5	1,692.6

Fire & Emergency (a)	876.9	12.0	888.9	792.2	6.6	798.8

Commercial
Refuse collection	344.1	—	344.1	330.3	—	330.3
Concrete placement	278.4	—	278.4	286.9	—	286.9
Other	77.9	3.4	81.3	86.8	4.6	91.4
Total Commercial	700.4	3.4	703.8	704.0	4.6	708.6
Corporate and intersegment eliminations (a)	0.7	(20.7)	(20.0)	1.5	(27.8)	(26.3)
Consolidated	$5,674.3	$—	$5,674.3	$5,072.6	$—	$5,072.6
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss):
Access Equipment (a)	$113.0	$33.5	$218.4	$173.3
Defense (b)	59.8	41.4	148.1	132.1
Fire & Emergency (b)	44.5	46.2	127.0	96.1
Commercial	29.6	23.8	60.3	49.7
Corporate	(43.1)	(26.3)	(113.3)	(89.9)
Consolidated	203.8	118.6	440.5	361.3
Interest expense, net of interest income	(11.7)	(11.7)	(34.3)	(44.2)
Miscellaneous other income (expense)	0.4	1.5	2.0	(4.7)
Income before income taxes and losses of unconsolidated affiliates	$192.5	$108.4	$408.2	$312.4
(a)

Results for the three and nine months ended June 30, 2021 include a $0.2 million and $3.4 million charge for restructuring, respectively. The Company incurred additional charges of $1.1 million and $8.1 million of other costs related to restructuring plans in the three and nine months ended June 30, 2021, respectively.

(b)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2021	September 30, 2020
Identifiable assets:
Access Equipment:
U.S.	$2,211.5	$2,151.4
Europe, Africa and Middle East	447.6	383.4
Rest of the World	380.0	359.0
Total Access Equipment	3,039.1	2,893.8
Defense: (a)
U.S.	1,333.4	1,078.7
Rest of the World	4.8	7.2
Total Defense	1,338.2	1,085.9
Fire & Emergency - U.S. (a)	515.3	563.6
Commercial:
U.S.	358.9	370.7
Rest of the World	62.0	47.5
Total Commercial	420.9	418.2
Corporate - U.S. (b)	1,392.8	854.4
Consolidated	$6,706.3	$5,815.9
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.
(b)	Primarily includes cash and short-term investments and the Company’s global headquarters.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$719.9	$682.4	$287.4	$275.6	$(6.5)	$1,958.8
Europe, Africa and Middle East	75.7	25.4	9.8	0.5	—	111.4
Rest of the World	128.7	2.6	5.3	2.0	—	138.6
Consolidated	$924.3	$710.4	$302.5	$278.1	$(6.5)	$2,208.8

	Three Months Ended June 30, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Eliminations (a)	Total
Net sales:
North America	$341.2	$528.8	$267.1	$246.9	$(15.7)	$1,368.3
Europe, Africa and Middle East	57.5	31.3	27.5	0.2	—	116.5
Rest of the World	89.3	1.1	5.0	0.6	—	96.0
Consolidated	$488.0	$561.2	$299.6	$247.7	$(15.7)	$1,580.8

	Nine Months Ended June 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,680.6	$1,727.8	$837.2	$698.1	$(20.0)	$4,923.7
Europe, Africa and Middle East	232.9	143.7	36.1	1.2	—	413.9
Rest of the World	312.7	3.9	15.6	4.5	—	336.7
Consolidated	$2,226.2	$1,875.4	$888.9	$703.8	$(20.0)	$5,674.3

	Nine Months Ended June 30, 2020
	Access Equipment	Defense (a)	Fire & Emergency (a)	Commercial	Eliminations (a)	Total
Net sales:
North America	$1,442.2	$1,633.6	$739.7	$699.6	$(26.3)	$4,488.8
Europe, Africa and Middle East	216.4	55.1	28.3	1.1	—	300.9
Rest of the World	240.3	3.9	30.8	7.9	—	282.9
Consolidated	$1,898.9	$1,692.6	$798.8	$708.6	$(26.3)	$5,072.6
(a)	Results have been reclassified to reflect the move of the airport snow removal vehicle business from the Fire & Emergency segment to the Defense segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that Oshkosh Corporation (the “Company”) believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Executive Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include performance issues with suppliers or subcontractors, particularly as demand rebounds from the COVID-19 pandemic; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor and freight costs; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the Company’s ability to attract production labor in a timely manner; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the expected level and timing of U.S. Department of Defense (DoD) and international defense customer procurement of products and services and acceptance of and funding or payments for such products and services; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; risks related to reductions in government expenditures in light of U.S. defense budget pressures and an uncertain DoD tactical wheeled vehicle strategy; the impact of any DoD solicitation for competition for future contracts to produce military vehicles; the impacts of budget constraints facing the U.S. Postal Service (USPS) and continuously changing demands for postal services; the impact of litigation on future expected orders from the USPS; risks related to facilities expansion, consolidation and alignment, including the amounts of related costs and charges and that anticipated cost savings may not be achieved; projected adoption rates of work at height machinery in emerging markets; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Defense — tactical vehicles, trailers, weapons system integration and supply parts and services sold to the U.S. military and to other militaries around the world, delivery vehicles for the USPS, and snow removal vehicles for military and civilian airports.

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

Executive Overview

Economies across the globe have begun to rebound from low demand and business activity experienced during the COVID-19 pandemic, particularly in the United States where the Company has the majority of its sales, and as a result, the Company has experienced strong demand for its products. This rebound has caused significant supply chain disruptions across many industries. Sales in the third quarter of fiscal 2021 were approximately $100 million lower than the Company’s expectations at the beginning of the quarter, primarily in the Access Equipment segment, which the Company believes was the result of supply chain shortages. These shortages have also caused labor inefficiencies and higher freight costs to expedite parts to its plants. The Company’s supply chain team members and third-party suppliers have worked hard to maintain production, but the Company believes these supply chain disruptions will remain a headwind to operations for the next several quarters. The rapid increase in business activity across the globe has also caused the Company to experience inflation in materials, freight and labor costs. The Company has increased prices in an effort to offset the higher input costs, but the realization of the price increases is delayed due to existing backlog at the time the price increases were implemented.

The Company made several notable announcements during the quarter that strengthen its long-term outlook. First, the U.S. Army awarded the Company a 6-year contract worth up to $943 million for the Stryker Medium Caliber Weapons System, representing an important new adjacency for the Defense segment. Second, the Company announced that Madison, Wisconsin is operating the Company’s revolutionary new electric fire truck, the Pierce Volterra. The Volterra is a significant step forward for electric vehicles and is another milestone in Oshkosh’s two decade-plus history of electrifying products. And third, the Company announced Spartanburg, South Carolina as the location where it will build the USPS’s Next Generation Delivery Vehicle. The Company expects to create more than 1,000 manufacturing jobs in South Carolina for this important new program.

The Company reported earnings per share of $3.07 in the third quarter of fiscal 2021, which significantly exceeded earnings per share of $1.17 in the third quarter of fiscal 2020. Results for the third quarter of fiscal 2021 included a $69.9 million, or $1.00 per share, discrete tax benefit associated with the carryback of a U.S. net operating loss to prior tax years with higher federal statutory rates and an after-tax charge of $1.4 million, or $0.02 per share, associated with restructuring actions in the Access Equipment segment. Results for the third quarter of fiscal 2020 included after-tax restructuring charges of $8.4 million, or $0.12 per share.

Consolidated net sales in the third quarter of fiscal 2021 increased $627.6 million, or 39.7%, to $2.21 billion compared to the third quarter of fiscal 2020. Sales in the Access Equipment and Commercial segments partially rebounded from the low demand levels experienced in the third quarter of fiscal 2020 associated with the global economic downturn driven by the COVID-19 pandemic. The increase in sales in the Defense segment were driven by higher Joint Light Tactical Vehicle (JLTV) program volume and the inclusion of Pratt Miller sales following its acquisition in January 2021.

Consolidated operating income increased $85.2 million to $203.8 million, or 9.2% of sales, in the third quarter of fiscal 2021 compared to $118.6 million, or 7.5% of sales, in the third quarter of fiscal 2020. The increase in consolidated operating income was primarily due to the impact of higher gross margin associated with higher sales volume, favorable fixed manufacturing absorption as a result of a return to normal production levels and lower restructuring-related costs, offset in part by higher incentive compensation costs, higher material costs and the return of spending related to temporary cost reductions in the prior year.

The Company estimates consolidated sales will be approximately $7.80 billion in fiscal 2021, leading to an estimated consolidated operating income range of between $595 million and $615 million and an estimated earnings per share range of between $7.15 and $7.30. These expectations assume that supply chain challenges will neither improve nor deteriorate meaningfully for the remainder of fiscal 2021. These revised fiscal 2021 estimates include $14.0 million, or $0.19 per share, of restructuring-related costs in the Access Equipment segment, $1.0 million, or $0.01 per share, of business acquisition costs in the Defense segment and the $69.9 million, or $1.00 per share, discrete tax benefit associated with the carryback of a U.S. net operating loss to prior years. Excluding these items, the Company’s adjusted earnings per share estimate range for fiscal 2021 is $6.35 to $6.50. The Company’s previous adjusted earnings per share range was $6.35 to $6.85. The decrease on the top end of the range reflects significant supply chain challenges that the Company has faced and expects to continue to face throughout the remainder of fiscal 2021. The Company’s previous expectations assumed no major production interruptions as a result of supply chain disruptions.

As a result of supply chain challenges, the Company now expects Access Equipment segment fiscal 2021 sales will be approximately $3.2 billion compared to the Company’s most recent estimate range of $3.15 billion to $3.35 billion. The revised Access Equipment segment sales estimate range represents an estimated 28% increase compared to fiscal 2020 sales. The Company expects its fiscal 2021 operating income margin for the Access Equipment segment to be approximately 10.0% compared to the Company’s previous operating income margin estimate range of 10.0% to 10.75%. The revised expectation reflects production constraints, manufacturing inefficiencies and increased freight costs due to the current supply chain environment. The Access Equipment operating income margin estimate includes approximately 50 basis points of restructuring-related costs.

The Company continues to expect Defense segment fiscal 2021 sales to be approximately $2.5 billion with an operating income margin of approximately of 8.0% and Fire Emergency segment fiscal 2021 sales to be $1.2 billion with an operating income margin of approximately 14.0%.

The Company now expects Commercial segment fiscal 2021 sales to be approximately $950 million compared to the Company’s most recent expectation of approximately $925 million. The Company increased its fiscal 2021 operating income margin estimate for the Commercial segment from approximately 7.0% to approximately 8.0% as a result of expected higher sales and improved performance in the third quarter of fiscal 2021.

The Company expects fiscal 2021 corporate expense will be approximately $155 million. As a result of the discrete tax benefit associated with the carryback of a U.S. net operating loss to prior years, the Company lowered its estimated effective tax rate for fiscal 2021 from approximately 22.0% to approximately 10.5%.

The Company expects consolidated sales in the fourth quarter of fiscal 2021 to be up approximately 18% compared to the fourth quarter of fiscal 2020, with the Access Equipment segment largely driving the increase. The Company expects that material and freight cost increases will be an approximately $35 million headwind to consolidated margins in the fourth quarter of fiscal 2021 and that there will be an approximately $30 million year over year headwind as a result of the return of spending related to temporary cost reductions in the fourth quarter of fiscal 2020.

Results of Operations

Analysis of Consolidated Net Sales

The following table presents net sales by segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2021	2020	2021	2020
Net sales:
Access Equipment	$924.3	$488.0	$2,226.2	$1,898.9
Defense	710.4	561.2	1,875.4	1,692.6
Fire & Emergency	302.5	299.6	888.9	798.8
Commercial	278.1	247.7	703.8	708.6
Intersegment eliminations and other	(6.5)	(15.7)	(20.0)	(26.3)
	$2,208.8	$1,580.8	$5,674.3	$5,072.6

Third Quarter Fiscal 2021 Compared to 2020

Consolidated net sales in the third quarter of fiscal 2021 increased $628.0 million, or 39.7%, compared to the third quarter of fiscal 2020 as a result of higher sales in all segments, led by the Access Equipment and Defense segments.

Access Equipment segment net sales in the third quarter of fiscal 2021 increased $436.3 million, or 89.4%, compared to the third quarter of fiscal 2020 as a result of improved market demand, led by North America. The third quarter of fiscal 2020 was impacted by lower market demand due in large part to the global economic downturn as a result of the COVID-19 pandemic.

Defense segment net sales in the third quarter of fiscal 2021 increased $149.2 million, or 26.6%, compared to the third quarter of fiscal 2020 as a result of higher JLTV program volume and sales at Pratt Miller ($23 million) following its acquisition in January 2021.

Fire & Emergency segment net sales in the third quarter of fiscal 2021 increased $2.9 million, or 1.0%, compared to the third quarter of fiscal 2020 as a result of higher domestic fire truck deliveries ($18 million), offset in part by lower international ARFF vehicle volume ($15 million). Fire truck deliveries in the third quarter of fiscal 2020 were negatively impacted by workforce availability constraints resulting from the COVID-19 pandemic.

Commercial segment net sales in the third quarter of fiscal 2021 increased $30.4 million, or 12.3%, compared to the third quarter of fiscal 2020 due to higher refuse collection vehicle demand ($38 million), offset in part by the impact of the sale of the concrete batch plant business in the fourth quarter of fiscal 2020. Concrete batch plant sales were $16 million in the third quarter of fiscal 2020. The third quarter of fiscal 2020 was impacted by lower market demand due in large part to the global economic downturn as a result of the COVID-19 pandemic.

First Nine Months of Fiscal 2021 Compared to 2020

Consolidated net sales increased $601.7 million, or 11.9%, to $5.67 billion in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 as a result of higher Access Equipment, Defense and Fire & Emergency segment sales.

Access Equipment segment net sales increased $327.3 million, or 17.2%, to $2.23 billion in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 as a result of improved market demand. The first nine months of fiscal 2020 were impacted by lower market demand, due in large part to the global economic downturn as a result of the COVID-19 pandemic.

Defense segment net sales increased $182.8 million, or 10.8%, to $1.88 billion in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 as a result of higher JLTV program volume and sales at Pratt Miller ($41 million) after its acquisition in January 2021.

Fire & Emergency segment net sales increased $90.1 million, or 11.3%, to $888.9 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 due to higher fire truck sales volume ($49 million) and higher ARFF vehicle volume ($33 million) as a number of multi-unit awards were recognized in the first nine of fiscal 2021. Fire truck deliveries in the first nine months of fiscal 2020 were negatively impacted by workforce availability constraints resulting from the COVID-19 pandemic and delivery delays resulting from COVID-19 related travel restrictions that prevented customers from inspecting and accepting trucks.

Commercial segment net sales decreased $4.8 million, or 0.7%, to $703.8 million in the first nine months of fiscal 2021 compared to the first nine months of 2020 as a result of the sale of the concrete batch plant business in the fourth quarter of fiscal 2020, offset in part by higher concrete mixer sales ($41 million). Front-discharge concrete mixer volume was low in the first nine months of fiscal 2020 as a result of the ramp-up of production to a new model. Concrete batch plant sales were $33 million in the first nine months of fiscal 2020.

Analysis of Consolidated Cost of Sales

The following table presents cost of sales by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2021	2020	2021	2020
Cost of sales:
Access Equipment	$754.3	$408.0	$1,844.1	$1,554.3
Defense	615.6	494.7	1,631.7	1,480.0
Fire & Emergency	234.4	235.5	695.1	638.8
Commercial	225.5	201.5	581.0	586.0
Intersegment eliminations and other	(5.6)	(16.4)	(19.9)	(25.9)
	$1,824.2	$1,323.3	$4,732.0	$4,233.2

Third Quarter Fiscal 2021 Compared to 2020

Consolidated cost of sales in the third quarter of fiscal 2021 was $1.82 billion, or 82.6% of sales, compared to $1.32 billion, or 83.7% of sales, in the third quarter of fiscal 2020. The 110 basis point decrease in cost of sales as a percentage of sales was primarily due to favorable fixed manufacturing absorption as a result of a return to normal production levels (120 basis points) as well as relatively flat engineering and new product development spending on significantly higher sales volume (80 basis points), offset in part by higher material costs (120 basis points).

Access Equipment segment cost of sales in the third quarter of fiscal 2021 was $754.3 million, or 81.6% of sales, compared to $408.0 million, or 83.6% of sales, in the third quarter of fiscal 2020. The 200 basis point decrease in cost of sales as a percentage of sales was largely due to favorable fixed manufacturing absorption as a result of a return to normal production levels (380 basis points) and slightly higher engineering spending on significantly higher sales volume (130 basis points), offset in part by higher material and freight costs (220 basis points) as well as adverse product and customer mix (80 basis points)

Defense segment cost of sales in the third quarter of fiscal 2021 was $615.6 million, or 86.7% of sales, compared to $494.7 million, or 88.2% of sales, in the third quarter of fiscal 2020. The 150 basis point decrease in cost of sales as a percentage of sales was the result of lower engineering and new product development spending (120 basis points).

Fire & Emergency segment cost of sales in the third quarter of fiscal 2021 was $234.4 million, or 77.5% of sales, compared to $235.5 million, or 78.6% of sales, in the third quarter of fiscal 2020. The 110 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable product mix (80 basis points).

Commercial segment cost of sales in the third quarter of fiscal 2021 was $225.5 million, or 81.1% of sales, compared to $201.5 million, or 81.3% of sales, in the third quarter of fiscal 2020. The 20 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable product mix (160 basis points) and lower engineering spending (90 basis points), offset in part by unfavorable price/cost dynamics (240 basis points).

First Nine Months of Fiscal 2021 Compared to 2020

Consolidated cost of sales was $4.73 billion, or 83.4% of sales, in the first nine months of fiscal 2021 compared to $4.23 billion, or 83.5% of sales, in the first nine months of fiscal 2020. The 10 basis point decrease in cost of sales as a percentage of sales was due to slightly lower engineering and product development costs (40 basis points) and improved mix (40 basis points), offset in part by higher material costs (70 basis points).

Access Equipment segment cost of sales was $1.84 billion, or 82.8% of sales, in the first nine months of fiscal 2021 compared to $1.55 billion, or 81.9% of sales, in the first nine months of fiscal 2020. The 90 basis point increase in cost of sales as a percentage of sales was due to unfavorable price/cost dynamics (160 basis points) and higher incentive compensation costs (60 basis points), offset in part by favorable fixed manufacturing absorption as a result of higher production volume (120 basis points).

Defense segment cost of sales was $1,631.7 million, or 87.0% of sales, in the first nine months of fiscal 2021 compared to $1,480.0 million, or 87.4% of sales, in the first nine months of fiscal 2020. The 40 basis point decrease in cost of sales as a percentage of sales was due to improved product mix (80 basis points) and lower engineering and product development costs (40 basis points), offset in part by production inefficiencies as a result of a line move (70 basis points).

Fire & Emergency segment cost of sales was $695.1 million, or 78.2% of sales, in the first nine months of fiscal 2021 compared to $638.8 million, or 80.0% of sales, in the first nine months of fiscal 2020. The 180 basis point decrease in cost of sales as a percentage of sales was primarily attributable to improved pricing (100 basis points), and favorable product mix (90 basis points).

Commercial segment cost of sales was $581.0 million, or 82.6% of sales, in the first nine months of fiscal 2021 compared to $586.0 million, or 82.7% of sales, in the first nine months of fiscal 2020. The 10 basis point decrease in cost of sales as a percentage of sales was primarily attributable to favorable product mix (120 basis points), lower product liability costs (60 basis points) and lower engineering spending (60 basis points), offset in part by unfavorable material costs (230 basis points).

Analysis of Consolidated Operating Income (Loss)

The following table presents operating income (loss) by business segment (in millions):

	Third Quarter Fiscal		First Nine Months Fiscal
	2021	2020	2021	2020
Operating income (loss):
Access Equipment	$113.0	$33.5	$218.4	$173.3
Defense	59.8	41.4	148.1	132.1
Fire & Emergency	44.5	46.2	127.0	96.1
Commercial	29.6	23.8	60.3	49.7
Corporate	(43.1)	(26.3)	(113.3)	(89.9)
	$203.8	$118.6	$440.5	$361.3

Third Quarter Fiscal 2021 Compared to 2020

Consolidated operating income in the third quarter of fiscal 2021 increased $85.2 million to $203.8 million, or 9.2% of sales, compared to $118.6 million, or 7.5% of sales, in the third quarter of fiscal 2020. The increase in consolidated operating income was primarily due to the impact of the higher gross margin associated with higher consolidated sales volume ($129 million), favorable fixed manufacturing absorption as a result of a return to normal production levels ($11 million) and lower restructuring-related costs ($9 million), offset in part by higher material and freight costs ($28 million), higher incentive compensation costs ($27 million) and the return of temporary cost reductions from the prior year ($18 million).

Access Equipment segment operating income in the third quarter of fiscal 2021 increased $79.5 million to $113.0 million, or 12.2% of sales, compared to $33.5 million, or 6.9% of sales, in the third quarter of fiscal 2020. The increase in operating income was primarily due to the impact of the higher gross margin associated with higher sales volume ($109 million) and lower restructuring-related costs ($6 million), offset in part by higher incentive compensation costs ($14 million), higher materials and freight costs ($14 million) and adverse mix ($8 million).

Defense segment operating income in the third quarter of fiscal 2021 increased $18.4 million to $59.8 million, or 8.4% of sales, compared to $41.4 million, or 7.4% of sales, in the third quarter of fiscal 2020. The increase in operating income was due to the impact of the higher gross margin associated with higher sales volume ($19 million) and lower new product development spending ($5 million), offset in part by higher warranty costs ($4 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased operating income by $3.2 million and $1.6 million in the third quarter of fiscal 2021 and 2020, respectively.

Fire & Emergency segment operating income in the third quarter of fiscal 2021 decreased $1.7 million to $44.5 million, or 14.7% of sales, compared to $46.2 million, or 15.4% of sales, in the third quarter of fiscal 2020. The decrease in operating income was largely due to higher incentive compensation costs ($5 million), offset in part by favorable product mix ($2 million) and the absence of restructuring costs ($1 million). Incentive compensation accruals were reversed in the third quarter of fiscal 2020 as the COVID-19 pandemic resulted in the applicable metrics not being achieved.

Commercial segment operating income in the third quarter of fiscal 2021 increased $5.8 million to $29.6 million, or 10.6% of sales, compared to $23.8 million, or 9.6% of sales, in the third quarter of fiscal 2020. The increase in operating income was primarily due to the impact of the higher gross margin associated with higher sales volume ($8 million) and favorable product mix ($3 million), offset in part by unfavorable price/cost dynamics ($7 million).

Corporate operating costs increased $16.8 million to $43.1 million in the third quarter of fiscal 2021 compared to $26.3 million in the third quarter of fiscal 2020, primarily due to higher incentive compensation costs ($6 million) and the return of temporary cost reductions from the prior year.

Consolidated selling, general and administrative expenses were $177.6 million, or 8.0% of sales, in the third quarter of fiscal 2021 compared to $137.6 million, or 8.7% of sales, in the third quarter of fiscal 2020. The increase in consolidated selling, general and administrative expenses was primarily due to higher incentive compensation costs ($21 million) and the return of temporary cost reductions from the prior year ($18 million).

First Nine Months of Fiscal 2021 Compared to 2020

Consolidated operating income in the first nine months of fiscal 2021 increased $79.2 million to $440.5 million, or 7.8% of sales, compared to $361.3 million, or 7.1% of sales, in the first nine months of 2020. The increase in operating income was primarily due to the higher gross margin associated with higher consolidated sales volume ($133 million), lower spending in the first half of fiscal 2021 related to temporary cost reductions as a result of the COVID-19 pandemic ($17 million), favorable mix ($13 million) and lower allowances for bad debts ($8 million), offset in part by higher incentive compensation costs ($59 million) and unfavorable material costs ($35 million).

Access Equipment segment operating income in the first nine months of fiscal 2021 increased $45.1 million to $218.4 million, or 9.8% of sales, compared to $173.3 million, or 9.1% of sales, in the first nine months of fiscal 2020. The increase in operating income was primarily due to the impact of higher gross margin associated with higher sales volume ($78 million) and lower spending in the first half of fiscal 2021 related to temporary cost reductions as a result of the COVID-19 pandemic ($14 million), offset in part by higher incentive compensation costs ($31 million) and unfavorable material costs ($13 million).

Defense segment operating income in the first nine months of fiscal 2021 increased $16.0 million to $148.1 million, or 7.9% of sales, compared to $132.1 million, or 7.8% of sales, in the first nine months of fiscal 2020. The increase in operating income was primarily a result of the impact of higher gross margin associated with higher sales volume ($31 million) offset by production inefficiencies ($14 million). Changes in estimates on contracts accounted for under the cost-to-cost method increased operating income by $14.1 million and $15.2 million in the first nine months of fiscal 2021 and 2020, respectively.

Fire & Emergency segment operating income in the first nine months of fiscal 2021 increased $30.9 million to $127.0 million, or 14.3% of sales, compared to $96.1 million, or 12.0% of sales, in the first nine months of fiscal 2020. The increase in operating income was largely a result of the impact of higher gross margin associated with higher sales volume ($21 million) and favorable mix ($8 million).

Commercial segment operating income in the first nine months of fiscal 2021 increased $10.6 million to $60.3 million, or 8.6% of sales, compared to $49.7 million, or 7.0% of sales, in the first nine months of fiscal 2020. The increase in operating income was primarily due to lower spending in the first half of fiscal 2021 related to temporary costs reductions resulting from the COVID-19 pandemic ($9 million), lower product liability costs ($5 million), favorable product mix ($5 million), lower engineering costs ($4 million), and lower warranty costs ($2 million), offset in part by unfavorable material costs ($16 million).

Corporate operating costs in the first nine months of fiscal 2021 increased $23.4 million to $113.3 million compared to the first nine months of fiscal 2020, primarily as a result of higher incentive compensation costs ($16 million) and higher healthcare costs ($5 million).

Consolidated selling, general and administrative expenses was $495.0 million, or 8.7% of sales, in the first nine months of fiscal 2021 compared to $468.4 million, or 9.2% of sales, in the first nine months of fiscal 2020. The increase in consolidated selling, general and administrative expenses was generally a result of higher incentive compensation costs ($45 million) offset in part lower spending in the first half of fiscal 2021 related to temporary cost reductions resulting from the COVID-19 pandemic ($17 million).

Analysis of Non-Operating Income Statement Items

Third Quarter Fiscal 2021 Compared to 2020

Interest expense net of interest income was $11.7 million in both the third quarter of fiscal 2021 and third quarter of fiscal 2020.

Other miscellaneous income of $0.4 million in the third quarter of fiscal 2021 and $1.5 million in the third quarter of fiscal 2020 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded an income tax benefit in the third quarter of fiscal 2021 of $21.9 million compared to an expense of $28.0 million in the third quarter of fiscal 2020. In the third quarter of fiscal 2021, the Company elected certain tax accounting method changes and changed the timing of certain deductible payments, which are expected to generate a significant net operating loss in fiscal 2021, which it was able to carryback to prior years with higher federal statutory rates. The Company’s effective tax rate for the third quarter of fiscal 2021 reflects a net discrete tax benefit of $69.9 million related to this carryback provision.

Losses in unconsolidated affiliates of $0.5 million in the third quarter of fiscal 2021 and $0.2 million in the third quarter of fiscal 2020 primarily represented the Company’s equity interest in a commercial entity in Mexico.

First Nine Months of Fiscal 2021 Compared to 2020

Interest expense net of interest income decreased $9.9 million to $34.3 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The first nine months of fiscal 2020 included $8.5 million of debt extinguishment costs incurred in connection with the refinancing of the Company’s senior notes.

Other miscellaneous income of $2.0 million in the first nine months of fiscal 2021 and other miscellaneous expense of $4.7 million in the first nine months of fiscal 2020 primarily related to gains and losses on investments held in a rabbi trust, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The Company recorded income tax expense in the first nine months of fiscal 2021 of $24.5 million, or 6.0% of pre-tax income, compared to $87.0 million, or 27.8% of pre-tax income, in the first nine months of fiscal 2020. Income tax expense in the first nine months of fiscal 2021 included discrete tax benefits of $74.0 million, primarily related to the carryback of a net operating loss to previous tax years with higher federal statutory tax rates. Results for the first nine months of fiscal 2020 were adversely impacted by tax valuation reserves of $11.4 million recorded against certain foreign net deferred tax assets in Europe.

Losses of unconsolidated affiliates of $0.7 million and $0.9 million in the first nine months of fiscal 2021 and fiscal 2020, respectively, primarily represented the Company’s equity interest in a commercial entity in Mexico.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2021, including $1.17 billion of cash and cash equivalents and $832.4 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). These sources of liquidity are needed to fund the Company’s working capital requirements, capital expenditures, dividends, share repurchases, debt service requirements and acquisitions. The Company expects to have sufficient liquidity to finance its operations over the next twelve months.

Financial Condition at June 30, 2021

The Company’s capitalization was as follows (in millions):

	June 30, 2021	September 30, 2020
Cash and cash equivalents	$1,166.3	$582.9
Total debt	818.6	823.1
Total shareholders’ equity	3,228.7	2,850.7
Total capitalization (debt plus equity)	4,047.3	3,673.8
Debt to total capitalization	20.2%	22.4%

The Company’s ratio of debt to total capitalization of 20.2% at June 30, 2021 remained within its targeted range.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 41 days at September 30, 2020 to 42 days at June 30, 2021. Days sales outstanding for segments other than the Defense segment decreased from 50 days at September 30, 2020 to 45 days at June 30, 2021. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 3.8 times at September 30, 2020 to 4.3 times at June 30, 2021.

Cash Flows

Operating Cash Flows

Operating activities provided $816.8 million of cash in the first nine months of fiscal 2021 compared to $36.4 million in the first nine months of fiscal 2020. The improvement in cash provided by operating activities in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2021 was primarily due to lower inventory levels in the Access Equipment segment as a result of higher sales. The Company expects to generate approximately $890 million of cash flows from operations in fiscal 2021.

Investing Cash Flows

Investing activities used cash of $177.0 million in the first nine months of fiscal 2021 compared to $58.5 million in the first nine months of fiscal 2020. The Company used available cash to fund the acquisition of Pratt Miller in the second quarter of fiscal 2021. Through June 30, 2021, the Company utilized $60.8 million for capital expenditures. The Company anticipates that it will spend $140 million on capital expenditures in fiscal 2021.

Financing Cash Flows

Financing activities used cash of $57.3 million in the first nine months of fiscal 2021 compared to $95.1 million in the first nine months of fiscal 2020. In the first nine months of fiscal 2021, the Company repurchased 107,138 shares of its Common Stock under the authorization approved by the Company’s Board of Directors at an aggregate cost of $13.0 million. In the first nine months of fiscal 2020, the Company repurchased 550,853 shares of its Common Stock under the authorization approved by the Company’s Board of Directors at an aggregate cost of $40.8 million.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of June 30, 2021, the Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan. At June 30, 2021, outstanding letters of credit of $17.6 million reduced available capacity under the Revolving Credit Facility to $832.4 million.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of June 30, 2021 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

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

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2021.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 34% of the Company’s net sales in the first nine months of fiscal 2021. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2021 increased 29.8% to $6.86 billion compared to $5.29 billion at June 30, 2020. Access Equipment segment backlog increased 213.8% to $1.75 billion at June 30, 2021 compared to $556.9 million at June 30, 2020 as demand has rebounded following the re-opening of economies and elevated customer fleet ages. Defense segment backlog increased 2.4% to $3.40 billion at June 30, 2021 compared to $3.32 billion at June 30, 2020 primarily due to the initial order from the USPS for the NGDV program, offset in part by shipments under the Family of Heavy Tactical Vehicle, Family of Medium Tactical Vehicle and JLTV contracts. Fire & Emergency segment backlog increased 8.5% to $1.22 billion at June 30, 2021 compared to $1.12 billion at June 30, 2020 due to strong demand for fire trucks coming out of the COVID-19 pandemic as municipal budgets have been more resilient than the Company previously expected. Although Fire & Emergency segment backlog remained strong, orders softened for ARFF vehicles due to the impact of the COVID-19 pandemic on airport budgets. Commercial segment backlog increased 73.2% to $498.1 million at June 30, 2021 compared to $287.6 million at June 30, 2020 due to high demand for the Company’s new front-discharge concrete mixer and improved market demand for refuse collection vehicles and concrete mixers as demand returned to some extent as a result of some waning of the COVID-19 pandemic. Commercial segment backlog at June 30, 2020 included concrete batch plant backlog of $11.0 million. The Company sold the concrete batch plant business in the fourth quarter of fiscal 2020.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 68% of the Company’s June 30, 2021 backlog is not expected to be filled in fiscal 2021.

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

	Fiscal 2021 Expectations
	Low	High
Earnings per share-diluted (GAAP)	$7.15	$7.30
Restructuring-related costs	0.19	0.19
Business acquisition costs	0.01	0.01
Net operating loss carryback	(1.00)	(1.00)
Adjusted earnings per share-diluted (non-GAAP)	$6.35	$6.50

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2021. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 23, 2021, the USPS notified us that it selected us to build its Next Generation Delivery Vehicle (NGDV). The indefinite delivery, indefinite quantity (IDIQ) contract allows for the purchase of between 50,000 and 165,000 units over 10 years. To date, we have received an order for $482 million for engineering to finalize the production vehicle design and for tooling and factory build-out activities that are necessary prior to vehicle production. The USPS awards that we currently anticipate receiving from the USPS and our performance under the contract are subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•	Budget constraints facing the USPS and continuously changing demands for postal services may result in the USPS ordering fewer units than we expect the USPS to award to us under the contract.
•

Although we believe the USPS awarded the NGDV contract to us as a result of a robust and thorough process, a competitor has challenged our winning proposal, which if successful could result in the USPS canceling part or all of our NGDV contract. Among other things, this would harm our ability to recover investments we have made in anticipation of initiating production under the contract and adversely impact future results relative to current expectations.

•

Although we believe the USPS awarded the NGDV contract to us as a result of a robust and thorough process, Congress could interfere with the contract, which could result in the USPS altering the quantities that we currently anticipate receiving from the USPS under our NGDV contract. Among other things, this would also harm our ability to recover investments we have made in anticipation of initiating production under the contract and adversely impact future results relative to current expectations.

•	Engineering time to finalize the production vehicle design may be greater than we anticipate.
•	Tooling and factory build-out activities that we must complete may be greater than we anticipate.
•	We are using a new manufacturing facility to perform under the contract, and the costs and other challenges associated with recruiting and training a new workforce may be greater than we anticipate.
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

Consolidation within our customer and dealer bases may impact our strategy, pricing and product margins.

Significant consolidation in our customer and dealer bases could enhance the influence of customers and dealers over our business strategy. Intensified consolidation in the industries we serve may provide our customers and dealers with added leverage in negotiations around our product and service offerings. For example, the Access segment’s largest customers are rental companies that serve the end user equipment rental markets. Should larger access equipment customers continue to grow through the acquisition of smaller rental companies, their buying influence may grow and may impact the competitive environment within the industry. Similarly, the Fire & Emergency segment’s distribution channel is comprised of a relatively small number of dealers that if they were to consolidate may create additional pricing pressure, as well as concentrated credit exposures, as our reliance on a smaller group of larger individual dealerships increases. If that trend in customer and dealer consolidation continues, it could have an unfavorable impact on our pricing and product margins.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	7,459,328
May 1 - May 31	—	$—	—	7,459,328
June 1 - June 30	107,138	$121.43	107,138	7,352,190
Total	107,138		107,138	7,352,190

(1)

In May 2019, the Board of Directors approved a stock repurchase authorization of 10,000,000 shares. At June 30, 2021, the Company had repurchased 2,647,810 shares under this authorization. As a result, 7,352,190 shares of Common Stock remained available for repurchase under the repurchase authorization at June 30, 2021. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2021.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 29, 2021.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2021.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 29, 2021.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 29, 2021	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

July 29, 2021	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 29, 2021	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)