Form 10-QT
period 2021-12-31
OSHKOSH CORP
filed 2022-01-26
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2021 to December 31, 2021

Commission file number: 1-31371

Oshkosh Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	39-0520270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1917 Four Wheel Drive Oshkosh, Wisconsin	54902
(Address of principal executive offices)	(Zip Code)

(920) 502-3400

(Registrant’s telephone number, including area code)

Former Fiscal Year: September 30

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

As of January 19, 2022, 66,603,796 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2021	2020
Net sales	$1,791.7	$1,576.5
Cost of sales	1,620.0	1,333.9
Gross income	171.7	242.6

Operating expenses:
Selling, general and administrative	150.9	145.4
Amortization of purchased intangibles	2.8	1.3
Total operating expenses	153.7	146.7
Operating income	18.0	95.9

Other income (expense):
Interest expense	(12.5)	(12.0)
Interest income	0.7	0.6
Miscellaneous, net	(5.6)	(1.5)
Income before income taxes and earnings (losses) of unconsolidated affiliates	0.6	83.0
Provision for (benefit from) income taxes	(4.4)	13.2
Income before earnings (losses) of unconsolidated affiliates	5.0	69.8
Equity in earnings (losses) of unconsolidated affiliates	1.2	(0.3)
Net income	$6.2	$69.5

Earnings per share:
Basic	$0.09	$1.02
Diluted	0.09	1.01

Cash dividends declared per share on Common Stock	$0.37	$0.33

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2021	2020
Net income	$6.2	$69.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	8.6	1.2
Currency translation adjustments	(6.9)	31.8
Change in fair value of derivative instruments	0.7	(0.1)
Total other comprehensive income (loss), net of tax	2.4	32.9
Comprehensive income	$8.6	$102.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$995.7	$1,375.8
Receivables, net	973.4	1,017.3
Unbilled receivables, net	440.8	421.1
Inventories, net	1,382.7	1,267.4
Income taxes receivable	250.3	278.1
Other current assets	71.7	58.2
Total current assets	4,114.6	4,417.9
Property, plant and equipment, net	593.2	595.9
Goodwill	1,049.0	1,052.0
Purchased intangible assets, net	464.0	466.8
Deferred income taxes	111.5	8.3
Other long-term assets	389.5	350.7
Total assets	$6,721.8	$6,891.6

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$—	$—
Accounts payable	747.4	860.4
Customer advances	690.9	654.3
Payroll-related obligations	118.4	215.1
Income taxes payable	222.1	64.9
Other current liabilities	364.2	357.0
Total current liabilities	2,143.0	2,151.7
Long-term debt, less current maturities	819.0	818.8
Other long-term liabilities	683.4	673.3
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	792.4	804.6
Retained earnings	3,110.6	3,129.3
Accumulated other comprehensive loss	(128.6)	(131.0)
Common Stock in treasury, at cost (8,289,347 and 7,089,782 shares, respectively)	(698.7)	(555.8)
Total shareholders’ equity	3,076.4	3,247.8
Total liabilities and shareholders’ equity	$6,721.8	$6,891.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2021	$0.7	$804.6	$3,129.3	$(131.0)	$(555.8)	$3,247.8
Net income	—	—	6.2	—	—	6.2
Employee pension and postretirement benefits, net of tax of $2.6	—	—	—	8.6	—	8.6
Currency translation adjustments	—	—	—	(6.9)	—	(6.9)
Cash dividends ($0.37 per share)	—	—	(24.9)	—	—	(24.9)
Repurchases of Common Stock	—	—	—	—	(150.0)	(150.0)
Exercise of stock options	—	0.1	—	—	2.6	2.7
Stock-based compensation expense	—	4.2	—	—	—	4.2
Payment of stock-based restricted and performance shares	—	(16.5)	—	—	16.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(12.0)	(12.0)
Other	—	—	—	0.7	—	0.7
Balance at December 31, 2021	$0.7	$792.4	$3,110.6	$(128.6)	$(698.7)	$3,076.4

	Three Months Ended December 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2020	$0.7	$800.9	$2,747.7	$(198.4)	$(500.2)	$2,850.7
Net income	—	—	69.5	—	—	69.5
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	31.8	—	31.8
Cash dividends ($0.33 per share)	—	—	(22.5)	—	—	(22.5)
Exercise of stock options	—	(0.9)	—	—	5.5	4.6
Stock-based compensation expense	—	6.6	—	—	—	6.6
Payment of stock-based restricted and performance shares	—	(15.2)	—	—	15.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.0)	(8.0)
Other	—	—	(1.2)	(0.1)	—	(1.3)
Balance at December 31, 2020	$0.7	$791.4	$2,793.5	$(165.5)	$(487.5)	$2,932.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2021	2020
Operating activities:
Net income	$6.2	$69.5
Depreciation and amortization	27.0	26.6
Stock-based compensation expense	4.2	6.6
Deferred income taxes	(185.1)	0.2
(Gain) loss on sale of assets	(5.6)	2.7
Foreign currency transaction (gains) losses	(0.9)	0.5
Other non-cash adjustments	5.8	2.6
Changes in operating assets and liabilities	(14.7)	259.4
Net cash provided (used) by operating activities	(163.1)	368.1

Investing activities:
Additions to property, plant and equipment	(39.4)	(21.6)
Additions to equipment held for rental	(3.8)	(1.9)
Proceeds from sale of equipment held for rental	14.9	2.7
Other investing activities	(0.4)	(2.5)
Net cash used by investing activities	(28.7)	(23.3)

Financing activities:
Repayments of debt (original maturities greater than three months)	—	(5.2)
Repurchases of Common Stock	(162.0)	(8.0)
Dividends paid	(24.9)	(22.5)
Proceeds from exercise of stock options	2.7	4.6
Other financing activities	(2.1)	(1.2)
Net cash used by financing activities	(186.3)	(32.3)
Effect of exchange rate changes on cash	(2.0)	3.2
Increase (decrease) in cash and cash equivalents	(380.1)	315.7
Cash and cash equivalents at beginning of period	1,375.8	582.9
Cash and cash equivalents at end of period	$995.7	$898.6

Supplemental disclosures:
Cash paid for interest	$12.2	$10.6
Cash paid for income taxes	2.7	1.9
Proceeds from income tax refunds	7.5	—
Cash paid for operating lease liabilities	12.2	13.4
Operating right-of-use assets obtained	20.6	6.1

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In October 2021, Oshkosh Corporation and its subsidiaries (the Company) changed its fiscal year from a year beginning on October 1 and ending September 30 to a year beginning on January 1 and ending December 31. As a result of the change in fiscal year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021. The Company’s next fiscal year will run from January 1, 2022 through December 31, 2022 (fiscal 2022).

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2021. Results for the three months ended December 31, 2021 are not necessarily indicative of results for any other interim period or for fiscal 2022. Certain reclassifications have been made to the fiscal 2021 financial statements to conform to the presentation as of and for the three months ended December 31, 2021.
2.	New Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification (ASC) 740, Income Taxes, such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted ASU 2019-12 on October 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.
3.	Revenue Recognition

The Defense segment utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There is significant judgment involved in estimating sales and costs within the Defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. Contract adjustments impacted the Company’s results as follows (in millions, except for per share amounts):

	Three Months Ended December 31,
	2021	2020
Net sales	$(0.1)	$16.1
Operating income	(7.7)	14.8
Net income	(5.9)	11.3
Diluted earnings per share	$(0.09)	$0.16

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):
	Three Months Ended December 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$818.8	$4.0	$214.7	$135.8	$(2.7)	$1,170.6
Over time	14.7	527.5	3.9	74.8	0.2	621.1
	$833.5	$531.5	$218.6	$210.6	$(2.5)	$1,791.7

	Three Months Ended December 31, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$548.1	$19.6	$268.9	$114.8	$(7.1)	$944.3
Over time	15.6	530.7	5.0	80.9	—	632.2
	$563.7	$550.3	$273.9	$195.7	$(7.1)	$1,576.5

See Note 19 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance and extended warranties that are billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivables balances.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest charges of $4.6 million and $3.9 million were recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three months ended December 31, 2021 and 2020, respectively, for amounts attributable to customer advances.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract liabilities consisted of the following (in millions):

	December 31,	September 30,
	2021	2021
Customer advances	$690.9	$654.3
Other current liabilities	81.9	82.0
Other long-term liabilities	261.9	175.2
Total contract liabilities	$1,034.7	$911.5

	Three Months Ended December 31,
	2021	2020
Beginning liabilities recognized in revenue	$126.9	$188.1

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three months ended December 31, 2021 or 2020.

The Defense segment recognizes an asset for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Costs required to fulfill the NGDV production contract incurred prior to production of the vehicles are capitalized to the extent that they generate or enhance resources used in the production of NGDVs. These costs will be amortized over the anticipated production volume of the NGDV contact. Deferred contract costs are included in “Other long-term assets” within the Company’s Condensed Consolidated Balance Sheets. Deferred contract costs, the majority of which related to the NGDV contact, consisted of the following (in millions):

	December 31,	September 30,
	2021	2021
Costs for anticipated contracts	$4.9	$4.8
Engineering costs	60.0	42.3
Factory setup costs	4.1	2.2
Supplier-owned tooling	4.2	1.3
Deferred contract related costs	$73.2	$50.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Outstanding balances related to service-type warranties are included within contract liabilities. Revenue related to service-type warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized in income over the term of the extended warranty period in proportion to the costs that are expected to be incurred. Changes in the Company’s service-type warranties were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$65.8	$64.4
Deferred revenue for new service warranties	6.4	5.0
Amortization of deferred revenue	(5.3)	(6.8)
Foreign currency translation	—	0.4
Balance at end of period	$66.9	$63.0

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):
	December 31,	September 30,
	2021	2021
Other current liabilities	$22.3	$21.8
Other long-term liabilities	44.6	44.0
	$66.9	$65.8

Remaining Performance Obligations

As of December 31, 2021, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $5.79 billion, of which $3.66 billion is expected to be satisfied and revenue recognized in fiscal 2022 and $2.13 billion is expected to be satisfied and revenue recognized beyond fiscal 2022.
4.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At December 31, 2021, the Company had reserved 4,087,653 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2021 was $4.9 million ($4.1 million net of tax). Total stock-based compensation expense, including cash-based liability awards, for the three months ended December 31, 2020 was $7.4 million ($6.4 million net of tax).

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Components of net periodic benefit cost
Service cost	$2.6	$2.9
Interest cost	4.3	4.1
Expected return on plan assets	(5.2)	(4.9)
Amortization of prior service cost (benefit)	0.6	0.6
Amortization of net actuarial loss (gain)	0.2	1.2
Expenses paid	2.5	0.7
Net periodic benefit cost	$5.0	$4.6

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Components of net periodic benefit cost
Service cost	$0.5	$0.6
Interest cost	0.3	0.3
Amortization of prior service cost (benefit)	(0.4)	(0.4)
Amortization of net actuarial loss (gain)	0.1	0.1
Net periodic benefit cost	$0.5	$0.6

Actuarial valuations of the Company’s defined benefit plans were obtained as of December 31, 2021, due to the change in the fiscal year end as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Actuarial assumptions used in the December 31, 2021 valuations were reviewed as appropriate and were not materially different from the actuarial assumptions used in the valuations as of September 30, 2021.

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.
6.	Income Taxes

Due to the change in fiscal year end discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, income taxes for the three months ended December 31, 2021 are computed using the actual tax rate for the period. Income taxes for the three months ended December 31, 2020 were computed using the effective tax rate estimated to be applicable for the fiscal year ended September 30, 2021.

The Company recorded an income tax benefit of $4.4 million for the three months ended December 31, 2021, compared to expense of $13.2 million, or 15.9% of pre-tax income, for the three months ended December 31, 2020. Results for the three months ended December 31, 2021 were favorably impacted by research & development tax credits, foreign-derived intangible income deductions and a $1.9 million benefit related to employee share-based payments. Results for the three months ended December 31, 2020 were favorably impacted by $6.7 million of net discrete tax benefits, including $4.2 million of uncertain tax benefit reserve releases and $2.1 million of interest income, related to amended returns that were approved by the Joint Committee on Taxation.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $41.5 million and $46.0 million as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, net unrecognized tax benefits, excluding interest and penalties, of $22.3 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended December 31, 2021 and 2020, the Company recognized expense of $0.1 million and $0.5 million, respectively, related to interest and penalties. At December 31, 2021, the Company had accruals for the payment of interest and penalties of $3.6 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $2.3 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
7.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended December 31,
	2021	2020
Basic weighted-average common shares outstanding	67,351,145	68,240,322
Dilutive stock options and other equity-based compensation awards	585,332	568,241
Diluted weighted-average common shares outstanding	67,936,477	68,808,563

Options not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2021	2020
Stock options	—	485,097

8.	Receivables

Receivables consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Trade receivables - U.S. government	$140.7	$133.5
Trade receivables - other	797.5	849.2
Finance receivables	8.0	6.4
Other receivables	40.0	39.3
	986.2	1,028.4
Less allowance for doubtful accounts	(4.2)	(3.6)
	$982.0	$1,024.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Current receivables	$973.4	$1,017.3
Long-term receivables	8.6	7.5
	$982.0	$1,024.8

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.6	$3.0	$3.6	$2.7	$6.9	$9.6
Provision for doubtful accounts, net of recoveries	(0.1)	0.7	0.6	(1.3)	(2.5)	(3.8)
Allowance at end of period	$0.5	$3.7	$4.2	$1.4	$4.4	$5.8

9.	Inventories

Inventories consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Raw materials	$984.4	$873.5
Partially finished products	334.0	276.2
Finished products	239.7	265.2
Inventories at FIFO cost	1,558.1	1,414.9
Less: Excess of FIFO cost over LIFO cost	(175.4)	(147.5)
	$1,382.7	$1,267.4

10.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31, 2021	September 30, 2021
Land and land improvements	$72.0	$71.4
Buildings	410.9	407.3
Machinery and equipment	740.9	729.5
Software and related costs	201.3	203.0
Equipment on operating lease to others	9.9	18.8
Construction in progress	45.3	37.1
	1,480.3	1,467.1
Less accumulated depreciation	(887.1)	(871.2)
	$593.2	$595.9

Depreciation expense was $21.7 million and $23.8 million (including $2.8 million of accelerated depreciation related to restructuring actions) for the three months ended December 31, 2021 and 2020, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at December 31, 2021 and September 30, 2021 was $8.9 million and $15.4 million, respectively.
11.	Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. As a result of the change in fiscal year end as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company tested goodwill and other indefinite-lived intangible assets for impairment during the three months ended December 31, 2021. No indefinite-lived assets were impaired as a result of this testing.

The following table presents changes in goodwill during the three months ended December 31, 2021 (in millions):

	Access Equipment	Defense	Fire & Emergency	Commercial	Total
Net goodwill at September 30, 2021	$880.6	$44.4	$106.1	$20.9	$1,052.0
Foreign currency translation	(3.0)	—	—	—	(3.0)
Net goodwill at December 31, 2021	$877.6	$44.4	$106.1	$20.9	$1,049.0

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2021			September 30, 2021
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,809.7	$(932.1)	$877.6	$1,812.7	$(932.1)	$880.6
Defense	44.4	—	44.4	44.4	—	44.4
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	188.5	(167.6)	20.9	188.5	(167.6)	20.9
	$2,150.7	$(1,101.7)	$1,049.0	$2,153.7	$(1,101.7)	$1,052.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.4	$(35.6)	$19.8
Technology-related	11.9	104.7	(104.0)	0.7
Customer relationships	12.6	572.6	(551.3)	21.3
Other	12.1	23.6	(18.5)	5.1
	14.4	756.3	(709.4)	46.9
Non-amortizable trade names		417.1	—	417.1
		$1,173.4	$(709.4)	$464.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.1	$55.4	$(35.1)	$20.3
Technology-related	11.9	104.7	(103.9)	0.8
Customer relationships	12.6	572.6	(550.0)	22.6
Other	12.1	23.6	(17.6)	6.0
	14.4	756.3	(706.6)	49.7
Non-amortizable trade names		417.1	—	417.1
		$1,173.4	$(706.6)	$466.8

The estimated future amortization expense of purchased intangible assets for each of the five years succeeding December 31, 2021 are as follows: 2022 - $11.0 million; 2023 - $5.5 million; 2024 - $4.3 million; 2025 - $4.2 million; and 2026 - $4.2 million.
12.	Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.2)	$224.8
4.600% Senior notes due May 2028	300.0	(2.5)	297.5
3.100% Senior notes due March 2030	300.0	(3.3)	296.7
	$825.0	$(6.0)	$819.0

	September 30, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.2)	$224.8
4.600% Senior notes due May 2028	300.0	(2.6)	297.4
3.100% Senior notes due March 2030	300.0	(3.4)	296.6
	$825.0	$(6.2)	$818.8

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

At December 31, 2021, outstanding letters of credit of $16.9 million reduced available capacity under the Revolving Credit Facility to $833.1 million.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) for dollar-denominated loans only, the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2021, the interest spread on the Revolving Credit Facility and Term Loan was 125 basis points. The weighted-average interest rate on borrowings outstanding under the Term Loan at December 31, 2021 was 1.35%.

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

The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2021.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no outstanding borrowings on the uncommitted line of credit as of December 31, 2021 or September 30, 2021. The line of credit carries a variable interest rate that is set by the lender, which was approximately 4.3% at December 31, 2021.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At December 31, 2021, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $338 million ($344 million at September 30, 2021) and $313 million ($317 million at September 30, 2021), respectively. The fair value of the Term Loan approximated book value at both December 31, 2021 and September 30, 2021. See Note 18 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$69.0	$67.4
Warranty provisions	10.8	13.8
Settlements made	(14.6)	(14.2)
Changes in liability for pre-existing warranties, net	0.5	(2.6)
Foreign currency translation	—	0.2
Balance at end of period	$65.7	$64.6

14.	Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at December 31, 2021 the Company guaranteed an aggregate of $742.6 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at December 31, 2021 was $131.7 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at December 31, 2021 the Company guaranteed to support an aggregate of $88.2 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at December 31, 2021 was $10.2 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the non-contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$14.1	$15.5
Adoption of ASC 326	—	(5.2)
Provision for new credit guarantees	0.4	0.4
Changes for pre-existing guarantees, net	0.3	0.2
Amortization of previous guarantees	(2.7)	(1.0)
Foreign currency translation	—	0.2
Balance at end of period	$12.1	$10.1

Upon the adoption of FASB ASC 326, Financial Instruments – Credit Losses, the contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$7.3	$—
Adoption of ASC 326	—	7.1
Provision for new credit guarantees	0.1	0.5
Changes in allowance for pre-existing guarantees, net	(3.4)	(0.8)
Foreign currency translation	—	0.1
Balance at end of period	$4.0	$6.9

15.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At December 31, 2021 and September 30, 2021, the estimated net liabilities for product and general liability claims totaled $45.1 million and $49.5 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $1.24 billion and $1.13 billion at December 31, 2021 and September 30, 2021, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $22.1 million and $22.3 million at December 31, 2021 and September 30, 2021, respectively.

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

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company repurchased 1,362,831 shares of Common Stock under this authorization during the three months ended December 31, 2021 at a cost of $150.0 million. As of December 31, 2021, the Company has remaining authority to repurchase 5,168,563 shares of Common Stock.

17.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended December 31, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(34.2)	$(98.3)	$1.5	$(131.0)
Other comprehensive income (loss) before reclassifications	8.2	(6.9)	0.9	2.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	(0.2)	0.2
Net current period other comprehensive income (loss)	8.6	(6.9)	0.7	2.4
Balance at end of period	$(25.6)	$(105.2)	$2.2	$(128.6)

	Three Months Ended December 31, 2020
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(95.9)	$(102.1)	$(0.4)	$(198.4)
Other comprehensive income (loss) before reclassifications	—	31.8	(0.1)	31.7
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	—	1.2
Net current period other comprehensive income (loss)	1.2	31.8	(0.1)	32.9
Balance at end of period	$(94.7)	$(70.3)	$(0.5)	$(165.5)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended December 31,
		2021	2020
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2
Actuarial losses	Miscellaneous, net	0.3	1.3
Total before tax		0.5	1.5
Tax benefit		(0.1)	(0.3)
Net of tax		$0.4	$1.2

18.	Fair Value Measurement

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s financial assets and liabilities were as follows (in millions):
	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
SERP plan assets (a)	$21.3	$—	$—	$21.3
Investment in equity securities (b)	14.2	—	—	14.2
Foreign currency exchange derivatives (c)	—	3.7	—	3.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.9	$—	$0.9

September 30, 2021
Assets:
SERP plan assets (a)	$21.3	$—	$—	$21.3
Investment in equity securities (b)	20.6	—	—	20.6
Foreign currency exchange derivatives (c)	—	2.6	—	2.6
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.7	$—	$1.7
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended December 31,
	2021			2020
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access Equipment
Aerial work platforms	$415.3	$—	$415.3	$278.0	$—	$278.0
Telehandlers	210.6	—	210.6	122.9	—	122.9
Other	207.4	0.2	207.6	161.5	1.3	162.8
Total Access Equipment	833.3	0.2	833.5	562.4	1.3	563.7

Defense	531.1	0.4	531.5	550.0	0.3	550.3

Fire & Emergency	217.0	1.6	218.6	269.8	4.1	273.9

Commercial
Refuse collection	98.2	—	98.2	102.3	—	102.3
Concrete placement	88.8	—	88.8	67.7	—	67.7
Other	23.2	0.4	23.6	24.2	1.5	25.7
Total Commercial	210.2	0.4	210.6	194.2	1.5	195.7
Corporate and intersegment eliminations	0.1	(2.6)	(2.5)	0.1	(7.2)	(7.1)
Consolidated	$1,791.7	$—	$1,791.7	$1,576.5	$—	$1,576.5

	Three Months Ended December 31,
	2021	2020
Operating income (loss):
Access Equipment (a)	$32.3	$24.9
Defense	10.6	52.8
Fire & Emergency	9.3	35.1
Commercial	(3.3)	11.9
Corporate	(30.9)	(28.8)
Consolidated	18.0	95.9
Interest expense, net of interest income	(11.8)	(11.4)
Miscellaneous other income (expense)	(5.6)	(1.5)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$0.6	$83.0
(a)	Results for the three months ended December 31, 2020 include a $4.8 million charge for restructuring costs and $3.2 million of other costs related to restructuring plans.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2021	September 30, 2021
Identifiable assets:
Access Equipment:
U.S.	$2,311.8	$2,191.3
Europe, Africa and Middle East	460.3	470.9
Rest of the World	383.0	371.4
Total Access Equipment	3,155.1	3,033.6
Defense:
U.S.	1,225.0	1,151.1
Rest of the World	7.2	7.2
Total Defense	1,232.2	1,158.3
Fire & Emergency - U.S.	511.2	536.3
Commercial:
U.S.	379.6	377.8
Rest of the World	45.1	54.8
Total Commercial	424.7	432.6
Corporate - U.S. (a)	1,398.6	1,730.8
Consolidated	$6,721.8	$6,891.6

(a)Primarily includes cash and short-term investments and the Company’s global headquarters.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$671.6	$523.4	$211.9	$206.9	$(2.5)	$1,611.3
Europe, Africa and Middle East	86.1	8.0	4.1	0.8	—	99.0
Rest of the World	75.8	0.1	2.6	2.9	—	81.4
Consolidated	$833.5	$531.5	$218.6	$210.6	$(2.5)	$1,791.7

	Three Months Ended December 31, 2020
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$405.3	$494.2	$253.0	$194.5	$(7.1)	$1,339.9
Europe, Africa and Middle East	74.4	55.3	13.0	0.2	—	142.9
Rest of the World	84.0	0.8	7.9	1.0	—	93.7
Consolidated	$563.7	$550.3	$273.9	$195.7	$(7.1)	$1,576.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2021, Oshkosh Corporation and its subsidiaries (the Company) changed its fiscal year from a year beginning on October 1 and ending September 30 to a year beginning on January 1 and ending December 31. As a result of the change in fiscal year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021. The Company’s next fiscal year will run from January 1, 2022 through December 31, 2022 (fiscal 2022).

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Transition Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Transition Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Transition Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the extent of supply chain and logistics disruptions, particularly if demand continues to rebound from the COVID-19 pandemic; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor and freight costs; the Company’s ability to attract production labor in a timely manner; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; the impacts of budget constraints facing the U.S. Postal Service (USPS) and continuously changing demands for postal services; the impact of severe weather, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022 and Item 1A. of Part II of this Transition Report on Form 10-Q.

All forward-looking statements, including those under the caption “Overview,” speak only as of the date the Company files this Transition Report on Form 10-Q with the SEC. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Transition Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Defense — tactical vehicles, trailers, weapons system integration and supply parts and services sold to the U.S. military and to other militaries around the world, last mile delivery vehicles for the USPS, and snow removal vehicles for military and civilian airports.

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

Overview

The Company reported earnings per share of $0.09 for the three months ended December 31, 2021. Results were consistent with the Company’s expectations of near breakeven performance. All segments continue to be impacted by unfavorable price/cost dynamics, which negatively impacted results for the three months ended December 31, 2021. Combined price/cost headwinds were approximately $90 million, or $1.05 per share. The Company expects price/cost dynamics will continue to constrain operating income margins in the first quarter of fiscal 2022 but will improve meaningfully in the second quarter of fiscal 2022. The Company expects operating income margins to be more typical in the second half of fiscal 2022, when the Company expects pricing to largely catch-up with the cost escalation the Company began experiencing in fiscal 2021.

Consolidated sales for the three months ended December 31, 2021 increased $215.2 million, or 13.7%, to $1.79 billion compared to the three months ended December 31, 2020. The increase in sales was largely driven by strong demand in the Access Equipment segment, offset in part by lower Fire & Emergency segment sales. Access Equipment segment sales grew 47.9% in the period resulting in record revenue for the segment for any three-month period ended December 31.

Consolidated operating income was $18.0 million, or 1.0% of sales, a decrease of 81.2% compared to the three months ended December 31, 2020. The decrease in consolidated operating income was primarily due to higher material & logistics costs, unfavorable cumulative catch-up adjustments on contracts in the Defense segment and unfavorable product mix, partially offset by higher income associated with higher sales volume.

Even with double-digit price increases over the past several months, orders in the Company’s non-defense segments continued to be strong in the three months ended December 31, 2021. Consolidated backlog of $9.26 billion at December 31, 2021 reflects an increase in backlog in all segments compared to December 31, 2020. The Company has locked in meaningful portions of its steel and aluminum purchases for fiscal 2022 to provide more certainty relating to input costs for orders in backlog.

While supply-chain variability continues to create production and delivery challenges that the Company believes are likely to persist for the next several quarters, the Company believes that there is sufficient visibility to enable it to provide fiscal 2022 guidance. The Company estimates consolidated sales will be $8.0 billion to $8.5 billion in fiscal 2022, leading to consolidated operating income of between $545 million and $625 million. This would result in estimated earnings per share of $5.75 to $6.75, assuming an average share count of approximately 67 million.

The Company expects Access Equipment segment sales will be between $3.7 billion and $4.1 billion in fiscal 2022, a 20% to 34% increase compared to fiscal 2021 sales. Although the Company expects sales growth in most regions of the world, it expects the increase in sales to be led by North America. The Company expects operating income margin in the Access Equipment segment in fiscal 2022 will be in the range of 9.0% to 10.0%. The Company’s expectations for the Access Equipment segment include $115 million to $125 million of headwinds from price/cost dynamics, primarily in the first half of fiscal 2022.

The Company expects Defense segment sales will be approximately $2.2 billion in fiscal 2022, a decrease of 13% compared to fiscal 2021 due to lower Joint Light Tactical Vehicle (JLTV) sales. The Company expects Defense segment operating income margin will be approximately 7.0% in fiscal 2022, reflecting lower sales volume, unfavorable product mix and new program start-up costs.

The Company expects Fire & Emergency segment sales will be approximately $1.2 billion in fiscal 2022, approximately $25 million lower than fiscal 2021 due to lower ARFF vehicle demand due to the impact of the COVID-19 pandemic on airport budgets. The Company expects operating margin in the Fire & Emergency segment to be approximately 13.0% in fiscal 2022.

The Company estimates Commercial segment sales will be between $1.0 billion and $1.1 billion in fiscal 2022, an increase of 7% to 17% compared to sales for fiscal 2021. The Company expects Commercial segment operating income margins to be approximately 7.0% in fiscal 2022. The Company expects price/cost headwinds to meaningfully impact margins in the first half of fiscal 2022.

The Company estimates corporate expenses in fiscal 2022 will be approximately $160 million, an increase of approximately $10 million compared to fiscal 2021, primarily as a result of increased investments in growth initiatives and higher new product development spending. The Company estimates its effective tax rate for fiscal 2022 will be approximately 22.5%.

The Company expects consolidated sales for the first quarter of fiscal 2022 to be approximately flat with the three months ended March 31, 2021, with Access Equipment segment sales up by approximately 15%, but lower sales in both the Defense and Fire & Emergency segments. The Company expects price/cost headwinds during the first quarter of fiscal 2022 at levels similar to those during the three months ended December 31, 2021. As such, the Company expects similar earnings per share in the first quarter of fiscal 2022 compared to the three months ended December 31, 2021.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2020

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Three Months Ended December 31,
	2021	2020	Change		% Change
Net sales	$1,791.7	$1,576.5	$215.2		13.7%
Cost of sales	1,620.0	1,333.9	286.1		21.4%
Gross income	171.7	242.6	(70.9)		-29.2%
% of sales	9.6%	15.4%	-580	bps
SG&A expenses	150.9	145.4	5.5		3.8%
Amortization	2.8	1.3	1.5		115.4%
Operating income	18.0	95.9	(77.9)		-81.2%
% of sales	1.0%	6.1%	-510	bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended December 31,
	2021	2020	Change	% Change
North America	$1,611.3	$1,339.9	$271.4	20.3%
Europe, Africa and Middle East	99.0	142.9	(43.9)	-30.7%
Rest of the World	81.4	93.7	(12.3)	-13.1%
	$1,791.7	$1,576.5	$215.2	13.7%

Consolidated net sales increased largely as a result of robust demand for access equipment in North America, offset in part by lower Fire & Emergency segment sales.

The decrease in consolidated gross margin was due to higher material & logistics costs (650 basis points) and lower cumulative catch-up adjustments on contract margins in the Defense segment (100 basis points), offset in part by improved pricing (110 basis points) and the absence of costs associated with restructuring actions in the Access Equipment segment (50 basis points).

The increase in consolidated selling, general and administrative expenses was generally due to the return of spending related to temporary cost reductions implemented in fiscal 2020 in response to the start of the COVID-19 pandemic ($9 million) and the addition of expenses related to Pratt Miller ($8 million), offset in part by lower incentive compensation costs ($10 million) and lower share-based compensation costs ($3 million).

The decrease in consolidated operating income was primarily due to unfavorable material & logistics costs ($118 million), lower cumulative catch-up adjustments on contract margins in the Defense segment ($22 million) and unfavorable product mix ($14 million), offset in part by the higher gross margin associated with higher consolidated sales volume ($48 million) and improved pricing ($26 million).

The following table presents consolidated non-operating changes (in millions):

	Three Months Ended December 31,
	2021	2020	Change	% Change
Interest expense, net of interest income	$(11.8)	$(11.4)	$(0.4)	3.5%
Miscellaneous income (expense)	(5.6)	(1.5)	(4.1)	273.3%

Provision for (benefit from) income taxes	(4.4)	13.2	(17.6)	-133.3%
Effective tax rate	-733.3%	15.9%

Gains (losses) of unconsolidated affiliates	$1.2	$(0.3)	$1.5	-500.0%

Other miscellaneous expense primarily related to gains and losses on investments, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The income tax benefit for the three months ended December 31, 2021 included benefits for research & development tax credits, foreign-derived intangible income deductions and stock‐based compensation. Income tax expense in the three months ended December 31, 2020 included discrete tax benefits of $6.7 million, primarily related to the resolution of certain tax matters upon conclusion of an audit.

Gains and losses of unconsolidated affiliates primarily represented the Company’s equity interest in a commercial entity in Mexico and venture capital investments in the United States.

SEGMENT RESULTS

Access Equipment

The following table presents the Access Equipment segment results (in millions):

	Three Months Ended December 31,
	2021	2020	Change		% Change
Net sales	$833.5	$563.7	$269.8		47.9%
Cost of sales	750.5	486.5	264.0		54.3%
Gross income	83.0	77.2	5.8		7.5%
% of sales	10.0%	13.7%	-370	bps
SG&A expenses	50.6	52.2	(1.6)		-3.1%
Amortization	0.1	0.1	—		0.0%
Operating income	32.3	24.9	7.4		29.7%
% of sales	3.9%	4.4%	-50	bps

Access Equipment segment net sales increased largely as a result of robust demand for access equipment in North America, resulting in record sales for the Access Equipment segment for any three-month period ending December 31. Sales in the Access Equipment segment in the three months ended December 31, 2020 were negatively impacted by lower market demand due in large part to the economic downturn as a result of the COVID-19 pandemic.

The decrease in gross margin in the Access Equipment segment was due to unfavorable material & logistics costs (1,020 basis points), offset in part by the absence of costs associated with restructuring actions (140 basis points), improved pricing (130 basis points), favorable fixed manufacturing absorption as a result of higher production volume (110 basis points), favorable product and customer mix (90 basis points), relatively flat engineering & product development costs on higher sales (50 basis points) and lower product liability costs (40 basis points).

The increase in operating income in the Access Equipment segment was primarily due to the impact of higher gross margin associated with higher sales volume ($64 million), improved pricing ($15 million), improved regional sales mix ($8 million) and the absence of costs associated with restructuring actions ($8 million), offset in part by unfavorable material & logistics costs ($85 million).

Defense

The following table presents the Defense segment results (in millions):

	Three Months Ended December 31,
	2021	2020	Change		% Change
Net sales	$531.5	$550.3	$(18.8)		-3.4%
Cost of sales	487.7	470.8	16.9		3.6%
Gross income	43.8	79.5	(35.7)		-44.9%
% of sales	8.2%	14.4%	-620	bps
SG&A expenses	31.6	26.7	4.9		18.4%
Amortization	1.6	—	1.6		100.0%
Operating income	10.6	52.8	(42.2)		-79.9%
% of sales	2.0%	9.6%	-760	bps

Defense segment net sales decreased as a result of lower Family of Medium Tactical Vehicle program volume, lower Family of Heavy Tactical Vehicle program volume and lower aftermarket parts & services sales, offset in part by higher JLTV program volume and sales related to Pratt Miller ($21 million).

The decrease in gross margin in the Defense segment was due to unfavorable cumulative catch-up adjustments on contracts (360 basis points), primarily as a result of higher material costs offsetting the benefit of the JLTV order received during the three-month period ending December 31, 2021, and unfavorable product mix (200 basis points).

The decrease in operating income in the Defense segment was primarily a result of unfavorable cumulative catch-up adjustments on contracts ($22 million) and unfavorable product mix ($16 million). Changes in estimates on contracts accounted for under the cost-to-cost method decreased operating income by $7.7 million during the three months ended December 31, 2021 compared to an increase in operating income of $14.8 million during the three months ended December 31, 2020.

Fire & Emergency

The following table presents the Fire & Emergency segment results (in millions):

	Three Months Ended December 31,
	2021	2020	Change		% Change
Net sales	$218.6	$273.9	$(55.3)		-20.2%
Cost of sales	189.7	218.2	(28.5)		-13.1%
Gross income	28.9	55.7	(26.8)		-48.1%
% of sales	13.2%	20.3%	-710	bps
SG&A expenses	19.3	20.3	(1.0)		-4.9%
Amortization	0.3	0.3	—		0.0%
Operating income	9.3	35.1	(25.8)		-73.5%
% of sales	4.3%	12.8%	-860	bps

Fire & Emergency segment net sales decreased due to lower fire truck sales volume ($26 million), as supply-chain disruptions impacted production and delivery of units, and lower ARFF vehicle volume ($23 million) as sales for a number of multi-unit international awards were recognized in the three months ended December 31, 2020.

The decrease in gross margin in the Fire & Emergency segment was primarily attributable to higher material costs (570 basis points), higher production costs (220 basis points) due in part to supply chain disruptions and unfavorable product mix (110 basis points), offset in part by improved pricing (160 basis points).

The decrease in operating income in the Fire & Emergency segment was largely a result of the impact of lower gross margin associated with lower sales volume ($16 million), higher material costs ($13 million) and higher manufacturing costs and inefficiencies ($4 million), offset in part by improved pricing ($5 million).

Commercial

The following table presents the Commercial segment results (in millions):

	Three Months Ended December 31,
	2021	2020	Change		% Change
Net sales	$210.6	$195.7	$14.9		7.6%
Cost of sales	193.2	165.2	28.0		16.9%
Gross income	17.4	30.5	(13.1)		-43.0%
% of sales	8.3%	15.6%	-730	bps
SG&A expenses	19.9	17.7	2.2		12.4%
Amortization	0.8	0.9	(0.1)		-11.1%
Operating income (loss)	(3.3)	11.9	(15.2)		-127.7%
% of sales	-1.6%	6.1%	-760	bps

Commercial segment net sales increased primarily as a result of increased sales of front-discharge concrete mixers ($17 million) and improved pricing in response to higher input costs ($6 million).

The decrease in gross margin in the Commercial segment was primarily attributable to unfavorable material costs (770 basis points) and unfavorable mix (210 basis points), offset in part by improved pricing (220 basis points).

The decrease in operating income in the Commercial segment was primarily due to unfavorable material costs ($17 million) and unfavorable mix ($4 million), offset in part by improved pricing ($6 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Three Months Ended December 31,
	2021	2020	Change	% Change
Net sales	$(2.5)	$(7.1)	$4.6	-64.8%
Cost of sales	(1.1)	(6.8)	5.7	-83.8%
Gross income	(1.4)	(0.3)	(1.1)	366.7%
Operating expenses	29.5	28.5	1.0	3.5%
Operating income	(30.9)	(28.8)	(2.1)	7.3%

Corporate operating expenses increased primarily as a result of the return of spending related to temporary cost reductions implemented in response to the start of the COVID-19 pandemic in fiscal 2020 ($7 million), offset in part by lower incentive compensation costs ($4 million) and lower share-based compensation costs ($3 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at December 31, 2021, including $995.7 million of cash and cash equivalents and $833.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenants at December 31, 2021 and expects to remain in compliance with all financial covenants contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. In March 2020, the Company suspended its share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. In June 2021, the Company reinitiated the share repurchase program. During the three months ended December 31, 2021, the Company repurchased $150 million in shares of its Common Stock. As of December 31, 2021, the Company had approximately 5.2 million shares of Common Stock remaining under its repurchase authorization.

Financial Condition at December 31, 2021

The Company’s capitalization was as follows (in millions):

	December 31, 2021	September 30, 2021
Cash and cash equivalents	$995.7	$1,375.8
Total debt	819.0	818.8
Total shareholders’ equity	3,076.4	3,247.8
Total capitalization (debt plus equity)	3,895.4	4,066.6
Debt to total capitalization	21.0%	20.1%

The Company’s ratio of debt to total capitalization of 21.0% at December 31, 2021 remained within its targeted range. The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At December 31, 2021, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB-
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 42 days at September 30, 2021 to 46 days at December 31, 2021. Days sales outstanding for segments other than the Defense segment increased from 51 days at September 30, 2021 to 53 days at December 31, 2021 as a result of the timing of the sale within the three months ended December 31, 2021. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 4.7 times at September 30, 2021 to 4.9 times at December 31, 2021 primarily as a result of higher sales levels in the Access Equipment segment.

Cash Flows

Operating Cash Flows

Operating activities used $163.1 million of cash in the three months ended December 31, 2021 compared to the generation of $368.1 million of cash in the three months ended December 31, 2020. The significant change in cash flows from operating activities was primarily due to changes in business conditions in the Access Equipment segment and the receipt of a large customer advance from an Access Equipment segment customer during the three months ended December 31, 2020. During the three months ended December 31, 2020, the Access Equipment segment was experiencing a slowdown in its business as a result of the COVID-19 pandemic. This resulted in lower accounts receivable and lower inventory levels. The Access Equipment segment experienced robust demand during the three months ended December 31, 2021 resulting in higher accounts receivable levels and the building of inventory.

Investing Cash Flows

Investing activities used cash of $28.7 million in the three months ended December 31, 2021 compared to $23.3 million in the three months ended December 31, 2020. For the three months ended December 31, 2021, the Company utilized $39.4 million for capital expenditures, an increase of $17.8 million compared to the three months ended December 31, 2020. The Company anticipates that it will spend $300 million on capital expenditures in fiscal 2022. The expected increase in capital spending over the next twelve months reflects the set-up of the NGDV manufacturing plant in Spartanburg, SC, for which the Company will receive customer advances.

Financing Cash Flows

Financing activities used cash of $186.3 million in the three months ended December 31, 2021 compared to $32.3 million in the three months ended December 31, 2020. The increase in cash utilized for financing activities was due to an increase in Common Stock repurchases under the authorization approved by the Company’s Board of Directors as the Company paused repurchases in fiscal 2020 to preserve liquidity when the COVID-19 pandemic struck. In the three months ended December 31, 2021, the Company repurchased 1,362,831 shares of its Common Stock at an aggregate cost of $150.0 million. The Company did not repurchase any shares of its Common Stock in the three months ended December 31, 2020.

Liquidity

Senior Credit Agreement

In April 2018, the Company entered into a Second Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for (i) an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in April 2023 with an initial maximum aggregate amount of availability of $850 million and (ii) an unsecured $325 million term loan (the “Term Loan”) due in quarterly principal installments of $4.1 million commencing as of September 30, 2019 with a balloon payment of $264.1 million due at maturity in April 2023. As of December 31, 2021, the Company has prepaid all required quarterly principal installments and $39.1 million of the balloon payment on the Term Loan. At December 31, 2021, outstanding letters of credit of $16.9 million reduced available capacity under the Revolving Credit Facility to $833.1 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions, subject to certain exceptions, on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, and dispose of substantially all assets. The Company was in compliance with the financial covenants contained in the Credit Agreement as of December 31, 2021 and expects to be able to meet the financial covenants contained in the Credit Agreement over the next twelve months.

Senior Notes

In May 2018, the Company issued $300.0 million of 4.600% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.100% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”) at a discount of $1.2 million. The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and 2030 Senior Notes at any time for a premium.

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2021.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2021 have not materially changed since that report was filed.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact on the Company’s Condensed Consolidated Financial Statements of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 30% of the Company’s net sales in the three months ended December 31, 2021. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at December 31, 2021 increased 62.3% to $9.26 billion compared to $5.70 billion at December 31, 2020. Access Equipment segment backlog increased 362.9% to $3.57 billion at December 31, 2021 compared to $771.5 million at December 31, 2020 as the re-opening of economies coming out of the pandemic, elevated customer fleet ages and global supply chain challenges drove higher demand and longer product lead times. Defense segment backlog increased 3.9% to $3.53 billion at December 31, 2021 compared to $3.40 billion at December 31, 2020 primarily due to the initial order from the USPS for the NGDV program, offset in part by shipments under the JLTV contract. Fire & Emergency segment backlog increased 32.1% to $1.55 billion at December 31, 2021 compared to $1.17 billion at December 31, 2020 due to strong demand for fire trucks coming out of the COVID-19 pandemic as municipal budgets have been more resilient than the Company previously expected. Although Fire & Emergency segment backlog remained strong, orders softened for ARFF vehicles due to the adverse impact of the COVID-19 pandemic on airport budgets. Commercial segment backlog increased 68.2% to $607.0 million at December 31, 2021 compared to $361.0 million at December 31, 2020 due to high demand for the Company’s new front-discharge concrete mixer and improved market demand for refuse collection vehicles and concrete mixers as demand rebounded following the re-opening of economies.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 23% of the Company’s December 31, 2021 backlog is not expected to be filled in fiscal 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2021, which have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	293,498	$102.24	293,498	6,237,896
November 1 - November 30	805,263	$113.38	805,263	5,432,633
December 1 - December 31	264,070	$108.75	264,070	5,168,563
Total	1,362,831		1,362,831	5,168,563

(1)

In May 2019, the Board of Directors approved a stock repurchase authorization of 10,000,000 shares. At December 31, 2021, the Company had repurchased 4,831,437 shares under this authorization. As a result, 5,168,563 shares of Common Stock remained available for repurchase under the repurchase authorization at December 31, 2021. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2022.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated January 26, 2022.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2022.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated January 26, 2022.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

January 26, 2022	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

January 26, 2022	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 26, 2022	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)