Form 10-Q
period 2022-03-31
OSHKOSH CORP
filed 2022-04-27
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 20, 2022, 65,794,923 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,945.7	$1,889.0
Cost of sales	1,744.4	1,573.9
Gross income	201.3	315.1

Operating expenses:
Selling, general and administrative	169.2	172.0
Amortization of purchased intangibles	2.8	2.3
Total operating expenses	172.0	174.3
Operating income	29.3	140.8

Other income (expense):
Interest expense	(12.6)	(11.8)
Interest income	1.0	0.6
Miscellaneous, net	1.1	3.1
Income before income taxes and earnings (losses) of unconsolidated affiliates	18.8	132.7
Provision for income taxes	20.2	33.2
Income (loss) before earnings (losses) of unconsolidated affiliates	(1.4)	99.5
Equity in earnings (losses) of unconsolidated affiliates	(0.7)	0.1
Net income (loss)	$(2.1)	$99.6

Earnings (loss) per share:
Basic	$(0.03)	$1.45
Diluted	(0.03)	1.44

Cash dividends declared per share on Common Stock	$0.37	$0.33

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2.1)	$99.6
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.4	1.2
Currency translation adjustments	(6.5)	(20.0)
Change in fair value of derivative instruments	0.8	0.4
Total other comprehensive income (loss), net of tax	(5.3)	(18.4)
Comprehensive income (loss)	$(7.4)	$81.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$944.5	$995.7
Receivables, net	987.4	973.4
Unbilled receivables, net	514.3	440.8
Inventories, net	1,527.9	1,382.7
Income taxes receivable	255.2	250.3
Other current assets	64.5	71.7
Total current assets	4,293.8	4,114.6
Property, plant and equipment, net	603.7	593.2
Goodwill	1,044.9	1,049.0
Purchased intangible assets, net	464.9	464.0
Deferred income taxes	130.9	111.5
Other long-term assets	436.3	389.5
Total assets	$6,974.5	$6,721.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$—	$—
Accounts payable	982.3	747.4
Customer advances	755.6	690.9
Payroll-related obligations	138.5	118.4
Income taxes payable	221.1	222.1
Other current liabilities	348.8	364.2
Total current liabilities	2,446.3	2,143.0
Long-term debt, less current maturities	594.4	819.0
Long-term customer advances	455.2	207.0
Other long-term liabilities	510.6	476.4
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	798.2	792.4
Retained earnings	3,084.0	3,110.6
Accumulated other comprehensive loss	(133.9)	(128.6)
Common Stock in treasury, at cost (9,001,160 and 8,289,347 shares, respectively)	(781.0)	(698.7)
Total shareholders’ equity	2,968.0	3,076.4
Total liabilities and shareholders’ equity	$6,974.5	$6,721.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2021	$0.7	$792.4	$3,110.6	$(128.6)	$(698.7)	$3,076.4
Net loss	—	—	(2.1)	—	—	(2.1)
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.4	—	0.4
Currency translation adjustments	—	—	—	(6.5)	—	(6.5)
Cash dividends ($0.37 per share)	—	—	(24.5)	—	—	(24.5)
Repurchases of Common Stock	—	—	—	—	(85.0)	(85.0)
Exercise of stock options	—	(0.2)	—	—	2.1	1.9
Stock-based compensation expense	—	6.8	—	—	—	6.8
Payment of stock-based restricted and performance shares	—	(0.5)	—	—	0.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	(0.3)	—	0.8	0.5	1.0
Balance at March 31, 2022	$0.7	$798.2	$3,084.0	$(133.9)	$(781.0)	$2,968.0

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2020	$0.7	$791.4	$2,793.5	$(165.5)	$(487.5)	$2,932.6
Net income	—	—	99.6	—	—	99.6
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	(20.0)	—	(20.0)
Cash dividends ($0.33 per share)	—	—	(22.7)	—	—	(22.7)
Exercise of stock options	—	(0.6)	—	—	18.8	18.2
Stock-based compensation expense	—	8.3	—	—	—	8.3
Payment of stock-based restricted and performance shares	—	(0.8)	—	—	0.8	—
Other	—	—	0.6	0.4	—	1.0
Balance at March 31, 2021	$0.7	$798.3	$2,871.0	$(183.9)	$(467.9)	$3,018.2

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$(2.1)	$99.6
Depreciation and amortization	26.4	21.7
Stock-based compensation expense	6.8	8.3
Deferred income taxes	1.0	3.8
Gain on sale of assets	(1.0)	(2.1)
Foreign currency transaction gains	(1.5)	(1.2)
Other non-cash adjustments	(0.6)	(0.2)
Changes in operating assets and liabilities	299.9	196.9
Net cash provided by operating activities	328.9	326.8

Investing activities:
Additions to property, plant and equipment	(26.1)	(16.7)
Additions to equipment held for rental	(1.9)	(2.2)
Acquisition of business, net of cash acquired	—	(112.1)
Proceeds from sale of equipment held for rental	3.2	5.1
Other investing activities	(15.3)	3.6
Net cash used by investing activities	(40.1)	(122.3)

Financing activities:
Repayments of debt (original maturities greater than three months)	(225.0)	—
Debt issuance costs	(2.5)	—
Repurchases of Common Stock	(85.4)	—
Dividends paid	(24.5)	(22.7)
Proceeds from exercise of stock options	1.9	18.2
Other financing activities	(2.4)	(1.2)
Net cash used by financing activities	(337.9)	(5.7)
Effect of exchange rate changes on cash	(2.1)	(4.2)
Increase (decrease) in cash and cash equivalents	(51.2)	194.6
Cash and cash equivalents at beginning of period	995.7	898.6
Cash and cash equivalents at end of period	$944.5	$1,093.2

Supplemental disclosures:
Cash paid for interest	$10.1	$11.6
Cash paid for income taxes	5.3	83.9
Proceeds from income tax refunds	0.3	—
Cash paid for operating lease liabilities	11.5	13.8
Operating right-of-use assets obtained	2.8	7.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

In October 2021, Oshkosh Corporation and its subsidiaries (the Company) changed its fiscal year from a year beginning on October 1 and ending September 30 to a year beginning on January 1 and ending December 31. The Company’s current fiscal year runs from January 1, 2022 through December 31, 2022 (fiscal 2022).

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2021. Results for the three months ended March 31, 2022 are not necessarily indicative of results for any other interim period or for fiscal 2022. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three months ended March 31, 2022.
2.	Revenue Recognition

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

	Three Months Ended March 31,
	2022	2021
Net sales	$(7.9)	$(3.1)
Operating income	(10.6)	(3.6)
Net income	(8.1)	(2.8)
Diluted earnings per share	$(0.12)	$(0.04)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):
	Three Months Ended March 31, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$869.9	$2.1	$282.6	$154.3	$(2.3)	$1,306.6
Over time	13.2	533.5	5.3	87.1	—	639.1
	$883.1	$535.6	$287.9	$241.4	$(2.3)	$1,945.7

	Three Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$721.1	$10.3	$307.6	$126.5	$(7.0)	$1,158.5
Over time	17.1	604.4	4.9	103.5	0.6	730.5
	$738.2	$614.7	$312.5	$230.0	$(6.4)	$1,889.0

See Note 18 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance and extended warranties that are billed in advance of the warranty coverage period. Customer payment is usually received shortly after billing and payment terms generally do not exceed one year. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivables balances.

With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest charges of $5.0 million and $4.5 million were recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, respectively, for amounts attributable to customer advances.

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

	March 31,	December 31,
	2022	2021
Customer advances	$755.6	$690.9
Other current liabilities	74.8	81.9
Long-term customer advances	455.2	207.0
Other long-term liabilities	58.6	54.9
Total contract liabilities	$1,344.2	$1,034.7

	Three Months Ended March 31,
	2022	2021
Beginning liabilities recognized in revenue	$118.3	$129.8

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three months ended March 31, 2022 or 2021.

The Defense segment recognizes an asset for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Costs required to fulfill the NGDV production contract incurred prior to production of the vehicles are capitalized to the extent that they generate or enhance resources used in the production of NGDVs. These costs will be amortized over the anticipated production volume of the NGDV contact. Deferred contract costs are included in “Other long-term assets” within the Company’s Condensed Consolidated Balance Sheets. Deferred contract costs, the majority of which related to the NGDV contract, consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Costs for anticipated contracts	$5.3	$4.9
Engineering costs	93.6	60.0
Factory setup costs	6.3	4.1
Supplier-owned tooling	20.3	4.2
Deferred contract related costs	$125.5	$73.2

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

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$66.9	$63.0
Deferred revenue for new service warranties	7.2	6.5
Amortization of deferred revenue	(4.8)	(6.4)
Foreign currency translation	(0.2)	(0.2)
Balance at end of period	$69.1	$62.9

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):
	March 31,	December 31,
	2022	2021
Other current liabilities	$22.9	$22.3
Other long-term liabilities	46.2	44.6
	$69.1	$66.9

Remaining Performance Obligations

As of March 31, 2022, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $9.15 billion, of which $3.08 billion is expected to be satisfied and revenue recognized in the remaining nine months of fiscal 2022, $2.36 billion is expected to be recognized in fiscal 2023 and $3.70 billion is expected to be satisfied and revenue recognized beyond fiscal 2023.
3.	Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2022, the Company had reserved 3,607,006 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three months ended March 31, 2022 was $6.5 million ($5.5 million net of tax). Total stock-based compensation expense, including cash-based liability awards, for the three months ended March 31, 2021 was $9.9 million ($8.3 million net of tax).
4.	Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit cost
Service cost	$2.6	$2.9
Interest cost	4.3	4.1
Expected return on plan assets	(5.2)	(5.0)
Amortization of prior service cost (benefit)	0.5	0.5
Amortization of net actuarial loss (gain)	0.2	1.2
Expenses paid	0.8	0.8
Net periodic benefit cost	$3.2	$4.5

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit cost
Service cost	$0.6	$0.5
Interest cost	0.3	0.3
Amortization of prior service cost (benefit)	(0.3)	(0.3)
Amortization of net actuarial loss (gain)	0.1	—
Net periodic benefit cost	$0.7	$0.5

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

5.	Income Taxes

The Company recorded income tax expense of $20.2 million, or 107.4% of pre-tax income, for the three months ended March 31, 2022, compared to $33.2 million, or 25.0% of pre-tax income, for the three months ended March 31, 2021. Results for the three months ended March 31, 2022 were unfavorably impacted by $15.4 million of net discrete charges, including a charge of $18.1 million related to taxes on income generated in prior periods as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon recent comments from the corresponding taxing authorities and a benefit of $3.8 million for the release of a foreign tax credit valuation allowance in response to the issuance by the U.S. Treasury Department of final foreign tax credit regulations. Results for the three months ended March 31, 2021 were unfavorably impacted by $1.4 million of net discrete charges, including a $0.8 million charge related to state audit settlements.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $82.2 million and $41.5 million as of March 31, 2022 and December 31, 2021, respectively. Included in the Company’s March 31, 2022 liability for gross unrecognized tax benefits is an $18.7 million reserve related to certain foreign anti-hybrid legislation and a $22.3 million U.S. federal reserve for a temporary deferred position. As of March 31, 2022, net unrecognized tax benefits, excluding interest and penalties, of $43.2 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2022 and 2021, the Company recognized expense of $0.6 million and $0.5 million, respectively, related to interest and penalties. At March 31, 2022, the Company had accruals for the payment of interest and penalties of $4.0 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $2.3 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.
6.	Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,
	2022	2021
Basic weighted-average common shares outstanding	66,394,041	68,513,419
Dilutive stock options and other equity-based compensation awards	—	775,202
Diluted weighted-average common shares outstanding	66,394,041	69,288,621

Shares for stock-based compensation not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Shares for stock-based compensation	522,003	—

7.	Receivables

Receivables consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Trade receivables - U.S. government	$102.4	$140.7
Trade receivables - other	848.7	797.5
Finance receivables	7.5	8.0
Other receivables	43.2	40.0
	1,001.8	986.2
Less allowance for doubtful accounts	(5.9)	(4.2)
	$995.9	$982.0

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Current receivables	$987.4	$973.4
Long-term receivables	8.5	8.6
	$995.9	$982.0

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.5	$3.7	$4.2	$1.4	$4.4	$5.8
Provision for doubtful accounts, net of recoveries	(0.1)	1.8	1.7	(0.3)	0.2	(0.1)
Allowance at end of period	$0.4	$5.5	$5.9	$1.1	$4.6	$5.7

8.	Inventories

Inventories consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Raw materials	$1,021.0	$984.4
Partially finished products	426.5	334.0
Finished products	254.2	239.7
Inventories at FIFO cost	1,701.7	1,558.1
Less: Excess of FIFO cost over LIFO cost	(173.8)	(175.4)
	$1,527.9	$1,382.7

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Land and land improvements	$72.7	$72.0
Buildings	413.0	410.9
Machinery and equipment	768.1	740.9
Software and related costs	200.4	201.3
Equipment on operating lease to others	9.2	9.9
Construction in progress	45.3	45.3
	1,508.7	1,480.3
Less accumulated depreciation	(905.0)	(887.1)
	$603.7	$593.2

Depreciation expense was $20.7 million and $20.2 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value and equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease at March 31, 2022 and December 31, 2021 was $8.2 million and $8.9 million, respectively.
10.	Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The following table presents changes in goodwill during the three months ended March 31, 2022 (in millions):

	Access Equipment	Defense	Fire & Emergency	Commercial	Total
Net goodwill at December 31, 2021	$877.6	$44.4	$106.1	$20.9	$1,049.0
Foreign currency translation	(4.1)	—	—	—	(4.1)
Net goodwill at March 31, 2022	$873.5	$44.4	$106.1	$20.9	$1,044.9

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2022			December 31, 2021
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,805.6	$(932.1)	$873.5	$1,809.7	$(932.1)	$877.6
Defense	44.4	—	44.4	44.4	—	44.4
Fire & Emergency	108.1	(2.0)	106.1	108.1	(2.0)	106.1
Commercial	188.5	(167.6)	20.9	188.5	(167.6)	20.9
	$2,146.6	$(1,101.7)	$1,044.9	$2,150.7	$(1,101.7)	$1,049.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.4	$(35.9)	$19.5
Technology-related	12.0	108.4	(104.1)	4.3
Customer relationships	12.6	572.6	(552.8)	19.8
Other	12.2	23.6	(19.4)	4.2
	14.4	760.0	(712.2)	47.8
Non-amortizable trade names		417.1	—	417.1
		$1,177.1	$(712.2)	$464.9

	December 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.4	$(35.6)	$19.8
Technology-related	11.9	104.7	(104.0)	0.7
Customer relationships	12.6	572.6	(551.3)	21.3
Other	12.1	23.6	(18.5)	5.1
	14.4	756.3	(709.4)	46.9
Non-amortizable trade names		417.1	—	417.1
		$1,173.4	$(709.4)	$464.0

On March 1, 2022, the Company acquired two patents with a combined value of $3.7 million. The technology-related intangible asset is subject to amortization with an estimated life of 14.3 years.

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2022 and each of the five years succeeding December 31, 2021 are as follows: 2022 (remaining nine months) $8.5 million; 2023 - $5.7 million; 2024 - $4.5 million; 2025 - $4.4 million; 2026 - $4.4 million; and 2027 - $4.4 million.
11.	Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	300.0	(2.4)	297.6
3.100% Senior notes due March 2030	300.0	(3.2)	296.8
	$600.0	$(5.6)	$594.4

	December 31, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.2)	$224.8
4.600% Senior notes due May 2028	300.0	(2.5)	297.5
3.100% Senior notes due March 2030	300.0	(3.3)	296.7
	$825.0	$(6.0)	$819.0

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. Debt issuance costs of $2.5 million were capitalized related to the Credit Agreement. In March 2022, the Company repaid a $225.0 million senior term loan that existed under the Second Amended and Restated Credit Agreement. As a result of the repayment, the Company expensed $0.1 million of previously capitalized debt issuance costs.

At March 31, 2022, outstanding letters of credit of $18.6 million reduced available capacity under the Revolving Credit Facility to $1.08 billion.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.225% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.4375% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2022, the interest spread on the Revolving Credit Facility was 112.5 basis points.

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole.

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2022.

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

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no outstanding borrowings on the uncommitted line of credit as of March 31, 2022 or December 31, 2021. The line of credit carries a variable interest rate that is set by the lender, which was approximately 4.2% at March 31, 2022.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At March 31, 2022, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $308 million ($338 million at December 31, 2021) and $278 million ($313 million at December 31, 2021), respectively. The fair value of the Term Loan approximated its book value at December 31, 2021. See Note 17 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$65.7	$64.6
Warranty provisions	11.1	10.3
Settlements made	(13.6)	(17.0)
Changes in liability for pre-existing warranties, net	(1.6)	5.9
Foreign currency translation	—	(0.1)
Acquisition	—	0.3
Balance at end of period	$61.6	$64.0

13.	Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases of the Company’s equipment through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2022 the Company guaranteed an aggregate of $758.1 million in indebtedness of customers. The Company estimated that its maximum loss exposure under these contracts at March 31, 2022 was $132.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2022 the Company guaranteed to support an aggregate of $96.1 million of customer equipment value. The Company estimated that its maximum loss exposure under these contracts at March 31, 2022 was $10.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the non-contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$12.1	$14.7
Provision for new credit guarantees	1.0	0.4
Changes for pre-existing guarantees, net	(2.5)	(0.4)
Amortization of previous guarantees	(0.5)	(0.9)
Balance at end of period	$10.1	$13.8

Upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 326, Financial Instruments – Credit Losses, the contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$4.0	$6.9
Provision for new credit guarantees	0.6	0.3
Changes in allowance for pre-existing guarantees, net	5.0	(0.3)
Foreign currency translation	0.1	—
Balance at end of period	$9.7	$6.9

14.	Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0  million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2022 and December 31, 2021, the estimated net liabilities for product and general liability claims totaled $44.5 million and $45.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $1.46 billion and $1.24 billion at March 31, 2022 and December 31, 2021, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $21.8 million and $22.1 million at March 31, 2022 and December 31, 2021, respectively.

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
15.	Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company repurchased 751,309 shares of Common Stock under this authorization during the three months ended March 31, 2022 at a cost of $85.0 million. As of March 31, 2022, the Company has remaining authority to repurchase 4,417,254 shares of Common Stock.
16.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(25.6)	$(105.2)	$2.2	$(128.6)
Other comprehensive income (loss) before reclassifications	—	(6.5)	0.9	(5.6)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	(0.1)	0.3
Net current period other comprehensive income (loss)	0.4	(6.5)	0.8	(5.3)
Balance at end of period	$(25.2)	$(111.7)	$3.0	$(133.9)

	Three Months Ended March 31, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(94.7)	$(70.3)	$(0.5)	$(165.5)
Other comprehensive income (loss) before reclassifications	—	(20.0)	0.4	(19.6)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	—	1.2
Net current period other comprehensive income (loss)	1.2	(20.0)	0.4	(18.4)
Balance at end of period	$(93.5)	$(90.3)	$(0.1)	$(183.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended March 31,
		2022	2021
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2
Actuarial losses	Miscellaneous, net	0.3	1.2
Total before tax		0.5	1.4
Tax benefit		(0.1)	(0.2)
Net of tax		$0.4	$1.2

17.	Fair Value Measurement

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

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair value of the Company’s financial assets and liabilities were as follows (in millions):
	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
SERP plan assets (a)	$15.8	$—	$—	$15.8
Investment in equity securities (b)	16.8	—	—	16.8
Foreign currency exchange derivatives (c)	—	5.5	—	5.5
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.8	$—	$0.8

December 31, 2021
Assets:
SERP plan assets (a)	$21.3	$—	$—	$21.3
Investment in equity securities (b)	14.2	—	—	14.2
Foreign currency exchange derivatives (c)	—	3.7	—	3.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.9	$—	$0.9
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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2022			2021
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access Equipment
Aerial work platforms	$439.7	$—	$439.7	$358.2	$—	$358.2
Telehandlers	229.7	—	229.7	175.2	—	175.2
Other	213.6	0.1	213.7	203.2	1.6	204.8
Total Access Equipment	883.0	0.1	883.1	736.6	1.6	738.2

Defense	535.2	0.4	535.6	614.3	0.4	614.7

Fire & Emergency	286.5	1.4	287.9	308.7	3.8	312.5

Commercial
Refuse collection	129.3	—	129.3	104.4	—	104.4
Concrete placement	85.1	—	85.1	97.3	—	97.3
Other	26.6	0.4	27.0	27.1	1.2	28.3
Total Commercial	241.0	0.4	241.4	228.8	1.2	230.0
Corporate and intersegment eliminations	—	(2.3)	(2.3)	0.6	(7.0)	(6.4)
Consolidated	$1,945.7	$—	$1,945.7	$1,889.0	$—	$1,889.0

	Three Months Ended March 31,
	2022	2021
Operating income (loss):
Access Equipment (a)	$7.5	$80.5
Defense	19.4	35.5
Fire & Emergency	22.4	47.4
Commercial	14.3	18.8
Corporate	(34.3)	(41.4)
Consolidated	29.3	140.8
Interest expense, net of interest income	(11.6)	(11.2)
Miscellaneous other income (expense)	1.1	3.1
Income before income taxes and earnings (losses) of unconsolidated affiliates	$18.8	$132.7
(a)	Results for the three months ended March 31, 2021 include a $1.6 million benefit for restructuring and a $3.8 million charge for other costs related to restructuring plans.

	March 31, 2022	December 31, 2021
Identifiable assets:
Access Equipment:
U.S.	$2,453.9	$2,311.8
Europe, Africa and Middle East	456.5	460.3
Rest of the World	408.4	383.0
Total Access Equipment	3,318.8	3,155.1
Defense:
U.S.	1,357.9	1,225.0
Rest of the World	6.6	7.2
Total Defense	1,364.5	1,232.2
Fire & Emergency - U.S.	521.6	511.2
Commercial:
U.S.	390.0	379.6
Rest of the World	51.0	45.1
Total Commercial	441.0	424.7
Corporate - U.S. (a)	1,328.6	1,398.6
Consolidated	$6,974.5	$6,721.8

(a)Primarily includes cash and short-term investments and the Company’s global headquarters.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$732.9	$524.3	$275.4	$239.3	$(2.3)	$1,769.6
Europe, Africa and Middle East	81.0	11.0	—	0.9	—	92.9
Rest of the World	69.2	0.3	12.5	1.2	—	83.2
Consolidated	$883.1	$535.6	$287.9	$241.4	$(2.3)	$1,945.7

	Three Months Ended March 31, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$555.4	$551.2	$296.8	$228.0	$(6.4)	$1,625.0
Europe, Africa and Middle East	82.8	63.0	13.3	0.5	—	159.6
Rest of the World	100.0	0.5	2.4	1.5	—	104.4
Consolidated	$738.2	$614.7	$312.5	$230.0	$(6.4)	$1,889.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2021, Oshkosh Corporation and its subsidiaries (the Company) changed its fiscal year from a year beginning on October 1 and ending September 30 to a year beginning on January 1 and ending December 31. The Company’s current fiscal year runs from January 1, 2022 through December 31, 2022 (fiscal 2022).

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the extent of supply chain and logistics disruptions; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor and freight costs; the Company’s ability to attract and retain production labor in a timely manner; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; the impact of any U.S. Department of Defense (DoD) solicitation for competition for future contracts to produce military vehicles; the impacts of budget constraints facing the U.S. Postal Service (USPS) and continuously changing demands for postal services; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

All forward-looking statements, including those under the caption “Overview,” speak only as of the date the Company files this Quarterly Report on Form 10-Q with the SEC. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

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

Overview

The Company reported a net loss of $0.03 per share for the first quarter of fiscal 2022, down from net income of $1.44 per share for the three months ended March 31, 2021. The decrease in earnings per share in the first quarter of fiscal 2022 was primarily due to unfavorable price/cost dynamics, higher manufacturing costs, due in part to component shortages and labor challenges, and a charge of $18.1 million, or $0.27 per share, associated with taxes on previous income as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities of the applicable jurisdiction during the quarter The Company believes that price/cost headwinds peaked in the first quarter in fiscal 2022 at approximately $125 million.

Prior to Russia’s invasion of Ukraine, steel, aluminum and freight costs had moderated and the Company expected that this moderation would continue. Since the invasion, pronounced increases in these costs have occurred. With commodity and freight costs trending up again, all of the Company’s non-defense segments have remained agile and have taken additional pricing actions. Pricing actions in the Access Equipment and Commercial segments in the first quarter of fiscal 2022 impacted orders in backlog, which the Company expects to mitigate some of the additional cost headwinds the Company is facing.

While new cost pressures have emerged that the Company expects will impact fiscal 2022, the Company expects improvement in price/cost dynamics in the second quarter of fiscal 2022 and further improvement in the second half of fiscal 2022, when it expects to be largely price/cost neutral compared to the beginning of fiscal 2021. In total, the Company expects price/cost headwinds of approximately $180 million to $200 million for fiscal 2022, up from its previous expectation of $140 million to $150 million, with the first and second quarters of fiscal 2022 experiencing the majority of the revised impact.

Consolidated sales in the first quarter of fiscal 2022 increased 3.0 percent compared to the three months ended March 31, 2021 to $1.95 billion largely as a result of improved pricing and increased product content. Sales volume was relatively flat compared to the three months ended March 31, 2021 as the impact of increased shipments of access equipment in North America was offset by lower sales volumes in the Defense, Fire & Emergency and Commercial segments.

Consolidated operating income in the first quarter of fiscal 2022 decreased 79.2 percent to $29.3 million, or 1.5 percent of sales, compared to $140.8 million, or 7.5 percent of sales, for the three months ended March 31, 2021. The decrease was primarily due to unfavorable price/cost dynamics and higher manufacturing costs, due in part to component shortages and labor challenges, offset in part by improved mix.

During the first quarter of fiscal 2022, the Company amended and extended its credit agreement to March 2027. In conjunction with the extension, the Company repaid its outstanding term loan with a balance of $225 million at December 31, 2021 and increased its revolving credit facility from $850 million to $1.1 billion.

Recent COVID related lockdowns in China have also introduced additional volatility to global supply chains. The Company’s previous outlook for fiscal 2022 assumed moderate supply chain improvements throughout the year. The pace of supply chain improvement remains uncertain. As a result of additional material and freight cost pressures, supply chain disruptions and labor challenges, the Company revised its fiscal 2022 earnings per share estimate range from $5.75 to $6.75 to a range of $4.75 to $5.75 on estimated operating income of $475 million to $560 million and consolidated sales of between $8.1 billion and $8.6 billion. The revised estimate includes an approximate $0.25 per share charge related to taxes on foreign anti-hybrid tax legislation recorded in the first quarter of fiscal 2022. Excluding this item, the Company’s adjusted earnings per share estimate range for fiscal 2022 is $5.00 to $6.00.

The Company now expects Access Equipment segment fiscal 2022 sales will be $3.8 billion to $4.2 billion compared to the Company’s previous estimate range of $3.7 billion to $4.1 billion largely due to the additional pricing actions in the first quarter of fiscal 2022. The Company now expects Access Equipment segment fiscal 2022 operating income margin to be 8.0% to 8.75% compared to the Company’s previous operating income margin estimate range of 9.0% to 10.0%. Increased freight and component costs are contributing to the lower operating income expectations.

The Company continues to expect Defense segment fiscal 2022 sales to be approximately $2.2 billion. The Company has revised the Defense segment fiscal 2022 operating income margin expectation from approximately 7.0% to approximately 6.25% as the more persistent inflationary environment caused unfavorable cumulative catch-up adjustments in the first quarter of fiscal 2022.

The Company continues to expect Fire & Emergency segment fiscal 2022 sales to be approximately $1.2 billion. The Company is reducing the Fire & Emergency segment fiscal 2022 operating income margin estimate from approximately 13.0% to a range of 11.0% to 11.75%. The decline in expectations reflects increased supply chain disruptions, labor inefficiencies and additional cost pressures.

The Company continues to expect Commercial segment fiscal 2022 sales to be $1.0 billion to $1.1 billion. The Company is reducing the Commercial segment fiscal 2022 operating income margin estimate from approximately 7.0% to approximately 6.5%.

The Company continues to expect corporate expenses in fiscal 2022 will be approximately $160 million. As a result of the tax charge associated with anti-hybrid tax legislation in the first quarter of fiscal 2022, the Company increased its estimated effective tax rate for fiscal 2022 from approximately 22.5% to approximately 26.0%.

The Company expects consolidated sales for the second quarter of fiscal 2022 to be approximately flat with the three months ended June 30, 2021, with Access Equipment segment sales up approximately 15% and Defense segment sales down by approximately 20%. The Company expects additional price realization in its non-Defense segments during the second quarter of fiscal 2022 as more sales will reflect price increases and surcharges implemented over the past twelve months. The Company expects a low to mid-single digit consolidated operating income margin in the second quarter of fiscal 2022.

RESULTS OF OPERATIONS – FIRST QUARTER OF FISCAL 2022 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2021

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Three Months Ended March 31,
	2022	2021	Change		% Change
Net sales	$1,945.7	$1,889.0	$56.7		3.0%
Cost of sales	1,744.4	1,573.9	170.5		10.8%
Gross income	201.3	315.1	(113.8)		-36.1%
% of sales	10.3%	16.7%	-630	bps
SG&A expenses	169.2	172.0	(2.8)		-1.6%
Amortization	2.8	2.3	0.5		21.7%
Operating income	29.3	140.8	(111.5)		-79.2%
% of sales	1.5%	7.5%	-590	bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31,
	2022	2021	Change	% Change
North America	$1,769.6	$1,625.0	$144.6	8.9%
Europe, Africa and Middle East	92.9	159.6	(66.7)	-41.8%
Rest of the World	83.2	104.4	(21.2)	-20.3%
	$1,945.7	$1,889.0	$56.7	3.0%

Consolidated net sales increased largely as a result of improved pricing ($48 million) and a sales mix which included more third-party chassis ($13 million). Sales volume was relatively flat as the impact of increased shipments of access equipment in North America was offset by lower sales volumes in the Defense, Fire & Emergency and Commercial segments.

The decrease in consolidated gross margin was due to higher material & logistics costs (780 basis points) and higher manufacturing costs (100 basis points), offset in part by improved pricing (190 basis points) and improved mix (60 basis points).

The decrease in consolidated selling, general and administrative expenses was generally due to lower incentive compensation costs ($12 million), offset in part by higher reserves for bad debts ($3 million), increased travel costs ($2 million), higher salary costs ($2 million) and higher product liability costs ($2 million).

The decrease in consolidated operating income was primarily due to unfavorable material & logistics costs ($151 million) and higher manufacturing costs ($20 million), in part due to parts shortages and labor challenges, offset in part by improved pricing ($48 million) and improved mix ($16 million).

The following table presents consolidated non-operating changes (in millions):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Interest expense, net of interest income	$(11.6)	$(11.2)	$(0.4)	3.6%
Miscellaneous income (expense)	1.1	3.1	(2.0)	-64.5%

Provision for income taxes	20.2	33.2	(13.0)	-39.2%
Effective tax rate	107.4%	25.0%

Gains (losses) of unconsolidated affiliates	$(0.7)	$0.1	$(0.8)	-800.0%

Other miscellaneous expense primarily related to gains and losses on investments, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

The provision for income taxes for the three months ended March 31, 2022 included a charge of $18.1 million related to taxes on income generated in prior periods as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities in the quarter.

Gains and losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments.

SEGMENT RESULTS

Access Equipment

The following table presents the Access Equipment segment results (in millions):

	Three Months Ended March 31,
	2022	2021	Change		% Change
Net sales	$883.1	$738.2	$144.9		19.6%
Cost of sales	817.3	603.3	214.0		35.5%
Gross income	65.8	134.9	(69.1)		-51.2%
% of sales	7.5%	18.3%	-1080	bps
SG&A expenses	58.2	54.3	3.9		7.2%
Amortization	0.1	0.1	—		0.0%
Operating income	7.5	80.5	(73.0)		-90.7%
% of sales	0.8%	10.9%	-1010	bps

Access Equipment segment net sales increased largely as a result of robust demand for access equipment in North America.

The decrease in gross margin in the Access Equipment segment was due to unfavorable material & logistics costs (1,380 basis points) offset in part by improved pricing (230 basis points).

The decrease in operating income in the Access Equipment segment was primarily due to unfavorable material & logistics costs ($121 million) and higher manufacturing costs, largely associated with the implementation of manufacturing initiatives ($15 million), offset in part by the impact of higher gross margin associated with higher sales volume ($31 million) and improved pricing ($28 million).

Defense

The following table presents the Defense segment results (in millions):

	Three Months Ended March 31,
	2022	2021	Change		% Change
Net sales	$535.6	$614.7	$(79.1)		-12.9%
Cost of sales	483.1	545.3	(62.2)		-11.4%
Gross income	52.5	69.4	(16.9)		-24.4%
% of sales	9.8%	11.3%	-150	bps
SG&A expenses	31.5	33.0	(1.5)		-4.5%
Amortization	1.6	0.9	0.7		77.8%
Operating income	19.4	35.5	(16.1)		-45.4%
% of sales	3.6%	5.8%	-220	bps

Defense segment net sales decreased as a result of lower Family of Heavy Tactical Vehicle and Family of Medium Tactical Vehicle program volume as U.S. government funding for these programs has decreased in recent years.

The decrease in gross margin in the Defense segment was due to unfavorable product mix (220 basis points) and unfavorable cumulative catch-up adjustments on contracts (80 basis points), offset in part by the absence of inefficiencies associated with the establishment of an additional production line that were incurred during the three months ended March 31, 2021 (120 basis points).

The decrease in operating income in the Defense segment was primarily a result of the impact of lower gross margin associated with lower sales volume ($12 million) and unfavorable product mix ($12 million), offset in part by the absence of inefficiencies associated with the establishment of an additional production line that were incurred during the three months ended March 31, 2021 ($8 million).

Fire & Emergency

The following table presents the Fire & Emergency segment results (in millions):

	Three Months Ended March 31,
	2022	2021	Change		% Change
Net sales	$287.9	$312.5	$(24.6)		-7.9%
Cost of sales	241.0	242.5	(1.5)		-0.6%
Gross income	46.9	70.0	(23.1)		-33.0%
% of sales	16.3%	22.4%	-610	bps
SG&A expenses	24.2	22.2	2.0		9.0%
Amortization	0.3	0.4	(0.1)		-25.0%
Operating income	22.4	47.4	(25.0)		-52.7%
% of sales	7.8%	15.2%	-740	bps

Fire & Emergency segment net sales decreased due to lower ARFF vehicle volume ($18 million) as a large multi-unit award was recognized in sales during the three months ended March 31, 2021.

The decrease in gross margin in the Fire & Emergency segment was primarily attributable to higher material & logistics costs (410 basis points), higher production costs (250 basis points) associated with parts shortages and labor challenges, unfavorable product mix (70 basis points) and higher new product development spending (70 basis points), offset in part by improved pricing (170 basis points).

The decrease in operating income in the Fire & Emergency segment was largely a result of higher material & logistics costs ($12 million), the impact of lower gross margin associated with lower sales volume ($9 million), higher production costs associated with parts shortages and labor challenges ($7 million), offset in part by improved pricing ($7 million).

Commercial

The following table presents the Commercial segment results (in millions):

	Three Months Ended March 31,
	2022	2021	Change		% Change
Net sales	$241.4	$230.0	$11.4		5.0%
Cost of sales	202.5	190.3	12.2		6.4%
Gross income	38.9	39.7	(0.8)		-2.0%
% of sales	16.1%	17.3%	-110	bps
SG&A expenses	23.8	20.0	3.8		19.0%
Amortization	0.8	0.9	(0.1)		-11.1%
Operating income (loss)	14.3	18.8	(4.5)		-23.9%
% of sales	5.9%	8.2%	-230	bps

Commercial segment net sales increased as a result of favorable product mix primarily due to a greater percentage of sales that included a third-party chassis ($13 million) and higher pricing in response to higher input costs ($13 million), offset in part by lower sales volume as a result of supply chain challenges ($15 million).

The decrease in gross margin in the Commercial segment was primarily attributable to unfavorable material costs (920 basis points), offset in part by favorable product mix (430 basis points) and improved pricing (390 basis points).

The decrease in operating income in the Commercial segment was primarily due to higher material costs ($22 million), the impact of lower gross margin associated with lower sales volume ($4 million), higher manufacturing costs associated with parts shortages ($2 million), higher operating expenses ($2 million) and higher litigation costs ($1 million), offset in part by favorable product mix ($14 million) and improved pricing ($13 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Net sales	$(2.3)	$(6.4)	$4.1	-64.1%
Cost of sales	0.5	(7.5)	8.0	-106.7%
Gross income	(2.8)	1.1	(3.9)	-354.5%
Operating expenses	31.5	42.5	(11.0)	-25.9%
Operating income	(34.3)	(41.4)	7.1	-17.1%

Corporate operating expenses decreased primarily as a result of lower incentive compensation costs ($6 million), lower healthcare costs ($4 million) and lower share-based compensation costs ($3 million), offset in part by costs associated with the change in the Company’s fiscal year end ($2 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2022, including $944.5 million of cash and cash equivalents and $1,081.4 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at March 31, 2022 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. During the three months ended March 31, 2022, the Company repurchased $85 million in shares of its Common Stock. As of March 31, 2022, the Company had approximately 4.4 million shares of Common Stock remaining under its repurchase authorization.

Financial Condition at March 31, 2022

The Company’s capitalization was as follows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$944.5	$995.7
Total debt	594.4	819.0
Total shareholders’ equity	2,968.0	3,076.4
Total capitalization (debt plus equity)	3,562.4	3,895.4
Debt to total capitalization	16.7%	21.0%

The Company’s ratio of debt to total capitalization of 16.7% at March 31, 2022 remained within its targeted range. The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At March 31, 2022, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB-
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 46 days at December 31, 2021 to 42 days at March 31, 2022. Likewise, days sales outstanding for segments other than the Defense segment decreased from 53 days at December 31, 2021 to 51 days at March 31, 2022. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 4.9 times at December 31, 2021 to 5.1 times at March 31, 2022.

Cash Flows

Operating Cash Flows

Operating activities generated $328.9 million of cash in the first three months of fiscal 2022 compared to $326.8 million during the three months ended March 31, 2021. Lower net income during the first three months of fiscal 2022 was almost completely offset by improved working capital as a result of an increase in days payable outstanding. The Company expects to generate approximately $725 million of cash flows from operations in fiscal 2022.

Investing Cash Flows

Investing activities used cash of $40.1 million in the first three months of fiscal 2022 compared to $122.3 million during the three months ended March 31, 2021. The Company used available cash to fund the acquisition of Pratt Miller during the three months ended March 31, 2021. Through March 31, 2022, the Company utilized $26.1 million for capital expenditures. The Company anticipates that it will spend $300 million on capital expenditures in fiscal 2022. The expected increase in capital spending in fiscal 2022 reflects the set-up of the manufacturing plant in Spartanburg, SC, to produce Next Generation Delivery Vehicles (NGDV) for the USPS for which the Company will largely receive customer advances.

Financing Cash Flows

Financing activities used cash of $337.9 million in the first three months of fiscal 2022 compared to $5.7 million during the three months ended March 31, 2021. The increase in cash utilized for financing activities was due to the repayment of the Company’s $225 million term loan and an increase in Common Stock repurchases under the authorization approved by the Company’s Board of Directors. In the first three months of fiscal 2022, the Company repurchased 751,309 shares of its Common Stock at an aggregate cost of $85.0 million. The Company did not repurchase any shares of its Common Stock in the three months ended March 31, 2021.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.225% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.4375% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2022 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 11 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2022.

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

New Accounting Standards

There are no significant impacts of new accounting standards on the Company’s Condensed Consolidated Financial Statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 27% of the Company’s net sales in the three months ended March 31, 2022. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2022 increased 88.4% to $12.70 billion compared to $6.74 billion at March 31, 2021. Access Equipment segment backlog increased 160.5% to $3.96 billion at March 31, 2022 compared to $1.52 billion at March 31, 2021 as the re-opening of economies coming out of the pandemic and elevated customer fleet ages drove higher demand. Defense segment backlog increased 76.6% to $6.19 billion at March 31, 2022 compared to $3.50 billion at March 31, 2021 primarily due to the initial vehicle order from the USPS for the NGDV program. Fire & Emergency segment backlog increased 51.8% to $1.92 billion at March 31, 2022 compared to $1.27 billion at March 31, 2021 due to strong demand for fire trucks coming out of the COVID-19 pandemic. Although Fire & Emergency segment backlog remained strong, orders softened for ARFF vehicles due to the adverse impact of the COVID-19 pandemic on airport budgets. Commercial segment backlog increased 40.1% to $630.1 million at March 31, 2022 compared to $449.7 million at March 31, 2021 due to improved market demand for refuse collection vehicles as demand rebounded following the re-opening of economies and high demand for the Company’s new front-discharge concrete mixer. Global supply chain challenges and the associated delays in production are also leading to higher backlogs in the Company’s Access Equipment, Fire & Emergency and Commercial segments.

Reported backlog excludes purchase options and announced orders for which definitive contracts have not been executed. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 52% of the Company’s March 31, 2022 backlog is not expected to be filled in fiscal 2022.

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

	Fiscal 2022 Expectations
	Low	High
Earnings per share-diluted (GAAP)	$4.75	$5.75
Charge for anti-hybrid tax on prior period income	0.25	0.25
Adjusted earnings per share-diluted (non-GAAP)	$5.00	$6.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, have not materially changed since that report was filed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	251,991	$119.07	251,991	4,916,572
February 1 - February 28	221,116	$113.08	221,116	4,695,456
March 1 - March 31	278,202	$107.85	278,202	4,417,254
Total	751,309		751,309	4,417,254

(1)

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization of 10,000,000 shares. The Company repurchased 751,309 shares of Common Stock under this authorization during the three months ended March 31, 2022 at a cost of $85.0 million. As of March 31, 2022, the Company has remaining authority to repurchase 4,417,254 shares of Common Stock. The Company can use this authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

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

4.1

Third Amended and Restated Credit Agreement, dated as of March 23, 2022, among Oshkosh Corporation, the various lenders and issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2022 (File No. 1-31371).

10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Jay Iyengar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.2	Framework for Awards of Performance Shares based on ESG/DEI under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan.*

10.3	Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan.*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2022.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2022.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 27, 2022.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 27, 2022.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 27, 2022	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

April 27, 2022	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 27, 2022	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)