Form 10-Q
period 2022-09-30
OSHKOSH CORP
filed 2022-10-27
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 20, 2022, 65,393,798 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,066.7	$2,063.0	$6,078.4	$6,160.8
Cost of sales	1,788.0	1,784.5	5,358.3	5,182.6
Gross income	278.7	278.5	720.1	978.2

Operating expenses:
Selling, general and administrative	166.3	171.5	503.4	521.1
Amortization of purchased intangibles	3.0	2.8	8.6	8.3
Intangible asset impairment charge	2.1	—	2.1	—
Total operating expenses	171.4	174.3	514.1	529.4
Operating income	107.3	104.2	206.0	448.8

Other income (expense):
Interest expense	(13.4)	(12.2)	(39.2)	(36.2)
Interest income	2.5	1.8	4.8	2.9
Miscellaneous, net	(6.8)	(4.1)	(20.8)	(0.6)
Income before income taxes and earnings (losses) of unconsolidated affiliates	89.6	89.7	150.8	414.9
Provision for income taxes	29.9	0.7	63.8	12.0
Income before earnings (losses) of unconsolidated affiliates	59.7	89.0	87.0	402.9
Equity in earnings (losses) of unconsolidated affiliates	(0.4)	0.7	(2.9)	0.3
Net income	$59.3	$89.7	$84.1	$403.2

Earnings per share:
Basic	$0.91	$1.31	$1.28	$5.88
Diluted	0.90	1.30	1.27	5.82

Cash dividends declared per share on Common Stock	$0.37	$0.33	$1.11	$0.99

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$59.3	$89.7	$84.1	$403.2
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	0.4	58.2	1.2	60.5
Currency translation adjustments	(36.2)	(15.7)	(76.6)	(28.0)
Change in fair value of derivative instruments	5.8	1.3	11.0	2.0
Total other comprehensive income (loss), net of tax	(30.0)	43.8	(64.4)	34.5
Comprehensive income	$29.3	$133.5	$19.7	$437.7

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$474.8	$995.7
Receivables, net	1,072.6	973.4
Unbilled receivables, net	530.6	440.8
Inventories, net	1,669.7	1,382.7
Income taxes receivable	270.1	250.3
Other current assets	99.1	71.7
Total current assets	4,116.9	4,114.6
Property, plant and equipment, net	700.9	593.2
Goodwill	1,026.7	1,049.0
Purchased intangible assets, net	465.2	464.0
Deferred income taxes	99.7	111.5
Other long-term assets	555.0	389.5
Total assets	$6,964.4	$6,721.8

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$9.4	$—
Accounts payable	1,020.2	747.4
Customer advances	698.9	690.9
Payroll-related obligations	132.0	118.4
Income taxes payable	52.4	222.1
Other current liabilities	360.0	364.2
Total current liabilities	2,272.9	2,143.0
Long-term debt, less current maturities	594.8	819.0
Long-term customer advances	716.3	207.0
Other long-term liabilities	489.1	476.4
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	810.7	792.4
Retained earnings	3,121.5	3,110.6
Accumulated other comprehensive loss	(193.0)	(128.6)
Common Stock in treasury, at cost (9,722,127 and 8,289,347 shares, respectively)	(848.6)	(698.7)
Total shareholders’ equity	2,891.3	3,076.4
Total liabilities and shareholders’ equity	$6,964.4	$6,721.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2022	$0.7	$802.5	$3,086.4	$(163.0)	$(849.6)	$2,877.0
Net income	—	—	59.3	—	—	59.3
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.4	—	0.4
Currency translation adjustments	—	—	—	(36.2)	—	(36.2)
Gain on derivative instruments, net of tax	—	—	—	5.8	—	5.8
Cash dividends ($0.37 per share)	—	—	(24.2)	—	—	(24.2)
Exercise of stock options	—	(0.1)	—	—	0.6	0.5
Stock-based compensation expense	—	8.8	—	—	—	8.8
Other	—	(0.5)	—	—	0.4	(0.1)
Balance at September 30, 2022	$0.7	$810.7	$3,121.5	$(193.0)	$(848.6)	$2,891.3

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2021	$0.7	$803.5	$3,062.1	$(174.8)	$(462.8)	$3,228.7
Net income	—	—	89.7	—	—	89.7
Employee pension and postretirement benefits, net of tax of $18.3	—	—	—	58.2	—	58.2
Currency translation adjustments	—	—	—	(15.7)	—	(15.7)
Gain on derivative instruments, net of tax	—	—	—	1.3	—	1.3
Cash dividends ($0.33 per share)	—	—	(22.5)	—	—	(22.5)
Repurchases of Common Stock	—	—	—	—	(94.8)	(94.8)
Exercise of stock options	—	0.1	—	—	0.6	0.7
Stock-based compensation expense	—	6.9	—	—	—	6.9
Payment of stock-based restricted and performance shares	—	(5.9)	—	—	5.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(4.7)	(4.7)
Balance at September 30, 2021	$0.7	$804.6	$3,129.3	$(131.0)	$(555.8)	$3,247.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2021	$0.7	$792.4	$3,110.6	$(128.6)	$(698.7)	$3,076.4
Net income	—	—	84.1	—	—	84.1
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	(76.6)	—	(76.6)
Gain on derivative instruments, net of tax	—	—	—	11.0	—	11.0
Cash dividends ($1.11 per share)	—	—	(73.1)	—	—	(73.1)
Repurchases of Common Stock	—	—	—	—	(155.0)	(155.0)
Exercise of stock options	—	(0.3)	—	—	3.1	2.8
Stock-based compensation expense	—	22.3	—	—	—	22.3
Payment of stock-based restricted and performance shares	—	(2.8)	—	—	2.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.7)	(1.7)
Other	—	(0.9)	(0.1)	—	0.9	(0.1)
Balance at September 30, 2022	$0.7	$810.7	$3,121.5	$(193.0)	$(848.6)	$2,891.3

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2020	$0.7	$791.4	$2,793.5	$(165.5)	$(487.5)	$2,932.6
Net income	—	—	403.2	—	—	403.2
Employee pension and postretirement benefits, net of tax of $19.1	—	—	—	60.5	—	60.5
Currency translation adjustments	—	—	—	(28.0)	—	(28.0)
Gain on derivative instruments, net of tax	—	—	—	2.0	—	2.0
Cash dividends ($0.99 per share)	—	—	(67.9)	—	—	(67.9)
Repurchases of Common Stock	—	—	—	—	(107.8)	(107.8)
Exercise of stock options	—	1.1	—	—	37.1	38.2
Stock-based compensation expense	—	20.6	—	—	—	20.6
Payment of stock-based restricted and performance shares	—	(8.1)	—	—	8.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(6.3)	(6.3)
Other	—	(0.4)	0.5	—	0.6	0.7
Balance at September 30, 2021	$0.7	$804.6	$3,129.3	$(131.0)	$(555.8)	$3,247.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$84.1	$403.2
Depreciation and amortization	80.2	77.4
Stock-based incentive compensation	22.3	20.6
Deferred income taxes	19.9	88.4
Gain on sale of assets	(1.9)	(6.3)
Unrealized loss on investments	12.7	—
Foreign currency transaction (gains) losses	8.2	(3.6)
Intangible asset impairment charge	2.1	—
Other non-cash adjustments	3.0	0.4
Changes in operating assets and liabilities	(92.3)	273.4
Net cash provided by operating activities	138.3	853.5

Investing activities:
Additions to property, plant and equipment	(160.3)	(82.8)
Additions to equipment held for rental	(5.5)	(8.5)
Acquisition of business, net of cash acquired	(19.5)	(110.6)
Proceeds from sale of equipment held for rental	6.6	13.6
Acquisition of equity securities	(15.0)	(40.6)
Other investing activities	2.8	6.6
Net cash used in investing activities	(190.9)	(222.3)

Financing activities:
Proceeds from debt (original maturities greater than three months)	10.4	—
Repayments of debt (original maturities greater than three months)	(225.0)	—
Repurchases of Common Stock	(155.0)	(107.8)
Dividends paid	(73.1)	(67.9)
Proceeds from exercise of stock options	2.8	38.2
Acquisition of Common Stock for taxes on stock-based compensation	(1.7)	(6.3)
Other financing activities	(10.2)	(4.3)
Net cash used in financing activities	(451.8)	(148.1)
Effect of exchange rate changes on cash and cash equivalents	(16.5)	(5.9)
Increase (decrease) in cash and cash equivalents	(520.9)	477.2
Cash and cash equivalents at beginning of period	995.7	898.6
Cash and cash equivalents at end of period	$474.8	$1,375.8

Supplemental disclosures:
Cash paid for interest	$35.2	$34.6
Cash paid for income taxes	207.5	125.4
Cash received from income tax refunds	1.3	—
Cash paid for operating lease liabilities	37.1	38.0
Operating right-of-use assets obtained	6.0	86.4

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended September 30, 2021. The interim results are not necessarily indicative of results for any other interim period or for fiscal 2022. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2022.

On June 13, 2022, the Company acquired all of the outstanding shares of Maxi-Metal Inc. (Maxi-Metal), which specializes in the design and manufacturing of fire apparatus and utility vehicles in the Canadian market, for 25.3 million Canadian dollars, or $19.7 million. The purchase price included $19.5 million in cash and an estimated amount payable of $0.2 million for certain post-closing working capital adjustments.

The operating results of Maxi-Metal have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Maxi-Metal had sales of $6.4 million for the three months ended September 30, 2022 and $7.4 million from the acquisition date to September 30, 2022. Pro-forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $1.7	$7.5
Property, plant and equipment	1.6
Goodwill	7.4
Purchased intangible assets	7.2
Total assets	23.7

Liabilities Assumed:
Current liabilities	2.0
Long-term liabilities	2.0
Total liabilities	4.0

Net assets acquired	$19.7

As of September 30, 2022, the valuation of intangible assets consisted of $4.3 million of assets subject to amortization with an estimated eight year average life and $2.9 million of assets with an indefinite life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $7.4 million recorded as goodwill, representing expected synergies of the combined entity, all of which was allocated to the Fire & Emergency segment. None of the goodwill is deductible for income tax purposes. The Company expensed $0.4 million of transaction costs related to the acquisition during the nine months ended September 30, 2022.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.
Revenue Recognition

The Defense segment utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$(13.2)	$(4.2)	$(29.7)	$(3.0)
Operating income	(14.2)	5.3	(38.2)	4.6
Net income	(10.9)	4.1	(29.2)	3.6
Diluted earnings per share	$(0.17)	$0.06	$(0.44)	$0.05

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended September 30, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$1,026.4	$4.3	$242.7	$169.1	$(1.6)	$1,440.9
Over time	11.5	514.4	4.5	95.4	—	625.8
	$1,037.9	$518.7	$247.2	$264.5	$(1.6)	$2,066.7

	Three Months Ended September 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$830.6	$3.5	$331.6	$135.8	$(4.5)	$1,297.0
Over time	15.3	646.7	6.1	98.0	(0.1)	766.0
	$845.9	$650.2	$337.7	$233.8	$(4.6)	$2,063.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$2,861.7	$8.6	$796.7	$491.1	$(6.1)	$4,152.0
Over time	36.4	1,585.0	14.9	290.1	—	1,926.4
	$2,898.1	$1,593.6	$811.6	$781.2	$(6.1)	$6,078.4

	Nine Months Ended September 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Corporate and Intersegment Eliminations	Total
Point in time	$2,458.8	$23.9	$937.0	$418.0	$(18.0)	$3,819.7
Over time	49.6	1,951.4	15.7	323.9	0.5	2,341.1
	$2,508.4	$1,975.3	$952.7	$741.9	$(17.5)	$6,160.8

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

With the exception of the Fire & Emergency segment, the Company’s contracts typically do not contain a significant financing component. In the Fire & Emergency segment, customers earn interest on customer advances at a rate determined in a separate financing transaction between the Fire & Emergency segment and the customer at contract inception. Interest of $6.2 million and $17.2 million were recorded in “Interest expense” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, respectively, and $4.4 million and $13.3 million for the three and nine months ended September 30, 2021, respectively, for amounts due on customer advances.

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

	September 30,	December 31,
	2022	2021
Customer advances	$698.9	$690.9
Other current liabilities	82.0	81.9
Long-term customer advances	716.3	207.0
Other long-term liabilities	58.8	54.9
Total contract liabilities	$1,556.0	$1,034.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning liabilities recognized in revenue	$125.5	$45.6	$320.7	$333.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three or nine months ended September 30, 2022 or 2021.

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term supply agreements. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform under a long-term supply agreement are also recognized as an asset. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract related costs will be amortized over the anticipated production volume of the NGDV contract. Deferred contract fulfillment and customer-owned tooling costs are included in “Other long-term assets” within the Company’s Condensed Consolidated Balance Sheets. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not record any impairment losses on contract fulfillment or customer-owned tooling costs during the three or nine months ended September 30, 2022 or 2021. Deferred contract related costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Costs for anticipated contracts	$5.7	$4.9
Engineering costs	214.7	60.0
Factory setup costs	13.1	4.1
Customer-owned tooling	43.4	4.2
Deferred contract related costs	$276.9	$73.2

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

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$66.9	$63.0
Deferred revenue for new service warranties	21.6	21.2
Amortization of deferred revenue	(16.1)	(18.2)
Foreign currency translation	(0.9)	(0.2)
Balance at end of period	$71.5	$65.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Other current liabilities	$25.5	$22.3
Other long-term liabilities	46.0	44.6
	$71.5	$66.9

Remaining Performance Obligations

As of September 30, 2022, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $8.55 billion, of which $697.5 million is expected to be satisfied and recognized in revenue in the remaining three months of fiscal 2022, $2.71 billion is expected to be satisfied and recognized in revenue in fiscal 2023 and $5.14 billion is expected to be satisfied and recognized in revenue after fiscal 2023.

3.
Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2022, the Company had reserved 3,596,606 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended September 30, 2022 was $8.6 million ($7.2 million net of tax) and $21.3 million ($17.8 million net of tax), respectively. Total stock-based compensation expense, including cash-based liability awards, for the three and nine months ended September 30, 2021 was $6.3 million ($5.4 million net of tax) and $22.4 million ($19.0 million net of tax), respectively.

4.
Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$2.6	$2.9	$7.8	$8.6
Interest cost	4.2	4.1	12.7	12.3
Expected return on plan assets	(5.1)	(5.0)	(15.4)	(14.9)
Amortization of prior service cost (benefit)	0.5	0.6	1.6	1.7
Amortization of net actuarial loss (gain)	0.3	1.1	0.7	3.7
Expenses paid	0.7	0.7	2.3	2.3
Net periodic benefit cost	$3.2	$4.4	$9.7	$13.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$0.6	$0.5	$1.7	$1.6
Interest cost	0.4	0.3	1.1	0.9
Amortization of prior service cost (benefit)	(0.4)	(0.3)	(1.1)	(1.0)
Amortization of net actuarial loss (gain)	0.1	0.1	0.3	0.2
Net periodic benefit cost	$0.7	$0.6	$2.0	$1.7

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income. The Company expects to make a contribution of approximately $20.0 million to its pension plans in the fourth quarter of fiscal 2022.

5.
Income Taxes

The Company recorded income tax expense of $29.9 million, or 33.4% of pre-tax income, for the three months ended September 30, 2022, compared to $0.7 million, or 0.8% of pre-tax income, for the three months ended September 30, 2021. Results for the three months ended September 30, 2022 were impacted by $0.9 million of discrete tax charges, including a $2.0 million charge related to state provision-to-return true-ups and a $1.0 million charge due to state deferred tax asset re-measurement, offset in part by a $1.8 million tax benefit related to the release of state uncertain tax position reserves due to the lapse of the applicable statutes of limitations. Results for the three months ended September 30, 2021 were impacted by $22.0 million of discrete tax benefits, including an $11.7 million tax benefit associated with the release of a valuation allowance on deferred tax assets in Europe, a $5.4 million tax benefit associated with the implementation of a plan to make certain tax accounting method changes and change the timing of certain deductible payments, allowing the Company to carry back a net operating loss to prior tax years with higher federal statutory tax rates, and a $5.7 million tax benefit related to provision-to-return true-ups.

The Company recorded income tax expense of $63.8 million, or 42.3% of pre-tax income, for the nine months ended September 30, 2022, compared to $12.0 million, or 2.9% of pre-tax income, for the nine months ended September 30, 2021. Results for the nine months ended September 30, 2022 were unfavorably impacted by $17.8 million of net discrete tax items, including a charge of $18.1 million related to taxes on previous income as the Company revised its interpretation of certain foreign anti‐hybrid tax legislation based upon comments from the corresponding tax authorities. Results for the nine months ended September 30, 2021 were favorably impacted by $89.3 million of discrete tax benefits, primarily related to the carryback of a net operating loss to previous tax years with higher statutory tax rates of $75.3 million and the release of a valuation allowance on deferred tax assets in Europe of $11.7 million.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $77.7 million and $41.5 million as of September 30, 2022 and December 31, 2021, respectively. Included in the Company’s September 30, 2022 liability for gross unrecognized tax benefits is a $23.5 million reserve related to foreign anti‐hybrid legislation and an $18.7 million U.S. federal reserve for a temporary deferred position. As of September 30, 2022, net unrecognized tax benefits, excluding interest and penalties, of $46.1 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2022 and 2021, the Company recognized expense of $1.8 million and $0.2 million, respectively, related to interest and penalties. At September 30, 2022, the Company had accruals for the payment of interest and penalties of $8.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

by approximately $4.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

6.
Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted-average common shares outstanding	65,375,424	68,397,838	65,790,599	68,563,929
Dilutive stock options and other equity-based compensation awards	396,396	732,265	437,911	779,104
Diluted weighted-average common shares outstanding	65,771,820	69,130,103	66,228,510	69,343,033

Shares for stock-based compensation not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares for stock-based compensation	227,255	—	129,151	—

7.
Receivables

Receivables consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Trade receivables - U.S. government	$72.9	$140.7
Trade receivables - other	958.7	797.5
Finance receivables	7.2	8.0
Other receivables	47.2	40.0
	1,086.0	986.2
Less allowance for doubtful accounts	(6.7)	(4.2)
	$1,079.3	$982.0

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Current receivables	$1,072.6	$973.4
Long-term receivables	6.7	8.6
	$1,079.3	$982.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.3	$6.1	$6.4	$0.9	$3.8	$4.7
Provision for doubtful accounts, net of recoveries	(0.1)	0.8	0.7	(0.3)	(0.4)	(0.7)
Charge-off of accounts	(0.1)	(0.3)	(0.4)	—	(0.4)	(0.4)
Allowance at end of period	$0.1	$6.6	$6.7	$0.6	$3.0	$3.6

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.5	$3.7	$4.2	$1.4	$4.4	$5.8
Provision for doubtful accounts, net of recoveries	(0.3)	3.2	2.9	(0.8)	(0.9)	(1.7)
Charge-off of accounts	(0.1)	(0.3)	(0.4)	—	(0.5)	(0.5)
Allowance at end of period	$0.1	$6.6	$6.7	$0.6	$3.0	$3.6

8.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$1,119.1	$984.4
Partially finished products	424.2	334.0
Finished products	316.8	239.7
Inventories at FIFO cost	1,860.1	1,558.1
Less: Excess of FIFO cost over LIFO cost	(190.4)	(175.4)
	$1,669.7	$1,382.7

9.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Land and land improvements	$73.2	$72.0
Buildings	418.0	410.9
Machinery and equipment	811.0	740.9
Software and related costs	199.8	201.3
Equipment on operating lease to others	10.1	9.9
Construction in progress	139.1	45.3
	1,651.2	1,480.3
Less accumulated depreciation	(950.3)	(887.1)
	$700.9	$593.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense was $21.1 million and $21.5 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $63.1 million and $63.7 million (including $0.8 million of accelerated depreciation related to restructuring actions) for the nine months ended September 30, 2022 and 2021, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $8.9 million at both September 30, 2022 and December 31, 2021.

10.
Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In September 2022, the Company identified a triggering event that indicated a potential impairment of goodwill within one of its reporting units in the Commercial segment. The Company’s impairment test confirmed that the fair value of the reporting unit was below its carrying value. As a result, the Company recorded a $2.1 million goodwill impairment charge in the three months ended September 30, 2022.

The Company acquired Maxi-Metal on June 13, 2022. The goodwill and intangible values related to the Maxi-Metal acquisition are based on management’s best estimates as of September 30, 2022. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

On March 1, 2022, the Company acquired two patents with a combined value of $3.7 million. The technology-related intangible asset is subject to amortization with an estimated life of 14.3 years.

The following table presents changes in goodwill during the nine months ended September 30, 2022 (in millions):

	Access Equipment	Defense	Fire & Emergency	Commercial	Total
Net goodwill at December 31, 2021	$877.6	$44.4	$106.1	$20.9	$1,049.0
Foreign currency translation	(26.9)	—	(0.5)	(0.2)	(27.6)
Acquisition	—	—	7.4	—	7.4
Impairment	—	—	—	(2.1)	(2.1)
Net goodwill at September 30, 2022	$850.7	$44.4	$113.0	$18.6	$1,026.7

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2022			December 31, 2021
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access Equipment	$1,782.8	$(932.1)	$850.7	$1,809.7	$(932.1)	$877.6
Defense	44.4	—	44.4	44.4	—	44.4
Fire & Emergency	115.0	(2.0)	113.0	108.1	(2.0)	106.1
Commercial	188.3	(169.7)	18.6	188.5	(167.6)	20.9
	$2,130.5	$(1,103.8)	$1,026.7	$2,150.7	$(1,101.7)	$1,049.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	September 30, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(36.6)	$18.7
Technology-related	12.0	108.2	(104.2)	4.0
Customer relationships	12.6	576.4	(555.7)	20.7
Other	11.8	23.5	(21.2)	2.3
	14.4	763.4	(717.7)	45.7
Non-amortizable trade names		419.5	—	419.5
		$1,182.9	$(717.7)	$465.2

	December 31, 2021
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.4	$(35.6)	$19.8
Technology-related	11.9	104.7	(104.0)	0.7
Customer relationships	12.6	572.6	(551.3)	21.3
Other	12.1	23.6	(18.5)	5.1
	14.4	756.3	(709.4)	46.9
Non-amortizable trade names		417.1	—	417.1
		$1,173.4	$(709.4)	$464.0

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2022 and each of the five years succeeding December 31, 2021 are as follows: 2022 (remaining three months) - $2.9 million; 2023 - $6.2 million; 2024 - $5.0 million; 2025 - $4.9 million; 2026 - $4.9 million; and 2027 - $4.9 million.

11.
Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	$300.0	$(2.2)	$297.8
3.100% Senior notes due March 2030	300.0	(3.0)	297.0
	$600.0	$(5.2)	$594.8

Other short-term debt			$9.4

	December 31, 2021
	Principal	Debt Issuance Costs	Debt, Net
Senior Term Loan	$225.0	$(0.2)	$224.8
4.600% Senior notes due May 2028	300.0	(2.5)	297.5
3.100% Senior notes due March 2030	300.0	(3.3)	296.7
	$825.0	$(6.0)	$819.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At September 30, 2022, outstanding letters of credit of $13.9 million reduced available capacity under the Revolving Credit Facility to $1.09 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2022, the interest spread on the Revolving Credit Facility was 112.5 basis points.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2022.

In March 2022, the Company entered into a 100.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 12.6 million Chinese renminbi ($1.8 million) outstanding on the uncommitted line of credit as of September 30, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 3.6% at September 30, 2022.

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There was 54.0 million Chinese renminbi ($7.6 million) outstanding on the uncommitted line of credit as of September 30, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 4.2% at September 30, 2022.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At September 30, 2022, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $276 million ($338 million at December 31, 2021) and $242 million ($313 million at December 31, 2021), respectively. The fair value of the Term Loan approximated its book value at December 31, 2021. See Note 17 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$65.7	$64.6
Warranty provisions	38.9	36.3
Settlements made	(43.9)	(50.8)
Changes in liability for pre-existing warranties, net	1.9	18.8
Foreign currency translation	(0.5)	(0.2)
Acquisition	0.2	0.3
Balance at end of period	$62.3	$69.0

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

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2022 the Company guaranteed an aggregate of $735.7 million in indebtedness of customers. At September 30, 2022, the Company estimated that its maximum loss exposure under these contracts was $127.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2022 the Company guaranteed to support an aggregate of $108.8 million of customer equipment value. At September 30, 2022, the Company estimated that its maximum loss exposure under these contracts was $11.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the non-contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$12.1	$13.8	$12.1	$14.7
Provision for new credit guarantees	0.4	0.9	2.4	2.0
Changes for pre-existing guarantees, net	(0.1)	(0.1)	(1.2)	(0.7)
Amortization of previous guarantees	(0.2)	(0.5)	(1.0)	(1.8)
Foreign currency translation	(0.2)	—	(0.3)	(0.1)
Balance at end of period	$12.0	$14.1	$12.0	$14.1

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

Changes in the contingent portion of the Company’s guarantee liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$6.7	$6.8	$4.0	$6.9
Provision for new credit guarantees	0.2	0.9	1.3	1.6
Changes in allowance for pre-existing guarantees, net	(0.2)	(0.4)	1.6	(1.2)
Foreign currency translation	(0.2)	—	(0.4)	—
Balance at end of period	$6.5	$7.3	$6.5	$7.3

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.
Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At September 30, 2022 and December 31, 2021, the estimated net liabilities for product and general liability claims totaled $44.3 million and $45.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $1.75 billion and $1.24 billion at September 30, 2022 and December 31, 2021, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $17.3 million and $22.1 million at September 30, 2022 and December 31, 2021, respectively.

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

In September 2022, the Company entered into a new real estate lease that has not yet commenced. The building will be used as a manufacturing facility by the Commercial segment and is estimated to have a lease term of 10 years. The estimated initial right of use asset and lease liability of approximately $38 million will be recorded at lease commencement, which is expected to be in the fourth quarter of fiscal 2022.

15.
Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 1,508,467 shares of Common Stock under these authorizations during the nine months ended September 30, 2022 at a cost of $155.0 million. The Company repurchased 927,934 shares of Common Stock under the then-existing authorization during the nine months ended September 30, 2021 at a cost of $107.8 million. As of September 30, 2022, the Company had remaining authority to repurchase 11,550,677 shares of Common Stock.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended September 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24.8)	$(145.6)	$7.4	$(163.0)
Other comprehensive income (loss) before reclassifications	—	(40.8)	5.8	(35.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	4.6	—	5.0
Net current period other comprehensive income (loss)	0.4	(36.2)	5.8	(30.0)
Balance at end of period	$(24.4)	$(181.8)	$13.2	$(193.0)

	Three Months Ended September 30, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(92.4)	$(82.6)	$0.2	$(174.8)
Other comprehensive income (loss) before reclassifications	57.1	(15.7)	0.9	42.3
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	—	0.4	1.5
Net current period other comprehensive income (loss)	58.2	(15.7)	1.3	43.8
Balance at end of period	$(34.2)	$(98.3)	$1.5	$(131.0)

	Nine Months Ended September 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(25.6)	$(105.2)	$2.2	$(128.6)
Other comprehensive income (loss) before reclassifications	—	(81.2)	11.2	(70.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	4.6	(0.2)	5.6
Net current period other comprehensive income (loss)	1.2	(76.6)	11.0	(64.4)
Balance at end of period	$(24.4)	$(181.8)	$13.2	$(193.0)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2021
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(94.7)	$(70.3)	$(0.5)	$(165.5)
Other comprehensive income (loss) before reclassifications	57.1	(28.0)	1.6	30.7
Amounts reclassified from accumulated other comprehensive income (loss)	3.4	—	0.4	3.8
Net current period other comprehensive income (loss)	60.5	(28.0)	2.0	34.5
Balance at end of period	$(34.2)	$(98.3)	$1.5	$(131.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.1	$0.3	$0.5	$0.7
Actuarial losses	Miscellaneous, net	0.4	1.2	1.0	3.9
Total before tax		0.5	1.5	1.5	4.6
Tax benefit		(0.1)	(0.4)	(0.3)	(1.2)
Net of tax		$0.4	$1.1	$1.2	$3.4

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
SERP plan assets (a)	$13.3	$—	$—	$13.3
Investment in equity securities (b)	4.5	—	—	4.5
Foreign currency exchange derivatives (c)	—	19.6	—	19.6
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.7	$—	$1.7

December 31, 2021
Assets:
SERP plan assets (a)	$21.3	$—	$—	$21.3
Investment in equity securities (b)	14.2	—	—	14.2
Foreign currency exchange derivatives (c)	—	3.7	—	3.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.9	$—	$0.9
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended September 30,
	2022			2021
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access Equipment
Aerial work platforms	$517.1	$—	$517.1	$384.3	$—	$384.3
Telehandlers	316.0	—	316.0	237.8	—	237.8
Other	204.8	—	204.8	223.1	0.7	223.8
Total Access Equipment	1,037.9	—	1,037.9	845.2	0.7	845.9

Defense	518.5	0.2	518.7	649.9	0.3	650.2

Fire & Emergency	246.5	0.7	247.2	334.7	3.0	337.7

Commercial
Refuse collection	122.7	—	122.7	121.8	—	121.8
Concrete mixers	112.5	—	112.5	86.4	—	86.4
Other	28.6	0.7	29.3	25.0	0.6	25.6
Total Commercial	263.8	0.7	264.5	233.2	0.6	233.8
Corporate and intersegment eliminations	—	(1.6)	(1.6)	—	(4.6)	(4.6)
Consolidated	$2,066.7	$—	$2,066.7	$2,063.0	$—	$2,063.0

	Nine Months Ended September 30,
	2022			2021
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access Equipment
Aerial work platforms	$1,408.3	$—	$1,408.3	$1,193.4	$—	$1,193.4
Telehandlers	855.5	—	855.5	646.5	—	646.5
Other	634.1	0.2	634.3	665.0	3.5	668.5
Total Access Equipment	2,897.9	0.2	2,898.1	2,504.9	3.5	2,508.4

Defense	1,592.6	1.0	1,593.6	1,974.1	1.2	1,975.3

Fire & Emergency	808.7	2.9	811.6	941.8	10.9	952.7

Commercial
Refuse collection	395.4	—	395.4	363.6	—	363.6
Concrete mixers	302.2	—	302.2	297.1	—	297.1
Other	81.6	2.0	83.6	78.7	2.5	81.2
Total Commercial	779.2	2.0	781.2	739.4	2.5	741.9
Corporate and intersegment eliminations	—	(6.1)	(6.1)	0.6	(18.1)	(17.5)
Consolidated	$6,078.4	$—	$6,078.4	$6,160.8	$—	$6,160.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss):
Access Equipment (a)	$113.2	$30.7	$190.1	$224.2
Defense	2.3	49.7	23.8	145.0
Fire & Emergency	19.2	47.2	64.4	139.1
Commercial (b)	9.4	10.7	38.8	59.1
Corporate	(36.8)	(34.1)	(111.1)	(118.6)
Consolidated	107.3	104.2	206.0	448.8
Interest expense, net of interest income	(10.9)	(10.4)	(34.4)	(33.3)
Miscellaneous other expense	(6.8)	(4.1)	(20.8)	(0.6)
Income before income taxes and earnings (losses) of unconsolidated affiliates	$89.6	$89.7	$150.8	$414.9
(a)
Results for the three and nine months ended September 30, 2022 include expense of $4.6 million to eliminate cumulative translation adjustments upon liquidation of foreign entities. Results for the nine months ended September 30, 2021 include a $3.5 million charge related to restructuring activities.
(b)
Results for the three and nine months ended September 30, 2022 include a $2.1 million intangible asset impairment charge.

	September 30, 2022	December 31, 2021
Identifiable assets:
Access Equipment:
U.S.	$2,474.6	$2,311.8
Europe, Africa and Middle East	398.5	460.3
Rest of the World	352.5	383.0
Total Access Equipment	3,225.6	3,155.1
Defense:
U.S.	1,666.0	1,225.0
Rest of the World	6.3	7.2
Total Defense	1,672.3	1,232.2
Fire & Emergency:
U.S.	555.3	511.2
Rest of the World	24.4	—
Total Fire & Emergency	579.7	511.2
Commercial:
U.S.	400.6	379.6
Rest of the World	40.3	45.1
Total Commercial	440.9	424.7
Corporate - U.S. (a)	1,045.9	1,398.6
Consolidated	$6,964.4	$6,721.8
(a)
Primarily includes cash and short-term investments and the Company’s global headquarters.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$866.6	$499.7	$242.5	$262.4	$(1.6)	$1,869.6
Europe, Africa and Middle East	85.4	18.8	0.3	0.1	—	104.6
Rest of the World	85.9	0.2	4.4	2.0	—	92.5
Consolidated	$1,037.9	$518.7	$247.2	$264.5	$(1.6)	$2,066.7

	Three Months Ended September 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$678.3	$610.0	$310.2	$230.9	$(4.6)	$1,824.8
Europe, Africa and Middle East	40.5	39.5	10.6	0.3	—	90.9
Rest of the World	127.1	0.7	16.9	2.6	—	147.3
Consolidated	$845.9	$650.2	$337.7	$233.8	$(4.6)	$2,063.0

	Nine Months Ended September 30, 2022
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$2,441.3	$1,545.5	$782.3	$772.2	$(6.1)	$5,535.2
Europe, Africa and Middle East	233.5	47.2	6.2	1.7	—	288.6
Rest of the World	223.3	0.9	23.1	7.3	—	254.6
Consolidated	$2,898.1	$1,593.6	$811.6	$781.2	$(6.1)	$6,078.4

	Nine Months Ended September 30, 2021
	Access Equipment	Defense	Fire & Emergency	Commercial	Eliminations	Total
Net sales:
North America	$1,953.6	$1,843.6	$894.4	$734.5	$(17.5)	$5,408.6
Europe, Africa and Middle East	199.0	127.9	33.7	1.3	—	361.9
Rest of the World	355.8	3.8	24.6	6.1	—	390.3
Consolidated	$2,508.4	$1,975.3	$952.7	$741.9	$(17.5)	$6,160.8

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

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the extent of supply chain and logistics disruptions; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor and freight costs; the Company’s ability to attract and retain production labor in a timely manner; the cyclical nature of the Company’s access equipment, commercial and fire & emergency markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; the impact of any U.S. Department of Defense (DoD) solicitation for competition for future contracts to produce military vehicles; the impacts of budget constraints facing the U.S. Postal Service (USPS) and continuously changing demands for postal services; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2022 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Overview

The Company reported earnings per share of $0.90 for the third quarter of fiscal 2022, down from $1.30 per share for the three months ended September 30, 2021. Results for the third quarter of fiscal 2022 included charges of $4.6 million, or $0.07 per share, for the release of cumulative translation adjustment losses upon the liquidation of foreign entities in the Access Equipment segment and a $2.1 million, or $0.03 per share, impairment of an intangible asset in the Commercial segment. Results for the three months ended September 30, 2021 included an $11.7 million, or $0.17 per share, tax benefit associated with the release of a valuation allowance on deferred tax assets in Europe and a $5.4 million, or $0.08 per share, tax benefit associated with the carryback of a U.S. net operating loss to prior years with higher federal statutory rates. Price/cost dynamics in the Access Equipment and Commercial segments improved significantly during the third quarter of fiscal 2022 as the Company more fully benefited from price increases implemented to account for inflationary pressures in the Company’s costs. Price/cost dynamics in the Defense and Fire & Emergency segments continued to impact the Company’s results due to long lead times between order and delivery of the finished goods. In addition, global supply chain conditions remained a significant constraint and suppressed production output in all of the Company’s segments. The Company believes theses supply chain conditions will continue through fiscal 2023. The Company believes demand for the Company’s products remains robust, as evidenced by strong backlogs at September 30, 2022.

Consolidated sales in the third quarter of fiscal 2022 increased 0.2 percent compared to the three months ended September 30, 2021 to $2.07 billion as improved pricing was largely offset by lower sales volumes primarily associated with supply chain related production delays.

Consolidated operating income in the third quarter of fiscal 2022 increased 3.0 percent to $107.3 million, or 5.2 percent of sales, compared to $104.2 million, or 5.1 percent of sales, for the three months ended September 30, 2021. The increase was primarily due to improved price/cost dynamics, offset in part by lower sales volume and unfavorable cumulative catch-up adjustments in the Defense segment.

The Company’s most recent prior earnings guidance was based on expectations that supply chain and inflation conditions in the second half of fiscal 2022 would remain the same as what the Company experienced in the second quarter of fiscal 2022. While on-time delivery metrics have improved for certain components, these metrics remain well off of historical norms and below levels that facilitate efficient production. Inflation has also remained persistent despite improvement in some commodity costs. As such, the only changes the Company is making to its most recent prior earnings guidance are to reflect the release of the cumulative translation adjustment losses and the intangible asset impairment recorded in the third quarter of fiscal 2022. The Company believes that earnings per share in fiscal 2022 will be in the range of $3.15, including the impact of a $0.25 charge for foreign anti-hybrid taxes related to taxes on income generated in prior periods recorded in the first quarter of fiscal 2022 and charges of $0.07 and $0.03, respectively, in the third quarter of fiscal 2022 for the release of the cumulative translation adjustment losses and the intangible asset impairment.

The guidance implies that fourth quarter of fiscal 2022 earnings per share will be in the range of $1.85. The improvement in expected fourth quarter of fiscal 2022 earnings per share when compared to the third quarter of fiscal 2022 is attributable to three primary factors: the benefit of an expected increased volume at the Defense and Access Equipment segments; the benefit of an expected positive cumulative catch-up adjustment on anticipated fourth quarter orders in the Defense segment as compared to a charge in the third quarter of fiscal 2022; and the expected benefit of cost management actions throughout the Company to align its costs with the constrained production environment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$2,066.7	$2,063.0	$3.7	0.2%	$6,078.4	$6,160.8	$(82.4)	-1.3%
Cost of sales	1,788.0	1,784.5	3.5	0.2%	5,358.3	5,182.6	175.7	3.4%
Gross income	278.7	278.5	0.2	0.1%	720.1	978.2	(258.1)	-26.4%
% of sales	13.5%	13.5%	0 bps		11.8%	15.9%	-400 bps
SG&A expenses	166.3	171.5	(5.2)	-3.0%	503.4	521.1	(17.7)	-3.4%
Amortization	3.0	2.8	0.2	7.1%	8.6	8.3	0.3	3.6%
Impairment charge	2.1	—	2.1	-	2.1	—	2.1	-
Operating income	107.3	104.2	3.1	3.0%	206.0	448.8	(242.8)	-54.1%
% of sales	5.2%	5.1%			3.4%	7.3%

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
North America	$1,869.6	$1,824.8	$44.8	2.5%	$5,535.2	$5,408.6	$126.6	2.3%
Europe, Africa and Middle East	104.6	90.9	13.7	15.1%	288.6	361.9	(73.3)	-20.3%
Rest of the World	92.5	147.3	(54.8)	-37.2%	254.6	390.3	(135.7)	-34.8%
	$2,066.7	$2,063.0	$3.7	0.2%	$6,078.4	$6,160.8	$(82.4)	-1.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated net sales increased as a result of improved pricing ($150 million), largely offset by lower sales volumes primarily associated with supply chain related production delays. Sales for the three months ended September 30, 2022 were also unfavorably impacted by $18 million from changes in foreign currency exchange rates.

Consolidated gross margin was flat as improved pricing (560 basis points) was offset by higher material & logistics costs (460 basis points), unfavorable cumulative catch-up adjustments on contracts in the Defense segment (70 basis points) and higher new product development spending (50 basis points).

The decrease in consolidated selling, general and administrative expenses was due to lower incentive compensation costs ($14 million), offset in part by higher salaries and fringe benefit costs ($8 million).

The increase in consolidated operating income was primarily due to improved pricing ($150 million), offset by higher material & logistics costs ($95 million), the impact of lower gross margin associated with lower sales volume ($30 million), unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($19 million) and higher new product development spending ($10 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated net sales decreased as a result of lower sales volumes in the Defense segment ($351 million) and the unfavorable impact of foreign currency exchange rates ($36 million), offset in part by improved pricing ($314 million).

The decrease in consolidated gross margin was due to higher material & logistics costs (650 basis points), manufacturing inefficiencies (100 basis points) largely as a result of supply chain disruptions, and unfavorable cumulative catch-up adjustments on contracts in the Defense segment (60 basis points), offset in part by improved pricing (400 basis points).

The decrease in consolidated selling, general and administrative expenses was generally due to lower incentive compensation costs ($43 million), offset in part by higher salaries ($9 million), increased travel ($5 million), higher reserves for bad debts ($5 million) and higher software costs ($4 million).

The decrease in consolidated operating income was primarily due to unfavorable material & logistics costs ($395 million), the impact of lower gross margin associated with lower sales volume ($84 million), manufacturing inefficiencies ($58 million), unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($42 million) and higher engineering and new product development spending ($31 million), offset in part by improved pricing ($314 million) and lower incentive compensation costs ($56 million).

The following table presents consolidated non-operating changes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest expense, net of interest income	$(10.9)	$(10.4)	$(0.5)	$(34.4)	$(33.3)	$(1.1)
Miscellaneous income (expense)	(6.8)	(4.1)	(2.7)	(20.8)	(0.6)	(20.2)

Provision for income taxes	29.9	0.7	29.2	63.8	12.0	51.8
Effective tax rate	33.4%	0.8%		42.3%	2.9%

Gains (losses) of unconsolidated affiliates	$(0.4)	$0.7	$(1.1)	$(2.9)	$0.3	$(3.2)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Other miscellaneous expense primarily related to gains and losses on investments, foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans.

Income tax expense for the third quarter of fiscal 2022 was adversely impacted by anti-hybrid tax legislation in a foreign jurisdiction which increased the effective tax rate by 710 basis points. The provision for income taxes for the three months ended September 30, 2021 included an $11.7 million tax benefit associated with the release of a valuation allowance on deferred tax assets in Europe, a $5.4 million tax benefit associated with the carryback of a U.S. net operating loss to prior years with higher federal statutory rates and other discrete tax benefits of $4.9 million.

Gains and losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Other miscellaneous expense primarily related to gains and losses on investments, foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Foreign currency transactions resulted in losses of $8.2 million and gains of $4.9 million for the nine months ended September 30, 2022 and 2021, respectively. Results for the nine months ended September 30, 2022 and 2021 included an unrealized loss on an investment of $9.6 million and $4.5 million, respectively.

The provision for income taxes for the nine months ended September 30, 2022 included a charge of $27.1 million as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities. Results for the nine months ended September 30, 2021 included discrete tax benefits of $89.3 million, primarily related to the carryback of a net operating loss to previous tax years with higher federal statutory tax rates of $75.3 million and the release of a valuation allowance on deferred tax assets in Europe of $11.7 million.

Gains and losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments.

SEGMENT RESULTS

Access Equipment

The following table presents the Access Equipment segment results (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$1,037.9	$845.9	$192.0	22.7%	$2,898.1	$2,508.4	$389.7	15.5%
Cost of sales	868.6	755.0	113.6	15.0%	2,538.1	2,112.6	425.5	20.1%
Gross income	169.3	90.9	78.4	86.2%	360.0	395.8	(35.8)	-9.0%
% of sales	16.3%	10.7%	560 bps		12.4%	15.8%	-340 bps
SG&A expenses	56.0	60.1	(4.1)	-6.8%	169.6	171.3	(1.7)	-1.0%
Amortization	0.1	0.1	—	0.0%	0.3	0.3	—	0.0%
Operating income	113.2	30.7	82.5	268.7%	190.1	224.2	(34.1)	-15.2%
% of sales	10.9%	3.6%			6.6%	8.9%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Access Equipment segment net sales increased as a result of higher pricing ($120 million) in response to higher input costs and higher volume in North America ($86 million). Access Equipment sales in the third quarter of fiscal 2022 were unfavorably impacted by $17 million from changes in foreign currency exchange rates.

The increase in gross margin in the Access Equipment segment was due to improved pricing (850 basis points) and lower product liability costs (140 basis points), offset in part by higher material & logistics costs (540 basis points).

The increase in operating income in the Access Equipment segment was primarily due to improved pricing ($120 million), the impact of higher gross margin associated with higher sales volume ($22 million) and lower product liability costs ($10 million), offset in part by higher material & logistics costs ($67 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Access Equipment segment net sales increased as a result of improved pricing ($234 million) and increased volume ($179 million), offset in part by an unfavorable impact from changes in foreign currency exchange rates ($34 million). Volume increases in North America were offset in part by sales declines in Asia.

The decrease in gross margin in the Access Equipment segment was due to higher material & logistics costs (1020 basis points), offset in part by improved pricing (600 basis points) and lower product liability costs (70 basis points).

The decrease in operating income in the Access Equipment segment was primarily due to higher material & logistics costs ($302 million) and manufacturing inefficiencies ($37 million), largely associated with supply chain challenges, offset in part by improved pricing ($234 million), the impact of higher gross margin associated with higher sales volume ($46 million) and lower incentive compensation costs ($24 million).

Defense

The following table presents the Defense segment results (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$518.7	$650.2	$(131.5)	-20.2%	$1,593.6	$1,975.3	$(381.7)	-19.3%
Cost of sales	479.8	567.4	(87.6)	-15.4%	1,464.8	1,728.3	(263.5)	-15.2%
Gross income	38.9	82.8	(43.9)	-53.0%	128.8	247.0	(118.2)	-47.9%
% of sales	7.5%	12.7%	-520 bps		8.1%	12.5%	-440 bps
SG&A expenses	35.1	31.6	3.5	11.1%	100.4	97.7	2.7	2.8%
Amortization	1.5	1.5	—	0.0%	4.6	4.3	0.3	7.0%
Operating income	2.3	49.7	(47.4)	-95.4%	23.8	145.0	(121.2)	-83.6%
% of sales	0.4%	7.6%			1.5%	7.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Defense segment net sales decreased due to lower Joint Light Tactical Vehicle program volume driven by supply chain disruptions and lower customer demand.

The decrease in gross margin in the Defense segment was due to unfavorable cumulative catch-up adjustments on contracts (280 basis points), adverse product mix (150 basis points) and higher engineering and new product development spending (110 basis points).

The decrease in operating income in the Defense segment was primarily a result of the impact of lower gross margin associated with lower sales volume ($21 million), unfavorable cumulative catch-up adjustments on contracts ($19 million) and adverse product mix ($8 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that decreased Defense segment operating income by $13.7 million in the third quarter of fiscal 2022 primarily a result of higher anticipated material and logistics costs. Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $5.3 million in the three-month ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Defense segment net sales decreased as U.S. Government funding for the Company’s tactical wheeled vehicle programs has decreased in recent years.

The decrease in gross margin in the Defense segment was due to unfavorable cumulative catch-up adjustments on contracts (240 basis points) and unfavorable product mix (180 basis points).

The decrease in operating income in the Defense segment was primarily a result of the impact of lower gross margin associated with lower sales volume ($57 million), unfavorable cumulative catch-up adjustments on contracts ($42 million) and unfavorable product mix ($28 million), partially offset by lower warranty costs ($12 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that decreased Defense segment operating income by $36.9 million in the nine months ended September 30, 2022 primarily a result of higher anticipated material and logistics costs. Changes in estimates on contracts accounted for under the cost-to-cost method increased Defense segment operating income by $4.6 million in the nine-month ended September 30, 2021

Fire & Emergency

The following table presents the Fire & Emergency segment results (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$247.2	$337.7	$(90.5)	-26.8%	$811.6	$952.7	$(141.1)	-14.8%
Cost of sales	207.8	264.6	(56.8)	-21.5%	682.2	741.5	(59.3)	-8.0%
Gross income	39.4	73.1	(33.7)	-46.1%	129.4	211.2	(81.8)	-38.7%
% of sales	15.9%	21.6%	-570 bps		15.9%	22.2%	-620 bps
SG&A expenses	19.7	25.6	(5.9)	-23.0%	63.9	71.1	(7.2)	-10.1%
Amortization	0.5	0.3	0.2	66.7%	1.1	1.0	0.1	10.0%
Operating income	19.2	47.2	(28.0)	-59.3%	64.4	139.1	(74.7)	-53.7%
% of sales	7.8%	14.0%			7.9%	14.6%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Fire & Emergency segment net sales decreased due to lower fire truck deliveries ($52 million) as parts shortages and manufacturing challenges limited the segment’s ability to complete and ship units and lower demand for ARFF vehicles ($43 million).

The decrease in gross margin in the Fire & Emergency segment was primarily attributable to higher material & logistics costs (410 basis points), manufacturing inefficiencies (170 basis points), largely associated with parts shortages and labor availability, and higher engineering and new product development spending (170 basis points), offset in part by lower fringe costs related to changes in a benefit program (220 basis points).

The decrease in operating income in the Fire & Emergency segment was largely a result of the impact of lower gross margin associated with lower sales volume ($26 million) and higher material & logistics costs ($10 million), offset in part by lower fringe costs related to changes in a benefit program ($6 million) and lower incentive compensation costs ($3 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Fire & Emergency segment net sales decreased due to lower fire truck deliveries ($91 million) and lower ARFF vehicle volume ($65 million), partially offset by improved pricing ($18 million).

The decrease in gross margin in the Fire & Emergency segment was primarily attributable to higher material & logistics costs (360 basis points), manufacturing inefficiencies (180 basis points) largely associated with parts shortages and labor availability, higher labor & overhead costs (110 basis points) and higher engineering and new product development spending (80 basis points), offset in part by improved pricing (160 basis points).

The decrease in operating income in the Fire & Emergency segment was largely a result of the impact of lower gross margin associated with lower sales volume ($44 million), higher material & logistics costs ($29 million), manufacturing inefficiencies ($13 million) and higher labor & overhead costs ($9 million), offset in part by improved pricing ($18 million).

Commercial

The following table presents the Commercial segment results (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$264.5	$233.8	$30.7	13.1%	$781.2	$741.9	$39.3	5.3%
Cost of sales	231.8	201.8	30.0	14.9%	671.4	617.6	53.8	8.7%
Gross income	32.7	32.0	0.7	2.2%	109.8	124.3	(14.5)	-11.7%
% of sales	12.4%	13.7%	-130 bps		14.1%	16.8%	-270 bps
SG&A expenses	20.3	20.4	(0.1)	-0.5%	66.3	62.5	3.8	6.1%
Amortization	0.9	0.9	—	0.0%	2.6	2.7	(0.1)	-3.7%
Impairment charge	2.1	—	2.1	-	2.1	—	2.1	-
Operating income	9.4	10.7	(1.3)	-12.1%	38.8	59.1	(20.3)	-34.3%
% of sales	3.6%	4.6%			5.0%	8.0%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Commercial segment net sales increased as a result of higher pricing in response to higher input costs.

The decrease in gross margin in the Commercial segment was primarily attributable to unfavorable material & logistics costs (870 basis points), higher warranty costs (110 basis points) and higher engineering and new product development spending (100 basis points), offset in part by improved pricing (700 basis points) and favorable mix (200 basis points).

The decrease in operating income in the Commercial segment was primarily due to higher material & logistics costs ($24 million), production inefficiencies ($4 million) associated with supply chain shortages, higher new product development spending ($3 million) and higher warranty costs ($3 million), offset in part by improved pricing ($25 million) and favorable mix ($6 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Commercial segment net sales increased as a result of higher pricing ($62 million) in response to higher input costs and favorable product mix primarily due to a greater percentage of sales that included a third-party chassis ($26 million), offset in part by lower sales volume ($48 million).

The decrease in gross margin in the Commercial segment was primarily attributable to unfavorable material & logistics costs (930 basis points) and manufacturing inefficiencies (130 basis points), largely associated with parts shortages, offset in part by improved pricing (590 basis points) and favorable product mix (220 basis points).

The decrease in operating income in the Commercial segment was primarily due to higher material & logistics costs ($73 million), manufacturing inefficiencies ($12 million), the impact of lower gross margin associated with lower sales volume ($12 million), higher engineering and new product development spending ($7 million) and higher warranty costs ($4 million), offset in part by improved pricing ($62 million) and favorable product mix ($24 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$(1.6)	$(4.6)	$3.0	-65.2%	$(6.1)	$(17.5)	$11.4	-65.1%
Cost of sales	—	(4.3)	4.3	-100.0%	1.8	(17.4)	19.2	-110.3%
Gross income	(1.6)	(0.3)	(1.3)	433.3%	(7.9)	(0.1)	(7.8)	7800.0%
Operating expenses	35.2	33.8	1.4	4.1%	103.2	118.5	(15.3)	-12.9%
Operating income	(36.8)	(34.1)	(2.7)	7.9%	(111.1)	(118.6)	7.5	-6.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Corporate operating expenses increased primarily as a result of higher share-based compensation costs ($2 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Corporate operating expenses decreased primarily as a result of lower incentive compensation costs ($14 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2022, including $474.8 million of cash and cash equivalents and $1,086.1 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at September 30, 2022 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. During the nine months ended September 30, 2022, the Company repurchased $155 million in shares of its Common Stock. The Company’s Board of Directors increased the Company’s repurchase authorization to 12 million shares on May 3, 2022. As of September 30, 2022, the Company had approximately 11.6 million shares of Common Stock remaining under its repurchase authorization.

Financial Condition at September 30, 2022

The Company’s capitalization was as follows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$474.8	$995.7
Total debt	604.2	819.0
Total shareholders’ equity	2,891.3	3,076.4
Total capitalization (debt plus equity)	3,495.5	3,895.4
Debt to total capitalization	17.3%	21.0%

The Company’s ratio of debt to total capitalization of 17.3% at September 30, 2022 remained within its targeted range. The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At September 30, 2022, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) decreased from 46 days at December 31, 2021 to 44 days at September 30, 2022. Days sales outstanding for segments other than the Defense segment decreased from 53 days at December 31, 2021 to 51 days at September 30, 2022. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.9 times at December 31, 2021 to 4.8 times at September 30, 2022.

Cash Flows

Operating Cash Flows

Operating activities generated $138.3 million of cash in the first nine months of fiscal 2022 compared to $853.5 million during the nine months ended September 30, 2021. Lower net income during the first nine months of fiscal 2022, a significant increase in inventory due to global supply chain challenges that have delayed the Company’s ability to complete units, and lower incentive compensation accruals were offset in part by higher customer advances in the Fire & Emergency and Defense segments.

Investing Cash Flows

Investing activities used cash of $190.9 million in the first nine months of fiscal 2022 compared to $222.3 million during the nine months ended September 30, 2021. Through September 30, 2022, the Company utilized $160.3 million for capital expenditures. The Company anticipates that it will spend $325 million on capital expenditures in fiscal 2022. The expected increase in capital spending in fiscal 2022 reflects the set-up of the manufacturing plant in Spartanburg, SC, to produce Next Generation Delivery Vehicles (NGDV) for the USPS for which the Company will largely receive customer advances.

Financing Cash Flows

Financing activities used cash of $451.8 million in the first nine months of fiscal 2022 compared to $148.1 million during the nine months ended September 30, 2021. The increase in cash utilized for financing activities was due to the repayment of the Company’s $225 million term loan and an increase in Common Stock repurchases under authorizations approved by the Company’s Board of Directors. In the nine months ended September 30, 2022, the Company repurchased 1,508,467 shares of its Common Stock at an aggregate cost of $155.0 million. In the nine months ended September 30, 2021, the Company repurchased 927,934 shares of its Common Stock at an aggregate cost of $107.8 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2022 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 11 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2022.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 26% of the Company’s net sales in the nine months ended September 30, 2022. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at September 30, 2022 increased 60.8% to $12.99 billion compared to $8.08 billion at September 30, 2021. Access Equipment segment backlog increased 41.0% to $3.89 billion at September 30, 2022 compared to $2.76 billion at September 30, 2021 as the re-opening of economies coming out of the pandemic and elevated customer fleet ages drove higher demand. Defense segment backlog increased 78.7% to $6.00 billion at September 30, 2022 compared to $3.36 billion at September 30, 2021 primarily due to the initial vehicle order from the USPS for the NGDV program. Fire & Emergency segment backlog increased 81.4% to $2.53 billion at September 30, 2022 compared to $1.39 billion at September 30, 2021 due to strong demand for fire trucks coming out of the COVID-19 pandemic. Commercial segment backlog increased 1.4% to $577.7 million at September 30, 2022 compared to $569.4 million at September 30, 2021 due to improved market demand for refuse collection vehicles as demand rebounded following the re-opening of economies. Global supply chain challenges and the associated delays in production are also leading to higher backlogs in all segments.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 83% of the Company’s September 30, 2022 backlog is not expected to be filled in fiscal 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	11,550,677
August 1 - August 31	—	$—	—	11,550,677
September 1 - September 30	—	$—	—	11,550,677
Total	—		—	11,550,677

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 1,508,467 shares of Common Stock under these authorizations during the nine months ended September 30, 2022 at a cost of $155.0 million. As of September 30, 2022, the Company had remaining authority to repurchase 11,550,677 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to authority from the Board of Directors, the officers of the Company established May 3, 2023 as the date of our 2023 annual meeting of shareholders. Due to the change in our fiscal year, that date differs by more than 30 days from the date of the 2022 annual meeting of shareholders. As the Company disclosed in its proxy statement for the 2022 annual meeting, all shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (Rule 14a-8) for presentation at the 2023 annual meeting must be received at our offices by November 18, 2022, to be included in next year’s proxy statement. Shareholders desiring to utilize the proxy access provision of our By-laws for the 2023 annual meeting must give written notice to our Secretary by November 6, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 27, 2022.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 27, 2022.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated October 27, 2022.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated October 27, 2022.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

October 27, 2022	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

October 27, 2022	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 27, 2022	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)