Form 10-Q
period 2023-03-31
OSHKOSH CORP
filed 2023-04-27
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 20, 2023, 65,313,605 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$2,268.1	$1,945.7
Cost of sales	1,934.3	1,741.9
Gross income	333.8	203.8

Operating expenses:
Selling, general and administrative	199.1	169.2
Amortization of purchased intangibles	3.9	2.8
Total operating expenses	203.0	172.0
Operating income	130.8	31.8

Other income (expense):
Interest expense	(13.4)	(12.6)
Interest income	6.2	1.0
Miscellaneous, net	5.8	1.1
Income before income taxes and losses of unconsolidated affiliates	129.4	21.3
Provision for income taxes	34.2	20.8
Income before losses of unconsolidated affiliates	95.2	0.5
Losses of unconsolidated affiliates	(6.7)	(0.7)
Net income (loss)	$88.5	$(0.2)

Earnings (loss) per share:
Basic	$1.35	$—
Diluted	1.34	—

Cash dividends declared per share on Common Stock	$0.41	$0.37

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$88.5	$(0.2)
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(0.4)	0.4
Currency translation adjustments	11.4	(6.5)
Change in fair value of derivative instruments	(2.0)	0.8
Total other comprehensive income (loss), net of tax	9.0	(5.3)
Comprehensive income (loss)	$97.5	$(5.5)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$538.7	$805.9
Receivables, net	1,311.7	1,162.0
Unbilled receivables, net	554.4	586.3
Inventories	1,905.9	1,865.6
Income taxes receivable	15.8	21.6
Other current assets	87.1	90.7
Total current assets	4,413.6	4,532.1
Property, plant and equipment, net	871.5	826.2
Goodwill	1,129.2	1,042.0
Purchased intangible assets, net	536.1	457.0
Deferred income taxes	153.2	134.8
Deferred contract costs	485.9	415.8
Other long-term assets	326.9	321.1
Total assets	$7,916.4	$7,729.0

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$2.1	$9.7
Accounts payable	1,091.2	1,129.0
Customer advances	688.9	696.7
Payroll-related obligations	146.9	119.5
Income taxes payable	150.5	100.3
Other current liabilities	379.0	373.4
Total current liabilities	2,458.6	2,428.6
Long-term debt, less current maturities	595.2	595.0
Long-term customer advances	1,110.6	1,020.5
Other long-term liabilities	504.8	499.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	808.0	806.0
Retained earnings	3,376.7	3,315.0
Accumulated other comprehensive loss	(83.3)	(92.3)
Common Stock in treasury, at cost (9,722,694 and 9,629,317 shares, respectively)	(854.9)	(843.7)
Total shareholders’ equity	3,247.2	3,185.7
Total liabilities and shareholders’ equity	$7,916.4	$7,729.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	88.5	—	—	88.5
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	11.4	—	11.4
Loss on derivative instruments, net of tax	—	—	—	(2.0)	—	(2.0)
Cash dividends ($0.41 per share)	—	—	(26.8)	—	—	(26.8)
Repurchases of Common Stock	—	—	—	—	(15.2)	(15.2)
Exercise of stock options	—	0.5	—	—	2.0	2.5
Stock-based compensation expense	—	6.8	—	—	—	6.8
Payment of stock-based restricted and performance shares	—	(4.7)	—	—	4.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.4)	(3.4)
Other	—	(0.6)	—	—	0.7	0.1
Balance at March 31, 2023	$0.7	$808.0	$3,376.7	$(83.3)	$(854.9)	$3,247.2

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2021	$0.7	$792.4	$3,238.5	$(128.6)	$(698.7)	$3,204.3
Net loss	—	—	(0.2)	—	—	(0.2)
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.4	—	0.4
Currency translation adjustments	—	—	—	(6.5)	—	(6.5)
Gain on derivative instruments, net of tax	—	—	—	0.8	—	0.8
Cash dividends ($0.37 per share)	—	—	(24.5)	—	—	(24.5)
Repurchases of Common Stock	—	—	—	—	(85.0)	(85.0)
Exercise of stock options	—	(0.2)	—	—	2.1	1.9
Stock-based compensation expense	—	6.8	—	—	—	6.8
Payment of stock-based restricted and performance shares	—	(0.5)	—	—	0.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	(0.3)	—	—	0.5	0.2
Balance at March 31, 2022	$0.7	$798.2	$3,213.8	$(133.9)	$(781.0)	$3,097.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$88.5	$(0.2)
Depreciation and amortization	30.5	26.4
Stock-based incentive compensation	6.8	6.8
Loss on sale of business, net of tax	11.0	—
Deferred income taxes	(26.3)	1.6
Gain on sale of assets	(0.1)	(1.0)
Foreign currency transaction gains	(0.8)	(1.5)
Other non-cash adjustments	6.9	(0.6)
Changes in operating assets and liabilities	(36.7)	297.4
Net cash provided by operating activities	79.8	328.9

Investing activities:
Additions to property, plant and equipment	(111.5)	(26.1)
Additions to equipment held for rental	(1.2)	(1.9)
Acquisition of business, net of cash acquired	(187.9)	—
Proceeds from sale of business, net of cash sold	23.1	—
Proceeds from sale of equipment held for rental	1.6	3.2
Other investing activities	(1.2)	(15.3)
Net cash used in investing activities	(277.1)	(40.1)

Financing activities:
Repayments of debt (original maturities greater than three months)	(25.0)	(225.0)
Repurchases of Common Stock	(15.2)	(85.0)
Dividends paid	(26.8)	(24.5)
Other financing activities	(4.1)	(3.4)
Net cash used in financing activities	(71.1)	(337.9)
Effect of exchange rate changes on cash and cash equivalents	1.2	(2.1)
Decrease in cash and cash equivalents	(267.2)	(51.2)
Cash and cash equivalents at beginning of period	805.9	995.7
Cash and cash equivalents at end of period	$538.7	$944.5

Supplemental disclosures:
Cash paid for interest	$8.4	$10.1
Cash paid for income taxes	2.4	5.3
Cash received from income tax refunds	0.9	0.3
Cash paid for operating lease liabilities	12.4	11.5
Operating right-of-use assets obtained	7.8	2.8

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended December 31, 2022. The interim results are not necessarily indicative of results for any other interim period or for fiscal 2023. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three months ended March 31, 2023.

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency and Commercial segment businesses. All information has been restated to conform to the new reporting segments.

On March 1, 2023, the Company completed the sale of its rear discharge concrete mixer business for $32.9 million. As the sale price was below the carrying value of the business, a pre-tax loss of $13.3 million was recognized during the three months ended March 31, 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. During the three months ended March 31, 2023, the rear discharge concrete mixer business, which was included in the Vocational segment, had sales of $25.9 million.

On January 31, 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacture of compact crawler booms and tracked equipment, for €171.9 million ($186.9 million), net of cash acquired. Hinowa is part of the Access segment. The purchase price included $187.9 million in cash less a receivable of $1.0 million for certain post-closing working capital adjustments.

The operating results of Hinowa have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Hinowa had sales of $14.6 million from the acquisition date to March 31, 2023. Pro-forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $13.7 million	$53.1
Property, plant and equipment	14.5
Goodwill	85.5
Purchased intangible assets	83.9
Other long-term assets	4.8
Total assets	241.8

Liabilities Assumed:
Current liabilities	50.1
Long-term liabilities	4.8
Total liabilities	54.9

Net assets acquired	$186.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary valuation of intangible assets consists of $57.5 million of assets subject to amortization with an estimated eleven-year average life and $26.4 million of assets with an indefinite life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $85.5 million recorded as goodwill, representing expected synergies, all of which was allocated to the Access segment. None of the goodwill is deductible for income tax purposes. The purchase price allocations are preliminary at March 31, 2023 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies. The Company expensed $0.6 million of transaction costs related to the acquisition during the three months ended March 31, 2023.

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

Contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net sales	$(6.5)	$(7.9)
Operating income	(14.4)	(10.6)
Net income	(11.0)	(8.1)
Diluted earnings per share	$(0.17)	$(0.12)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as an asset. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract costs will be amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tooling for impairment. The Company did not record any impairment losses on contract fulfillment or customer-owned tooling costs in the three months ended March 31, 2023 or 2022.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Costs for anticipated contracts	$5.7	$6.8
Engineering costs	291.7	256.1
Factory setup costs	20.7	16.4
Customer-owned tooling	167.8	136.5
Deferred contract costs	$485.9	$415.8

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended March 31, 2023
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$1,180.5	$3.5	$447.2	$(0.9)	$1,630.3
Over time	12.7	509.6	115.5	—	637.8
	$1,193.2	$513.1	$562.7	$(0.9)	$2,268.1

	Three Months Ended March 31, 2022
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$869.9	$2.1	$436.9	$(2.3)	$1,306.6
Over time	13.2	533.5	92.4	—	639.1
	$883.1	$535.6	$529.3	$(2.3)	$1,945.7

See Note 18 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the three months ended March 31, 2023 or 2022.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances recorded in “Interest expense” in the Condensed Consolidated Statements of Income were $6.3 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

	March 31,	December 31,
	2023	2022
Customer advances	$688.9	$696.7
Other current liabilities	74.7	77.4
Long-term customer advances	1,110.6	1,020.5
Other long-term liabilities	65.5	66.8
Total contract liabilities	$1,939.7	$1,861.4

	Three Months Ended March 31,
	2023	2022
Beginning liabilities recognized in revenue	$189.2	$118.3

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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$76.1	$66.9
Deferred revenue for new service warranties	9.0	7.2
Amortization of deferred revenue	(6.5)	(4.8)
Foreign currency translation	0.1	(0.2)
Balance at end of period	$78.7	$69.1

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Other current liabilities	$26.4	$26.8
Other long-term liabilities	52.3	49.3
	$78.7	$76.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of March 31, 2023, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $9.83 billion, of which $2.08 billion is expected to be satisfied and recognized in revenue in the remaining nine months of fiscal 2023, $2.76 billion is expected to be satisfied and recognized in revenue in fiscal 2024 and $4.99 billion is expected to be satisfied and recognized in revenue after fiscal 2024.

3.
Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2023, the Company had reserved 2,840,963 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, was $6.8 million ($5.8 million net of tax) and $6.5 million ($5.5 million net of tax) for the three months ended March 31, 2023 and 2022, respectively.

4.
Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Components of net periodic benefit cost
Service cost	$1.7	$2.6
Interest cost	4.1	4.3
Expected return on plan assets	(4.8)	(5.2)
Amortization of prior service cost (benefit)	0.5	0.5
Amortization of net actuarial loss (gain)	(0.6)	0.2
Expenses paid	0.2	0.8
Net periodic benefit cost	$1.1	$3.2

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Components of net periodic benefit cost
Service cost	$0.4	$0.6
Interest cost	0.5	0.3
Amortization of prior service cost (benefit)	(0.4)	(0.3)
Amortization of net actuarial loss (gain)	—	0.1
Net periodic benefit cost	$0.5	$0.7

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.
Income Taxes

The Company recorded income tax expense of $34.2 million, or 26.4% of pre-tax income, for the three months ended March 31, 2023, compared to $20.8 million, or 97.7% of pre-tax income, for the three months ended March 31, 2022. Results for the three months ended March 31, 2023 were impacted by $3.4 million of discrete tax charges, including a $1.7 million charge related to a valuation allowance recorded with respect to a deferred tax asset on marketable securities. Results for the three months ended March 31, 2022 were unfavorably impacted by $15.4 million of net discrete charges, including a charge of $18.1 million related to taxes on income generated in prior periods as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities and a benefit of $3.8 million for the release of a foreign tax credit valuation allowance in response to the issuance by the U.S. Treasury Department of final foreign tax credit regulations.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $93.8 million and $98.8 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, net unrecognized tax benefits, excluding interest and penalties, of $54.3 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2023 and 2022, the Company recognized expense of $0.9 million and $0.6 million, respectively, related to interest and penalties. At March 31, 2023, the Company had accruals for the payment of interest and penalties of $5.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $5.5 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

6.
Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,
	2023	2022
Basic weighted-average common shares outstanding	65,440,014	66,394,041
Dilutive stock options and other equity-based compensation awards	390,971	—
Diluted weighted-average common shares outstanding	65,830,985	66,394,041

Shares for stock-based compensation not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Shares for stock-based compensation	—	522,003

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.
Receivables

Receivables consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Trade receivables - U.S. government	$124.7	$135.3
Trade receivables - other	1,135.8	979.5
Finance receivables	8.3	7.3
Notes receivable	7.6	—
Other receivables	58.0	53.3
	1,334.4	1,175.4
Less allowance for doubtful accounts	(7.1)	(6.7)
	$1,327.3	$1,168.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Current receivables	$1,311.7	$1,162.0
Long-term receivables	15.6	6.7
	$1,327.3	$1,168.7

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.1	$6.6	$6.7	$0.5	$3.7	$4.2
Provision for doubtful accounts, net of recoveries	0.1	0.3	0.4	(0.1)	1.8	1.7
Allowance at end of period	$0.2	$6.9	$7.1	$0.4	$5.5	$5.9

8.
Inventories

Inventories consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$1,114.4	$1,140.6
Partially finished products	403.4	383.1
Finished products	388.1	341.9
	$1,905.9	$1,865.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Land and land improvements	$80.3	$74.9
Buildings	460.2	441.6
Machinery and equipment	857.5	841.9
Software and related costs	205.9	201.5
Equipment on operating lease to others	10.2	10.2
Construction in progress	259.5	234.3
	1,873.6	1,804.4
Less accumulated depreciation	(1,002.1)	(978.2)
	$871.5	$826.2

Depreciation expense was $23.3 million and $20.7 million for the three months ended March 31, 2023 and 2022, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $9.1 million and $9.3 million at March 31, 2023 and December 31, 2022, respectively.

10.
Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The Company acquired Hinowa on January 31, 2023. The goodwill and intangible values related to the Hinowa acquisition are based on management’s best estimates as of March 31, 2023. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

The following table presents changes in goodwill during the three months ended March 31, 2023 (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2022	$865.8	$44.4	$131.8	$1,042.0
Foreign currency translation	1.7	—	—	1.7
Acquisition	85.5	—	—	85.5
Net goodwill at March 31, 2023	$953.0	$44.4	$131.8	$1,129.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2023			December 31, 2022
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,885.1	$(932.1)	$953.0	$1,797.9	$(932.1)	$865.8
Defense	44.4	—	44.4	44.4	—	44.4
Vocational	301.2	(169.4)	131.8	303.5	(171.7)	131.8
	$2,230.7	$(1,101.5)	$1,129.2	$2,145.8	$(1,103.8)	$1,042.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(37.3)	$18.0
Technology-related	11.7	137.7	(102.4)	35.3
Customer relationships	12.5	601.8	(559.2)	42.6
Other	10.3	44.2	(16.9)	27.3
	14.0	839.0	(715.8)	123.2
Non-amortizable trade names		412.9	—	412.9
		$1,251.9	$(715.8)	$536.1

	December 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(37.0)	$18.3
Technology-related	12.0	108.3	(104.4)	3.9
Customer relationships	12.6	576.6	(557.3)	19.3
Other	10.9	50.2	(22.1)	28.1
	14.2	790.4	(720.8)	69.6
Non-amortizable trade names		387.4	—	387.4
		$1,177.8	$(720.8)	$457.0

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2023 and each of the five years succeeding December 31, 2023 are as follows: 2023 (remaining nine months) - $9.7 million; 2024 - $12.7 million; 2025 - $12.6 million; 2026 - $12.6 million; 2027 - $12.6 million; and 2028 - $10.1 million.

11.
Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	March 31, 2023
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	$300.0	$(2.0)	$298.0
3.100% Senior notes due March 2030	300.0	(2.8)	297.2
	$600.0	$(4.8)	$595.2

Other short-term debt			$2.1

	December 31, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	300.0	(2.1)	297.9
3.100% Senior notes due March 2030	300.0	(2.9)	297.1
	$600.0	$(5.0)	$595.0

Other short-term debt			$9.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At March 31, 2023, outstanding letters of credit of $10.8 million reduced available capacity under the Revolving Credit Facility to $1.09 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2023, the interest spread on the Revolving Credit Facility was 112.5 basis points.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2023.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of March 31, 2023, €2.0 million ($2.1 million) of notes remained outstanding with a weighted average interest rate of 1.0%.

In March 2022, the Company entered into a 100.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no amounts outstanding on the uncommitted line of credit as of March 31, 2023. There was 12.6 million Chinese renminbi ($1.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 3.6% at March 31, 2023.

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no amounts outstanding on the uncommitted line of credit as of March 31, 2023. There was 54.0 million Chinese renminbi ($7.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 4.2% at March 31, 2023.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At March 31, 2023, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $295 million ($285 million at December 31, 2022) and $264 million ($254 million at December 31, 2022), respectively. See Note 17 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$58.8	$65.7
Warranty provisions	14.9	11.1
Settlements made	(12.4)	(13.6)
Changes in liability for pre-existing warranties, net	(0.7)	(1.6)
Disposition of business	(0.5)	—
Acquisition of business	0.2	—
Balance at end of period	$60.3	$61.6

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

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2023 the Company guaranteed an aggregate of $718.0 million in indebtedness of customers. At March 31, 2023, the Company estimated that its maximum loss exposure under these contracts was $119.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2023 the Company guaranteed to support an aggregate of $120.0 million of customer equipment value. At March 31, 2023, the Company estimated that its maximum loss exposure under these contracts was $12.8 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$12.2	$12.1
Provision for new credit guarantees	0.8	1.0
Changes for pre-existing guarantees, net	—	(2.5)
Amortization of previous guarantees	(0.8)	(0.5)
Balance at end of period	$12.2	$10.1

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$6.3	$4.0
Provision for new credit guarantees	0.5	0.6
Changes in allowance for pre-existing guarantees, net	(0.7)	5.0
Foreign currency translation	0.1	0.1
Balance at end of period	$6.2	$9.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.
Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At March 31, 2023 and December 31, 2022, the estimated net liabilities for product and general liability claims totaled $41.9 million and $41.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.06 billion and $2.04 billion at March 31, 2023 and December 31, 2022, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $13.5 million and $18.8 million at March 31, 2023 and December 31, 2022, respectively.

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

15.
Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 173,169 shares of Common Stock under this authorization during the three months ended March 31, 2023 at a cost of $15.2 million. The Company repurchased 751,309 shares of Common Stock under the then-existing authorization during the three months ended March 31, 2022 at a cost of $85.0 million. As of March 31, 2023, the Company had remaining authority to repurchase 11,377,508 shares of Common Stock.

16.
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	10.4	0.2	10.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	1.0	(2.2)	(1.6)
Net current period other comprehensive income (loss)	(0.4)	11.4	(2.0)	9.0
Balance at end of period	$30.7	$(120.2)	$6.2	$(83.3)

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

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended March 31,
		2023	2022
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.1	$0.2
Actuarial losses	Miscellaneous, net	(0.6)	0.3
Total before tax		(0.5)	0.5
Tax expense (benefit)		0.1	(0.1)
Net of tax		$(0.4)	$0.4

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
SERP plan assets (a)	$13.9	$—	$—	$13.9
Investment in equity securities (b)	3.1	—	—	3.1
Foreign currency exchange derivatives (c)	—	9.6	—	9.6
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.9	$—	$0.9

December 31, 2022
Assets:
SERP plan assets (a)	$13.8	$—	$—	$13.8
Investment in equity securities (b)	3.8	—	—	3.8
Foreign currency exchange derivatives (c)	—	12.7	—	12.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.6	$—	$1.6
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
18.
Business Segment Information

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency and Commercial segment businesses. All information has been restated to conform to the new reporting segments. As a result, the Company is organized into three reportable segments based on the internal organization used by the Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s reportable segments are as follows:

Access: This segment consists of JLG, JerrDan and Hinowa. JLG designs and manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. JerrDan designs, manufactures and markets towing and recovery equipment in the U.S. and abroad. Hinowa specializes in manufacturing equipment for working at heights and moving earth, such as aerial platforms, mini dumpers and tracked lift trucks, as well as undercarriages. Access customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers.

Defense: This segment consists of Oshkosh Defense, Pratt Miller and snow removal vehicles for military and civilian airports. These business units design and manufacture tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world, delivery vehicles for the USPS, as well as offer engineering and product development services primarily to customers in the motorsports and multiple ground vehicle markets.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vocational: This segment includes Pierce, Airport Products, Maxi-Metal, Kewaunee, McNeilus, IMT and Oshkosh Commercial. The Pierce, Airport Products, Maxi-Metal, and Kewaunee business units design, manufacture and market commercial and custom fire apparatus, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad. McNeilus designs, manufactures, markets and distributes refuse collection vehicles and components. IMT is a designer and manufacturer of field service vehicles and truck-mounted cranes for niche markets. Oshkosh Commercial designs, manufactures, markets and distributes front discharge concrete mixer vehicles and components. Sales are made primarily to commercial and municipal customers in the Americas.

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

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2023			2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$602.0	$—	$602.0	$439.7	$—	$439.7
Telehandlers	341.4	—	341.4	229.7	—	229.7
Other	249.8	—	249.8	213.6	0.1	213.7
Total Access	1,193.2	—	1,193.2	883.0	0.1	883.1

Defense	512.8	0.3	513.1	535.2	0.4	535.6

Vocational
Fire apparatus	288.4	—	288.4	279.9	—	279.9
Refuse collection	141.9	—	141.9	129.3	—	129.3
Other	131.7	0.7	132.4	118.3	1.8	120.1
Total Vocational	562.0	0.7	562.7	527.5	1.8	529.3
Corporate and intersegment eliminations	0.1	(1.0)	(0.9)	—	(2.3)	(2.3)
Consolidated	$2,268.1	$—	$2,268.1	$1,945.7	$—	$1,945.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating income (loss):
Access	$135.0	$5.7
Defense	1.7	19.4
Vocational	28.1	41.0
Corporate	(34.0)	(34.3)
Consolidated	130.8	31.8
Interest expense, net of interest income	(7.2)	(11.6)
Miscellaneous other income	5.8	1.1
Income before income taxes and losses of unconsolidated affiliates	$129.4	$21.3

	March 31, 2023	December 31, 2022
Identifiable assets:
Access:
U.S.	$2,712.8	$2,493.0
Europe, Africa and Middle East	691.6	562.2
Rest of the World	430.8	428.4
Total Access	3,835.2	3,483.6
Defense:
U.S.	2,077.0	2,060.0
Rest of the World	6.8	6.9
Total Defense	2,083.8	2,066.9
Vocational:
U.S.	1,102.0	1,063.4
Rest of the World	36.5	64.6
Total Vocational	1,138.5	1,128.0
Corporate - U.S. (a)	858.9	1,050.5
Consolidated	$7,916.4	$7,729.0
(a)
Primarily includes cash and short-term investments and the Company’s global headquarters.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$948.6	$427.6	$553.4	$(0.9)	$1,928.7
Europe, Africa and Middle East	136.7	85.3	1.7	—	223.7
Rest of the World	107.9	0.2	7.6	—	115.7
Consolidated	$1,193.2	$513.1	$562.7	$(0.9)	$2,268.1

	Three Months Ended March 31, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$732.9	$524.3	$514.7	$(2.3)	$1,769.6
Europe, Africa and Middle East	81.0	11.0	0.9	—	92.9
Rest of the World	69.2	0.3	13.7	—	83.2
Consolidated	$883.1	$535.6	$529.3	$(2.3)	$1,945.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the extent of supply chain and logistics disruptions; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company’s ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the cyclical nature of the Company’s access equipment, fire apparatus and refuse collection markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; the impact of any U.S. Department of Defense (DoD) solicitation for competition for future contracts to produce military vehicles; the impacts of orders from the U.S. Postal Service (USPS); the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2023 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as carriers and wreckers. Access customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies.

Defense — tactical vehicles, trailers, weapons system integration and parts sold to the U.S. military and to other militaries around the world, delivery vehicles for the USPS, and snow removal vehicles for military and civilian airports.

Vocational — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, simulators, mobile command and control vehicles and other emergency vehicles primarily sold to fire departments, airports and other governmental units. Refuse collection vehicles sold to commercial and municipal waste haulers, front-discharge concrete mixers sold to ready-mix companies and field service vehicles and truck-mounted cranes sold to mining, construction and other companies.

Overview

The Company reported earnings per share of $1.34 in the first quarter of fiscal 2023, which significantly exceed earnings per share of $0.00 in the first quarter of fiscal 2022. The strong results in the first quarter of fiscal 2023 were led by double-digit revenue gains in the Access segment. The higher sales volume, along with improved price/cost dynamics led to higher consolidated operating income and operating income margin. Results for the first quarter of fiscal 2023 included an after-tax loss on the sale of the Company’s rear discharge mixer business of $11.0 million, or $0.17 per share, a charge for the impairment of an equity method investment associated with the rear discharge mixer business of $5.9 million, or $0.09 per share, after-tax restructuring charges of $2.8 million, or $0.04 per share, and an after-tax gain on a settlement of a claim with the Company’s pension advisor of $3.6 million, or $0.05 per share. Results for the first quarter of fiscal 2022 included a charge of $18.1 million, or $0.27 per share, associated with taxes on previous income as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities of the applicable jurisdiction.

Consolidated net sales in the first quarter of fiscal 2023 increased $322.4 million, or 16.6%, to $2.27 billion compared to the first quarter of fiscal 2022 due to improved supply chain dynamics and the realization of price increases implemented to offset the rise in costs over the last several years. While still off historical norms, supply chain conditions continue to improve, allowing the Company to increase its output to meet demand. During the first quarter of fiscal 2023, the Company also completed its acquisition of Hinowa, an Italian manufacture of compact crawler booms and tracked equipment for $186.9 million. The acquisition, which is part of the Access segment, contributed sales of $14.6 million in the first quarter of fiscal 2023.

Access segment orders exceeded $1.2 billion for the first quarter of fiscal 2023, reflecting ongoing strong demand for access equipment. Strong access equipment demand coupled with a $591 million order for Next Generation Delivery Vehicles (NGDV) from the USPS led to record backlog of $14.8 billion at March 31, 2023, of which approximately 42% is expected to be delivered in fiscal 2023. Although improved, supply chain challenges are expected to remain a significant constraint to production in fiscal 2023.

Consolidated operating income increased 311.3% to $130.8 million, or 5.8% of sales, in the first quarter of fiscal 2023 compared to $31.8 million, or 1.6% of sales, in the first quarter of fiscal 2022. Improved price/cost dynamics and increased volume were the primary contributors to the improvement in consolidated operating income. First quarter fiscal 2023 results also included a pre-tax loss of $13.3 million on the sale of the Company’s rear discharge mixer business. The Company will continue to be a distributor of parts for the buyer for a transition period of between nine and twelve months. The rear discharge mixer business, which was included in the Vocational segment, had sales of $25.9 million and $33.7 million in the first quarter of fiscal 2023 and 2022, respectively.

As a result of the positive start to fiscal 2023, the Company increased its fiscal 2023 earnings per share estimate from a range of $5.50 to a range of $5.75 on estimated operating income of $553 million and estimated consolidated sales of $8.65 billion. The revised earnings per share estimate includes a combined $0.25 per share charge related to the loss on the sale of the rear discharge mixer business, the impairment of an equity method investment, restructuring charges and the gain realized on the settlement of a claim. Excluding these net charges, the Company increased its fiscal 2023 adjusted earnings per share estimate to be in the range of $6.00.

The Company expects Access segment sales and operating margin in fiscal 2023 to be in the range of $4.4 billion and 11.5% compared to the Company’s previous expectation of $4.2 billion and 11.0%, respectively, largely as a result of stronger first quarter volume.

In February 2022, the U.S. Army released a request for proposal for the re-compete of the production contract for the Joint Light Tactical Vehicle (JLTV). The DoD conducted a competition for the follow-on production of the JLTV in which Oshkosh Defense participated. In February 2023, the DoD awarded the JLTV follow on contract to another company. On March 2023, the Company filed a protest regarding the award with the U.S. Government Accountability Office, although there is no assurance that the protest will be successful. The JLTV contract is expected to account for approximately $1 billion in sales for the Company in fiscal 2023. The Company can take orders under the current contract through the fourth quarter of fiscal 2023, with deliveries through fiscal 2024. The Company expects Defense segment sales in fiscal 2023 to be in the range of $2.1 billion, up modestly from the Company’s previous expectations. The Company now expects Defense segment operating margin to be approximately 3.25%, modestly lower than the Company’s previous expectation of approximately 4.0% due to the impacts of higher steel and other component inflation as well as costs associated with the JLTV follow-on protest.

The Company continues to expect Vocational segment fiscal 2023 sales to be approximately $2.2 billion. The Company expected Vocational segment fiscal 2023 operating income margin in the range of 7.3%, down from the previous expectation of 7.5% as the loss on the sale of the rear discharge mixer business is expected to only be partially offset by improved price/cost dynamics.

The Company’s estimates for corporate expenses for fiscal 2023 increased modestly to $180 million on expected higher incentive compensation costs.

The Company expects earnings per share in the second quarter of fiscal 2023 to be approximately $1.60 per share reflecting similar supply chain dynamics to those it experienced during the first quarter of fiscal 2023. Typical seasonality trends are not expected to apply in this period of very strong demand and supply chain constraints.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
Net sales	$2,268.1	$1,945.7	$322.4	16.6%
Cost of sales	1,934.3	1,741.9	192.4	11.0%
Gross income	333.8	203.8	130.0	63.8%
% of sales	14.7%	10.5%	420 bps
SG&A expenses	199.1	169.2	29.9	17.7%
Amortization	3.9	2.8	1.1	39.3%
Operating income	130.8	31.8	99.0	311.3%
% of sales	5.8%	1.6%

The following table presents net sales by geographic region based on product shipment destination (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
North America	$1,928.7	$1,769.6	$159.1	9.0%
Europe, Africa and Middle East	223.7	92.9	130.8	140.8%
Rest of the World	115.7	83.2	32.5	39.1%
	$2,268.1	$1,945.7	$322.4	16.6%

First Quarter Fiscal 2023 Compared to 2022

Consolidated net sales increased as a result of higher Access segment sales volume ($193 million) and higher pricing in response to higher input costs ($147 million).

The improvement in consolidated gross margin was due to improved pricing (520 basis points) offset by higher material & logistics costs (110 basis points).

The increase in consolidated selling, general and administrative expenses was due to a loss on the sale of the rear discharge mixer business ($13 million), higher incentive compensation costs ($10 million) and higher restructuring costs ($3 million).

The increase in consolidated operating income was primarily due to improved pricing ($147 million) and the impact of higher gross margin associated with higher sales volume ($39 million), offset in part by higher material & logistics costs ($26 million), higher incentive compensation costs ($16 million), higher production costs ($17 million), the loss on the sale of the rear discharge mixer business ($13 million), unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($5 million) and higher restructuring costs ($4 million).

The following table presents consolidated non-operating changes (in millions):

	First Quarter Fiscal
	2023	2022	Change
Interest expense, net of interest income	$(7.2)	$(11.6)	$4.4
Miscellaneous income (expense)	5.8	1.1	4.7

Provision for income taxes	34.2	20.8	13.4
Effective tax rate	26.4%	97.7%

Gains (losses) of unconsolidated affiliates	$(6.7)	$(0.7)	$(6.0)

First Quarter Fiscal 2023 Compared to 2022

Interest expense net of interest income decreased due to the benefit of higher interest rates on the Company’s cash holdings.

Other miscellaneous income (expense) primarily related to gains and losses on investments, foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Miscellaneous income in the first quarter of fiscal 2023 primarily related to a $4.7 million gain on the mediation settlement with the Company’s pension advisor.

The provision for income taxes for the first quarter of fiscal 2022 included a charge of $18.1 million related to taxes on income generated in prior periods as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities in the quarter.

Losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments. During the first quarter of fiscal 2023, the Company wrote down its investment in the Company equity interest in a commercial entity in Mexico by $5.9 million based on the estimated fair market value of the entity.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
Net sales	$1,193.2	$883.1	$310.1	35.1%
Cost of sales	988.4	819.1	169.3	20.7%
Gross income	204.8	64.0	140.8	220.0%
% of sales	17.2%	7.2%	1000 bps
SG&A expenses	68.8	58.2	10.6	18.2%
Amortization	1.0	0.1	0.9	900.0%
Operating income	135.0	5.7	129.3	2268.4%
% of sales	11.3%	0.6%

First Quarter Fiscal 2023 Compared to 2022

Access segment net sales increased as a result of improved sales volume in all regions ($193 million), higher pricing in response to higher input costs ($112 million) and the inclusion of sales from Hinowa ($15 million). Access segment sales in the first quarter of fiscal 2023 were unfavorably impacted by $10 million from changes in foreign currency exchange rates.

The improved gross margin in the Access segment was primarily due to improved pricing (730 basis points) and favorable product mix (120 basis points).

The increase in operating income in the Access segment was primarily due to improved pricing ($112 million) and the impact of higher gross margin associated with higher sales volume ($45 million), offset in part by higher incentive compensation ($8 million), increased operating expenses ($7 million) and higher material & logistics costs ($3 million).

Defense

The following table presents the Defense segment results (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
Net sales	$513.1	$535.6	$(22.5)	-4.2%
Cost of sales	474.8	483.1	(8.3)	-1.7%
Gross income	38.3	52.5	(14.2)	-27.0%
% of sales	7.5%	9.8%	-230 bps
SG&A expenses	35.0	31.5	3.5	11.1%
Amortization	1.6	1.6	—	0.0%
Operating income	1.7	19.4	(17.7)	-91.2%
% of sales	0.3%	3.6%

First Quarter Fiscal 2023 Compared to 2022

Defense segment net sales decreased due to lower Joint Light Tactical Vehicle (JLTV) program volume ($73 million) offset in part by higher Family of Medium Tactical Vehicle sales volume ($37 million).

The decrease in gross margin in the Defense segment was due to unfavorable cumulative catch-up adjustments on contracts (70 basis points), higher inventory reserves (70 basis points) and adverse product mix (60 basis points).

The decrease in operating income in the Defense segment was primarily a result of the unfavorable cumulative catch-up adjustments on contracts ($5 million), higher inventory reserves ($3 million), adverse product mix ($3 million), the impact of lower gross margin associated with lower sales volume ($3 million) and higher operating expenses ($2 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in the cumulative catch-up adjustments on contract margins that decreased Defense segment operating income by $13.4 million in the first quarter of fiscal 2023 primarily as a result of higher than anticipated material costs. Changes in estimates on contracts accounted for under the cost-to-cost method decreased Defense segment operating income by $8.2 million in the first quarter of fiscal 2022.

Vocational

The following table presents the Vocational segment results (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
Net sales	$562.7	$529.3	$33.4	6.3%
Cost of sales	469.5	439.2	30.3	6.9%
Gross income	93.2	90.1	3.1	3.4%
% of sales	16.6%	17.0%	-40 bps
SG&A expenses	63.8	48.0	15.8	32.9%
Amortization	1.3	1.1	0.2	18.2%
Operating income	28.1	41.0	(12.9)	-31.5%
% of sales	5.0%	7.7%

First Quarter Fiscal 2023 Compared to 2022

Vocational segment net sales increased due to higher pricing in response to higher input costs ($35 million).

The decrease in gross margin in the Vocational segment was primarily attributable to higher material & logistics costs (390 basis points) and higher new product development costs (60 basis points), offset in part by higher pricing (460 basis points).

The decrease in operating income in the Vocational segment was largely a result of the loss on the sale of the rear discharge concrete mixer business of $13.3 million. Higher pricing ($35 million) helped offset higher material & logistics costs ($22 million), higher new product development spending ($4 million) and adverse product mix ($3 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	First Quarter Fiscal
	2023	2022	Change	% Change
Net sales	$(0.9)	$(2.3)	$1.4	-60.9%
Cost of sales	1.6	0.5	1.1	220.0%
Gross income	(2.5)	(2.8)	0.3	-10.7%
Operating expenses	31.5	31.5	—	0.0%
Operating income	(34.0)	(34.3)	0.3	-0.9%

First Quarter Fiscal 2023 Compared to 2022

Corporate operating expenses decreased due to the timing of healthcare charges between Corporate and the segments ($3 million) and lower project spend ($3 million), offset in part by higher incentive compensation costs ($4 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2023, including $538.7 million of cash and cash equivalents and $1.09 billion of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at March 31, 2023 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. During the first quarter of fiscal 2023, the Company repurchased $15.2 million in shares of its Common Stock. As of March 31, 2023, the Company had approximately 11.4 million shares of Common Stock remaining under its repurchase authorization.

Financial Condition at March 31, 2023

The Company’s capitalization was as follows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$538.7	$805.9
Total debt	597.3	604.7
Total shareholders’ equity	3,247.2	3,185.7
Total capitalization (debt plus equity)	3,844.5	3,790.4
Debt to total capitalization	15.5%	16.0%

The Company’s ratio of debt to total capitalization of 15.5% at March 31, 2023 remained within its targeted range. The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At March 31, 2023, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 45 days at December 31, 2022 to 49 days at March 31, 2023. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2022 to 54 days at March 31, 2023 due to the timing of sales within the Access segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 4.1 times at both December 31, 2022 and March 31, 2023. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 67 days at March 31, 2023, up from 66 days at December 31, 2022.

Cash Flows

Operating Cash Flows

Operating activities generated $79.8 million of cash in the first three months of fiscal 2023 compared to $328.9 million during the first three months of fiscal 2022. Higher net income during the first three months of fiscal 2023 was offset by higher working capital as a result of lower customer advances and a decrease in days payable outstanding. The Company expects to generate approximately $650 million of cash flows from operations in fiscal 2023.

Investing Cash Flows

Investing activities used cash of $277.1 million in the first three months of fiscal 2023 compared to $40.1 million during the first three months of fiscal 2022. The Company used available cash to fund the acquisition of Hinowa S.p.A. for $187.9 million during the three months ended March 31, 2023. Through March 31, 2023, the Company utilized $111.5 million for capital expenditures. The Company anticipates that it will spend $350 million on capital expenditures in fiscal 2023. The expected increase in capital spending in fiscal 2023 compared to other recent fiscal years is primarily a result of investments in the NGDV facility in South Carolina as well as manufacturing capacity expansions in the Access and Vocational segments.

Financing Cash Flows

Financing activities used cash of $71.1 million in the first three months of fiscal 2023 compared to $337.9 million during the first three months of fiscal 2022. The decrease in cash utilized for financing activities was due to the repayment of the Company’s $225 million term loan in the first quarter of fiscal 2022 and a decrease in Common Stock repurchases under authorizations approved by the Company’s Board of Directors. In the first three months of fiscal 2023, the Company repurchased 173,169 shares of its Common Stock at an aggregate cost of $15.2 million. In the first three months of fiscal 2022, the Company repurchased 751,309 shares of its Common Stock at an aggregate cost of $85.0 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2023 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 11 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2023.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2022 have not materially changed since that report was filed.

New Accounting Standards

There are no significant impacts of new accounting standards on the Company’s Condensed Consolidated Financial Statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 21% of the Company’s net sales in the first three months of fiscal 2023. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2023 increased 16.9% to $14.8 billion compared to $12.7 billion at March 31, 2022. Access segment backlog increased 10.5% to $4.4 billion at March 31, 2023 compared to $4.0 billion at March 31, 2022. Demand for access equipment remains high as customer fleet utilization remains high and fleet ages remain elevated. Defense segment backlog increased 10.5% to $6.8 billion at March 31, 2023 compared to $6.2 billion at March 31, 2022 primarily due to a change in mix on the initial vehicle order from the USPS for the NGDV program. Vocational segment backlog increased 42.2% to $3.6 billion at March 31, 2023 compared to $2.6 billion at March 31, 2022 due to strong demand for fire apparatus coming out of the COVID-19 pandemic. Global supply chain challenges and the associated delays in production are also leading to higher backlogs in the Access and Vocational segments.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 58% of the Company’s March 31, 2023 backlog is not expected to be filled in fiscal 2023.

Non-GAAP Financial Measures

The Company is forecasting earnings per share excluding items that affect comparability. When the Company forecasts earnings per share, excluding items, this is considered a non-GAAP financial measure. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company’s operating performance to prior year results. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s results or forecasts prepared in accordance with GAAP. The table below presents a reconciliation of the Company’s presented non-GAAP measure to the most directly comparable GAAP measure:

Fiscal 2023 Expectations
Earnings per share-diluted (GAAP)	5.75
Loss on sale of a business, net of tax	0.17
Impairment of equity method investment	0.09
Pension advisor settlement, net of tax	(0.05)
Restructuring costs, net of tax	0.04
Adjusted earnings per share-diluted (non-GAAP)	6.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, which have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	79,953	$93.82	79,953	11,470,724
February 1 - February 28	—	$—	—	11,470,724
March 1 - March 31	93,216	$82.08	93,216	11,377,508
Total	173,169		173,169	11,377,508

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 173,169 shares of Common Stock under these authorizations during the three months ended March 31, 2023 at a cost of $15.2 million. As of March 31, 2023, the Company had remaining authority to repurchase 11,377,508 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2023.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 27, 2023.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 27, 2023.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 27, 2023.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 27, 2023	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

April 27, 2023	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 27, 2023	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)