Form 10-Q
period 2023-06-30
OSHKOSH CORP
filed 2023-08-01
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 25, 2023, 65,301,085 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,413.1	$2,066.0	$4,681.2	$4,011.7
Cost of sales	1,988.6	1,819.0	3,922.9	3,560.9
Gross income	424.5	247.0	758.3	450.8

Operating expenses:
Selling, general and administrative	185.4	167.9	384.5	337.1
Amortization of purchased intangibles	4.2	2.8	8.1	5.6
Total operating expenses	189.6	170.7	392.6	342.7
Operating income	234.9	76.3	365.7	108.1

Other income (expense):
Interest expense	(13.3)	(13.2)	(26.7)	(25.8)
Interest income	5.2	1.3	11.4	2.3
Miscellaneous, net	4.8	(15.1)	10.6	(14.0)
Income before income taxes and losses of unconsolidated affiliates	231.6	49.3	361.0	70.6
Provision for income taxes	56.3	15.4	90.5	36.2
Income before losses of unconsolidated affiliates	175.3	33.9	270.5	34.4
Losses of unconsolidated affiliates	(0.3)	(1.8)	(7.0)	(2.5)
Net income	$175.0	$32.1	$263.5	$31.9

Earnings per share:
Basic	$2.68	$0.49	$4.03	$0.48
Diluted	2.67	0.49	4.01	0.48

Cash dividends declared per share on Common Stock	$0.41	$0.37	$0.82	$0.74

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$175.0	$32.1	$263.5	$31.9
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(0.4)	0.4	(0.8)	0.8
Currency translation adjustments	3.5	(33.9)	14.9	(40.4)
Change in fair value of derivative instruments	(3.0)	4.4	(5.0)	5.2
Total other comprehensive income (loss), net of tax	0.1	(29.1)	9.1	(34.4)
Comprehensive income (loss)	$175.1	$3.0	$272.6	$(2.5)

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$355.5	$805.9
Receivables, net	1,367.2	1,162.0
Unbilled receivables, net	673.5	586.3
Inventories	1,900.2	1,865.6
Income taxes receivable	15.7	21.6
Other current assets	74.7	90.7
Total current assets	4,386.8	4,532.1
Property, plant and equipment, net	890.5	826.2
Goodwill	1,151.9	1,042.0
Purchased intangible assets, net	533.4	457.0
Deferred income taxes	198.3	134.8
Deferred contract costs	550.9	415.8
Other long-term assets	332.5	321.1
Total assets	$8,044.3	$7,729.0

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$—	$9.7
Accounts payable	1,067.6	1,129.0
Customer advances	628.7	696.7
Payroll-related obligations	165.0	119.5
Income taxes payable	149.1	100.3
Other current liabilities	407.6	373.4
Total current liabilities	2,418.0	2,428.6
Long-term debt, less current maturities	597.3	595.0
Long-term customer advances	1,101.8	1,020.5
Deferred income taxes	18.3	—
Other long-term liabilities	512.1	499.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	816.1	806.0
Retained earnings	3,524.9	3,315.0
Accumulated other comprehensive loss	(83.2)	(92.3)
Common Stock in treasury, at cost (9,803,380 and 9,629,317 shares, respectively)	(861.7)	(843.7)
Total shareholders’ equity	3,396.8	3,185.7
Total liabilities and shareholders’ equity	$8,044.3	$7,729.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2023	$0.7	$808.0	$3,376.7	$(83.3)	$(854.9)	$3,247.2
Net income	—	—	175.0	—	—	175.0
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	3.5	—	3.5
Derivative instruments, net of tax	—	—	—	(3.0)	—	(3.0)
Cash dividends ($0.41 per share)	—	—	(26.8)	—	—	(26.8)
Repurchases of Common Stock	—	—	—	—	(7.4)	(7.4)
Exercise of stock options	—	—	—	—	0.3	0.3
Stock-based compensation expense	—	8.8	—	—	—	8.8
Payment of stock-based restricted and performance shares	—	(0.9)	—	—	0.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	0.2	—	—	(0.2)	—
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2022	$0.7	$798.2	$3,213.8	$(133.9)	$(781.0)	$3,097.8
Net income	—	—	32.1	—	—	32.1
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	0.4	—	0.4
Currency translation adjustments	—	—	—	(33.9)	—	(33.9)
Derivative instruments, net of tax	—	—	—	4.4	—	4.4
Cash dividends ($0.37 per share)	—	—	(24.4)	—	—	(24.4)
Repurchases of Common Stock	—	—	—	—	(70.0)	(70.0)
Exercise of stock options	—	—	—	—	0.4	0.4
Stock-based compensation expense	—	6.7	—	—	—	6.7
Payment of stock-based restricted and performance shares	—	(2.3)	—	—	2.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.3)	(1.3)
Other	—	(0.1)	(0.1)	—	—	(0.2)
Balance at June 30, 2022	$0.7	$802.5	$3,221.4	$(163.0)	$(849.6)	$3,012.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	263.5	—	—	263.5
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	(0.8)	—	(0.8)
Currency translation adjustments	—	—	—	14.9	—	14.9
Derivative instruments, net of tax	—	—	—	(5.0)	—	(5.0)
Cash dividends ($0.82 per share)	—	—	(53.6)	—	—	(53.6)
Repurchases of Common Stock	—	—	—	—	(22.6)	(22.6)
Exercise of stock options	—	0.5	—	—	2.3	2.8
Stock-based compensation expense	—	15.6	—	—	—	15.6
Payment of stock-based restricted and performance shares	—	(5.6)	—	—	5.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.8)	(3.8)
Other	—	(0.4)	—	—	0.5	0.1
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2021	$0.7	$792.4	$3,238.5	$(128.6)	$(698.7)	$3,204.3
Net income	—	—	31.9	—	—	31.9
Employee pension and postretirement benefits, net of tax of $0.2	—	—	—	0.8	—	0.8
Currency translation adjustments	—	—	—	(40.4)	—	(40.4)
Derivative instruments, net of tax	—	—	—	5.2	—	5.2
Cash dividends ($0.74 per share)	—	—	(48.9)	—	—	(48.9)
Repurchases of Common Stock	—	—	—	—	(155.0)	(155.0)
Exercise of stock options	—	(0.2)	—	—	2.5	2.3
Stock-based compensation expense	—	13.5	—	—	—	13.5
Payment of stock-based restricted and performance shares	—	(2.8)	—	—	2.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.7)	(1.7)
Other	—	(0.4)	(0.1)	—	0.5	—
Balance at June 30, 2022	$0.7	$802.5	$3,221.4	$(163.0)	$(849.6)	$3,012.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$263.5	$31.9
Depreciation and amortization	64.3	53.3
Stock-based incentive compensation	15.6	13.5
Loss on sale of business, net of tax	11.0	—
Deferred income taxes	(75.6)	8.4
(Gain) loss on sale of assets	0.1	(1.7)
Unrealized (gain) loss on investments	(1.1)	11.2
Foreign currency transaction (gains) losses	(3.3)	2.4
Other non-cash adjustments	7.0	2.6
Changes in operating assets and liabilities	(328.1)	(144.5)
Net cash used in operating activities	(46.6)	(22.9)

Investing activities:
Additions to property, plant and equipment	(129.8)	(110.3)
Acquisition of business, net of cash acquired	(187.9)	(19.5)
Proceeds from sale of business, net of cash sold	22.5	—
Other investing activities	(0.2)	(9.4)
Net cash used in investing activities	(295.4)	(139.2)

Financing activities:
Proceeds from debt (original maturities greater than three months)	—	10.4
Repayments of debt (original maturities greater than three months)	(25.2)	(225.0)
Repurchases of Common Stock	(22.6)	(155.0)
Dividends paid	(53.6)	(48.9)
Other financing activities	(7.7)	(6.9)
Net cash used in financing activities	(109.1)	(425.4)
Effect of exchange rate changes on cash and cash equivalents	0.7	(10.8)
Decrease in cash and cash equivalents	(450.4)	(598.3)
Cash and cash equivalents at beginning of period	805.9	995.7
Cash and cash equivalents at end of period	$355.5	$397.4

Supplemental disclosures:
Cash paid for interest	$22.3	$23.2
Cash paid for income taxes	108.0	205.7
Cash received from income tax refunds	1.5	0.9
Cash paid for operating lease liabilities	27.2	24.3
Operating right-of-use assets obtained	17.2	3.3
Noncash additions to property, plant and equipment	53.2	20.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended December 31, 2022. The interim results are not necessarily indicative of results for any other interim period or for fiscal 2023. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and six months ended June 30, 2023.

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency and Commercial segment businesses. All information has been restated to conform to the new reporting segments.

On March 1, 2023, the Company completed the sale of its rear discharge concrete mixer business for $32.9 million. As the sale price was below the carrying value of the business, a pre-tax loss of $13.3 million was recognized during the first quarter of fiscal 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The rear discharge concrete mixer business, which was included in the Vocational segment, had sales of $54.2 million and $91.2 million for the three and six months ended June 30, 2022, respectively.

On January 31, 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacture of compact crawler booms and tracked equipment, for €171.8 million ($186.8 million), net of cash acquired. Hinowa is part of the Access segment. The purchase price included $187.9 million in cash less a receivable of $1.1 million for certain post-closing working capital adjustments.

The operating results of Hinowa have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Hinowa had sales of $23.2 million for the three months ended June 30, 2023 and $37.8 million from the acquisition date to June 30, 2023. Pro-forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Current assets, excluding cash of $13.7 million	$54.7
Property, plant and equipment	15.5
Goodwill	106.4
Purchased intangible assets	84.7
Other long-term assets	4.8
Total assets	266.1

Liabilities Assumed:
Current liabilities	48.3
Deferred income taxes	25.8
Long-term liabilities	5.2
Total liabilities	79.3

Net assets acquired	$186.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The valuation of intangible assets consists of $58.3 million of assets subject to amortization with an estimated eight-year average life and $26.4 million of assets with an indefinite life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $106.4 million recorded as goodwill, representing expected synergies, all of which was allocated to the Access segment. None of the goodwill is deductible for income tax purposes. The Company expensed $0.6 million of transaction costs related to the acquisition during the six months ended June 30, 2023.

2.
Revenue Recognition

In certain circumstances, the Company utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified.

There is significant judgment involved in estimating sales and costs, most notably within the Defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Company considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price.

Contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$0.1	$(18.2)	$(8.4)	$(23.6)
Operating income	(11.3)	(23.6)	(25.8)	(31.7)
Net income	(8.6)	(18.1)	(19.8)	(24.3)
Diluted earnings per share	$(0.13)	$(0.27)	$(0.30)	$(0.37)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as an asset. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract costs will be amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not record any impairment losses on contract fulfillment or customer-owned tooling costs in the six months ended June 30, 2023 or 2022.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Costs for anticipated contracts	$6.1	$6.8
Engineering costs	334.3	256.1
Factory setup costs	27.6	16.4
Customer-owned tooling	182.9	136.5
Deferred contract costs	$550.9	$415.8

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended June 30, 2023
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$1,315.3	$2.7	$481.7	$(0.8)	$1,798.9
Over time	13.0	495.4	105.8	—	614.2
	$1,328.3	$498.1	$587.5	$(0.8)	$2,413.1

	Three Months Ended June 30, 2022
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$965.4	$2.2	$439.1	$(2.2)	$1,404.5
Over time	11.7	537.1	112.7	—	661.5
	$977.1	$539.3	$551.8	$(2.2)	$2,066.0

	Six Months Ended June 30, 2023
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$2,495.8	$6.2	$928.9	$(1.7)	$3,429.2
Over time	25.7	1,005.0	221.3	—	1,252.0
	$2,521.5	$1,011.2	$1,150.2	$(1.7)	$4,681.2

	Six Months Ended June 30, 2022
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$1,835.3	$4.3	$876.0	$(4.5)	$2,711.1
Over time	24.9	1,070.6	205.1	—	1,300.6
	$1,860.2	$1,074.9	$1,081.1	$(4.5)	$4,011.7

See Note 18 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the six months ended June 30, 2023 or 2022.

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

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances recorded in “Interest expense” in the Condensed Consolidated Statements of Income were $6.0 million for the three months ended June 30, 2023 and 2022 and were $12.3 million and $11.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

	June 30,	December 31,
	2023	2022
Customer advances	$628.7	$696.7
Other current liabilities	89.6	77.4
Long-term customer advances	1,101.8	1,020.5
Other long-term liabilities	67.3	66.8
Total contract liabilities	$1,887.4	$1,861.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning liabilities recognized in revenue	$158.4	$196.5	$347.6	$314.8

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

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$76.1	$66.9
Deferred revenue for new service warranties	18.2	14.8
Amortization of deferred revenue	(13.0)	(10.6)
Foreign currency translation	0.1	(0.5)
Balance at end of period	$81.4	$70.6

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Other current liabilities	$27.6	$26.8
Other long-term liabilities	53.8	49.3
	$81.4	$76.1

Remaining Performance Obligations

As of June 30, 2023, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $9.92 billion, of which $1.39 billion is expected to be satisfied and recognized in revenue in the remaining six months of fiscal 2023, $2.74 billion is expected to be satisfied and recognized in revenue in fiscal 2024 and $5.79 billion is expected to be satisfied and recognized in revenue after fiscal 2024.

3.
Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2023, the Company had reserved 2,814,334 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-based liability awards, was $9.0 million ($7.6 million net of tax) and $6.2 million ($5.1 million net of tax) for the three months ended June 30, 2023 and 2022, respectively. Total stock-based compensation expense, including cash-based liability awards, was $15.8 million ($13.4 million net of tax) and $12.7 million ($10.6 million net of tax) for the six months ended June 30, 2023 and 2022, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.
Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$1.6	$2.6	$3.3	$5.2
Interest cost	4.2	4.2	8.3	8.5
Expected return on plan assets	(4.9)	(5.1)	(9.7)	(10.3)
Amortization of prior service cost (benefit)	0.5	0.6	1.0	1.1
Amortization of net actuarial loss (gain)	(0.6)	0.2	(1.2)	0.4
Expenses paid	0.3	0.8	0.5	1.6
Net periodic benefit cost	$1.1	$3.3	$2.2	$6.5

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$0.4	$0.5	$0.8	$1.1
Interest cost	0.6	0.4	1.1	0.7
Amortization of prior service cost (benefit)	(0.3)	(0.4)	(0.7)	(0.7)
Amortization of net actuarial loss (gain)	(0.1)	0.1	(0.1)	0.2
Net periodic benefit cost	$0.6	$0.6	$1.1	$1.3

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

5.
Income Taxes

The Company recorded income tax expense of $56.3 million, or 24.3% of pre-tax income, for the three months ended June 30, 2023, compared to $15.4 million, or 31.2% of pre-tax income, for the three months ended June 30, 2022. Results for the three months ended June 30, 2023 were unfavorably impacted by $1.2 million of net discrete tax items. Results for the three months ended June 30, 2022 were unfavorably impacted by $1.5 million of net discrete items.

The Company recorded income tax expense of $90.5 million, or 25.1% of pre-tax income, for the six months ended June 30, 2023, compared to $36.2 million, or 51.3% of pre-tax income, for the six months ended June 30, 2022. Results for the six months ended June 30, 2023 were unfavorably impacted by $4.2 million of net discrete tax items, including charges of $2.5 million related to a valuation allowance recorded with respect to unrealizable foreign tax credits and $1.7 million related to a valuation allowance recorded with respect to a deferred tax asset on marketable securities. Results for the six months ended June 30, 2022 were unfavorably impacted by $16.9 million of net discrete tax items, including a charge of $18.1 million related to taxes on previous income as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding tax authorities.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $92.5 million and $98.8 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, net unrecognized tax benefits, excluding interest and penalties, of $51.9 million would affect the Company’s net income if recognized.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2023 and 2022, the Company recognized expense of $0.9 million and $0.7 million, respectively, related to interest and penalties. At June 30, 2023, the Company had accruals for the payment of interest and penalties of $5.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.4 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

6.
Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	65,308,210	65,613,527	65,373,748	66,001,628
Dilutive stock options and other equity-based compensation awards	354,312	395,333	372,642	458,668
Diluted weighted-average common shares outstanding	65,662,522	66,008,860	65,746,390	66,460,296

Shares for stock-based compensation not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares for stock-based compensation	201,348	160,198	100,674	80,099

7.
Receivables

Receivables consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Trade receivables - U.S. government	$78.5	$135.3
Trade receivables - other	1,224.4	979.5
Finance receivables	7.9	7.3
Notes receivable	7.7	—
Other receivables	78.3	53.3
	1,396.8	1,175.4
Less allowance for doubtful accounts	(7.2)	(6.7)
	$1,389.6	$1,168.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Current receivables	$1,367.2	$1,162.0
Long-term receivables	22.4	6.7
	$1,389.6	$1,168.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.2	$6.9	$7.1	$0.4	$5.5	$5.9
Provision for doubtful accounts, net of recoveries	(0.1)	0.3	0.2	(0.1)	0.6	0.5
Charge-off of accounts	—	(0.1)	(0.1)	—	—	—
Allowance at end of period	$0.1	$7.1	$7.2	$0.3	$6.1	$6.4

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.1	$6.6	$6.7	$0.5	$3.7	$4.2
Provision for doubtful accounts, net of recoveries	—	0.6	0.6	(0.2)	2.4	2.2
Charge-off of accounts	—	(0.1)	(0.1)	—	—	—
Allowance at end of period	$0.1	$7.1	$7.2	$0.3	$6.1	$6.4

8.
Inventories

Inventories consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$1,100.2	$1,140.6
Partially finished products	404.3	383.1
Finished products	395.7	341.9
	$1,900.2	$1,865.6

9.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Land and land improvements	$82.6	$74.9
Buildings	456.1	441.6
Machinery and equipment	947.9	841.9
Software and related costs	211.9	201.5
Equipment on operating lease to others	9.3	10.2
Construction in progress	212.7	234.3
	1,920.5	1,804.4
Less accumulated depreciation	(1,030.0)	(978.2)
	$890.5	$826.2

Depreciation expense was $25.8 million and $21.3 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $49.1 million and $42.0 million for the six months ended June 30, 2023 and 2022, respectively. Capitalized interest was insignificant for all reported periods.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $7.9 million and $9.3 million at June 30, 2023 and December 31, 2022, respectively.

10.
Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The Company acquired Hinowa on January 31, 2023. See Note 1 of the Condensed Consolidated Financial Statements for additional information.

The following table presents changes in goodwill during the six months ended June 30, 2023 (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2022	$865.8	$44.4	$131.8	$1,042.0
Foreign currency translation	3.4	—	0.1	3.5
Acquisition	106.4	—	—	106.4
Net goodwill at June 30, 2023	$975.6	$44.4	$131.9	$1,151.9

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2023			December 31, 2022
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,907.7	$(932.1)	$975.6	$1,797.9	$(932.1)	$865.8
Defense	44.4	—	44.4	44.4	—	44.4
Vocational	301.3	(169.4)	131.9	303.5	(171.7)	131.8
	$2,253.4	$(1,101.5)	$1,151.9	$2,145.8	$(1,103.8)	$1,042.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(37.7)	$17.6
Technology-related	11.0	137.9	(103.6)	34.3
Customer relationships	12.4	603.0	(561.2)	41.8
Other	10.3	44.1	(17.6)	26.5
	13.8	840.3	(720.1)	120.2
Non-amortizable trade names		413.2	—	413.2
		$1,253.5	$(720.1)	$533.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(37.0)	$18.3
Technology-related	12.0	108.3	(104.4)	3.9
Customer relationships	12.6	576.6	(557.3)	19.3
Other	10.9	50.2	(22.1)	28.1
	14.2	790.4	(720.8)	69.6
Non-amortizable trade names		387.4	—	387.4
		$1,177.8	$(720.8)	$457.0

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2023 and each of the five years succeeding December 31, 2023 are as follows: 2023 (remaining six months) - $7.6 million; 2024 - $15.0 million; 2025 - $14.9 million; 2026 - $14.9 million; 2027 - $14.9 million; and 2028 - $12.4 million.

11.
Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	June 30, 2023
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	$300.0	$(1.9)	$298.1
3.100% Senior notes due March 2030	300.0	(2.7)	297.3
Other long-term debt	1.9	—	1.9
	$601.9	$(4.6)	$597.3

	December 31, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	300.0	(2.1)	297.9
3.100% Senior notes due March 2030	300.0	(2.9)	297.1
	$600.0	$(5.0)	$595.0

Other short-term debt			$9.7

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At June 30, 2023, outstanding letters of credit of $11.0 million reduced available capacity under the Revolving Credit Facility to $1.09 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2023, the interest spread on the Revolving Credit Facility was 112.5 basis points.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of June 30, 2023.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of June 30, 2023, €1.7 million ($1.9 million) of notes remained outstanding with a weighted average interest rate of 1.0%.

In March 2022, the Company entered into a 100.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no amounts outstanding on the uncommitted line of credit as of June 30, 2023. There was 12.6 million Chinese renminbi ($1.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 3.7% at June 30, 2023.

In September 2019, the Company entered into a 220.0 million Chinese renminbi uncommitted line of credit to provide short-term finance support to operations in China. There were no amounts outstanding on the uncommitted line of credit as of June 30, 2023. There was 54.0 million Chinese renminbi ($7.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 4.1% at June 30, 2023.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At June 30, 2023, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $288 million ($285 million at December 31, 2022) and $261 million ($254 million at December 31, 2022), respectively. See Note 17 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$58.8	$65.7
Warranty provisions	28.0	24.9
Settlements made	(24.3)	(29.8)
Changes in liability for pre-existing warranties, net	(1.9)	0.3
Disposition of business	(0.5)	(0.3)
Acquisition of business	0.2	0.2
Balance at end of period	$60.3	$61.0

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

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2023 the Company guaranteed an aggregate of $691.9 million in indebtedness of customers. At June 30, 2023, the Company estimated that its maximum loss exposure under these contracts was $115.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2023 the Company guaranteed to support an aggregate of $127.4 million of customer equipment value. At June 30, 2023, the Company estimated that its maximum loss exposure under these contracts was $20.5 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$12.2	$10.1	$12.2	$12.1
Provision for new credit guarantees	0.6	1.0	1.4	2.0
Changes for pre-existing guarantees, net	0.1	1.4	0.1	(1.1)
Amortization of previous guarantees	(0.7)	(0.3)	(1.5)	(0.8)
Foreign currency translation	(0.1)	(0.1)	(0.1)	(0.1)
Balance at end of period	$12.1	$12.1	$12.1	$12.1

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$6.2	$9.7	$6.3	$4.0
Provision for new credit guarantees	0.3	0.5	0.8	1.1
Changes for pre-existing guarantees, net	(0.4)	(3.2)	(1.1)	1.8
Foreign currency translation	(0.1)	(0.3)	—	(0.2)
Balance at end of period	$6.0	$6.7	$6.0	$6.7

14.
Contingencies, Significant Estimates and Concentrations

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 30, 2023 and December 31, 2022, the estimated net liabilities for product and general liability claims totaled $38.6 million and $41.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.08 billion and $2.04 billion at June 30, 2023 and December 31, 2022, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $13.7 million and $18.8 million at June 30, 2023 and December 31, 2022, respectively.

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

15.
Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 265,795 shares of Common Stock under this authorization during the six months ended June 30, 2023 at a cost of $22.6 million. The Company repurchased 1,508,467 shares of Common Stock under the current and then-existing authorization during the six months ended June 30, 2022 at a cost of $155.0 million. As of June 30, 2023, the Company had remaining authority to repurchase 11,284,882 shares of Common Stock.

16.
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended June 30, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$30.7	$(120.2)	$6.2	$(83.3)
Other comprehensive income (loss) before reclassifications	—	3.5	(0.1)	3.4
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(2.9)	(3.3)
Net current period other comprehensive income (loss)	(0.4)	3.5	(3.0)	0.1
Balance at end of period	$30.3	$(116.7)	$3.2	$(83.2)

	Three Months Ended June 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(25.2)	$(111.7)	$3.0	$(133.9)
Other comprehensive income (loss) before reclassifications	—	(33.9)	4.5	(29.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	(0.1)	0.3
Net current period other comprehensive income (loss)	0.4	(33.9)	4.4	(29.1)
Balance at end of period	$(24.8)	$(145.6)	$7.4	$(163.0)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	13.9	0.1	14.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)	1.0	(5.1)	(4.9)
Net current period other comprehensive income (loss)	(0.8)	14.9	(5.0)	9.1
Balance at end of period	$30.3	$(116.7)	$3.2	$(83.2)

	Six Months Ended June 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(25.6)	$(105.2)	$2.2	$(128.6)
Other comprehensive income (loss) before reclassifications	—	(40.4)	5.4	(35.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	—	(0.2)	0.6
Net current period other comprehensive income (loss)	0.8	(40.4)	5.2	(34.4)
Balance at end of period	$(24.8)	$(145.6)	$7.4	$(163.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.2	$0.2	$0.3	$0.4
Actuarial losses	Miscellaneous, net	(0.7)	0.3	(1.3)	0.6
Total before tax		(0.5)	0.5	(1.0)	1.0
Tax expense (benefit)		0.1	(0.1)	0.2	(0.2)
Net of tax		$(0.4)	$0.4	$(0.8)	$0.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair value of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	4.0	—	—	4.0
Foreign currency exchange derivatives (c)	—	4.7	—	4.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.8	$—	$0.8

December 31, 2022
Assets:
SERP plan assets (a)	$13.8	$—	$—	$13.8
Investment in equity securities (b)	3.8	—	—	3.8
Foreign currency exchange derivatives (c)	—	12.7	—	12.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.6	$—	$1.6
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

Defense: This segment consists of Oshkosh Defense and Pratt Miller. These business units design and manufacture tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world, delivery vehicles for the USPS, as well as offer engineering and product development services primarily to customers in the motorsports and multiple ground vehicle markets.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information concerning the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2023			2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$664.9	$—	$664.9	$451.5	$—	$451.5
Telehandlers	390.8	—	390.8	309.8	—	309.8
Other	272.6	—	272.6	215.7	0.1	215.8
Total Access	1,328.3	—	1,328.3	977.0	0.1	977.1

Defense	497.8	0.3	498.1	538.9	0.4	539.3

Vocational
Fire apparatus	296.5	—	296.5	268.3	—	268.3
Refuse collection	157.9	—	157.9	143.4	—	143.4
Other	132.5	0.6	133.1	138.4	1.7	140.1
Total Vocational	586.9	0.6	587.5	550.1	1.7	551.8
Corporate and intersegment eliminations	0.1	(0.9)	(0.8)	—	(2.2)	(2.2)
Consolidated	$2,413.1	$—	$2,413.1	$2,066.0	$—	$2,066.0

	Six Months Ended June 30,
	2023			2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$1,266.9	$—	$1,266.9	$891.2	$—	$891.2
Telehandlers	732.2	—	732.2	539.5	—	539.5
Other	522.4	—	522.4	429.3	0.2	429.5
Total Access	2,521.5	—	2,521.5	1,860.0	0.2	1,860.2

Defense	1,010.6	0.6	1,011.2	1,074.1	0.8	1,074.9

Vocational
Fire apparatus	584.9	—	584.9	548.2	—	548.2
Refuse collection	299.8	—	299.8	272.7	—	272.7
Other	264.2	1.3	265.5	256.7	3.5	260.2
Total Vocational	1,148.9	1.3	1,150.2	1,077.6	3.5	1,081.1
Corporate and intersegment eliminations	0.2	(1.9)	(1.7)	—	(4.5)	(4.5)
Consolidated	$4,681.2	$—	$4,681.2	$4,011.7	$—	$4,011.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss):
Access	$211.7	$72.7	$346.7	$78.4
Defense	6.3	3.8	8.0	23.2
Vocational (a)	60.5	39.8	88.6	80.8
Corporate	(43.6)	(40.0)	(77.6)	(74.3)
Consolidated	234.9	76.3	365.7	108.1
Interest expense, net of interest income	(8.1)	(11.9)	(15.3)	(23.5)
Miscellaneous other income	4.8	(15.1)	10.6	(14.0)
Income before income taxes and losses of unconsolidated affiliates	$231.6	$49.3	$361.0	$70.6
(a)
Results for the six months ended June 30, 2023 include a charge of $13.3 million on the sale of the rear discharge mixer business.

	June 30, 2023	December 31, 2022
Identifiable assets:
Access:
U.S.	$2,686.3	$2,493.0
Europe, Africa and Middle East	687.1	562.2
Rest of the World	490.0	428.4
Total Access	3,863.4	3,483.6
Defense:
U.S.	2,247.2	2,060.0
Rest of the World	6.6	6.9
Total Defense	2,253.8	2,066.9
Vocational:
U.S.	1,168.3	1,063.4
Rest of the World	37.2	64.6
Total Vocational	1,205.5	1,128.0
Corporate - U.S. (a)	721.6	1,050.5
Consolidated	$8,044.3	$7,729.0
(a)
Primarily includes cash and short-term investments and the Company’s global headquarters.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,051.9	$425.7	$579.0	$(0.8)	$2,055.8
Europe, Africa and Middle East	154.2	72.1	5.0	—	231.3
Rest of the World	122.2	0.3	3.5	—	126.0
Consolidated	$1,328.3	$498.1	$587.5	$(0.8)	$2,413.1

	Three Months Ended June 30, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$841.8	$521.5	$534.9	$(2.2)	$1,896.0
Europe, Africa and Middle East	67.1	17.4	6.6	—	91.1
Rest of the World	68.2	0.4	10.3	—	78.9
Consolidated	$977.1	$539.3	$551.8	$(2.2)	$2,066.0

	Six Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$2,000.5	$853.3	$1,132.4	$(1.7)	$3,984.5
Europe, Africa and Middle East	290.9	157.4	6.7	—	455.0
Rest of the World	230.1	0.5	11.1	—	241.7
Consolidated	$2,521.5	$1,011.2	$1,150.2	$(1.7)	$4,681.2

	Six Months Ended June 30, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,574.7	$1,045.8	$1,049.6	$(4.5)	$3,665.6
Europe, Africa and Middle East	148.1	28.4	7.5	—	184.0
Rest of the World	137.4	0.7	24.0	—	162.1
Consolidated	$1,860.2	$1,074.9	$1,081.1	$(4.5)	$4,011.7

19.
Subsequent Event

On August 1, 2023, the Company acquired 100% of the AeroTech business (AeroTech) from JBT Corporation. AeroTech is a leading provider of aviation ground support products, gate equipment and airport services to commercial airlines, airports, air-freight carriers, ground handling and military customers, for $800 million, subject to customary adjustments. AeroTech will be part of the Vocational segment. Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the business combination is incomplete. As a result, the Company is unable to disclose certain information including the provisional fair value estimates of the identifiable net assets acquired and goodwill at this time. The Company will provide a preliminary purchase price allocation with its third quarter Quarterly Report on Form 10-Q.

On July 24, 2023, the Company completed the sale of its 49% interest in the Mezcladoras Trailers de Mexico, S.A. de C.V. (Mezcladoras) joint venture for $2.9 million. A loss of approximately $1.9 million on the sale will be recognized during the third quarter of fiscal 2023, primarily to eliminate the cumulative translation adjustments related to Mezcladoras upon liquidation of the investment.

On July 24, 2023, the Company completed the sale of its snow removal business for $17.1 million. The Company expects to recognize a gain on the transaction in the third quarter of fiscal 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the extent of supply chain and logistics disruptions; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the cyclical nature of the Company’s access equipment, fire apparatus and refuse collection markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; the impact of orders from the U.S. Postal Service (USPS); the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Defense — tactical vehicles, trailers, weapons system integration and parts sold to the U.S. military and to other militaries around the world and delivery vehicles for the USPS.

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

Overview

The Company reported another quarter of very strong results in the second quarter of fiscal 2023 with significant growth in revenues, operating income and earnings per share compared to the second quarter of fiscal 2022. These results were notably higher than the Company’s previous expectations as a result of improved supply chain conditions and the benefit of actions implemented over the past several quarters to improve production resiliency in a constrained supply chain environment.

Consolidated net sales in the second quarter of fiscal 2023 increased $347.1 million, or 16.8%, to $2.41 billion compared to the second quarter of fiscal 2022 due to improved supply chain dynamics and the realization of price increases implemented to offset the rise in costs over the last several years. While still off of historical norms, supply chain conditions continued to improve, allowing the Company to increase its output to meet demand.

Consolidated operating income increased 207.9% to $234.9 million, or 9.7% of sales, in the second quarter of fiscal 2023 compared to $76.3 million, or 3.7% of sales, in the second quarter of fiscal 2022. Improved pricing, increased volume and improved mix were the primary contributors to the improvement in consolidated operating income.

Access segment orders exceeded $1.3 billion for the second quarter of fiscal 2023, reflecting strong demand for access equipment. The Company believes this demand is supported by strong non-residential construction metrics, infrastructure spending, mega projects and solid municipal budgets. Access equipment demand coupled with strong fire truck demand led to backlog of $15.0 billion at June 30, 2023, of which approximately 30% is expected to be delivered in fiscal 2023.

On August 1, 2023, the Company completed its acquisition of the AeroTech business (AeroTech) from JBT Corporation. AeroTech is a leading provider of aviation ground support products, gate equipment and airport services. AeroTech products serve approximately 75% of air travelers at U.S. airports and load approximately 70% of the world’s overnight express packages. AeroTech also operates a strong aftermarket parts and service business with recurring revenues comprising approximately 40% of total revenues on an annual basis. The Company believes AeroTech is poised to benefit from numerous secular tailwinds for air transportation, which is in the early stages of an investment cycle. Global passenger traffic is expected to grow in the high single digits over the next several years and infrastructure spending is expected to accelerate with legislation and aging infrastructure. AeroTech had sales of $576 million in fiscal 2022.

Over the past few quarters, the Company has reiterated that demand has been strong, but the Company’s financial results were limited by supply chain conditions. While the Company’s prior guidance assumed modest improvements during fiscal 2023, the Company noted that if supply chain conditions and production throughput improved at a faster pace, the Company could deliver meaningfully higher financial performance. This occurred in the second quarter of fiscal 2023 and the Company expects this to continue into the second half of fiscal 2023, yielding a substantially better outlook than its prior expectations. As a result, the Company increased its fiscal 2023 earnings per share estimate from a range of $5.75 to a range of $7.65 on estimated operating income of $725 million and estimated consolidated sales of $9.5 billion. The revised earnings per share estimate includes a combined $0.35 per share charge related to the loss on the sale of the rear discharge mixer business, the impairment of an equity method investment, restructuring charges, acquisition costs and a gain realized on the settlement of a claim. Excluding these net charges, the Company increased its fiscal 2023 adjusted earnings per share estimate to be in the range of $8.00.

The Company expects Access segment sales and operating margin in fiscal 2023 to be in the range of $4.9 billion and 14.0% compared to the Company’s previous expectation of $4.4 billion and 11.5%, respectively, largely as a result of improved production throughput.

The Company continues to expect Defense segment sales in fiscal 2023 to be in the range of $2.1 billion. The Company now expects Defense segment operating margin to be approximately 3.0%, modestly lower than the Company’s previous expectation of approximately 3.25% due to the impacts of higher steel and other component inflation. The Company expects FMTV and JLTV orders to drive improved results in the second half of fiscal 2023 as compared to the first half of fiscal 2023.

The Company expects Vocational segment fiscal 2023 sales to be approximately $2.5 billion, compared to the Company’s previous expectation of $2.2 billion due to the inclusion of an expected $300 million of sales of AeroTech following its acquisition. The Company expects Vocational segment fiscal 2023 operating income margin in the range of 6.3%, down from the previous expectation of 7.3%. The reduction in estimated operating income margin is a result of the expected initial purchase accounting related to the AeroTech acquisition.

The Company continues to expect corporate expenses for fiscal 2023 to be $180 million.

The Company expects earnings per share in the third quarter of fiscal 2023 to be approximately $2.07 per share reflecting similar supply chain dynamics to those it experienced during the second quarter of fiscal 2023, increased interest expense on the Company’s revolving line of credit facility associated with funding for the AeroTech acquisition, lower interest income as a result of lower cash balances, and lower miscellaneous income. Expected earnings in the third quarter of Fiscal 2023 include approximately $0.08 of acquisition costs related to the AeroTech acquisition.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$2,413.1	$2,066.0	$347.1	16.8%	$4,681.2	$4,011.7	$669.5	16.7%
Cost of sales	1,988.6	1,819.0	169.6	9.3%	3,922.9	3,560.9	362.0	10.2%
Gross income	424.5	247.0	177.5	71.9%	758.3	450.8	307.5	68.2%
% of sales	17.6%	12.0%	560 bps		16.2%	11.2%	500 bps
SG&A expenses	185.4	167.9	17.5	10.4%	384.5	337.1	47.4	14.1%
Amortization	4.2	2.8	1.4	50.0%	8.1	5.6	2.5	44.6%
Operating income	234.9	76.3	158.6	207.9%	365.7	108.1	257.6	238.3%
% of sales	9.7%	3.7%			7.8%	2.7%

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
North America	$2,055.8	$1,896.0	$159.8	8.4%	$3,984.5	$3,665.6	$318.9	8.7%
Europe, Africa and Middle East	231.3	91.1	140.2	153.9%	455.0	184.0	271.0	147.3%
Rest of the World	126.0	78.9	47.1	59.7%	241.7	162.1	79.6	49.1%
	$2,413.1	$2,066.0	$347.1	16.8%	$4,681.2	$4,011.7	$669.5	16.7%

Second Quarter Fiscal 2023 Compared to 2022

Consolidated net sales increased as a result of higher sales volume ($224 million), primarily in the Access segment, and higher pricing in response to higher input costs ($110 million).

The improvement in consolidated gross margin was due to improved pricing (360 basis points) and favorable product mix (150 basis points).

The increase in consolidated selling, general and administrative expenses was due to higher incentive compensation expense ($14 million) as a result of improved performance and higher stock-based compensation expense ($3 million).

The increase in consolidated operating income was primarily due to improved pricing ($110 million), the impact of higher gross margin associated with higher sales volume ($47 million) and improved sales mix ($41 million), offset in part by higher incentive compensation costs ($26 million).

First Six Months Fiscal 2023 Compared to 2022

Consolidated net sales increased as a result of higher Access segment sales volume ($455 million) and higher pricing in response to higher input costs ($258 million).

The improvement in consolidated gross margin was due to improved pricing (440 basis points) and improved product mix (130 basis points), offset by higher material & logistics costs (80 basis points).

The increase in consolidated selling, general and administrative expenses was due to higher incentive compensation expense ($25 million) as a result of improved performance, a loss on the sale of the rear discharge mixer business ($13 million), restructuring costs ($4 million) and higher stock-based compensation expense ($3 million).

The increase in consolidated operating income was primarily due to improved pricing ($258 million), the impact of higher gross margin associated with higher sales volume ($85 million) and improved sales mix ($60 million), offset in part by higher material & logistics costs ($44 million), higher incentive compensation costs ($42 million), the loss on the sale of the rear discharge mixer business ($13 million) and higher operating expenses ($10 million).

The following table presents consolidated non-operating changes (in millions):

	Second Quarter Fiscal			First Six Months Fiscal
	2023	2022	Change	2023	2022	Change
Interest expense, net of interest income	$(8.1)	$(11.9)	$3.8	$(15.3)	$(23.5)	$8.2
Miscellaneous income (expense)	4.8	(15.1)	19.9	10.6	(14.0)	24.6

Provision for income taxes	56.3	15.4	40.9	90.5	36.2	54.3
Effective tax rate	24.3%	31.2%		25.1%	51.3%

Losses of unconsolidated affiliates	$(0.3)	$(1.8)	$1.5	$(7.0)	$(2.5)	$(4.5)

Second Quarter Fiscal 2023 Compared to 2022

Interest expense net of interest income decreased due to the benefit of higher interest rates on the Company’s cash holdings.

Other miscellaneous income (expense) primarily related to gains and losses on investments, foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Results for the second quarter of fiscal 2022 included an unrealized loss of $11.2 million on an investment.

Losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments.

First Six Months Fiscal 2023 Compared to 2022

Interest expense net of interest income decreased due to the benefit of higher interest rates on the Company’s cash holdings.

Other miscellaneous income (expense) primarily related to gains and losses on investments, foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Miscellaneous income in the first six months of fiscal 2023 included a $4.7 million gain on a mediation settlement with the Company’s pension advisor. Miscellaneous expense in the first six months of fiscal 2022 include an unrealized loss of $8.6 million on an investment.

The provision for income taxes for the first six months of fiscal 2022 included a charge of $18.1 million related to taxes on income generated in prior periods as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities in the first quarter of fiscal 2022.

Losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments. During the first quarter of fiscal 2023, the Company wrote down its investment in an equity interest in a commercial entity in Mexico by $5.9 million based on the estimated fair market value of the entity.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$1,328.3	$977.1	$351.2	35.9%	$2,521.5	$1,860.2	$661.3	35.5%
Cost of sales	1,049.0	848.9	200.1	23.6%	2,037.4	1,668.0	369.4	22.1%
Gross income	279.3	128.2	151.1	117.9%	484.1	192.2	291.9	151.9%
% of sales	21.0%	13.1%	790 bps		19.2%	10.3%	890 bps
SG&A expenses	65.3	55.4	9.9	17.9%	134.1	113.6	20.5	18.0%
Amortization	2.3	0.1	2.2	2200.0%	3.3	0.2	3.1	1550.0%
Operating income	211.7	72.7	139.0	191.2%	346.7	78.4	268.3	342.2%
% of sales	15.9%	7.4%			13.7%	4.2%

Second Quarter Fiscal 2023 Compared to 2022

Access segment net sales increased as a result of improved sales volume in all regions ($262 million), higher pricing in response to higher input costs ($68 million) and the inclusion of sales from the Hinowa acquisition ($23 million).

The improved gross margin in the Access segment was primarily due to higher pricing (380 basis points), improved logistics costs (210 basis points) and favorable product mix (140 basis points).

The increase in operating income in the Access segment was primarily due to the impact of higher gross margin associated with higher sales volume ($72 million), improved pricing ($68 million) and favorable product mix ($18 million), offset in part by higher incentive compensation expense ($12 million).

First Six Months Fiscal 2023 Compared to 2022

Access segment net sales increased as a result of improved sales volume in all regions ($455 million), higher pricing in response to higher input costs ($180 million) and the inclusion of sales from the Hinowa acquisition ($38 million). Access segment sales in the first six months of fiscal 2023 were unfavorably impacted by $11 million from changes in foreign currency exchange rates compared to the first six months of fiscal 2022.

The improved gross margin in the Access segment was primarily due to higher pricing (540 basis points), improved material & logistics costs (200 basis points) and favorable product mix (130 basis points).

The increase in operating income in the Access segment was primarily due to improved pricing ($180 million), the impact of higher gross margin associated with higher sales volume ($116 million) and favorable product mix ($33 million), offset in part by higher incentive compensation ($20 million), higher manufacturing costs ($18 million) and increased operating expenses ($10 million).

Defense

The following table presents the Defense segment results (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$498.1	$539.3	$(41.2)	-7.6%	$1,011.2	$1,074.9	$(63.7)	-5.9%
Cost of sales	454.9	500.2	(45.3)	-9.1%	929.7	983.3	(53.6)	-5.5%
Gross income	43.2	39.1	4.1	10.5%	81.5	91.6	(10.1)	-11.0%
% of sales	8.7%	7.3%	140 bps		8.1%	8.5%	-40 bps
SG&A expenses	35.7	33.8	1.9	5.6%	70.7	65.3	5.4	8.3%
Amortization	1.2	1.5	(0.3)	-20.0%	2.8	3.1	(0.3)	-9.7%
Operating income	6.3	3.8	2.5	65.8%	8.0	23.2	(15.2)	-65.5%
% of sales	1.3%	0.7%			0.8%	2.2%

Second Quarter Fiscal 2023 Compared to 2022

Defense segment net sales decreased due to lower Joint Light Tactical Vehicle (JLTV) program volume ($117 million) offset in part by higher Family of Medium Tactical Vehicle sales volume ($44 million). In June 2023, the Company learned that its protest of the award of the JLTV follow on contract to another company was denied by the Government Accountability Office. The Company expects to continue to build JLTVs through the end of fiscal 2024 under the current contract. The JLTV program accounted for $238.8 million of sales in the second quarter of fiscal 2023.

The increase in gross margin in the Defense segment was due to lower unfavorable cumulative catch-up adjustments on contracts (170 basis points).

The increase in operating income in the Defense segment was primarily a result of the lower unfavorable cumulative catch-up adjustments on contracts ($12 million), offset in part by the impact of lower gross margin associated with lower sales volume ($6 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in the cumulative catch-up adjustments on contract margins that decreased Defense segment operating income by $11.3 million in the second quarter of fiscal 2023 primarily as a result of higher than anticipated material costs. Changes in estimates on contracts accounted for under the cost-to-cost method decreased Defense segment operating income by $23.0 million in the second quarter of fiscal 2022.

First Six Months Fiscal 2023 Compared to 2022

Defense segment net sales decreased due to lower JLTV program volume ($198 million) offset in part by higher Family of Medium Tactical Vehicle sales volume ($73 million). The JLTV program accounted for $505.0 million of sales in the first six months of fiscal 2023.

The decrease in gross margin in the Defense segment was due to higher inventory reserves (50 basis points).

The decrease in operating income in the Defense segment was primarily a result of the impact of lower gross margin associated with lower sales volume ($9 million), higher inventory reserves ($5 million) and higher operating expenses ($5 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$587.5	$551.8	$35.7	6.5%	$1,150.2	$1,081.1	$69.1	6.4%
Cost of sales	482.9	468.6	14.3	3.1%	952.4	907.8	44.6	4.9%
Gross income	104.6	83.2	21.4	25.7%	197.8	173.3	24.5	14.1%
% of sales	17.8%	15.1%	270 bps		17.2%	16.0%	120 bps
SG&A expenses	43.4	42.2	1.2	2.8%	107.2	90.2	17.0	18.8%
Amortization	0.7	1.2	(0.5)	-41.7%	2.0	2.3	(0.3)	-13.0%
Operating income	60.5	39.8	20.7	52.0%	88.6	80.8	7.8	9.7%
% of sales	10.3%	7.2%			7.7%	7.5%

Second Quarter Fiscal 2023 Compared to 2022

Vocational segment net sales increased due to higher pricing in response to higher input costs ($41 million) and improved sales volume ($21 million), offset in part by the impact of the sale of the rear discharge mixer business ($33 million).

The increase in gross margin in the Vocational segment was primarily attributable to higher pricing (540 basis points) and improved product mix (80 basis points), offset in part by higher material & logistics costs (370 basis points).

The increase in operating income in the Vocational segment was largely a result of higher pricing ($41 million) and improved product mix ($9 million), offset in part by higher material & logistics costs ($22 million) and higher incentive compensation ($5 million).

First Six Months Fiscal 2023 Compared to 2022

Vocational segment net sales increased due to higher pricing in response to higher input costs ($78 million).

The increase in gross margin in the Vocational segment was primarily attributable to higher pricing (510 basis points) and improved product mix (80 basis points), offset in part by higher material & logistics costs (480 basis points).

The increase in operating income in the Vocational segment was largely a result of higher pricing ($78 million), offset in part by higher material & logistics costs ($55 million) and the loss on the sale of the rear discharge concrete mixer business of $13.3 million.

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Second Quarter Fiscal				First Six Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$(0.8)	$(2.2)	$1.4	-63.6%	$(1.7)	$(4.5)	$2.8	-62.2%
Cost of sales	1.8	1.3	0.5	38.5%	3.4	1.8	1.6	88.9%
Gross income	(2.6)	(3.5)	0.9	-25.7%	(5.1)	(6.3)	1.2	-19.0%
Operating expenses	41.0	36.5	4.5	12.3%	72.5	68.0	4.5	6.6%
Operating income	(43.6)	(40.0)	(3.6)	9.0%	(77.6)	(74.3)	(3.3)	4.4%

Second Quarter Fiscal 2023 Compared to 2022

Corporate operating expenses increased due to higher incentive compensation costs ($8 million) offset in part by lower project spending ($4 million).

First Six Months Fiscal 2023 Compared to 2022

Corporate operating expenses increased due to higher incentive compensation costs ($12 million) offset in part by the lower project spending ($7 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2023, including $355.5 million of cash and cash equivalents and $1.09 billion of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). The Company used available cash and approximately $575 million of borrowings under the Revolving Credit Facility to fund its acquisition of AeroTech on August 1, 2023. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at June 30, 2023 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. During the first six months of fiscal 2023, the Company repurchased $22.6 million in shares of its Common Stock. As of June 30, 2023, the Company had approximately 11.3 million shares of Common Stock remaining under its repurchase authorization.

Financial Condition at June 30, 2023

The Company’s capitalization was as follows (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$355.5	$805.9
Total debt	597.3	604.7
Total shareholders’ equity	3,396.8	3,185.7
Total capitalization (debt plus equity)	3,994.1	3,790.4
Debt to total capitalization	15.0%	16.0%

The Company’s ratio of debt to total capitalization of 15.0% at June 30, 2023 remained within its targeted range. Subsequent to the acquisition of AeroTech, it is expected the debt to total capitalization ratio will increase to approximately 25% for a short period of time.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At June 30, 2023, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

The Company does not anticipate that the acquisition of AeroTech will have a negative impact on the Company's long-term credit ratings.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 45 days at December 31, 2022 to 48 days at June 30, 2023. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2022 to 53 days at June 30, 2023 due to the timing of sales within the Access segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) was 4.1 times at both December 31, 2022 and June 30, 2023. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 63 days at June 30, 2023, down from 66 days at December 31, 2022 due to invoice processing timing.

Cash Flows

Operating Cash Flows

Operating activities used $46.6 million of cash in the first six months of fiscal 2023 compared to $22.9 million during the first six months of fiscal 2022. Higher net income during the first six months of fiscal 2023 was offset by higher working capital as a result of lower customer advances and a decrease in days payable outstanding. The Company expects to generate approximately $550 million of cash flows from operations in fiscal 2023 as compared to its previous estimate of $650 million of cash flows from operations. The reduction in estimated cash flows from operations is a result of a combination of higher anticipated accounts receivables related to the higher sales levels and higher NGDV start-up investments.

Investing Cash Flows

Investing activities used cash of $295.4 million in the first six months of fiscal 2023 compared to $139.2 million during the first six months of fiscal 2022. The Company used available cash to fund the acquisition of Hinowa S.p.A. for $187.9 million during the first quarter of fiscal 2023. Through June 30, 2023, the Company utilized $129.8 million for capital expenditures. The Company anticipates that it will spend $350 million on capital expenditures in fiscal 2023. The expected increase in capital spending in fiscal 2023 compared to other recent fiscal years is primarily a result of investments in the NGDV facility in South Carolina as well as manufacturing capacity expansions in the Access and Vocational segments.

Financing Cash Flows

Financing activities used cash of $109.1 million in the first six months of fiscal 2023 compared to $425.4 million during the first six months of fiscal 2022. The decrease in cash utilized for financing activities was due to the repayment of the Company’s $225 million term loan in the second quarter of fiscal 2022 and a decrease in Common Stock repurchases under authorizations approved by the Company’s Board of Directors. In the first six months of fiscal 2023, the Company repurchased 265,795 shares of its Common Stock at an aggregate cost of $22.6 million. In the first six months of fiscal 2022, the Company repurchased 1,508,467 shares of its Common Stock at an aggregate cost of $155.0 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of June 30, 2023 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 11 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2023.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in the first six months of fiscal 2023. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2023 increased 14.9% to $15.0 billion compared to $13.0 billion at June 30, 2022. Access segment backlog increased 9.9% to $4.4 billion at June 30, 2023 compared to $4.0 billion at June 30, 2022. Demand for access equipment has remained high due to demand from customers to support mega projects, infrastructure spending, non-residential construction and aged fleets. Defense segment backlog increased 7.7% to $6.7 billion at June 30, 2023 compared to $6.3 billion at June 30, 2022 primarily due to a change in mix to a higher percentage of battery electric vehicles on the initial vehicle order from the USPS for the NGDV program. Vocational segment backlog increased 38.0% to $3.9 billion at June 30, 2023 compared to $2.8 billion at June 30, 2022 due to strong demand for fire apparatus coming out of the COVID-19 pandemic. Global supply chain challenges and the associated delays in production have also led to higher backlogs in the Access and Vocational segments.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 70% of the Company’s June 30, 2023 backlog is not expected to be filled in fiscal 2023.

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

Fiscal 2023 Expectations
Earnings per share-diluted (GAAP)	7.65
Loss on sale of a business, net of tax	0.17
Acquisition costs, net of tax	0.09
Impairment of equity method investment	0.09
Pension advisor settlement, net of tax	(0.05)
Restructuring costs, net of tax	0.05
Adjusted earnings per share-diluted (non-GAAP)	8.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	92,626	$79.38	92,626	11,284,882
May 1 - May 31	—	$—	—	11,284,882
June 1 - June 30	—	$—	—	11,284,882
Total	92,626		92,626	11,284,882

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 265,795 shares of Common Stock under these authorizations during the six months ended June 30, 2023 at a cost of $22.6 million. As of June 30, 2023, the Company had remaining authority to repurchase 11,284,882 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On July 28, 2023, the Human Resources Committee of the Board of Directors of Oshkosh Corporation approved a Severance Policy that applies to executives that the Committee designates as eligible and the Committee designated all of the Company’s named executive officers other than our Chief Executive Officer as eligible. If a designated executive’s employment is terminated without cause or a designated executive terminates their employment for good reason, then, provided the designated executive executes a release of claims, the designated executive will be entitled to receive severance compensation approximating one year’s salary and target bonus together with a pro rata bonus for the then current year and a COBRA subsidy.

(c) During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Stock and Asset Purchase Agreement, dated as of May 26, 2023, by and among the Company, John Bean Technologies Corporation, and JBT AeroTech Corporation.

10.2	Severance Agreement between Oshkosh Corporation and John P. Pfeifer dated April 2, 2021.*

10.3	Oshkosh Corporation Severance Policy (which currently applies to all of the Company’s executive officers other than Mr. Pfeifer as eligible).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2023.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2023.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2023.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2023.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

August 1, 2023	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

August 1, 2023	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 1, 2023	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)