Form 10-Q
period 2023-09-30
OSHKOSH CORP
filed 2023-10-26
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 19, 2023, 65,413,503 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,509.9	$2,066.7	$7,191.1	$6,078.4
Cost of sales	2,041.8	1,778.1	5,964.7	5,339.0
Gross income	468.1	288.6	1,226.4	739.4

Operating expenses:
Selling, general and administrative	201.6	166.3	586.1	503.4
Amortization of purchased intangibles	10.0	3.0	18.1	8.6
Intangible asset impairment charge	—	2.1	—	2.1
Total operating expenses	211.6	171.4	604.2	514.1
Operating income	256.5	117.2	622.2	225.3

Other income (expense):
Interest expense	(19.6)	(13.4)	(46.3)	(39.2)
Interest income	1.9	2.5	13.3	4.8
Miscellaneous, net	2.6	(6.8)	13.2	(20.8)
Income before income taxes and losses of unconsolidated affiliates	241.4	99.5	602.4	170.1
Provision for income taxes	55.3	32.2	145.8	68.4
Income before losses of unconsolidated affiliates	186.1	67.3	456.6	101.7
Losses of unconsolidated affiliates	(2.4)	(0.4)	(9.4)	(2.9)
Net income	$183.7	$66.9	$447.2	$98.8

Earnings per share:
Basic	$2.81	$1.02	$6.84	$1.50
Diluted	2.79	1.02	6.80	1.49

Cash dividends declared per share on Common Stock	$0.41	$0.37	$1.23	$1.11

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$183.7	$66.9	$447.2	$98.8
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(0.4)	0.4	(1.2)	1.2
Currency translation adjustments	(22.4)	(36.2)	(7.5)	(76.6)
Change in fair value of derivative instruments	(3.9)	5.8	(8.9)	11.0
Total other comprehensive income (loss), net of tax	(26.7)	(30.0)	(17.6)	(64.4)
Comprehensive income (loss)	$157.0	$36.9	$429.6	$34.4

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$106.1	$805.9
Receivables, net	1,550.2	1,162.0
Unbilled receivables, net	717.5	586.3
Inventories	2,020.6	1,865.6
Income taxes receivable	15.6	21.6
Other current assets	80.7	90.7
Total current assets	4,490.7	4,532.1
Property, plant and equipment, net	954.8	826.2
Goodwill	1,505.8	1,042.0
Purchased intangible assets, net	762.4	457.0
Deferred income taxes	195.1	134.8
Deferred contract costs	623.1	415.8
Other long-term assets	323.2	321.1
Total assets	$8,855.1	$7,729.0

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$505.0	$9.7
Accounts payable	1,092.2	1,129.0
Customer advances	664.0	696.7
Payroll-related obligations	214.2	119.5
Income taxes payable	178.3	100.3
Other current liabilities	436.5	373.4
Total current liabilities	3,090.2	2,428.6
Long-term debt, less current maturities	597.5	595.0
Long-term customer advances	1,088.7	1,020.5
Deferred income taxes	27.6	—
Other long-term liabilities	507.8	499.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	826.9	806.0
Retained earnings	3,681.9	3,315.0
Accumulated other comprehensive loss	(109.9)	(92.3)
Common Stock in treasury, at cost (9,719,772 and 9,629,317 shares, respectively)	(856.3)	(843.7)
Total shareholders’ equity	3,543.3	3,185.7
Total liabilities and shareholders’ equity	$8,855.1	$7,729.0

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8
Net income	—	—	183.7	—	—	183.7
Employee pension and postretirement benefits, net of tax benefit of $0.2	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	(22.4)	—	(22.4)
Derivative instruments, net of tax	—	—	—	(3.9)	—	(3.9)
Cash dividends ($0.41 per share)	—	—	(26.7)	—	—	(26.7)
Exercise of stock options	—	1.0	—	—	5.2	6.2
Stock-based compensation expense	—	10.1	—	—	—	10.1
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2023	$0.7	$826.9	$3,681.9	$(109.9)	$(856.3)	$3,543.3

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2022	$0.7	$802.5	$3,221.4	$(163.0)	$(849.6)	$3,012.0
Net income	—	—	66.9	—	—	66.9
Employee pension and postretirement benefits, net of tax expense of $0.1	—	—	—	0.4	—	0.4
Currency translation adjustments	—	—	—	(36.2)	—	(36.2)
Derivative instruments, net of tax	—	—	—	5.8	—	5.8
Cash dividends ($0.37 per share)	—	—	(24.2)	—	—	(24.2)
Exercise of stock options	—	(0.1)	—	—	0.6	0.5
Stock-based compensation expense	—	8.8	—	—	—	8.8
Other	—	(0.5)	—	—	0.4	(0.1)
Balance at September 30, 2022	$0.7	$810.7	$3,264.1	$(193.0)	$(848.6)	$3,033.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	447.2	—	—	447.2
Employee pension and postretirement benefits, net of tax benefit of $0.4	—	—	—	(1.2)	—	(1.2)
Currency translation adjustments	—	—	—	(7.5)	—	(7.5)
Derivative instruments, net of tax	—	—	—	(8.9)	—	(8.9)
Cash dividends ($1.23 per share)	—	—	(80.3)	—	—	(80.3)
Repurchases of Common Stock	—	—	—	—	(22.6)	(22.6)
Exercise of stock options	—	1.5	—	—	7.5	9.0
Stock-based compensation expense	—	25.7	—	—	—	25.7
Payment of stock-based restricted and performance shares	—	(5.9)	—	—	5.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.9)	(3.9)
Other	—	(0.4)	—	—	0.5	0.1
Balance at September 30, 2023	$0.7	$826.9	$3,681.9	$(109.9)	$(856.3)	$3,543.3

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2021	$0.7	$792.4	$3,238.5	$(128.6)	$(698.7)	$3,204.3
Net income	—	—	98.8	—	—	98.8
Employee pension and postretirement benefits, net of tax expense of $0.3	—	—	—	1.2	—	1.2
Currency translation adjustments	—	—	—	(76.6)	—	(76.6)
Derivative instruments, net of tax	—	—	—	11.0	—	11.0
Cash dividends ($1.11 per share)	—	—	(73.1)	—	—	(73.1)
Repurchases of Common Stock	—	—	—	—	(155.0)	(155.0)
Exercise of stock options	—	(0.3)	—	—	3.1	2.8
Stock-based compensation expense	—	22.3	—	—	—	22.3
Payment of stock-based restricted and performance shares	—	(2.8)	—	—	2.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(1.7)	(1.7)
Other	—	(0.9)	(0.1)	—	0.9	(0.1)
Balance at September 30, 2022	$0.7	$810.7	$3,264.1	$(193.0)	$(848.6)	$3,033.9

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$447.2	$98.8
Depreciation and amortization	104.6	80.2
Stock-based incentive compensation	25.7	22.3
(Gain) loss on sale of businesses, net	5.3	—
Deferred income taxes	(61.5)	24.5
(Gain) loss on sale of assets	0.5	(1.9)
Unrealized (gain) loss on investments	(1.4)	12.7
Foreign currency transaction (gains) losses	(4.6)	8.2
Intangible asset impairment charge	—	2.1
Other non-cash adjustments	9.5	3.0
Changes in operating assets and liabilities	(405.3)	(111.6)
Net cash provided by operating activities	120.0	138.3

Investing activities:
Additions to property, plant and equipment	(228.0)	(160.3)
Acquisition of businesses, net of cash acquired	(995.8)	(19.5)
Proceeds from sale of businesses, net of cash sold	32.6	—
Other investing activities	0.1	(11.1)
Net cash used in investing activities	(1,191.1)	(190.9)

Financing activities:
Proceeds from revolving credit facilities	1,008.5	10.4
Repayments of revolving credit facilities	(513.2)	—
Repayments of debt	(15.5)	(225.0)
Repurchases of Common Stock	(22.6)	(155.0)
Dividends paid	(80.3)	(73.1)
Other financing activities	(5.6)	(9.1)
Net cash provided by (used in) financing activities	371.3	(451.8)
Effect of exchange rate changes on cash and cash equivalents	—	(16.5)
Decrease in cash and cash equivalents	(699.8)	(520.9)
Cash and cash equivalents at beginning of period	805.9	995.7
Cash and cash equivalents at end of period	$106.1	$474.8

Supplemental disclosures:
Cash paid for interest	$36.7	$35.2
Cash paid for income taxes	125.4	207.5
Cash received from income tax refunds	2.8	1.3
Cash paid for operating lease liabilities	40.7	37.1
Operating right-of-use assets obtained	24.7	6.0
Noncash additions to property, plant and equipment	25.4	26.6

The accompanying notes are an integral part of these financial statements

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended December 31, 2022. The interim results are not necessarily indicative of results for any other interim period or for fiscal 2023. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2023.

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency and Commercial segment businesses. All information has been recast to conform to the new reporting segments.

2.
Acquisitions and Divestitures

Acquisition of AeroTech

On August 1, 2023, the Company acquired 100% of JBT AeroTech (AeroTech) from JBT Corporation for $803.3 million, net of cash acquired. AeroTech, a leading provider of aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military, is part of the Vocational segment. The purchase price included $808.0 million in cash, a receivable of $10.0 million for certain post-closing information technology integration costs, a payable of $1.5 million for required equity replacement awards and a payable of $3.8 million for certain post-closing working capital adjustments. The acquisition was funded with cash on hand and approximately $575 million of borrowings under the Company’s existing revolving credit facility. See Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt.

The results of AeroTech have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AeroTech had sales of $115.8 million from the acquisition date to September 30, 2023.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$9.3

Accounts receivable	79.1
Unbilled receivables	57.8
Inventory	150.1
Other current assets	4.4
Property, plant and equipment	30.6
Goodwill	363.4
Purchased intangible assets	241.4
Other long-term assets	10.5
Total assets, excluding cash and cash equivalents	$937.3

Liabilities Assumed:
Accounts payable	$66.2
Customer advances	24.8
Payroll-related obligations	13.5
Other current liabilities	22.6
Deferred income taxes	2.6
Long-term liabilities	4.3
Total liabilities	$134.0
Net assets acquired	$803.3

The preliminary valuation of intangible assets consists of $241.4 million of assets subject to amortization with an estimated average life of approximately seven years. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $363.4 million recorded as goodwill, all of which was allocated to the Vocational segment. The goodwill is primarily the result of expected synergies, including combining the highly engineered products of AeroTech with the Company's portfolio and technology ecosystem, new product innovations and operational synergies. The Company estimates that the majority of the goodwill is deductible for income tax purposes. Due to the timing of the acquisition and the nature of the net assets acquired, the purchase price allocations are preliminary at September 30, 2023 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies. The Company recorded $11.6 million and $12.9 million of transaction costs related to the acquisition during the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income.

Unaudited pro forma financial information

The following table presents the supplemental consolidated results of the Company for the three and nine months ended September 30, 2023 and 2022, on an unaudited pro-forma basis as if the acquisition of AeroTech had been completed on January 1, 2022 (in millions). The primary adjustments reflected in the unaudited pro-forma information related to (1) increase in interest expense for debt used to fund the acquisition and lower interest income due to less cash on hand available to be invested, (2) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and amortization of the inventory fair value step-up recorded as of the acquisition date, and (3) removal of transaction costs related to the acquisition from 2023 (and included in 2022). Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, debt pay down, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,548.8	$2,223.3	$7,535.6	$6,496.5
Net income	$186.3	$63.7	$436.8	$75.6

Acquisition of Hinowa

On January 31, 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacturer of compact crawler booms and tracked equipment, for €171.8 million ($186.8 million), net of cash acquired. Hinowa is part of the Access segment.

The results of Hinowa have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Hinowa had sales of $19.0 million for the three months ended September 30, 2023 and $56.8 million from the acquisition date to September 30, 2023. Pro-forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$13.7

Current assets, excluding cash and cash equivalents	54.7
Property, plant and equipment	15.5
Goodwill	106.4
Purchased intangible assets	84.7
Other long-term assets	4.8
Total assets, excluding cash and cash equivalents	266.1

Liabilities Assumed:
Current liabilities	48.3
Deferred income taxes	25.8
Long-term liabilities	5.2
Total liabilities	79.3
Net assets acquired	$186.8

Purchased intangible assets consist of $58.3 million of assets subject to amortization with a weighted average useful life of eight years and $26.4 million of assets with an indefinite life. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $106.4 million recorded as goodwill, representing expected synergies, all of which was allocated to the Access segment. None of the goodwill is deductible for income tax purposes. The Company recorded $0.6 million of transaction costs related to the acquisition during the nine months ended September 30, 2023, which are included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income.

Divestitures

On March 1, 2023, the Company completed the sale of its rear discharge concrete mixer business for $32.9 million. As the sale price was below the carrying value of the business, a pre-tax loss of $13.3 million was recognized during the first quarter of fiscal 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The rear discharge concrete mixer business, which was included in the Vocational segment, had sales of $40.6 million and $128.3 million for the three and nine months ended September 30, 2022, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 24, 2023, the Company completed the sale of its 49% interest in the Mezcladoras Trailers de Mexico, S.A. de C.V. (Mezcladoras) joint venture for $2.9 million. A loss of $1.9 million on the sale was recognized during the third quarter of fiscal 2023, primarily to eliminate the cumulative translation adjustments related to Mezcladoras upon liquidation of the investment.

On July 24, 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million. As the sale price was greater than the carrying value of the business, a pre-tax gain of $8.0 million was recognized during the third quarter of fiscal 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The snow removal apparatus business, which was included in the Defense segment, had sales of $4.5 million and $11.1 million for the three and nine months ended September 30, 2022, respectively.

3.
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

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2.2	$(13.2)	$(8.5)	$(29.7)
Operating income	2.5	(14.2)	(23.6)	(38.2)
Net income	1.9	(10.9)	(18.1)	(29.2)
Diluted earnings per share	$0.03	$(0.17)	$(0.28)	$(0.44)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as an asset. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract costs will be amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the nine months ended September 30, 2023 or 2022.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Costs for anticipated contracts	$6.4	$6.8
Engineering costs	386.6	256.1
Factory setup costs	29.4	16.4
Customer-owned tooling	200.7	136.5
Deferred contract costs	$623.1	$415.8

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended September 30, 2023
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$1,303.8	$4.2	$533.1	$(1.0)	$1,840.1
Over time	14.4	495.9	159.5	—	669.8
	$1,318.2	$500.1	$692.6	$(1.0)	$2,509.9

	Three Months Ended September 30, 2022
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$1,026.4	$4.3	$411.8	$(1.6)	$1,440.9
Over time	11.5	514.4	99.9	—	625.8
	$1,037.9	$518.7	$511.7	$(1.6)	$2,066.7

	Nine Months Ended September 30, 2023
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$3,799.6	$10.4	$1,462.0	$(2.7)	$5,269.3
Over time	40.1	1,500.9	380.8	—	1,921.8
	$3,839.7	$1,511.3	$1,842.8	$(2.7)	$7,191.1

	Nine Months Ended September 30, 2022
	Access	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$2,861.7	$8.6	$1,287.8	$(6.1)	$4,152.0
Over time	36.4	1,585.0	305.0	—	1,926.4
	$2,898.1	$1,593.6	$1,592.8	$(6.1)	$6,078.4

See Note 19 of the Notes to Condensed Consolidated Financial Statements for further disaggregated sales information.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. Contract assets and liabilities are determined on a net basis for each contract. The Company did not record any impairment losses on contract assets during the nine months ended September 30, 2023 or 2022.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s receivables balances.

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” in the Condensed Consolidated Statements of Income and were $5.9 million and $6.2 million for the three months ended September 30, 2023 and 2022, respectively, and were $18.2 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	September 30,	December 31,
	2023	2022
Customer advances	$664.0	$696.7
Other current liabilities	90.4	77.4
Long-term customer advances	1,088.7	1,020.5
Other long-term liabilities	69.0	66.8
Total contract liabilities	$1,912.1	$1,861.4

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning liabilities recognized in revenue	$130.9	$125.5	$478.5	$320.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Outstanding balances related to service-type warranties are included within contract liabilities. Revenue related to service-type warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized over the term of the service-type warranty period in proportion to the costs that are expected to be incurred. Changes in the Company’s service-type warranties were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$76.1	$66.9
Deferred revenue for new service warranties	27.7	21.6
Amortization of service warranty deferred revenue	(19.8)	(16.1)
Foreign currency translation	—	(0.9)
Balance at end of period	$84.0	$71.5

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Other current liabilities	$29.0	$26.8
Other long-term liabilities	55.0	49.3
	$84.0	$76.1

Remaining Performance Obligations

As of September 30, 2023, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $10.69 billion, of which $846.3 million is expected to be satisfied and recognized in revenue in the remaining three months of fiscal 2023, $2.89 billion is expected to be satisfied and recognized in revenue in fiscal 2024 and $6.95 billion is expected to be satisfied and recognized in revenue after fiscal 2024.
4.
Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). The 2017 Stock Plan replaced the 2009 Incentive Stock and Awards Plan (as amended, the “2009 Stock Plan”). While no new awards will be granted under the 2009 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2017 Stock Plan remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2023, the Company had reserved 2,779,780 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards, including awards issued prior to the effective date of the 2017 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-settled liability awards, was $10.7 million ($9.4 million net of tax) and $8.6 million ($7.2 million net of tax) for the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation expense, including cash-settled liability awards, was $26.5 million ($22.8 million net of tax) and $21.3 million ($17.8 million net of tax) for the nine months ended September 30, 2023 and 2022, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.
Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$1.7	$2.6	$5.0	$7.8
Interest cost	4.2	4.2	12.5	12.7
Expected return on plan assets	(4.8)	(5.1)	(14.5)	(15.4)
Amortization of prior service cost (benefit)	0.4	0.5	1.4	1.6
Amortization of net actuarial loss (gain)	(0.6)	0.3	(1.8)	0.7
Expenses paid	0.2	0.7	0.7	2.3
Net periodic benefit cost	$1.1	$3.2	$3.3	$9.7

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$1.3	$1.7
Interest cost	0.5	0.4	1.6	1.1
Amortization of prior service cost (benefit)	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of net actuarial loss (gain)	—	0.1	(0.1)	0.3
Net periodic benefit cost	$0.6	$0.7	$1.7	$2.0

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

6.
Income Taxes

The Company recorded income tax expense of $55.3 million, or 22.9% of pre-tax income, for the three months ended September 30, 2023, compared to $32.2 million, or 32.4% of pre-tax income, for the three months ended September 30, 2022. Results for the three months ended September 30, 2023 were impacted by $1.0 million of net discrete tax benefits. Results for the three months ended September 30, 2022 were impacted by $0.9 million of discrete tax charges. Income tax expense for the three months ended September 30, 2022 was elevated due to an anti-hybrid tax matter in a foreign jurisdiction that was resolved in the fourth quarter of fiscal 2022.

The Company recorded income tax expense of $145.8 million, or 24.2% of pre-tax income, for the nine months ended September 30, 2023, compared to $68.4 million, or 40.2% of pre-tax income, for the nine months ended September 30, 2022. Results for the nine months ended September 30, 2023 were impacted by $3.2 million of net discrete tax charges. Results for the nine months ended September 30, 2022 were impacted by $17.8 million of net discrete tax charges, including a charge of $18.1 million related to taxes on previous income as the Company revised its interpretation of certain foreign anti‐hybrid tax legislation based upon comments from the corresponding tax authorities. This matter also resulted in higher income taxes on income in fiscal 2022, which was not accounted for as a discrete item.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $91.8 million and $98.8 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, net unrecognized tax benefits, excluding interest and penalties, of $50.9 million would affect the Company’s net income if recognized.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During each of the nine months ended September 30, 2023 and 2022, the Company recognized expense of $1.8 million related to interest and penalties. At September 30, 2023, the Company had accruals for the payment of interest and penalties of $6.5 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

7.
Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted-average common shares outstanding	65,342,227	65,375,424	65,363,125	65,790,599
Dilutive stock options and other equity-based compensation awards	603,093	396,396	449,459	437,911
Diluted weighted-average common shares outstanding	65,945,320	65,771,820	65,812,584	66,228,510

Shares for stock-based compensation not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares for stock-based compensation	—	227,255	67,116	129,151

8.
Receivables

Receivables consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Trade receivables - U.S. government	$153.4	$135.3
Trade receivables - other	1,310.0	979.5
Finance receivables	8.8	7.3
Notes receivable	14.9	—
Other receivables	90.1	53.3
	1,577.2	1,175.4
Less allowance for doubtful accounts	(8.0)	(6.7)
	$1,569.2	$1,168.7

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Current receivables	$1,550.2	$1,162.0
Long-term receivables	19.0	6.7
	$1,569.2	$1,168.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.1	$7.1	$7.2	$0.3	$6.1	$6.4
Acquisition of Business	—	1.8	1.8	—	—	—
Provision for doubtful accounts, net of recoveries	0.1	(0.3)	(0.2)	(0.1)	0.8	0.7
Charge-off of accounts	—	(0.8)	(0.8)	(0.1)	(0.3)	(0.4)
Foreign currency translation	—	—	—	—	—	—
Allowance at end of period	$0.2	$7.8	$8.0	$0.1	$6.6	$6.7

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Finance Receivables	Trade and Other Receivables	Total	Finance Receivables	Trade and Other Receivables	Total
Allowance at beginning of period	$0.1	$6.6	$6.7	$0.5	$3.7	$4.2
Acquisition of Business	—	1.8	1.8	—	—	—
Provision for doubtful accounts, net of recoveries	0.1	0.3	0.4	(0.3)	3.2	2.9
Charge-off of accounts	—	(0.9)	(0.9)	(0.1)	(0.3)	(0.4)
Foreign currency translation	—	—	—	—	—	—
Allowance at end of period	$0.2	$7.8	$8.0	$0.1	$6.6	$6.7

9.
Inventories

Inventories consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$1,227.1	$1,140.6
Partially finished products	434.5	383.1
Finished products	359.0	341.9
	$2,020.6	$1,865.6

10.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Land and land improvements	$85.2	$74.9
Buildings	469.2	441.6
Machinery and equipment	979.3	841.9
Software and related costs	216.1	201.5
Equipment on operating lease to others	9.7	10.2
Construction in progress	257.1	234.3
	2,016.6	1,804.4
Less accumulated depreciation	(1,061.8)	(978.2)
	$954.8	$826.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense was $26.3 million and $21.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $75.4 million and $63.1 million for the nine months ended September 30, 2023 and 2022, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $8.2 million and $9.3 million at September 30, 2023 and December 31, 2022, respectively.

11.
Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

The Company acquired AeroTech on August 1, 2023 and Hinowa on January 31, 2023. See Note 2 of the Condensed Consolidated Financial Statements for additional information.

The following table presents changes in goodwill during the nine months ended September 30, 2023 (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2022	$865.8	$44.4	$131.8	$1,042.0
Foreign currency translation	(5.9)	—	(0.1)	(6.0)
Acquisitions	106.4	—	363.4	469.8
Net goodwill at September 30, 2023	$966.3	$44.4	$495.1	$1,505.8

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2023			December 31, 2022
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,898.4	$(932.1)	$966.3	$1,797.9	$(932.1)	$865.8
Defense	44.4	—	44.4	44.4	—	44.4
Vocational	664.5	(169.4)	495.1	303.5	(171.7)	131.8
	$2,607.3	$(1,101.5)	$1,505.8	$2,145.8	$(1,103.8)	$1,042.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	September 30, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Distribution network	39.2	$55.3	$(38.0)	$17.3
Technology-related	11.0	136.9	(104.7)	32.2
Customer relationships	12.4	602.0	(562.7)	39.3
Other	7.1	285.8	(24.5)	261.3
	12.2	1,080.0	(729.9)	350.1
Non-amortizable trade names		412.3	—	412.3
		$1,492.3	$(729.9)	$762.4

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

The estimated future amortization expense of purchased intangible assets for the remainder of fiscal 2023 and each of the five years succeeding December 31, 2023 are as follows: 2023 (remaining three months) - $12.8 million; 2024 - $51.9 million; 2025 - $51.9 million; 2026 - $51.9 million; 2027 - $51.9 million; and 2028 - $49.4 million.

12.
Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	September 30, 2023
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	$300.0	$(1.8)	$298.2
3.100% Senior notes due March 2030	300.0	(2.6)	297.4
Other long-term debt	1.9	—	1.9
	$601.9	$(4.4)	$597.5

Revolving credit facilities			$505.0

	December 31, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	300.0	(2.1)	297.9
3.100% Senior notes due March 2030	300.0	(2.9)	297.1
	$600.0	$(5.0)	$595.0

Revolving credit facilities			$9.7

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At September 30, 2023, borrowings under the Revolving Credit Facility of $505.0 million and outstanding letters of credit of $14.3 million reduced available capacity under the Revolving Credit Facility to $580.7 million.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2023, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 6.55%.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2023.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of September 30, 2023, €1.7 million ($1.9 million) of notes remained outstanding with a weighted average interest rate of 1.2%.

In March 2022, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 70.0 million Chinese renminbi. There were no amounts outstanding on the uncommitted line of credit as of September 30, 2023. There was 12.6 million Chinese renminbi ($1.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 3.6% at September 30, 2023.

In September 2019, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 426.0 million Chinese renminbi. There were no amounts outstanding on the uncommitted line of credit as of September 30, 2023. There was 54.0 million Chinese renminbi ($7.8 million) outstanding on the uncommitted line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 4.0% at September 30, 2023.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At September 30, 2023, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $286 million ($285 million at December 31, 2022) and $253 million ($254 million at December 31, 2022), respectively. The fair value of the revolving credit facilities approximated their carrying values at September 30, 2023 and December 31, 2022. See Note 18 of the Notes to Condensed Consolidated Financial Statements for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liability were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$58.8	$65.7
Warranty provisions	41.6	38.9
Settlements made	(37.3)	(43.9)
Changes in liability for pre-existing warranties, net	(1.4)	1.9
Foreign currency translation	(0.1)	(0.5)
Disposition of businesses	(0.5)	—
Acquisition of businesses	4.9	0.2
Balance at end of period	$66.0	$62.3

14.
Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2023 the Company guaranteed an aggregate of $671.1 million in indebtedness of customers. At September 30, 2023, the Company estimated that its maximum loss exposure under these contracts was $108.1 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2023 the Company guaranteed to support an aggregate of $122.4 million of customer equipment value. At September 30, 2023, the Company estimated that its maximum loss exposure under these contracts was $13.3 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$12.1	$12.1	$12.2	$12.1
Provision for new credit guarantees	0.8	0.4	2.2	2.4
Changes for pre-existing guarantees, net	0.2	(0.1)	0.3	(1.2)
Amortization of previous guarantees	(0.8)	(0.2)	(2.3)	(1.0)
Foreign currency translation	(0.1)	(0.2)	(0.2)	(0.3)
Balance at end of period	$12.2	$12.0	$12.2	$12.0

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$6.0	$6.7	$6.3	$4.0
Provision for new credit guarantees	0.4	0.2	1.2	1.3
Changes for pre-existing guarantees, net	(0.7)	(0.2)	(1.8)	1.6
Foreign currency translation	—	(0.2)	—	(0.4)
Balance at end of period	$5.7	$6.5	$5.7	$6.5

15.
Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim. A reserve is maintained for the estimated costs of such claims. At September 30, 2023 and December 31, 2022, the estimated net liabilities for product and general liability claims totaled $45.9 million and $41.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.42 billion and $2.04 billion at September 30, 2023 and December 31, 2022, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $16.6 million and $18.8 million at September 30, 2023 and December 31, 2022, respectively.

Other Matters - The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings, that arise in the ordinary course of business. Although the final results of such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

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

16.
Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 265,795 shares of Common Stock for $22.6 million under this authorization during the nine months ended September 30, 2023. The Company repurchased 1,508,467 shares of Common Stock for $155.0 million under the current and then-existing authorization during the nine months ended September 30, 2022. As of September 30, 2023, the Company had remaining authority to repurchase 11,284,882 shares of Common Stock.

17.
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended September 30, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$30.3	$(116.7)	$3.2	$(83.2)
Other comprehensive income (loss) before reclassifications	—	(24.3)	(0.9)	(25.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	1.9	(3.0)	(1.5)
Net current period other comprehensive income (loss)	(0.4)	(22.4)	(3.9)	(26.7)
Balance at end of period	$29.9	$(139.1)	$(0.7)	$(109.9)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24.8)	$(145.6)	$7.4	$(163.0)
Other comprehensive income (loss) before reclassifications	—	(40.8)	5.8	(35.0)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	4.6	—	5.0
Net current period other comprehensive income (loss)	0.4	(36.2)	5.8	(30.0)
Balance at end of period	$(24.4)	$(181.8)	$13.2	$(193.0)

	Nine Months Ended September 30, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	(10.4)	(0.8)	(11.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	2.9	(8.1)	(6.4)
Net current period other comprehensive income (loss)	(1.2)	(7.5)	(8.9)	(17.6)
Balance at end of period	$29.9	$(139.1)	$(0.7)	$(109.9)

	Nine Months Ended September 30, 2022
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(25.6)	$(105.2)	$2.2	$(128.6)
Other comprehensive income (loss) before reclassifications	—	(81.2)	11.2	(70.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	4.6	(0.2)	5.6
Net current period other comprehensive income (loss)	1.2	(76.6)	11.0	(64.4)
Balance at end of period	$(24.4)	$(181.8)	$13.2	$(193.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$—	$0.1	$0.3	$0.5
Actuarial losses	Miscellaneous, net	(0.6)	0.4	(1.9)	1.0
Total before tax		(0.6)	0.5	(1.6)	1.5
Tax (expense) benefit		0.2	(0.1)	0.4	(0.3)
Net of tax		$(0.4)	$0.4	$(1.2)	$1.2

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
SERP plan assets (a)	$13.2	$—	$—	$13.2
Investment in equity securities (b)	4.7	—	—	4.7
Foreign currency exchange derivatives (c)	—	2.6	—	2.6
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.9	$—	$1.9

December 31, 2022
Assets:
SERP plan assets (a)	$13.8	$—	$—	$13.8
Investment in equity securities (b)	3.8	—	—	3.8
Foreign currency exchange derivatives (c)	—	12.7	—	12.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.6	$—	$1.6
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.
Business Segment Information

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency and Commercial segment businesses. All information has been recast to conform to the new reporting segments. As a result, the Company is organized into three reportable segments based on the internal organization used by the Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s reportable segments are as follows:

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

Vocational: This segment includes Pierce, Airport Products, Maxi-Metal, McNeilus, AeroTech, IMT and Oshkosh Commercial. The Pierce, Airport Products and Maxi-Metal business units design, manufacture and market commercial and custom fire apparatus, simulators and emergency vehicles primarily for fire departments, airports and other governmental units, and broadcast vehicles for broadcasters and TV stations in the U.S. and abroad. McNeilus designs, manufactures, markets and distributes refuse collection vehicles and components. The AeroTech business unit designs, manufactures, markets and distributes aviation ground support products and gate equipment and provides airport services to commercial airlines, airports, air-freight carriers, ground handling customers and the military. IMT is a designer and manufacturer of field service vehicles and truck-mounted cranes for niche markets. Oshkosh Commercial designs, manufactures, markets and distributes front discharge concrete mixer vehicles and components. Sales are made primarily to commercial and municipal customers in the Americas.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, certain new product development costs, stock-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments and results of insignificant operations. Identifiable assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, certain property, plant and equipment, and certain other assets pertaining to corporate activities. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended September 30,
	2023			2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$654.3	$—	$654.3	$517.1	$—	$517.1
Telehandlers	393.8	—	393.8	316.0	—	316.0
Other	270.1	—	270.1	204.8	—	204.8
Total Access	1,318.2	—	1,318.2	1,037.9	—	1,037.9

Defense	499.5	0.6	500.1	518.5	0.2	518.7

Vocational
Fire apparatus	299.5	—	299.5	243.2	—	243.2
Refuse collection	149.2	—	149.2	122.7	—	122.7
Other	243.5	0.4	243.9	144.4	1.4	145.8
Total Vocational	692.2	0.4	692.6	510.3	1.4	511.7

Corporate and intersegment eliminations	—	(1.0)	(1.0)	—	(1.6)	(1.6)
Consolidated	$2,509.9	$—	$2,509.9	$2,066.7	$—	$2,066.7

	Nine Months Ended September 30,
	2023			2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$1,921.2	$—	$1,921.2	$1,408.3	$—	$1,408.3
Telehandlers	1,126.0	—	1,126.0	855.5	—	855.5
Other	792.5	—	792.5	634.1	0.2	634.3
Total Access	3,839.7	—	3,839.7	2,897.9	0.2	2,898.1

Defense	1,510.1	1.2	1,511.3	1,592.6	1.0	1,593.6

Vocational
Fire apparatus	884.4	—	884.4	791.4	—	791.4
Refuse collection	449.0	—	449.0	395.4	—	395.4
Other	507.9	1.5	509.4	401.1	4.9	406.0
Total Vocational	1,841.3	1.5	1,842.8	1,587.9	4.9	1,592.8

Corporate and intersegment eliminations	—	(2.7)	(2.7)	—	(6.1)	(6.1)
Consolidated	$7,191.1	$—	$7,191.1	$6,078.4	$—	$6,078.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss):
Access	$229.9	$118.8	$576.6	$197.2
Defense (a)	22.8	3.1	30.8	26.3
Vocational (b)	52.5	32.1	141.1	112.9
Corporate	(48.7)	(36.8)	(126.3)	(111.1)
Consolidated	256.5	117.2	622.2	225.3
Interest expense, net of interest income	(17.7)	(10.9)	(33.0)	(34.4)
Miscellaneous other income	2.6	(6.8)	13.2	(20.8)
Income before income taxes and losses of unconsolidated affiliates	$241.4	$99.5	$602.4	$170.1
(a)
Results for the three and nine months ended September 30, 2023 include a gain of $8.0 million on the sale of the snow removal apparatus business.
(b)
Results for the nine months ended September 30, 2023 include a charge of $13.3 million on the sale of the rear discharge mixer business.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,048.4	$426.6	$663.5	$(1.0)	$2,137.5
Europe, Africa and Middle East	160.0	73.3	16.3	—	249.6
Rest of the World	109.8	0.2	12.8	—	122.8
Consolidated	$1,318.2	$500.1	$692.6	$(1.0)	$2,509.9

	Three Months Ended September 30, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$866.6	$499.7	$504.9	$(1.6)	$1,869.6
Europe, Africa and Middle East	85.4	18.8	0.4	—	104.6
Rest of the World	85.9	0.2	6.4	—	92.5
Consolidated	$1,037.9	$518.7	$511.7	$(1.6)	$2,066.7

	Nine Months Ended September 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$3,048.9	$1,279.9	$1,795.9	$(2.7)	$6,122.0
Europe, Africa and Middle East	450.9	230.7	23.0	—	704.6
Rest of the World	339.9	0.7	23.9	—	364.5
Consolidated	$3,839.7	$1,511.3	$1,842.8	$(2.7)	$7,191.1

	Nine Months Ended September 30, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$2,441.3	$1,545.5	$1,554.5	$(6.1)	$5,535.2
Europe, Africa and Middle East	233.5	47.2	7.9	—	288.6
Rest of the World	223.3	0.9	30.4	—	254.6
Consolidated	$2,898.1	$1,593.6	$1,592.8	$(6.1)	$6,078.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2023 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Vocational — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, simulators, mobile command and control vehicles and other emergency vehicles primarily sold to fire departments, airports and other governmental units. Refuse collection vehicles sold to commercial and municipal waste haulers. Aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military. Front-discharge concrete mixers sold to ready-mix companies. Field service vehicles and truck-mounted cranes sold to mining, construction and other companies.

Overview

The Company reported strong results in the third quarter of fiscal 2023 with significant growth in net sales, operating income and earnings per share compared to the third quarter of fiscal 2022. The year over year improvement stemmed from strong demand for the Company's products, improved supply chain conditions and the benefit of actions implemented over the past several quarters to improve production resiliency in a constrained supply chain environment.

Consolidated net sales in the third quarter of fiscal 2023 increased $443.2 million, or 21.4%, to $2.51 billion compared to the third quarter of fiscal 2022 primarily due to the impact of higher gross margin associated with higher sales volume, inclusion of sales related to acquisitions and realization of price increases implemented to offset the rise in costs over the last several years. While still off of historical norms, supply chain conditions continued to improve, allowing the Company to increase its output to meet demand.

Consolidated operating income increased 118.9% to $256.5 million, or 10.2% of sales, in the third quarter of fiscal 2023 compared to $117.2 million, or 5.7% of sales, in the third quarter of fiscal 2022. Improved pricing, higher sales volume and improved mix were the primary contributors to the improvement in consolidated operating income.

On August 1, 2023, the Company completed its acquisition of the AeroTech business (AeroTech) from JBT Corporation. AeroTech is a leading provider of aviation ground support products, gate equipment and airport services. AeroTech products serve approximately 75% of air travelers at U.S. airports and load approximately 70% of the world’s overnight express packages. AeroTech also operates a strong aftermarket parts and service business with recurring revenues comprising approximately 40% of its historical total revenues on an annual basis. The Company believes AeroTech is poised to benefit from numerous secular tailwinds for air transportation, which is in the early stages of an investment cycle. Global passenger traffic is expected to grow in the high single digits over the next several years and infrastructure spending is expected to accelerate with legislation and aging infrastructure. AeroTech had sales of $576 million in JBT Corporation's fiscal year ended December 31, 2022 and contributed net sales of $115.8 million to the Company from the August 1, 2023 acquisition date to September 30, 2023.

The Company increased its fiscal 2023 earnings per share estimate from a range of $7.65 to a range of $8.75 on estimated operating income of $815 million and estimated consolidated sales of $9.65 billion. The revised earnings per share estimate includes a combined $0.75 per share charge related to amortization of purchased intangible assets, acquisition costs, net losses on the sale of businesses, amortization of inventory fair value step-up and restructuring, offset in part by a pension settlement, as well as related tax impacts. Excluding these net charges, the Company increased its fiscal 2023 adjusted earnings per share estimate to be in the range of $9.50.

The Company expects Access segment sales and operating income margin in fiscal 2023 to be in the range of $5.0 billion and 15.0% compared to the Company’s previous expectation of $4.9 billion and 14.0%, respectively, largely as a result of improved production throughput and improved mix.

The Company continues to expect Defense segment sales and operating income margin in fiscal 2023 to be in the range of $2.1 billion and 3.0%, respectively.

The Company continues to expect Vocational segment fiscal 2023 sales to be in the range of $2.5 billion. The Company expects Vocational segment fiscal 2023 operating income margin in the range of 7.5%, up from the previous expectation of 6.3% as a result of higher volumes and favorable price/cost dynamics.

The Company continues to expect corporate expenses for fiscal 2023 to be $180 million.

The guidance implies that fourth quarter of fiscal 2023 earnings per share will be in the range of $1.95, reflecting continued strong demand and similar supply chain dynamics to those the Company experienced during the second and third quarters of fiscal 2023, offset in part by increased amortization of purchased intangibles, increased interest expense on the Company’s revolving credit facility and fewer production days due to holiday timing.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$2,509.9	$2,066.7	$443.2	21.4%	$7,191.1	$6,078.4	$1,112.7	18.3%
Cost of sales	2,041.8	1,778.1	263.7	14.8%	5,964.7	5,339.0	625.7	11.7%
Gross income	468.1	288.6	179.5	62.2%	1,226.4	739.4	487.0	65.9%
% of sales	18.7%	14.0%	470 bps		17.1%	12.2%	490 bps
SG&A expenses	201.6	166.3	35.3	21.2%	586.1	503.4	82.7	16.4%
Amortization	10.0	3.0	7.0	233.3%	18.1	8.6	9.5	110.5%
Impairment charge	—	2.1	(2.1)	-100.0%	—	2.1	(2.1)	-100.0%
Operating income	256.5	117.2	139.3	118.9%	622.2	225.3	396.9	176.2%
% of sales	10.2%	5.7%			8.7%	3.7%

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
North America	$2,137.5	$1,869.6	$267.9	14.3%	$6,122.0	$5,535.2	$586.8	10.6%
Europe, Africa and Middle East	249.6	104.6	145.0	138.6%	704.6	288.6	416.0	144.1%
Rest of the World	122.8	92.5	30.3	32.8%	364.5	254.6	109.9	43.2%
	$2,509.9	$2,066.7	$443.2	21.4%	$7,191.1	$6,078.4	$1,112.7	18.3%

Third Quarter Fiscal 2023 Compared to 2022

Consolidated net sales increased as a result of higher sales volume ($228 million), the inclusion of sales related to the AeroTech and Hinowa acquisitions ($135 million) and higher pricing in response to higher input costs ($81 million).

The improvement in consolidated gross margin was primarily due to improved pricing (250 basis points) and favorable product mix (170 basis points).

The increase in consolidated selling, general and administrative expenses was due to higher incentive compensation expense ($18 million) as a result of improved performance as well as costs associated with the acquisition of AeroTech ($12 million).

Amortization of purchased intangible assets increased primarily due to the acquisition of AeroTech ($6 million).

The increase in consolidated operating income was primarily due to improved pricing ($81 million), the impact of higher gross margin associated with higher sales volume ($51 million) and improved sales mix ($38 million), offset in part by higher incentive compensation costs ($28 million).

First Nine Months Fiscal 2023 Compared to 2022

Consolidated net sales increased as a result of higher sales volume ($632 million), higher pricing in response to higher input costs ($340 million), the inclusion of sales from acquisitions ($187 million) and lower unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($21 million), offset in part by the impact of the divestiture of the rear-discharge mixer business ($60 million).

The improvement in consolidated gross margin was primarily due to improved pricing (370 basis points) and improved sales mix (160 basis points).

The increase in consolidated selling, general and administrative expenses was due to higher incentive compensation expense ($43 million) as a result of improved performance, costs associated with the acquisition of AeroTech ($13 million), increased information technology expenses ($9 million), net losses on the sale of businesses ($5 million), higher stock-based compensation expense ($5 million) and restructuring costs ($4 million).

Amortization of purchased intangible assets increased due to acquisitions.

The increase in consolidated operating income was primarily due to improved pricing ($340 million), the impact of higher gross margin associated with higher sales volume ($135 million) and improved sales mix ($95 million), offset in part by higher incentive compensation costs ($70 million), higher material & logistics costs ($48 million), higher operating expenses ($24 million), costs related to the acquisition of AeroTech ($13 million), increased amortization of purchased intangible assets ($10 million) and amortization of inventory fair value step-up ($6 million).

The following table presents consolidated non-operating changes (in millions):

	Third Quarter Fiscal			First Nine Months Fiscal
	2023	2022	Change	2023	2022	Change
Interest expense, net of interest income	$(17.7)	$(10.9)	$(6.8)	$(33.0)	$(34.4)	$1.4
Miscellaneous income (expense)	2.6	(6.8)	9.4	13.2	(20.8)	34.0

Provision for income taxes	55.3	32.2	23.1	145.8	68.4	77.4
Effective tax rate	22.9%	32.4%		24.2%	40.2%

Losses of unconsolidated affiliates	$(2.4)	$(0.4)	$(2.0)	$(9.4)	$(2.9)	$(6.5)

Third Quarter Fiscal 2023 Compared to 2022

Interest expense, net of interest income increased due to increased borrowings and lower cash holdings as a result of the AeroTech acquisition.

Miscellaneous income (expense) increased primarily due to foreign currency transaction gains for the third quarter of fiscal 2023 ($1 million) compared to foreign currency transaction losses for the third quarter of fiscal 2022 ($6 million).

The effective tax rate decreased as the provision for income taxes was elevated in the third quarter of fiscal 2022 due to a foreign anti-hybrid tax matter that was resolved in the fourth quarter of fiscal 2022.

First Nine Months Fiscal 2023 Compared to 2022

Interest expense net of interest income decreased due to the benefit of higher interest rates on the Company’s cash holdings prior to the acquisition of AeroTech. The cash holdings were reduced during the third quarter of fiscal 2023 in connection with the AeroTech acquisition.

Miscellaneous income (expense) in the first nine months of fiscal 2023 included foreign currency transaction gains ($5 million) and a gain on a mediation settlement with the Company’s pension advisor ($5 million). Miscellaneous income (expense) in the first nine months of fiscal 2022 included an unrealized loss on an investment ($10 million) and foreign currency transaction losses ($8 million).

The provision for income taxes for the first nine months of fiscal 2022 included a charge of $27 million as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities in the first quarter of fiscal 2022.

Losses of unconsolidated affiliates represented changes in the Company’s equity method investments. During the first quarter of fiscal 2023, the Company wrote down its investment in an equity interest in an entity in Mexico by $6 million based on the estimated fair market value of the entity. The Company completed the sale of its interest in the entity during the third quarter of fiscal 2023, resulting in an additional loss of $2 million, primarily to eliminate cumulative translation adjustments.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$1,318.2	$1,037.9	$280.3	27.0%	$3,839.7	$2,898.1	$941.6	32.5%
Cost of sales	1,014.8	863.0	151.8	17.6%	3,052.2	2,531.0	521.2	20.6%
Gross income	303.4	174.9	128.5	73.5%	787.5	367.1	420.4	114.5%
% of sales	23.0%	16.9%	610 bps		20.5%	12.7%	780 bps
SG&A expenses	71.6	56.0	15.6	27.9%	205.7	169.6	36.1	21.3%
Amortization	1.9	0.1	1.8	1800.0%	5.2	0.3	4.9	1633.3%
Operating income	229.9	118.8	111.1	93.5%	576.6	197.2	379.4	192.4%
% of sales	17.4%	11.4%			15.0%	6.8%

Third Quarter Fiscal 2023 Compared to 2022

Access segment net sales increased as a result of improved sales volume ($213 million), higher pricing in response to higher input costs ($41 million) and the inclusion of sales from the Hinowa acquisition ($19 million).

The improved gross margin in the Access segment was primarily due to higher pricing (230 basis points), improved logistics costs (210 basis points) and favorable product mix (110 basis points).

The increase in operating income in the Access segment was primarily due to the impact of higher gross margin associated with higher sales volume ($58 million), improved pricing ($41 million), improved logistics costs ($26 million) and favorable product mix ($18 million), offset in part by higher incentive compensation expense ($15 million), higher material costs ($11 million) and higher SG&A expenses ($10 million).

First Nine Months Fiscal 2023 Compared to 2022

Access segment net sales increased as a result of improved sales volume ($670 million), higher pricing in response to higher input costs ($222 million) and the inclusion of sales from the Hinowa acquisition ($57 million).

The improved gross margin in the Access segment was primarily due to higher pricing (430 basis points), lower material & logistics cost (180 basis points) and improved product mix (130 basis points).

The increase in operating income in the Access segment was primarily due to improved pricing ($222 million), the impact of higher gross margin associated with higher sales volume ($166 million) and favorable product mix ($55 million), offset in part by higher incentive compensation ($35 million) and higher SG&A expenses ($23 million).

Defense

The following table presents the Defense segment results (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$500.1	$518.7	$(18.6)	-3.6%	$1,511.3	$1,593.6	$(82.3)	-5.2%
Cost of sales	450.0	479.0	(29.0)	-6.1%	1,379.7	1,462.3	(82.6)	-5.6%
Gross income	50.1	39.7	10.4	26.2%	131.6	131.3	0.3	0.2%
% of sales	10.0%	7.7%	230 bps		8.7%	8.2%	50 bps
SG&A expenses	26.0	35.1	(9.1)	-25.9%	96.7	100.4	(3.7)	-3.7%
Amortization	1.3	1.5	(0.2)	-13.3%	4.1	4.6	(0.5)	-10.9%
Operating income	22.8	3.1	19.7	635.5%	30.8	26.3	4.5	17.1%
% of sales	4.6%	0.6%			2.0%	1.7%

Third Quarter Fiscal 2023 Compared to 2022

Defense segment net sales decreased due to lower Joint Light Tactical Vehicle (JLTV) program volume ($70 million) offset in part by higher Family of Medium Tactical Vehicle (FMTV) sales volume ($35 million). In June 2023, the Company learned that its protest of the award for the JLTV follow on contract to another company was denied by the Government Accountability Office. The Company expects to continue to build JLTVs through the end of fiscal 2024 under the current contract. The JLTV program accounted for $213 million of sales in the third quarter of fiscal 2023.

The increase in gross margin in the Defense segment was due to unfavorable cumulative catch-up adjustments on contracts in the third quarter of fiscal 2022 (230 basis points).

The increase in operating income in the Defense segment was primarily a result of unfavorable cumulative catch-up adjustments on contracts in the third quarter of fiscal 2022 ($13 million) and a gain on the sale of the Company's snow removal apparatus business ($8 million).

First Nine Months Fiscal 2023 Compared to 2022

Defense segment net sales decreased due to lower JLTV program volume ($268 million) offset in part by higher FMTV sales volume ($109 million). The JLTV program accounted for $716 million of sales in the first nine months of fiscal 2023.

The increase in gross margin in the Defense segment was due to lower unfavorable cumulative catch-up adjustments on contracts (80 basis points) and lower new product development expenses (60 basis points), offset in part by unfavorable product mix (80 basis points).

The increase in operating income in the Defense segment was primarily the result of the lower unfavorable cumulative catch-up adjustments on contracts ($15 million), lower new product development costs ($10 million) and a gain on the sale of the Company's snow removal apparatus business ($8 million), offset in part by the impact of lower gross margin associated with lower sales volume ($12 million) and unfavorable product mix ($11 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$692.6	$511.7	$180.9	35.4%	$1,842.8	$1,592.8	$250.0	15.7%
Cost of sales	573.1	436.1	137.0	31.4%	1,525.5	1,343.9	181.6	13.5%
Gross income	119.5	75.6	43.9	58.1%	317.3	248.9	68.4	27.5%
% of sales	17.3%	14.8%	250 bps		17.2%	15.6%	160 bps
SG&A expenses	60.2	40.0	20.2	50.5%	167.4	130.2	37.2	28.6%
Amortization	6.8	1.4	5.4	385.7%	8.8	3.7	5.1	137.8%
Impairment charge	—	2.1	(2.1)	-100.0%	—	2.1	(2.1)	-100.0%
Operating income	52.5	32.1	20.4	63.6%	141.1	112.9	28.2	25.0%
% of sales	7.6%	6.3%			7.7%	7.1%
Third Quarter Fiscal 2023 Compared to 2022

Vocational segment net sales increased due to the inclusion of sales related to the AeroTech acquisition ($116 million), improved sales volume ($45 million) and higher pricing in response to higher input costs ($40 million), offset in part by the impact of the sale of the rear discharge concrete mixer business ($20 million).

The increase in gross margin in the Vocational segment was primarily attributable to higher pricing (450 basis points) and improved product mix (190 basis points), offset in part by higher material costs (270 basis points) and amortization of inventory fair value step-up due to the AeroTech acquisition (90 basis points).

The increase in operating income in the Vocational segment was largely a result of higher pricing ($40 million), improved product mix ($12 million) and the impact of higher gross margin associated with higher sales volume ($11 million), offset in part by higher material costs ($19 million), costs related to the acquisition of AeroTech ($18 million), including acquisition costs and the amortization of inventory fair value step-up, and higher incentive compensation ($6 million).

First Nine Months Fiscal 2023 Compared to 2022

Vocational segment net sales increased due to the inclusion of sales related to acquisitions ($130 million), higher pricing in response to higher input costs ($119 million) and improved sales volume ($62 million), offset in part by the sale of the rear discharge mixer business ($60 million).

The increase in gross margin in the Vocational segment was primarily attributable to higher pricing (490 basis points) and improved product mix (80 basis points), offset in part by higher material costs (400 basis points).

The increase in operating income in the Vocational segment was largely a result of higher pricing ($119 million), improved product mix ($17 million) and the impact of higher gross margin associated with higher sales volume ($15 million), offset in part by higher material costs ($73 million), costs related to the acquisition of AeroTech ($13 million), the loss on the sale of the rear discharge concrete mixer business ($13 million), higher incentive compensation ($12 million) and amortization of inventory fair value step-up ($6 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Third Quarter Fiscal				First Nine Months Fiscal
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$(1.0)	$(1.6)	$0.6	-37.5%	$(2.7)	$(6.1)	$3.4	-55.7%
Cost of sales	3.9	—	3.9	-	7.3	1.8	5.5	305.6%
Gross income	(4.9)	(1.6)	(3.3)	206.3%	(10.0)	(7.9)	(2.1)	26.6%
Operating expenses	43.8	35.2	8.6	24.4%	116.3	103.2	13.1	12.7%
Operating income	(48.7)	(36.8)	(11.9)	32.3%	(126.3)	(111.1)	(15.2)	13.7%

Third Quarter Fiscal 2023 Compared to 2022

Corporate operating expenses increased primarily due to higher incentive compensation costs ($6 million).

First Nine Months Fiscal 2023 Compared to 2022

Corporate operating expenses increased primarily due to higher incentive compensation costs ($16 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2023, including $106.1 million of cash and cash equivalents and $580.7 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). The Company used available cash and approximately $575 million of borrowings under the Revolving Credit Facility to fund its acquisition of AeroTech on August 1, 2023. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at September 30, 2023 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs.

Financial Condition at September 30, 2023

The Company’s capitalization was as follows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$106.1	$805.9
Total debt	1,102.5	604.7
Total shareholders’ equity	3,543.3	3,185.7
Total capitalization (debt plus equity)	4,645.8	3,790.4
Debt to total capitalization	23.7%	16.0%

The Company’s ratio of debt to total capitalization of 23.7% at September 30, 2023 remained within its targeted range. The debt to total capitalization increase compared to December 31, 2022 was primarily due to the acquisition of AeroTech and corresponding borrowings on the Revolving Credit Facility.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At September 30, 2023, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

The Company does not anticipate that the acquisition of AeroTech and related financing will have a negative impact on the Company's long-term credit ratings.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 45 days at December 31, 2022 to 51 days at September 30, 2023. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2022 to 52 days at September 30, 2023 due to timing of sales within the Access segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 4.1 times at December 31, 2022 to 4.2 times at September 30, 2023, primarily due to improved inventory turnover within the Access and Vocational segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 62 days at September 30, 2023, down from 66 days at December 31, 2022 due to more timely invoice processing.

Cash Flows

Operating Cash Flows

Operating activities provided $120.0 million of cash in the first nine months of fiscal 2023 compared to $138.3 million during the first nine months of fiscal 2022. Higher net income during the first nine months of fiscal 2023 was offset by higher working capital as a result of lower customer advance receipts, higher accounts receivable associated with higher sales levels, higher incentive compensation accruals and the timing of federal income tax payments. The Company continues to expect to generate approximately $550 million of cash flows from operations in fiscal 2023.

Investing Cash Flows

Investing activities used cash of $1.19 billion in the first nine months of fiscal 2023 compared to $190.9 million during the first nine months of fiscal 2022. The Company used $808 million to fund the acquisition of AeroTech during the third quarter of fiscal 2023 and $188 million to fund the acquisition of Hinowa S.p.A. during the first quarter of fiscal 2023. Through September 30, 2023, the Company used $228 million for capital expenditures. The Company anticipates that it will spend $300 million on capital expenditures in fiscal 2023. The expected increase in capital spending in fiscal 2023 compared to other recent fiscal years is primarily a result of investments in the NGDV facility in South Carolina as well as manufacturing capacity expansions in the Access and Vocational segments.

Financing Cash Flows

Financing activities provided cash of $371.3 million in the first nine months of fiscal 2023 compared to the use of $451.8 million during the first nine months of fiscal 2022. The change in cash use/generation was primarily due to changes in debt and lower share repurchases in the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022. The Company borrowed approximately $575 million to fund the acquisition of AeroTech in the third quarter of fiscal 2023. Subsequent to the acquisition, the Company used cash flow from operations to repay approximately $70 million of those borrowings. The Company repaid its $225 million term loan in the second quarter of fiscal 2022. In the first nine months of fiscal 2023, the Company repurchased 265,795 shares of its Common Stock at an aggregate cost of $22.6 million. As of September 30, 2023, the Company had approximately 11.3 million shares of Common Stock remaining under its repurchase authorization. In the first nine months of fiscal 2022, the Company repurchased 1,508,467 shares of its Common Stock at an aggregate cost of $155.0 million.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At September 30, 2023, borrowings under the Revolving Credit Facility of $505.0 million and outstanding letters of credit of $14.3 million reduced available capacity under the Revolving Credit Facility to $580.7 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2023 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 12 to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2023.

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

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2022, other than as noted below, have not materially changed since that report was filed.

Fair Value of Intangible Assets. The Company makes strategic acquisitions that may have a material impact on its consolidated results of operations or financial position. The purchase price of acquired businesses is allocated to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the Company's acquisitions, can be complex and requires the use of significant judgment with regard to (i) the fair value and (ii) the period and the method by which the intangible asset will be amortized. Management uses information available to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of acquired intangibles.

The fair value of acquisition-related intangible assets is estimated principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which includes estimates of discount rates, revenue growth rates, EBITDA, royalty rates, customer attrition rates and technology obsolesce rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Although management believes the projections, assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment, are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to the consolidated statements of income. See Note 2 to Condensed Consolidated Financial Statements for additional information regarding acquisitions.

New Accounting Standards

There are no significant impacts of new accounting standards on the Company’s Condensed Consolidated Financial Statements.

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in the first nine months of fiscal 2023. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at September 30, 2023 increased 21.1% to $15.7 billion compared to $13.0 billion at September 30, 2022. Access segment backlog increased 2.3% to $4.0 billion at September 30, 2023 compared to $3.9 billion at September 30, 2022 primarily due to higher pricing. Defense segment backlog increased 12.5% to $6.7 billion at September 30, 2023 compared to $6.0 billion at September 30, 2022 primarily due to a change in mix to a higher percentage of battery electric vehicles on the initial vehicle order from the USPS for the NGDV program. Vocational segment backlog increased 61.1% to $5.0 billion at September 30, 2023 compared to $3.1 billion at September 30, 2022 due to strong demand for fire apparatus coming out of the COVID-19 pandemic, rising prices and the inclusion of AeroTech backlog of $762.3 million. Global supply chain challenges and the associated delays in production have also led to higher backlogs in the Access and Vocational segments.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 84% of the Company’s September 30, 2023 backlog is not expected to be filled in fiscal 2023.

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

Fiscal 2023 Expectations
Earnings per share-diluted (GAAP)	$8.75
Amortization of purchased intangibles	0.46
Acquisition costs	0.19
(Gain)/loss on sale of businesses, net	0.08
Amortization of inventory step-up	0.09
Restructuring costs	0.07
Pension advisor settlement	(0.07)
Income tax effects of adjustments	(0.19)
Loss on sale of equity method investment	0.12
Adjusted earnings per share-diluted (non-GAAP)	$9.50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and commodity risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of those changes related to the acquisition of AeroTech.

As part of the Company's ongoing integration of the AeroTech business, the Company is integrating its controls and procedures into AeroTech and augmenting company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by SEC guidance for newly-acquired businesses, the Company's report on its internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2023, will include a scope exception that excludes the acquired AeroTech business so that management has sufficient time to evaluate and implement the Company's internal control structure over the operations of the AeroTech business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	11,284,822
August 1 - August 31	—	$—	—	11,284,822
September 1 - September 30	—	$—	—	11,284,822
Total	—		—	11,284,822

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 265,795 shares of Common Stock under these authorizations during the nine months ended September 30, 2023 at a cost of $22.6 million. As of September 30, 2023, the Company had remaining authority to repurchase 11,284,882 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 26, 2023.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 26, 2023.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated October 26, 2023.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated October 26, 2023.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

October 26, 2023	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

October 26, 2023	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 26, 2023	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)