Form 10-K
period 2023-12-31
OSHKOSH CORP
filed 2024-02-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐	Yes	☒	No

At June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $5,654,161,180 (based on the closing price of $86.59 per share on the New York Stock Exchange as of such date).

As of February 22, 2024, 65,575,367 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Milwaukee, WI

OSHKOSH CORPORATION

FORM 10-K INDEX

As used herein, the “Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), Hinowa S.p.A (Hinowa) and JerrDan LLC (JerrDan), Oshkosh Defense, LLC (Oshkosh Defense) and its wholly-owned subsidiaries, Pratt & Miller Engineering & Fabrications, LLC (Pratt Miller), Pierce Manufacturing Inc. (Pierce), JBT AeroTech and its wholly-owned subsidiaries (AeroTech), Maxi-Metal, Inc. (Maxi-Metal), McNeilus Companies, Inc. (McNeilus) and its wholly-owned subsidiaries, Kewaunee Fabrications, LLC (Kewaunee), Oshkosh Commercial Products, LLC (Oshkosh Commercial) and Iowa Mold Tooling Co., Inc. (IMT) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Oshkosh Defense®,” “Pierce®,” “McNeilus®,” “Jerr-Dan®,” “Frontline™,” “IMT®,” “Pratt Miller®,” “Maxi-Metal®,” “Command Zone™,” “TAK-4®,” “PUC™,” “Hercules™,” “Husky™,” “Ascendant™,” “SkyTrak®,” “DaVinci™” and “Volterra™” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Fiscal 2024 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project,” “confident” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “Fiscal 2024 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of February 29, 2024. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1. BUSINESS

In October 2021, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the Company reported a transition quarter that ran from October 1, 2021 through December 31, 2021. Fiscal 2021 relates to the year ended September 30, 2021. Fiscal 2022 and fiscal 2023 relate to the years ended December 31, 2022 and December 31, 2023, respectively.

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency segment and Commercial segment businesses. All information has been recast to conform to the new reporting segments.

The Company

Oshkosh Corporation is an innovative industrial company focused on the design, development and manufacture of purpose-built vehicles and equipment that enhance safety, maximize productivity, lower total cost of ownership and simplify fleet management to support those who perform some of the most difficult jobs in the world. Each of our products and technologies is focused on customer-centric innovation, from the four-wheel drive system that the Company patented in 1917 to the latest advances in electrification, autonomy, active safety and intelligent and connected products.

The Company maintains 12 industry-leading brands across three reportable segments: Access, Defense, and Vocational, which comprised 51%, 22%, and 27% respectively, of the Company’s consolidated net sales in fiscal 2023. Oshkosh’s leading brands include a wide range of purpose-built vehicles and equipment to serve a diverse set of end markets. This allows Oshkosh to leverage innovations and efficiencies across the enterprise, including technology, supply chain, materials integration and manufacturing processes. The Company generated approximately 19%, 25%, and 33% of its net sales for fiscal 2023, 2022 and 2021, respectively, from the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 24 of the Notes to Consolidated Financial Statements for financial information related to the Company’s reportable segments.

The Access segment designs and manufactures access and material handling equipment for use in a wide range of construction, industrial, agricultural and maintenance applications to safely position workers and materials at height under industry-leading brands, JLG and SkyTrak. The Access segment's customer base includes equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The Access segment also includes Jerr-Dan towing and recovery vehicles (wreckers and carriers).

The Defense segment designs, manufactures and sustains best-in-class specialty vehicles and mobility systems for the United States Department of Defense (DoD) and exports tactical wheeled vehicles to approved foreign customers. In February 2021, the U.S. Postal Service (USPS) awarded Oshkosh Defense a contract to produce the Next Generation Delivery Vehicle (NGDV). The contract allows for the delivery of up to 165,000 vehicles over a 10-year period with 50,000 vehicles currently under contract. In addition, the Defense segment offers engineering and product development services to customers in the motorsports and vehicle markets through Pratt Miller. In July 2023, the Defense segment sold its snow removal apparatus business for $17.1 million.

The Vocational segment includes the Pierce, Maxi-Metal, McNeilus, AeroTech, IMT, Frontline Communications and Oshkosh S-Series businesses. The Pierce and Maxi-Metal businesses design and manufacture commercial and custom fire apparatus. The segment also includes aircraft rescue and firefighting (ARFF) vehicles under the Oshkosh brand name, as well as Frontline Communications-branded simulators, command vehicles and other communication vehicles. McNeilus designs and manufactures refuse collection vehicles and components. In August 2023, the Company acquired JBT AeroTech (AeroTech) from John Bean Technologies Corporation for $803.6 million. AeroTech designs and manufactures airport ground support equipment and gate equipment and provides airport services to commercial airlines and airports. IMT designs and manufactures field service vehicles and truck-mounted cranes. Oshkosh S-Series designs and manufactures front discharge concrete mixer vehicles. Vocational segment sales are made primarily to municipal and commercial customers in the Americas. In March 2023, the Vocational segment divested its rear discharge concrete mixer business for $32.9 million.

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its reputation for quality products, technology innovation, advanced engineering, vehicle and equipment performance, reliability, customer service and low total cost of ownership. The Company maintains leading market shares in nearly all of its businesses and is the sole-source supplier of a number of vehicles to the DoD.

Diversified Product Portfolios. The Company believes its broad product portfolios and end markets serve to diversify its sources of revenue, mitigate the impact of economic cyclicality and provide multiple platforms for both organic and inorganic growth. The Company’s product portfolios provide extensive opportunities to bundle products for sale to customers, leverage purchasing power and share innovation and technology within and between segments. For each of its target markets, the Company has developed advanced technology or acquired a broad product line in an effort to become a single-source provider of purpose-built vehicles and equipment, parts and service to support its customers. In addition, the Company has established an extensive domestic and international distribution network for purpose-built vehicles and equipment tailored to each market.

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

Innovative and Proprietary Solutions. The Company’s advanced design and engineering capabilities have contributed to the development of innovative and/or proprietary, severe-duty solutions that enhance vehicle and equipment performance, reduce manufacturing costs and strengthen customer relationships. The Company’s advanced design and engineering capabilities have also allowed it to integrate many of these solutions across various segments and product lines, which enhances its ability to compete for new business and reduces its costs to manufacture its products compared to manufacturers who simply assemble purchased components. The Company has been a supplier of electric-powered products for more than 20 years and recently launched several new products that leverage zero emissions electrification for mobility across all segments.

Flexible and Efficient Manufacturing. The Company believes it has competitive advantages over larger vehicle manufacturers in its purpose-built vehicle and equipment markets due to its product quality, manufacturing flexibility and distribution networks. The Company also believes it has competitive advantages over smaller vehicle and equipment manufacturers due to volumes that offer purchasing power, technology and manufacturing sharing opportunities across product lines.

Strong Management Team. The Company is led by President and Chief Executive Officer John Pfeifer. Mr. Pfeifer is complemented by an experienced senior management team that has been assembled through internal promotions and external hires. The Company’s Board of Directors maintains a robust succession planning process for its executive officers to ensure strong business continuity.

Business Strategy

The Company's business strategy is grounded in the Company's purpose of making a difference in the lives of the people in our communities who do the toughest work. The strategy is reflected in three simple words: Innovate. Serve. Advance.

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

Products

Oshkosh Corporation is focused on the following purpose-built vehicle and equipment markets:

Access segment. JLG is a leading designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial and maintenance applications to safely position workers and materials at height. In addition, through a long-term license with Caterpillar Inc. that extends through 2024, JLG produces Caterpillar-branded telehandlers for distribution through the Caterpillar Inc. dealer network. Caterpillar-branded telehandlers accounted for $410.0 million in sales in fiscal 2023. JLG also offers a broad range of parts and accessories, including technical support and training, and reconditioning services. In fiscal 2023, JLG introduced an all-new line of telehandlers for farming and ranching operations, designed and manufactured to help customers get more done in less time. Access customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. JLG’s products are marketed worldwide through independent rental companies and distributors that purchase these products and then rent or sell them and provide service support, as well as through other sales and service branches or organizations.

JLG also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges include various types of rental fleet loans and leases, as well as floor plan and retail financing. Terms of these arrangements vary depending on the type of transaction, but typically range from 36 to 72 months and generally require the customer to be responsible for maintenance of the equipment and to bear the risk of damage to or loss of the equipment.

Jerr-Dan is a leading designer and manufacturer of towing and recovery equipment in the U.S. The Company believes Jerr-Dan is recognized as an industry leader in quality and innovation. Jerr-Dan offers a broad line of carriers, wreckers and rotators. In addition to manufacturing equipment, Jerr-Dan provides its customers with one-stop service support and generates revenue from the installation of equipment, as well as the sale of chassis and service parts.

Defense segment. Oshkosh Defense has designed and sold products to the DoD for over 100 years and also exports tactical wheeled vehicles to approved foreign customers. By successfully responding to the DoD’s changing vehicle requirements, Oshkosh Defense has become a leading manufacturer of heavy, medium, and light tactical wheeled vehicles and related sustainment services for the DoD. Oshkosh Defense designs and manufactures vehicles that perform a variety of demanding tasks such as hauling tanks, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense’s proprietary product line of military heavy-payload tactical wheeled vehicles includes the Heavy Expanded Mobility Tactical Truck (HEMTT), the Heavy Equipment Transporter (HET), the Palletized Load System (PLS), and the Logistic Vehicle System Replacement (LVSR). Oshkosh Defense’s proprietary medium-payload military tactical wheeled vehicles include the Medium Tactical Vehicle Replacement (MTVR). Oshkosh Defense’s light-payload military tactical wheeled vehicles include the Mine Resistant Ambush Protected-All Terrain Vehicle (M-ATV), which was specifically designed with superior survivability as well as extreme off-road mobility, and the Joint Light Tactical Vehicle (JLTV), the Company’s most technologically advanced member of the light-payload vehicle category designed to protect, sustain and provide mobility for personnel and payloads across the full spectrum of military operations.

In 2009, the DoD awarded Oshkosh Defense a contract to be the sole producer of the Family of Medium Tactical Vehicles (FMTV) under the U.S. Army’s FMTV Rebuy program. In February 2018, the DoD awarded Oshkosh Defense the FMTV A2 contract for the design, development, production and support of a fleet of future generation FMTVs. The FMTV A2 contract is a firm-fixed price requirements contract that initially covers a five-year delivery period starting in 2021, with customer options for two additional years, both of which were exercised by the customer in fiscal 2023. These option exercises extend FMTV A2 deliveries into 2026.

In 2015, the DoD awarded Oshkosh Defense a new Family of Heavy Tactical Vehicles (FHTV) contract for the recapitalization of HEMTT, HET and PLS vehicles as well as associated logistics and configuration management support. The contract was a five-year requirements contract for the continued remanufacturing of FHTVs. In April 2021, the DoD awarded Oshkosh Defense a three-year FHTV extension contract, and in fiscal 2023 an additional one-year extension contract was awarded. These extension contracts extend FHTV deliveries through 2025.

In 2015, the DoD awarded Oshkosh Defense an eight-year, fixed price JLTV contract valued at $6.7 billion for production and delivery of 16,901 vehicles and related sustainment services. In fiscal 2021, the Army increased the contract ceiling from 16,901 vehicles to 23,163 vehicles. The U.S. Army, which purchased Government Purpose Rights to the Oshkosh JLTV design, conducted a full and open competition for follow-on JLTV production in which Oshkosh Defense participated. In February 2023, the DoD awarded the JLTV follow on contract to another company. Under the current JLTV contract, Oshkosh Defense accepted vehicle orders through November 2023 with deliveries into 2025. As the Company owns the design rights, it remains the only manufacturer that can supply JLTVs for international customers through Direct Commercial Sales and will continue to support NATO, Allied and Coalition Forces in modernizing their militaries with the JLTV’s battlefield-proven payload, performance and protection. DoD JLTV sales, including related aftermarket parts, were $0.98 billion, $1.41 billion and $1.63 billion in fiscal 2023 and 2022 and 2021, respectively.

In June 2021, the U.S. Army awarded Oshkosh Defense a six-year contract worth up to $943 million to integrate the Medium Caliber Weapons System onto Stryker Double V Hull Infantry Carrier Vehicles. This contract award represents the Defense segment’s entrance into the adjacent combat vehicles market.

In February 2021, the Company was notified that the USPS selected Oshkosh Defense to build the NGDV. The indefinite delivery, indefinite quantity (IDIQ) contract allows the USPS to purchase up to 165,000 units over ten years. The NGDV provides the USPS the ability to significantly modernize its delivery fleet with improved safety, reliability, sustainability and cost-efficiency while providing a much better working experience for the nation’s postal carriers. The Company’s offering provides the USPS with both zero-emission battery electric vehicles (BEV) and fuel efficient, low emission internal combustion engine (ICE) vehicles. The initial award for $482 million provided for engineering to finalize the production vehicle design and tooling and factory build-out activities that are necessary prior to vehicle production. In March 2022, the USPS placed its first vehicle order for 50,000 NGDVs, valued at nearly $3.0 billion, including 10,019 BEVs. The contract allowed the flexibility, when funding is provided, to increase the percentage of BEVs at a later date. In fiscal 2023, the model mix on the first vehicle order was modified to increase the BEV quantity to 35,000 and decrease the ICE quantity to 15,000. The modifications added $591 million to the contract value. The Company expects to begin delivering production vehicles in 2024.

Through Pratt Miller, the Company offers advanced engineering, product development and innovation services to the motorsport and vehicle markets.

Vocational segment. Through Pierce and Maxi-Metal, the Company is the leading North American designer and manufacturer of fire apparatus assembled on custom chassis, designed and manufactured to meet the demanding requirements of firefighters. Pierce also designs and manufactures fire apparatus assembled on commercially available chassis, which are produced for multiple end-customer applications. Pierce’s engineering expertise allows it to design its vehicles to meet stringent industry guidelines and government regulations for safety and effectiveness. Pierce primarily serves domestic municipal customers, but also sells fire apparatus to the DoD, airports, universities and large industrial companies, and in international markets. Pierce’s history of innovation, research and development in consultation with firefighters has resulted in a broad product line that features a wide range of innovative, high-quality custom and commercial firefighting equipment with advanced fire suppression capabilities. In an effort to be a single-source supplier for its customers, Pierce offers a full line of custom and commercial fire apparatus and emergency vehicles, including pumpers, aerial platforms, ladder and tiller trucks, tankers, light-, medium- and heavy-duty rescue vehicles, wildland rough terrain response vehicles, mobile command and control centers, bomb squad vehicles, hazardous materials control vehicles and other emergency response vehicles.

Through Oshkosh Airport Products, the Company is a leader in the design and sale of ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the United States are served by the Company’s ARFF vehicles. The U.S. government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world. Internationally, the Company’s vehicles serve airports worldwide, with recent deliveries to airports in Latin America, the Middle East, the United Kingdom and China. The Company believes that the performance and reliability of its ARFF vehicles contribute to the Company’s strong position in this market.

Through its Frontline Communications brand, the Company is a leading manufacturer, system designer and integrator of command trucks for local and federal governments. The Company is also a leading supplier of military simulator shelters and trailers under the Oshkosh Specialty Vehicles (OSV) brand. The Company’s command vehicles have supported disaster relief efforts for FEMA and everyday incident response for federal and local law enforcement, emergency management agencies and fire departments.

Through McNeilus, the Company is a leading designer and manufacturer of refuse collection vehicles for the waste services industry throughout the Americas. Through the Oshkosh S-Series, the Company is a leading designer and manufacturer of front discharge concrete mixers for the concrete ready-mix industry.

Through AeroTech, the Company is a leading designer and manufacturer of aviation ground support products and gate equipment for commercial airlines, airports, air freight carriers, ground handling and military customers. AeroTech specializes in special purpose aviation ground support products such as cargo loaders and push-back tractors for airlines and air cargo companies. Terminal facilities and commercial aviation are supported by the Jetway passenger boarding bridge and related air and power products. AeroTech's facility services business specializes in the maintenance, servicing, and operation of key airport facility systems such as HVAC, gate equipment, and baggage systems. AeroTech facility services also provides contracting, project management, design, and installation services for the critical and complex baggage systems and other key facility operations.

Through IMT, the Company is a leading North American designer and manufacturer of field service vehicles and truck-mounted cranes for the construction, equipment dealer, building supply, utility, tire service, railroad and mining industries.

The Company offers two- to fifteen-year municipal lease financing programs to its Pierce customers in the U.S. through the Pierce Financial Solutions program, provided by PNC Equipment Finance. Financing programs include competitive lease financing rates, flexible finance arrangements and the ease of one-stop shopping to meet the finance needs of Pierce customers. The Company typically provides credit support in connection with these financing and leasing arrangements. The Company also arranges equipment financing and leasing solutions for its other Vocational segment customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements.

Marketing, Sales, Distribution and Service

The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its purpose-built vehicle and equipment markets and with its national and global sales and service capabilities. Distribution personnel demonstrate to customers how to use the Company’s products properly. In addition, the Company’s flexible distribution is focused on meeting customers on their terms, whether on a job site, in an evening public meeting or at a municipality’s office, compared to the showroom sales approach of the typical dealer of large vehicle manufacturers. The Company backs all products with same-day parts shipment, and its service technicians are available in person or by telephone to domestic customers 365 days a year. The Company believes its dedication to keeping its products in-service in demanding conditions worldwide has contributed to customer loyalty.

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

Access segment. JLG’s products are marketed across six continents through rental companies and distributors that purchase products and then rent or sell them and provide service support, as well as through other Company owned sales and service branches. JLG maintains a broad worldwide internal sales force. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales employees are spread among international sales and service offices throughout the world.

The Company markets its Jerr-Dan-branded carriers, wreckers and rotators through its extensive network of independent distributors.

Defense segment. While Oshkosh Defense sells a substantial portion of its domestic defense products directly to principal branches of the DoD, it also sells defense products to numerous international governments around the globe. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers’ principal commands, both domestically and internationally. Oshkosh Defense sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

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

Vocational segment. The Company believes the geographic breadth, size and quality of its Pierce fire apparatus sales and service organization are competitive advantages in a market characterized by a few large manufacturers and numerous small, regional competitors. Pierce’s fire apparatus are sold through an extensive network of independent sales and service organizations with hundreds of sales representatives in the U.S. and Canada, which combine broad geographical reach with high frequency of contact with fire departments and municipal government officials. These sales and service organizations are supported by product and marketing support professionals and contract administrators at Pierce. The Company believes high frequency of contact and local presence are important to cultivate major, and typically infrequent, purchases involving the city or town council, fire department, purchasing, finance and mayoral offices, among others, that may participate in a fire apparatus bid and selection process. After the sale, Pierce’s nationwide local parts and service capability is available to help municipalities maintain peak readiness for this vital municipal service. Additionally, Pierce sells fire apparatus to international municipal and industrial fire departments through a network of international dealers.

The Company markets its Maxi-Metal vehicles through a combination of direct sales representatives and a network of distributors. Certain of these representatives and distributors also handle Pierce products.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of direct sales representatives and dealerships domestically and an extensive network of representatives and distributors in international markets. Certain of these international representatives and distributors also handle Pierce products.

The Company markets its OSV branded shelters through sales representatives and its Frontline Communications-branded command vehicles through both sales representatives and dealer organizations that are directed at government and commercial customers.

The Company utilizes an extensive network of representatives and dealers supported by hundreds of internal and external sales and service representatives in North America to sell and service refuse collection vehicles and front-discharge concrete mixers. The Company believes this network represents one of the largest refuse collection vehicle distribution networks in the U.S. The Company believes its network of representatives and dealers is a competitive advantage in the refuse collection vehicle market, where principal competitors distribute through dealers. The Company believes its distribution model allows for a more tailored distribution approach in the U.S. refuse collection vehicle market, whereas dealers frequently offer a broad and mixed product line, and accordingly, the time dealers tend to devote to refuse collection vehicle sales activities is limited.

The Company also performs sales and service activities at the Company’s manufacturing facilities. Service centers located throughout the U.S. provide sales, service and parts distribution to customers in their geographic regions.

The Company has also established an extensive network of representatives and dealers throughout the Americas for the sale of McNeilus-branded refuse collection vehicles and Oshkosh-branded front-discharge concrete mixers to international customers. The Company coordinates among its various businesses to respond to large international sales tenders with its most appropriate product offering for the tender.

AeroTech sales are conducted through a team of direct sales personnel strategically located across the globe and through an extensive network of sales agents.

IMT distributes its products through a wide network of dealers in more than one hundred locations worldwide. International dealers are primarily located in Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

Manufacturing

The Company manufactures its products at 34 significant manufacturing facilities. To reduce production costs, the Company maintains a continuing emphasis on the development of proprietary components, self-sufficiency in fabrication, just-in-time inventory management, improvement in production flows and interchangeability of components among product lines, creation of jigs and fixtures to ensure repeatability of quality processes, utilization of robotics, and performance measurement to assure progress toward cost reduction targets. The Company encourages employee involvement to improve production processes and product quality.

The Company uses a common Quality Management System globally to support the delivery of consistent, high-quality products and services to customers. The Company requires employees at all levels to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent product nonconformance and continually improve all work processes. The Company educates and trains all employees at its facilities in quality principles. The Company utilizes quality gates in its manufacturing facilities to identify issues early in the process and to analyze root cause at the source, resulting in fewer defects and less rework. The Company’s Quality Management System is based on ISO 9001, a set of internationally-accepted requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of standards aimed at achieving customer satisfaction by following a process-based approach to identify and control the quality needs of suppliers, inputs, critical processes and outputs. The Quality Management System helps ensure that the Company is continually improving and sharing successful practices across the organization. Facilities for the majority of AeroTech and the following brands are ISO 9001 certified: JLG, Jerr-Dan, Hinowa, Oshkosh Defense, Pierce, McNeilus, Maxi-Metal, Frontline Communications and Oshkosh Airport Products.

The Company has a team of employees dedicated to leading the implementation of the Company’s simplification initiatives. The team is comprised of members with diverse backgrounds in quality, lean, data analytics, product and process engineering, and culture change management. Simplification includes lean tools to eliminate waste and to provide better value for customers. It also guides customer satisfaction assessments to help identify opportunities to improve the customer experience with the Company. Within the Company’s facilities, simplification projects have contributed to manufacturing efficiency gains, materials management improvements, quality enhancements and reduced cycle times. Simplification projects have also freed up manufacturing capacity to support production increases.

Engineering, Research and Development

The Company is an innovator of purpose-built vehicles and equipment. Our technology and product development teams include more than 1,800 talented engineers with expertise across many disciplines including vehicle design, simulation, software and electronics. As a leading industrial technology company, we have facilities around the world with extensive research and development capabilities. Our team members are committed to building safer, more responsible machines.

Customer-centric innovation has been a strategic focus of our organization for over 100 years, starting in 1917, when we introduced a breakthrough four-wheel drivetrain that gave customers the confidence to go places they never thought they could. In 2005, Oshkosh’s TerraMax completion of the historic robotic Defense Advanced Research Projects Agency (DARPA) Grand Challenge established the company as an early leader in off road autonomy.

Currently, we leverage disruptive technologies in several key areas including electrification, autonomy, active-safety, advanced analytics and artificial intelligence. By designing and building innovative products that revolutionize the way work is done, we are empowering people to be more productive, more efficient and more sustainable in what they do and how they serve.

The Company is securing its heritage of innovation for the future through new product research, ideation challenges, competitions and an open framework that leverages technology partners and strategic acquisitions. Our recent affiliation with Carnegie Foundry, a leader in autonomous robotics and artificial intelligence, and our acquisition of Pratt Miller, a leader in autonomous and connected systems, expand our technological capabilities. Partnerships with leading universities such as Massachusetts Institute of Technology, Carnegie Mellon University and the University of Wisconsin - Madison, as well as our corporate venture capital investments, give us access to cutting edge research and a robust talent pipeline.

The Company believes it is uniquely positioned to transition technology and deliver new products at greater speed across our businesses to create differentiation within the markets we serve. Recent product launches include the Pierce Volterra, North America’s first electric fire truck; the McNeilus Volterra, North America’s first fully integrated electric refuse collection vehicle; the JLG DaVinci lift, the world’s first all-electric scissor lift; and JLG ClearSky Smart Fleet, the construction industry’s first two-way fleet management and communication platform. As work environments and challenges evolve, Oshkosh responds with better, more advanced products.

Competition

In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its purpose-built vehicle and equipment markets, it has been able to effectively compete against large, mass producers due to its product quality, manufacturing flexibility and distribution networks. In addition, the Company believes it has competitive advantages over smaller vehicle and equipment manufacturers due to volumes that offer purchasing power, technology and manufacturing sharing opportunities across product lines. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively.

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

Access segment. JLG operates in the global construction, maintenance and industrial equipment markets. JLG’s competitors range from some of the world’s largest multi-national construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Xuzhou Construction Machinery Group Co., Ltd. (XCMG), Zhejiang Dingli Machinery Co., Ltd. and numerous other manufacturers. Global competition for sales of telehandler equipment includes J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA, Genie Industries, Inc., Haulotte Group, Skyjack Inc. and numerous other manufacturers. In addition, JLG faces competition from a number of manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors’ units; worldwide distribution; safety record; service and support network; global procurement scale; and extensive manufacturing capabilities.

The principal competitor for Jerr-Dan-branded products is Miller Industries, Inc. Principal methods of competition for carriers, wreckers and rotators include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high-quality, innovative and high-performance product line and its cost competitive manufacturing capabilities.

Defense segment. Oshkosh Defense produces heavy- and medium- and light-payload tactical wheeled vehicles for militaries around the world. Competition for sales of these vehicles includes, among others, Navistar Defense LLC (a subsidiary of Cerberus Capital Management, LP), General Dynamics Corporation, AM General LLC (a subsidiary of KPS Capital Partners, LP), BAE Systems plc and General Motors Defense. The principal method of competition for defense vehicles involves a competitive bid process that considers factors as determined by the customer, such as price, product performance, product lifecycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company’s vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as the TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

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

Oshkosh Defense also produces postal delivery vehicles for the USPS. Competition for sales of delivery vehicles includes, among others, Utilimaster (a subsidiary of The Shyft Group), Morgan Olson (a subsidiary of JB Poindexter & Co., Inc.), Workhorse Group Incorporated and Rivian Automotive Inc.

Vocational segment. The Company produces and sells custom and commercial firefighting vehicles in North America and abroad under the Pierce and Maxi-Metal brands. Competitors for firefighting vehicles include Rosenbauer International AG; E-One, Inc., Ferrara Fire Apparatus, Inc., Spartan ER, and Kovatch Mobile Equipment Corp. (all four owned by REV Group, Inc.); and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, lead times, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the PUC vehicle configuration, TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics, Volterra parallel-electric drivetrain and the Ascendant family of aerial fire trucks.

The Company produces and sells command vehicles in the U.S. and abroad under the Frontline Communications brand. The principal competition for command vehicles is LDV, Inc., MBF Industries, Inc., Nomad Global Communication Solutions, Incorporated, Farber Specialty Vehicles, Inc. and Matthews Specialty Vehicles, Inc.

Airport Products manufactures ARFF vehicles for sale in the U.S. and abroad. Oshkosh’s competitors for ARFF vehicle sales are Rosenbauer International AG and E-One, Inc.

The Company produces refuse collection vehicles for North America and international markets under the McNeilus brand. Competitors in the refuse collection vehicles market include The Heil Company (a subsidiary of Dover Corporation), New Way Trucks, Labrie Enviroquip Group (owned by Wynnchurch Capital) and other regional competitors. The principal methods of competition are product innovation, quality and performance, service and price. The Company competes for municipal business and large commercial business in the Americas, which is generally based on lowest qualified bid. The Company believes its competitive strengths in the Americas refuse collection vehicle markets include: strong brand recognition; innovative and comprehensive product offerings; a reputation for high-quality products; ability to offer factory-installed compressed natural gas fuel systems; ability to integrate refuse collection bodies with electric chassis; the offering of a fully integrated electric refuse vehicle; large-scale and high-efficiency manufacturing; and an extensive network of sales and service centers located throughout the U.S.

AeroTech supplies aviation-related fixed gate equipment and ground support equipment (GSE) for North American and international markets. AeroTech passenger boarding bridges are produced under the Jetway brand. Competitors include China International Marine Containers (Group) Co., Ltd. and TK Elevator. The Company competes in the gate equipment space based on a robust design and strong manufacturing capability, supported by capable project management and technical product support. The Company produces AeroTech GSE products under numerous brands. The principal competition for ground support equipment includes TLD Group and ITW GSE Inc. as well as other regional competitors. The Company competes for business based on total cost of ownership, product support and technology. Sophisticated, repeat customers are key to AeroTech GSE's success.

The Company also produces front-discharge concrete mixers for the Americas under the Oshkosh brand. Competition for front-discharge concrete mixer sales includes Terex Corporation. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; product innovation; high product quality; innovative control systems; a significant installed base of front-discharge concrete mixers in use in the marketplace; and its nationwide network of sales and service centers.

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

Government Contracts

Approximately 19% of the Company’s net sales for fiscal 2023 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are impacted by uncertainty regarding federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

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

The Company, as a U.S. government contractor, is subject to financial audits and other reviews by the U.S. government relating to the performance of, and the accounting and general practices relating to, U.S. government contracts. Like most large government contractors, the Company is audited and reviewed by the government on a continual basis. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews. Additionally, such audits and reviews can lead to civil, criminal or administrative proceedings. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company or one or more of its subsidiaries can also be suspended or debarred from government contracts or lose its export privileges based on the results of such proceedings. The Company believes that the outcome of all such audits and reviews that are now pending will not have a material effect on its financial condition, results of operations or cash flows.

Suppliers

The Company sources raw materials and components domestically and internationally to meet commitments to its customers. Components for the Company’s products are generally available from a number of suppliers, although some sole sourced components would require additional time to transition. The Company also purchases complete vehicle chassis from truck chassis suppliers in its Access and Vocational segments.

The Company has developed global sourcing strategies to meet its production needs while building upon long-term supplier relationships and leveraging the scale of its enterprise. The supply base is expected to maintain or continuously improve levels of quality, delivery, cost and the agility to meet changes in market demands. The Company also maintains an extensive qualification, on-site inspection, assistance and performance measurement system to help control risks associated with reliance on suppliers. Risks are monitored by the Company to minimize the likelihood of a supply disruption, including supplier capacity, financial health, cybersecurity, geopolitical events and adverse weather conditions that would affect production and logistics.

The Company also invests in advanced technologies to provide visibility and improved orchestration of its supply chain. The Company believes these investments have improved and will continue to improve the overall efficiency and performance of the business’ global supply chain.

Intellectual Property

Patents, trademarks, copyrights, trade secrets and licenses are important to the operation of the Company's business. We expect to continue growing our intellectual property portfolio as we pursue advanced innovations in electrification, autonomy, active safety, sophisticated analytics and artificial intelligence. We believe our patented technologies in aggregate are important to the operation of our business and its competitive position. We leverage technology across our segments to bring progressive solutions to customers around the world. Some of our newest patents include the Electromechanical Infinitely Variable Transmissions (EMIVT) on Pierce Volterra electric fire trucks, CartSeeker autonomous functionality on McNeilus refuse collection vehicles and Self-Leveling technology on JLG boom lifts. Certain Oshkosh Corporation trademarks including the Oshkosh name and logomark, along with each of its business unit brands contribute to the business’ identity. These marks, among others, are an integral part of the Company’s business and important to its future success.

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

Human Capital Management

As of December 31, 2023, the Company had approximately 17,300 employees, approximately 10,800 of whom are production employees. The United Auto Workers (UAW) Union represented approximately 1,300 production employees at the Company’s Oshkosh, Wisconsin facilities; the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers) represented approximately 185 employees at the Company’s Kewaunee, Wisconsin facility; and the United Steelworkers represented approximately 235 team members at the Company’s Ogden, Utah facility. Additional employees with union representation include approximately 45 employees at the Company’s Garner, Iowa facility who are represented by the International Brotherhood of Teamsters Union (Teamsters); approximately 70 employees in Philadelphia, Pennsylvania who are represented by the Eastern Millwright Regional Council; and approximately 25 employees in Orange County, California who are represented by the International Brotherhood of Electrical Workers.

The Company’s agreement with the UAW expires in September 2027. The Company’s five-year agreement with the Boilermakers expires in May 2027. The United Steelworkers agreement expires in August 2024. In addition, approximately 55% of the Company’s 2,700 employees located outside of the U.S. are represented by separate works councils or unions.

People First Culture. The Company maintains a People First culture that includes investing in team members’ safety, engagement, wellbeing, and personal and professional development, as well as diversity and inclusion. The Company believes its People First culture is a strength, and the Company intends to continue building upon that culture to drive long-term, sustainable performance across the business. In fiscal 2023, 63% of global production and office team members participated in the Company’s Global Engagement Survey. Engagement across the enterprise was 7.3 out of 10.

The Company expects all team members to adhere to the highest ethical standards every day. The Company requires all team members to complete training on our Code of Conduct referred to as “The Oshkosh Way”. The Oshkosh Way provides specific guidance to all our employees, outlining how they are expected to act with the integrity that has defined Oshkosh since we were founded over 100 years ago. In addition, we maintain a global ethics and compliance helpline to allow for concerns of potential violations of the Code, global policies, or the law to be reported.

The Company’s connections to its communities through charitable giving, leadership and volunteering efforts have long been an important part of the Company’s culture and team member engagement. The Company’s teams creatively identified opportunities to volunteer in fiscal 2023 donating over 21,300 hours to the communities in which they live and work.

For the last 10 years, the Company has held the Oshkosh Excellence Awards (OEAs), an annual competition and recognition event that invites team members to submit innovative ideas to foster improvements for its culture, operations, products and customers. Over 500 nominations were submitted in fiscal 2023, with 36% focused on Cheers to Peers, our peer recognition program, highlighting the Company’s team members’ commitment to putting people first.

Talent and Learning. The Company’s business strategy is enabled by its ability to attract, develop and retain world-class talent. In fiscal 2023, the Company increased its in person leadership development, with multiple programs of Lens of Leadership, its signature development program for team members at the director level and above. The Company continued a series of executive leadership development events and expanded virtual learning opportunities to all managers on topics of engagement, performance, diversity, equity and inclusion. Team members of the Company logged over 204,000 learning hours in fiscal 2023. The Company leveraged its recently upgraded enterprise Learning Management System to enable all team members to access learning content on its technology platform, leading to a significant increase in learning hours for fiscal 2023.

Strategic succession planning, future leader pipelines and critical role depth were reviewed and updated during fiscal 2023. All leaders are expected to complete regular check-ins to provide feedback, review annual goal progress and hold career development conversations with team members to help ensure alignment, drive engagement and facilitate strong business outcomes.

Health and Safety. The Company focuses on protecting the health and safety of its team members. The Company takes a proactive collaborative approach to managing safety to ensure our workforce returns home safely each and every day. Safety Management System maturity, OSHA VPP Star progression, ergonomic advancements and active team member involvement have led to improved risk reduction within our operations.

The Company offers a competitive, inclusive and empowering benefit platform to help ensure that no matter where team members are in their wellbeing journey, they are supported in their physical, financial and emotional goals. In fiscal 2023, the Company cared for over 25,000 team members and their families on its medical plan. The Company expanded paid parental leave benefits to support team members as they grow their families. In addition, the Company supported team members’ investment in their health by providing a financial incentive to complete an annual preventive exam.

The Company has set several goals and benchmarks for Diversity, Equity and Inclusion (DEI) performance, using both internal goals and federal standards. In fiscal 2023, the Company earned the Equality 100 Award from the Human Rights Campaign in recognition of its inclusive corporate policies and benefits. The Company’s diversity representation is published in its 2023 Sustainability Report, and the Company is driving proactive programs to improve its diverse employee representation. The Company measures diverse hires for full-time U.S. non-production positions and has a goal that 50% of such hires be diverse in any given year. Diverse hires include ethnicity, gender, veteran and disability status. In fiscal 2023, 51% of the Company’s hires for full-time U.S. non-production positions were diverse.

Seasonal Nature of Business

The Company’s JLG business tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season in the northern hemisphere. In addition, sales are generally lower in the three months ended December 31 in all segments due to the relatively high number of holidays in the United States, which reduce available production and shipping days.

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

The access equipment market is highly cyclical and impacted (i) by the strength of economies in general and customers’ perceptions concerning the timing of economic cycles, (ii) by residential and non-residential construction spending, including mega projects, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, which is impacted in part by historical purchase levels, (v) by the timing of regulatory standard changes, and (vi) by other factors, including oil and gas related activity. Fire apparatus markets are cyclical later in an economic cycle and are impacted by the economy generally and by municipal tax receipts and capital expenditures. Refuse collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures, including replacement demand, by large waste haulers. Air transportation equipment markets are also cyclical and impacted by the rates of expansion, consolidation and replacement of equipment within the air transportation equipment markets which in turn are driven by the global demand for air transportation services. If demand for our products is lower than what we or the market expect, due to a recession or other factors, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our performance under the USPS contract may not be what we expect.

In February 2021, the USPS selected us to build its NGDV. The IDIQ contract allows for the purchase of up to 165,000 units over 10 years. To date, we have received orders for the engineering to finalize the production vehicle design, for tooling and factory build-out activities that are necessary prior to vehicle production and for the first 50,000 vehicles. As of December 31, 2023, we have recorded deferred contract costs of $710.7 million that primarily relate to the NGDV program. The USPS contract and our performance under the contract are subject to the following risks, among others, that could have a material adverse effect on our results of operations, financial condition, and/or cash flows:

•
The USPS ordering fewer units than we expect to receive under the contract.
•
Engineering time to finalize the production vehicle design may be greater than we anticipate.
•
Tooling and factory build-out activities that we must complete prior to production may be greater than we anticipate.
•
Costs and other challenges associated with recruiting and training a new workforce may be greater than we anticipate.
•
The supply base may not be able to supply parts in a timely manner.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We have experienced, and in the future are likely to experience, significant disruption of the supply of some of our parts, materials, components and final assemblies that we obtain from suppliers or subcontractors. For example, global supply chains have not yet fully returned to pre-pandemic levels. In addition, conflicts in various parts of the world, including Ukraine, Israel and the Middle East have caused strains in the global supply chain and may do so in the future. Delays in obtaining parts, materials, components and final assemblies may result from a number of factors affecting our suppliers including capacity constraints, labor constraints, supplier product quality issues, suppliers’ impaired financial condition and suppliers’ allocations to other purchasers. Such disruptions have resulted and could further result in higher manufacturing costs caused by an inefficient parts flow to our production lines, could delay sales and could result in a material adverse effect on our results of operations, financial condition, and/or cash flows.

We are dependent on our suppliers of engines, chassis, batteries and other power sources to continue to timely deliver such components that meet applicable emissions regulations and customer preferences. If we fail to have adequate relationships with suppliers that will supply appropriate engines, chassis, batteries and other power sources to us or fail to timely receive appropriate components from our suppliers, that could result in us being placed in an uncompetitive position or without finished product when needed.

Fluctuations in prices of raw materials and other inputs may adversely impact our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum and other commodities. Steel, aluminum and other commodity prices have historically been highly volatile. Costs for these items may remain elevated or continue to increase in the future due to one or more of the following, among others: a sustained economic recovery; the level of tariffs that the U.S. imposes on imported steel and aluminum; the outbreak of conflicts in regions of the world that produce the commodities, the raw materials that go into the commodities or through which the commodities are transported; or a weakening U.S. dollar.

In addition, the cost of parts, materials, components or final assemblies has increased and may continue to increase for reasons other than changes in commodity prices, including the inflation that we continue to experience. Factors such as supply and demand, freight costs, availability of transportation, the cost of manufacturing labor, availability of labor, inventory levels, the level of imports, the imposition of duties and tariffs and other trade barriers and general economic conditions may affect the price of our parts, materials, components or final assembly purchases.

Increases in parts, materials, components or final assemblies costs negatively impact the profitability of orders in backlog as prices on a portion of those orders are fixed. If we are not able to recover cost increases through surcharges or permanent price increases to our customers, then such increases will have an adverse effect on our financial condition, profitability and/or cash flows. Furthermore, surcharges or permanent price increases may not be accepted by our customers, resulting in them choosing to order from our competitors instead of us. Any significant decrease in orders could have an adverse effect on our net sales, financial condition, profitability and/or cash flows. Additionally, if costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in costs, then our higher component costs could put us at a material disadvantage as compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Labor issues may adversely impact our results.

Our production, or the production of our suppliers, could be disrupted by labor issues including availability of skilled workforce in locations in which we and our suppliers operate due to competition, absenteeism, public health issues, strikes or other factors. In addition, our production schedules assume the availability of sufficient workforce in areas in which our facilities operate at anticipated labor rates. If sufficient workforce is not available or rates are higher than we anticipate, it could have an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits.

We are dependent on U.S. and foreign government contracts for a substantial portion of our business. Approximately 19% of our net sales in 2023 were to the U.S. government. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

•
The Weapon Systems Acquisition Reform Act and the Competition in Contracting Act require competition for U.S. defense programs in most circumstances. Competition for DoD programs that we currently have has resulted and could in the future result in the U.S. government awarding future contracts to another manufacturer or could result in the U.S. government awarding the contracts to us at lower prices and operating margins than we experience under the current contracts. As an example, in February 2023, the DoD awarded the JLTV Family of Vehicles follow on contract to another company based on, at least in part, a lower price.
•
Competitions for U.S. government contracts are intense, and we cannot provide any assurance that we will be successful in current or future procurement competitions in which we participate, as evidenced by the award of the JLTV follow on contract to another company. In addition, the U.S. government has become more aggressive in seeking to acquire the design rights to the Company’s current and potential future programs to facilitate competition for manufacturing our vehicles.
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
•
The funding of DoD programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, which is currently the case for the U.S. government's fiscal 2024 budget, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. The current continuing resolution funding the U.S. government expires on March 1, 2024 or March 8, 2024, depending on the group of the U.S. government in which the department falls. Furthermore, in years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.
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
•
Our Defense segment results may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive. A majority of our contracts in the Defense segment are large in size and require significant personnel and production resources, and when our government customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources. Backlog on the domestic JLTV contract is approximately $1 billion at December 31, 2023 and production is expected to conclude in early 2025. Costs may be incurred with the completion and wind down of that program.
•
We may not receive the contracts that we expect. Although we anticipate additional orders for JLTV products from international customers, there is no assurance that these will materialize.
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

We have manufacturing and other operations in locations prone to severe weather and natural disasters, including tornados, earthquakes, floods, hurricanes or tsunamis that could disrupt our operations. Our suppliers and customers also have operations in such locations. Severe weather, a natural disaster or other conditions or events that result in a prolonged disruption to our operations, or the operations of our customers or suppliers, could delay delivery of parts, materials or components to us or sales to our customers and could have a material adverse effect on our net sales, financial condition, results of operations and/or cash flows.

Disruptions within our dealer network could adversely affect our business.

Although we sell the majority of our products directly to the end user, we market, sell and service products through a network of independent dealers in the Vocational segment and in a limited number of markets for the Access segment. As a result, our business with respect to these products is influenced by our ability to establish and manage new and existing relationships with dealers. While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our independent dealers experience in operating their businesses due to economic conditions or other factors or as a result of an alleged failure by us or an independent dealer to comply with the terms of our dealer agreement. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, disruption of dealer coverage within a specific state or other geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our net sales, financial condition, results of operations and/or cash flows.

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

Significant consolidation in our customer and dealer bases could enhance the influence of customers and dealers over our business strategy. Intensified consolidation in the industries we serve may provide our customers and dealers with additional leverage in negotiations around our product and service offerings. For example, the Access segment’s largest customers are rental companies that serve the end user equipment rental markets. Should larger access equipment customers continue to grow through the acquisition of smaller rental companies, their buying influence may grow and may impact the competitive environment within the industry. Similarly, the fire apparatus market distribution channel is comprised of a relatively small number of dealers that if they were to consolidate may create additional pricing pressure, as well as concentrated credit exposures, as our reliance on a smaller group of larger individual dealerships increases. If that trend in customer and dealer consolidation continues, it could have an unfavorable impact on our pricing and product margins.

Competition and Strategy Risks

We face significant competition in the markets we serve.

The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of brand awareness, product innovation, performance, quality, reliability, availability, price, service and support, ability to meet customer specifications and the extent to which a company offers single-source customer solutions. Certain of our competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than we do, which may put us at a competitive disadvantage. We also face pricing pressure from international competitors that attempt to gain domestic market share through importing and selling products at below market prices, particularly in the Access segment. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. We cannot provide any assurance that our products will continue to compete effectively with the products of competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers.

We produce Caterpillar-branded telehandlers for distribution through the Caterpillar Inc. dealer network through a long-term license with Caterpillar Inc. that ends in 2024. Caterpillar-branded telehandlers accounted for $410.0 million in sales in fiscal 2023. If we are unable to replace the Caterpillar-branded revenue through sales or our telehanders, including our new agricultural telehandlers, the expiration of the Caterpillar license could have a material adverse effect on our net sales, financial condition, results of operations and/or cash flows.

We may not realize all of the anticipated benefits of our acquisitions.

We are continuously evaluating potential acquisitions to support our business strategy. For example, in August 2023, we completed our acquisition of AeroTech from JBT Corporation. As part of this evaluation process, we perform due diligence to identify potential risks associated with the potential transaction. We also make assumptions regarding future performance of the acquired business. We cannot provide any assurance we will be able to successfully achieve the benefits of any business acquisition due to a variety of risks, including the following:

•
Our ability to identify acquisition targets and consummate transactions;

•
Our failure to achieve the acquisition’s expected future financial performance or realize assumed efficiencies or assumed cost reductions;
•
There may be a cultural mismatch that exists between us and the acquired business;
•
We may experience delays or unexpected difficulties in integrating the acquired business;
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

One of our growth strategies is emphasizing our new product development as we seek to expand sales and margins by leading our core markets in the introduction of new or improved products and technologies or expanding our portfolio into adjacent markets. Our ability to match product improvements and new product offerings to diverse global customers’ anticipated needs for different types of products and various product features and functions, at acceptable prices, is critical to our success. We may not be able to compete as effectively, and ultimately satisfy the needs and preferences of our customers, unless we can continue to improve existing products and develop new innovative products in the global markets in which we compete. While we spent $134 million, $113 million and $103 million for research and development in 2023, 2022 and fiscal 2021, respectively, we cannot provide any assurance that this level of investment in research and development will be sufficient to maintain our competitive strength in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop product improvements or new products. Our competitors’ new products may arrive in the market before our products arrive and be more attractive with more features and functions and/or lower prices than our products. If we are unable to provide continued technological improvements in our products that meet our customers’ or the industry’s expectations, then the demand for our products could be adversely affected.

In response to legislative, regulatory, investment community and societal concerns regarding global climate change and related efforts to limit greenhouse gas emissions, including changes in customer preferences and changes in regulations, we face greater pressure to develop products that generate less greenhouse gas emissions. Many manufacturers foresee sales of electric-powered vehicles and mobile equipment becoming increasingly important to their businesses, and we may not have the expertise or resources to successfully address these pressures on a cost-effective basis. While we continue to develop and offer more propulsion choices in our products, such as electric-powered vehicles or mobile equipment with lower emissions, this will continue to require us to spend additional funds on product research and development and implementation costs and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage. If we do not accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric-powered vehicles or mobile equipment and other technologies that minimize emissions, competition from others could make our specialty vehicles or mobile equipment less desirable in the marketplace.

We are subject to fluctuations in exchange rates associated with our non-U.S. operations that could adversely affect our results of operations and may significantly affect the comparability of our results between financial periods.

Approximately 17% of our net sales in 2023 were attributable to products sold outside of the United States, of which approximately 46% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Australian dollar and the British pound sterling may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any further appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will continue to increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

We may not be able to expand international operations or increase sales and profitability consistent with our growth targets.

Expanding international operations and sales is a part of our growth strategy. International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs upon our products (which include tariffs in response to tariffs that the U.S. imposes) and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, sporadic order patterns, governmental expropriation, uncertainties or delays in collection of accounts receivable and differences in business practices. We may incur increased costs, including increased supply chain costs, and experience delays or disruptions in production schedules, product deliveries or payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. Among other things, there are additional logistical requirements associated with international sales, which increase the amount of time between the completion of production and our ability to recognize related revenue. In addition, expansion into foreign markets requires the establishment of distribution networks and may require modification of products to meet local requirements or preferences. Establishment of distribution networks or modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth. In addition, our entry into certain markets that we wish to enter may require us to establish a joint venture or face competition from national state-backed competitors. Identifying an appropriate joint venture partner and creating a joint venture could be more time consuming, more costly and more difficult than we anticipate. Local government policy and influence can also impact international competition, such as in China where a state-controlled economy favors local market participants.

Financial Risks

We are subject to changes in contract estimates.

We account for substantially all long-term contracts in the Defense segment utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions regarding the timing of receipt of delivery orders from our government customer and technical issues. Due to the size and nature of these contracts, the estimate of costs is complicated and subject to many variables. We must make assumptions regarding expected increases in material costs, wages and employee benefits, engineering hours, productivity and availability of labor and allocated fixed costs. Changes to production costs, overhead rates, learning curves and/or supplier performance can also impact these estimates. For instance, cumulative catch-up adjustments on contracts in the Defense segment negatively impacted operating income by $44.9 million in 2022, primarily as a result of higher anticipated material costs. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders from the government will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition and/or profitability.

We may experience losses in excess of our recorded reserves for doubtful accounts and guarantees of indebtedness of others.

As of December 31, 2023, we had consolidated gross receivables of $1.3 billion. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $668.5 million, under which we estimate our maximum exposure to be $104.9 million. We evaluate the collectability of receivables and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential current and future losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers, past collections experience, and existing and future market conditions. Prolonged or more severe economic weakness may result in additional requirements for reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the Access segment’s ten largest debtors at December 31, 2023 represented approximately 29% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At December 31, 2023, approximately 75% of these intangibles were concentrated in the Access segment. We evaluate goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term net sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. In addition, our revolving credit facility is subject to variable interest rates. An increase in general interest rates, as has occurred during 2023, would also increase our cost of borrowing under our credit agreement.

Additional liabilities relating to changes in tax rates or exposure to additional income tax liabilities could adversely impact our financial condition and cash flow.

We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Changes in our effective tax rate as a result of changes in tax laws or regulations and judicial or regulatory interpretations of those laws or regulations, the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles, or changes in the valuation of deferred tax assets could adversely affect our future results of operations. In addition, certain tax policy efforts, including any tax law changes resulting from the Organization for Economic Cooperation and Development (OECD) and the G20's inclusive framework on Base Erosion and Profit Sharing (BEPS), could adversely impact our tax rate and subsequent tax expense. In addition, the amount of income taxes that the Company pays is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts that the Company has reserved for potential tax liabilities, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

Cybersecurity Risks

Increased cybersecurity threats and more sophisticated computer crime pose a risk to our systems, networks, operations, products and services.

We rely extensively on information technology systems and networks, some of which third-parties manage, supporting a variety of business activities. Operating these information technology systems and networks and processing and maintaining related data in a secure manner is critical to our business operations and strategy. Information technology security threats, from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting the security, integrity and/or reliability of the hardware and software that we have installed in our products. It is possible that our information technology systems and networks, or those that third-parties manage or provide, could have vulnerabilities, which could go unnoticed for a period of time. Further, as a defense contractor, we face many cyber and security threats that can range from attacks common to most industries, which could have financial or reputational consequences, to advanced persistent threats on our defense programs, which could involve information that is considered a matter of national security. While we have utilized and continue to utilize various procedures and controls to mitigate such risks, we cannot assure that the actions and controls we have implemented and are implementing, or that we cause or have caused third-party service providers to implement, will be sufficient to protect our systems, information or other property. We have experienced cyber security threats and vulnerabilities in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack may include reputational damage, litigation with third-parties, government enforcement actions, penalties, disruption to our systems or operations of our facilities, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, increased cybersecurity protection costs and unplanned remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition.

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

We may be required to make material expenditures or incur additional liabilities to comply with changes in environmental laws or climate change regulations or to meet the increasing societal expectations on companies to address climate change.

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

Climate change attributed to increased levels of greenhouse gases, including carbon dioxide, has led to significant legislative, regulatory, investment community and societal efforts to limit greenhouse gas emissions. These considerations may lead to new international, national, regional, or local legislation or regulatory responses. The legislation of greenhouse gases could result in unfavorable financial impacts through various forms including taxation, emission allowances, fines, requirements for facilities improvement investment and higher energy costs. The impact of any future greenhouse gas legislation, regulatory, or product standard requirements is unknown, and therefore, we are uncertain of the potential impact that future changes may have.

Our global facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing air emissions, noise, releases to soil and discharges to water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. Certain environmental laws impose strict, retroactive and joint and several liability for the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third-parties. We could be subject to fines, cleanup costs or other costs or damages under environmental laws if we are not in compliance with environmental regulations. We may be subject to other more stringent environmental laws in the future that could have a material adverse impact on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding December 31, 2023.

ITEM 1C. CYBERSECURITY

The Company maintains a cybersecurity risk management program, led by a Chief Information Security Officer (CISO), that is responsible for the Company’s overall cybersecurity strategy, policy, architecture, and cyber threat detection and response. The CISO, who reports to the Company’s Chief Information Officer (CIO), has a Bachelor degree in Information Systems and MBA and is a Certified Information Systems Security Professional with over a decade of professional cybersecurity experience. The program aligned industry frameworks and controls from the National Institute of Standards and Technology. Leveraging these frameworks and controls allows the Company to identify the fundamental security capabilities and controls necessary to maintain and enhance the program. The Company utilizes a wide range of capabilities to maintain cybersecurity, including threat intelligence, multi-factor authentication, endpoint detection and response, and security automation.

As part of the cybersecurity risk management program, the Company has a set of Company-wide cybersecurity policies and procedures, including an Acceptable Use Policy as well as other policies covering subjects such as Access Control, Awareness and Training, Audit and Accountability, Configuration Management, Identification and Authentication, Media Protection, System and Communications Protection, and Incident Response. These policies and procedures go through an internal review process and are approved by appropriate members of management. The Company requires all personnel, including contingent workers and business partners handling information on the Company’s behalf to follow its cybersecurity policies and procedures. Regular training modules educate the Company’s team members on relevant cyber threats and trends and help prepare them for real-life phishing threats.

The Company implements processes to assess and manage risks associated with using third-party information system service providers. This risk assessment process assesses both the service provider's security posture as well as the security controls available from the third-party information system. The service provider’s security posture assessment includes reviewing any third-party party attestations as well as third-party controls in the following areas: assets, data flows, authentication, access, monitoring, response, and recovery. Depending on the type of system or data, additional controls may be assessed.

The Incident Response Plan includes processes for detecting, containing, and responding to incidents including processes for reporting incidents to management and the Board of Directors. The Company periodically performs simulations and tabletop exercises at a management level and incorporates external advisors as needed. The Company engages third-party services to conduct evaluations of its security controls, whether through penetration testing, independent audits or consulting on best practices to address cybersecurity risks.

Assessing, identifying and managing cybersecurity related risks are integrated into the Company's overall Organization Risk Management (ORM) program. Cybersecurity related risks are included in the risk universe that the ORM program evaluates to assess top risks to the enterprise on an annual basis. To the extent the ORM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.

The Board of Directors is responsible for general oversight of the Company's risk management program, including cybersecurity risks. The Board of Directors receives an annual report from senior management through the ORM program and material risk assessments and mitigation strategies, including with respect to cybersecurity risks.

The Audit Committee of the Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity risks, to help align the Company's risk exposure with its strategic objectives. The CIO provides periodic updates to the Audit Committee on the status of the Company’s cybersecurity risk management program; the Company’s information systems, cybersecurity, data privacy and other risks; and the steps management has taken to identify, monitor and mitigate such risks. The Audit Committee is also briefed on cyber crisis contingency planning and incident recovery capabilities and matters related to any material cybersecurity incident the company may experience.

The Company's business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but the Company cannot provide assurance that it will not be materially affected in the future by cybersecurity risks, threats or incidents. See Item 1A under the caption "Increased cybersecurity threats and more sophisticated computer crime pose a risk to our systems, networks, operations, products and services." for additional information on cybersecurity risks applicable to the Company.

ITEM 2. PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of December 31, 2023, the Company operated in 34 significant manufacturing facilities. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	Location (# of facilities)	Segment	Location (# of facilities)
Access	McConnellsburg, Pennsylvania (3) (a)	Vocational	Appleton, Wisconsin (2)
	Shippensburg, Pennsylvania (1)		Bradenton, Florida (1)
	Greencastle, Pennsylvania (1)		Kewaunee, Wisconsin (1)
	Tianjin, China (2) (c)		Clearwater, Florida (1) (b)
	Tonneins, France (1) (b)		Neenah, Wisconsin (1) (b)
	Port Macquarie, Australia (1)		Saint-Georges, Quebec, Canada (1)
	Leicester, United Kingdom (1)		Dodge Center, Minnesota (1)
	Bedford, Pennsylvania (1)		Garner, Iowa (1)
	Leon, Mexico (1)		Riceville, Iowa (1)
	Norgara, Italy (1)		Murfreesboro, Tennessee (1)
	Jefferson City, Tennessee (1) (d)		Orlando, Florida (1)
Ogden, Utah (1)
Defense	Oshkosh, Wisconsin (4)		Warrenton, Oregon (1) (b)
	Spartanburg, South Carolina (1) (b)		Ciudad Juarez, Mexico (1) (b)

(a)
Two facilities are owned, and the other is leased.
(b)
These facilities are leased.
(c)
One facility is owned, and the other is leased.
(d)
Facility also produces sub-components for Defense.

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

In addition to sales and service activities at the Company’s manufacturing facilities, the Company maintains a network of sales and service centers in the U.S. The Company uses these facilities primarily for sales and service of refuse collection vehicles and front-discharge concrete mixers. The Access segment also leases a number of small distribution, engineering, administration or service facilities throughout the world.

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

Personal injury actions and other. At December 31, 2023, the estimated net liabilities for product and general liability claims totaled $50.1 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after considering the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of February 29, 2024, concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
John C. Pfeifer	58	President and Chief Executive Officer
Ignacio A. Cortina	52	Executive Vice President, Chief Legal Officer and Secretary
Jayanthi Iyengar	62	Executive Vice President and Chief Technology and Strategic Sourcing Officer
James W. Johnson	59	Executive Vice President and President, Vocational Segment
Mahesh Narang	48	Executive Vice President and President, Access Segment
Michael E. Pack	49	Executive Vice President and Chief Financial Officer
Timothy S. Bleck	49	Senior Vice President and President, Defense Segment
Bryan K. Brandt	55	Senior Vice President and Chief Marketing Officer
Anupam Khare	59	Senior Vice President and Chief Information Officer
Emma M. McTague	50	Senior Vice President and Chief Human Resources Officer

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

Ignacio A. Cortina. Mr. Cortina joined the Company in 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, serving as the Company’s Vice President and Deputy General Counsel from 2011 to 2015 and Senior Vice President, General Counsel and Secretary from 2015 to 2016. Prior to joining the Company, he spent seven years in private practice in the Washington, D.C. area. He was appointed to Executive Vice President, General Counsel and Secretary in 2016. He was appointed to his current position of Executive Vice President, Chief Legal Officer and Secretary in February 2023. Mr. Cortina is a director of Alliant Energy Corporation.

Jayanthi Iyengar. Ms. Iyengar joined the Company in January 2022 as Executive Vice President and Chief Technology and Strategic Sourcing Officer. Prior to joining the Company, she served as Chief Technology and Quality Officer - CNH Industrial N.V., a designer, manufacturer and marketer of agricultural machinery and construction equipment, from 2019 to January 2022. Prior to that, Ms. Iyengar served as Senior Vice President Chief Innovation & Technology Officer - Xylem Inc., a water technology provider, from 2015 to 2019. Prior to that, Ms. Iyengar served as Vice President, Aerospace Engineering & Technology Officer - Eaton Corporation, a multinational power management company, from 2012 to 2015. Ms. Iyengar is a director of Array Technologies, Inc.

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

Mahesh Narang. Mr. Narang previously served as Vice President - Cummins Inc., a designer, manufacturer, and distributor of a broad portfolio of power solutions, including as President - Components at Cummins Inc. from 2021 to October 2023. In this role, he was responsible for the strategic direction and led all operational aspects of the company’s global Components business. Components manufactures and sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. Prior to that role, Mr. Narang held positions of increasing responsibility since joining Cummins in 2003, including as President - Cummins Emission Solutions from 2017- 2021. Cummins Emission Solutions is a designer, integrator, manufacturer and distributor of exhaust aftermarket systems and components. He was appointed to his current position of Executive Vice President and President, Access Segment in November 2023. Mr. Narang is a director of MOOG Inc.

Michael E. Pack. Mr. Pack joined the Company in 2006 as Senior Director of Financial Analysis and Controls and has served in various assignments in the Commercial, Access and Fire & Emergency segments, including Vice President Finance - Fire & Emergency from 2012 to 2020. He was appointed to his current position of Executive Vice President and Chief Financial Officer in April 2020.

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

Emma M. McTague. Ms. McTague joined the Company in 2015 as Vice President and Chief Human Resources Officer for the Access segment. She was appointed to her current position of Senior Vice President and Chief Human Resources Officer in February 2021. Ms. McTague is a director of Zurn Elkay Water Solutions Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	$—	—	11,284,882
November 1 - November 30	—	$—	—	11,284,882
December 1 - December 31	—	$—	—	11,284,882
Total	—		—	11,284,882
(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At December 31, 2023, the Company had repurchased 715,118 shares under this authorization. As a result, the Company had 11,284,882 shares of Common Stock remaining available for repurchase under the repurchase authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Common Stock Information

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of February 22, 2024, there were 1,939 holders of record of the Common Stock.

Item 12 of this Annual Report on Form 10-K contains certain information relating to the Company’s equity compensation plans.

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The SEC requires the Company to include a line graph presentation comparing cumulative five-year Common Stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s MidCap 400 market index as the broad-based index and the companies currently in the Standard Industry Classification Code 371 Index (motor vehicles and equipment) (the SIC Code 371 Index) as a more specific comparison.

The comparisons assume that $100 was invested on September 30, 2018 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The fiscal 2023 return listed in the charts below is based on closing prices per share on December 31, 2023. On that date, the closing price for the Company’s Common Stock was $108.41.

* $100 invested on September 30, 2018 in stock or index, including reinvestment of dividends.

	September 30,			December 31,
	2019	2020	2021	2022	2023
Oshkosh Corporation	$108.00	$106.36	$150.07	$131.75	$164.99
S&P MidCap 400 market index	97.51	95.40	137.07	128.70	149.86
SIC Code 371 Index	97.02	221.31	368.06	201.13	314.57

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Oshkosh Corporation is an innovative industrial company focused on the design, development and manufacture of purpose-built vehicles and equipment that enhance safety, maximize productivity, lower total cost of ownership and simplify fleet management to support those who perform some of the most difficult jobs in the world. The Company is a leading global designer and manufacturer of aerial work platforms under the “JLG” brand name. The Company is among the worldwide leaders in the design and manufacturing of telehandlers under the “JLG” and “SkyTrak” brand names. Under the “Jerr-Dan” brand name, the Company is a leading domestic designer and manufacturer of towing and recovery equipment. The Company manufactures defense trucks under the “Oshkosh” brand name and is a leading designer and manufacturer of severe-duty, tactical wheeled vehicles for the U.S. Department of Defense (DoD) and other militaries. The Company also designs and manufactures delivery vehicles for the United States Postal Service (USPS) under the “Oshkosh” brand name. Under the “Pierce” and "Maxi-Metal" brand names, the Company is among the leading global designers and manufacturers of fire trucks assembled on both custom and commercial chassis. Under the “Frontline” brand name, the Company is a leading domestic designer, manufacturer and marketer of command vehicles. The Company designs and manufactures Aircraft Rescue and Firefighting (ARFF) vehicles under the “Oshkosh” brand name. Under the “McNeilus” brand name, the Company designs and manufactures a wide range of automated, rear, front, side and top loading refuse collection vehicles. Under the “Oshkosh” brand name, the Company designs and manufactures front-discharge concrete mixers. Under the “IMT” brand name, the Company is a leading domestic designer and manufacturer of field service vehicles and truck-mounted cranes. Under the “Jetway,” brand name, the Company is one of the leading global designers and manufacturers of aircraft passenger boarding bridges. Under the “Commander,” “LEKTRO” and "Tempest" brand names, the Company is one of the leading global designers and manufacturers of airport ground support equipment.

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights, as well as carriers and wreckers. Access products are sold to equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies.

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

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of February 29, 2024.

BASIS OF PRESENTATION

In October 2021, the Company’s changed its fiscal year end from September 30 to December 31. Accordingly, the Company reported a transition quarter that ran from October 1, 2021 through December 31, 2021. Fiscal 2021 relates to the year ended September 30, 2021. Fiscal 2022 and 2023 relate to the years ended December 31, 2022 and December 31, 2023, respectively.

OVERVIEW

Fiscal 2023 was a very successful year for the Company, with growth in revenue, operating income and diluted earnings per share. Results for fiscal 2023 significantly exceeded our initial expectations for the year as the Company's initial guidance reflected modest supply chain improvements, which were expected to limit revenues and contribute to production inefficiencies. Continued improvements in supply chain conditions, actions the Company has taken to improve production resiliency in a constrained supply environment, improved sales mix and disciplined pricing helped the Company achieve the improved performance. The Company also completed the strategic acquisitions of JBT AeroTech (AeroTech) and Hinowa S.p.A. (Hinowa). These acquisitions advance our purpose — to make a difference in the lives of those who build, serve and protect communities across the globe. Our acquisitions also broaden the end markets that we serve. In particular, we have increased our participation in the attractive air transportation support market with the AeroTech acquisition, an industry with strong secular growth projections. The Company has also made targeted investments in manufacturing capacity in order to meet the growing needs of our customers in the future. During the year, we made significant progress in preparing for the start of production of the Next Generation Delivery Vehicles (NGDV) for the USPS in April 2024.

The Company grew revenues 16.6% in fiscal 2023 compared to fiscal 2022, resulting in diluted earnings per share of $9.08. Earnings per share were significantly higher than earnings per share of $2.63 in fiscal 2022 largely due to improved price/cost dynamics, the impact of higher gross margin associated with higher sales volume, improved mix, favorable cumulative catch-up adjustments in the Defense segment on contracts in fiscal 2023 compared to unfavorable adjustments in fiscal 2022, the absence of a charge of $31.3 million associated with foreign anti-hybrid tax legislation due to comments made by taxing authorities of the applicable jurisdiction in 2022 and the absence of a loss on the settlement of a frozen defined benefit pension plan, offset in part by higher incentive compensation costs and increased operating expenses to support higher sales levels.

Fiscal 2023 results included amortization of intangible assets of $41.7 million, costs related to the acquisition of AeroTech of $12.9 million, a loss on the sale of an equity method investment of $7.8 million, amortization of inventory fair value step-up associated with the AeroTech acquisition of $7.1 million, net gains and losses on the sale of businesses of $5.3 million and restructuring costs of $4.4 million, offset in part by a gain on a settlement with the Company's pension advisor of $4.7 million. In aggregate, these items accounted for a net after-tax charge of $59.2 million, or $0.90 per share, in fiscal 2023. Fiscal 2022 results included a loss of $33.6 million for the settlement of the frozen pension plan, a charge of $18.1 million associated with foreign anti-hybrid tax legislation, amortization of intangible assets of $11.6 million, a charge of $7.7 million for the impairment of intangible assets and a charge of $4.6 million for the release of cumulative translation adjustment losses. In aggregate, these items accounted for a net after-tax charge of $63.7 million, or $0.96 per share, in fiscal 2022.

The Company announced an increase in its quarterly dividend rate of 12.2%, to $0.46 per share, beginning in February 2024. This was the Company’s tenth straight year of a double-digit percentage increase to its dividend rate.

FISCAL 2024 OUTLOOK

The Company estimates consolidated net sales will be in the range of $10.4 billion in fiscal 2024, compared to $9.7 billion in fiscal 2023. The Company expects consolidated operating income will be in the range of $925 million, resulting in diluted earnings per share in the range of $9.45. Included in the Company's expectations is amortization of intangible assets of approximately $65 million, or $0.80 per share. Excluding amortization of intangible assets, the Company expects adjusted diluted earnings per share to be in the range of $10.25.

Demand for the Company's products has remained strong as indicated by order intake of $3.5 billion in the fourth quarter of fiscal 2023, leading to the Company’s record backlog of $16.8 billion on December 31, 2023. The Company’s guidance reflects the full year benefits of the Company's acquisitions completed in 2023, its pricing actions, its investments in growing capacity and incremental supply chain improvements, offset in part by lower JLTV sales and costs associated with preparing for the start of NGDV production.

The Company believes Access segment net sales will be in the range of $5.2 billion in fiscal 2024, a 4% increase compared to fiscal 2023 net sales. The Company experienced order growth in fiscal 2023 that resulted in the Access segment exiting the year largely booked for fiscal 2024. With strong market dynamics and continued normalization of supply chains, the Company expects operating margin in the Access segment in fiscal 2024 will be in the range of 14.8%, consistent with fiscal 2023. Fiscal 2024 operating margin expectation for the Access segment includes an approximate $20 million increase in new product development costs.

The Company expects Defense segment net sales will be in the range of $2.1 billion in fiscal 2024, which is consistent with fiscal 2023 net sales. The Company's expectation reflects lower JLTV volumes, offset by higher Family of Medium Tactical Vehicle and Family of Heavy Tactical Vehicle volumes. The Company expects Defense segment operating margin will be in the range of 2.1% in fiscal 2024, down from 4.4% in fiscal 2023. The Company expects unfavorable product mix and NGDV-related start-up costs to account for the lower operating margin in fiscal 2024 as compared to fiscal 2023. The Company expects NGDV first year production start-up costs combined with increased new product development will reduce operating income in the Defense segment by approximately $35 million in fiscal 2024 as compared to fiscal 2023.

The Company expects Vocational segment net sales will be in the range of $3.1 billion in fiscal 2024, an increase of 20% compared to the fiscal 2023 net sales. The Company’s expectation reflects the full year benefit of the AeroTech acquisition, which is expected to contribute approximately $420 million of incremental sales versus fiscal 2023. The Company expects Vocational segment operating margin in fiscal 2024 will be in the range of 9.4% as compared to 7.2% in fiscal 2023. The segment's operating income margin is expected to increase in 2024 as municipal customer orders in backlog for delivery in fiscal 2024 were booked at significantly higher prices.

The Company estimates corporate expenses in fiscal 2024 will be approximately $180 million, with higher new product development investments expected to largely offset lower incentive compensation costs. The Company estimates net interest expense will be approximately $90 million in fiscal 2024 as compared to $53.8 million in fiscal 2023. The Company estimates the tax rate for fiscal 2024 will be approximately 24.5% and the average share count will be approximately 66.2 million shares.

The Company expects consolidated net sales in the first quarter of fiscal 2024 to be in the range of $2.5 billion, consistent with the fourth quarter of fiscal 2023. The Company expects sequential growth in sales and operating income margins in the Access and Vocational segments to be offset by lower Defense sales and operating income margins. The Company expects earnings per share in the first quarter of fiscal 2024 will be in the range of $2.05, reflecting the lower sales and unfavorable mix in the Defense segment, offset in part by the return of incentive compensation costs to target levels.

RESULTS OF OPERATIONS- FISCAL 2023 COMPARED WITH FISCAL 2022

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Net sales	$9,657.9	$8,282.0	$1,375.9	16.6%
Cost of sales	7,977.1	7,227.6	749.5	10.4%
Gross income	1,680.8	1,054.4	626.4	59.4%
% of sales	17.4%	12.7%	470 bps
SG&A expenses	810.4	662.8	147.6	22.3%
Amortization	32.8	11.6	21.2	182.8%
Impairment charge	—	7.7	(7.7)	-100.0%
Operating income	837.6	372.3	465.3	125.0%
% of sales	8.7%	4.5%	420 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
North America	$8,216.8	$7,468.2	$748.6	10.0%
Europe, Africa and Middle East	948.6	455.2	493.4	108.4%
Rest of the world	492.5	358.6	133.9	37.3%
	$9,657.9	$8,282.0	$1,375.9	16.6%

Consolidated net sales increased as a result of higher consolidated volume ($630 million), higher pricing in response to higher input costs ($401 million) and the inclusion of sales related to acquisitions ($365 million).

The increase in consolidated gross margin was due to improved pricing (320 basis points) and improved sales mix (120 basis points).

The increase in consolidated selling, general and administrative expenses was generally a result of higher incentive compensation costs ($68 million), operating costs related to acquired businesses ($32 million), increased information technology costs ($15 million), acquisition costs related to AeroTech ($13 million) and increased advertising costs ($11 million).

The increase in consolidated amortization relates to the acquisitions of AeroTech and Hinowa during fiscal 2023.

The increase in consolidated operating income was primarily due to improved price ($401 million), the impact of higher gross margin associated with higher sales volume ($138 million), improved sales mix ($112 million) and the absence of unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($45 million), offset in part by higher incentive compensation costs ($110 million), higher manufacturing costs ($49 million) and increased operating expenses to support higher sales levels in the Access segment ($38 million).

The following table presents consolidated non-operating changes (in millions):

	Year Ended December 31,
	2023	2022	Change
Interest expense, net of interest income	$(53.8)	$(43.9)	$(9.9)
Miscellaneous, net	13.8	(52.8)	66.6

Provision for income taxes	190.0	97.5	92.5
Effective tax rate	23.8%	35.4%

Gains (losses) of unconsolidated affiliates	$(9.6)	$(4.2)	$(5.4)

Interest expense, net of interest income increased in fiscal 2023 due to increased borrowings on the Company's revolving credit facility and lower cash holdings as a result of the acquisition of AeroTech.

Miscellaneous, net includes gains and losses on investments, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Miscellaneous income, net in fiscal 2023 included a gain on a settlement with the Company's pension advisor ($5 million) and gains on foreign currency transactions ($5 million). Miscellaneous expense, net in fiscal 2022 included a loss on the settlement of a frozen pension plan ($34 million), unrealized loss on an investment ($10 million) and losses on foreign currency transactions ($7 million).

Income tax expense in fiscal 2022 included a charge of $31.3 million as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities. See Note 7 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Gains and losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments. During the first quarter of fiscal 2023, the Company wrote down its investment in an equity interest in an entity in Mexico by $6 million based on the estimated fair market value of the entity. The Company completed the sale of its interest in the entity during the third quarter of fiscal 2023, resulting in an additional loss of $2 million.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Net sales	$4,990.0	$3,972.1	$1,017.9	25.6%
Cost of sales	3,954.0	3,432.2	521.8	15.2%
Gross income	1,036.0	539.9	496.1	91.9%
% of sales	20.8%	13.6%	720 bps
SG&A expenses	288.6	226.3	62.3	27.5%
Amortization	8.6	0.4	8.2	2050.0%
Operating income	738.8	313.2	425.6	135.9%
% of sales	14.8%	7.9%	690 bps

Access segment net sales increased as a result of improved sales volume ($703 million) as supply chain improvements supported higher production levels, higher pricing in response to higher input costs ($239 million) and the inclusion of sales related to the Hinowa acquisition ($73 million).

The increase in Access segment gross margin was due to improved pricing (360 basis points), lower material & logistics costs (150 basis points), improved sales mix (140 basis points) and favorable manufacturing absorption (100 basis points), offset in part by higher incentive compensation costs (50 basis points).

The increase in Access segment selling, general and administrative expenses was generally a result of higher incentive compensation costs ($25 million), increased information technology costs ($13 million), higher product liability costs ($10 million), increased advertising costs ($8 million) and the inclusion of operating costs related to Hinowa ($4 million).

The increase in Access segment operating income was primarily due to improved pricing ($239 million), the impact of higher gross margin associated with higher sales volume ($181 million), improved sales mix ($65 million) and lower material & logistics costs ($30 million), offset in part by higher incentive compensation costs ($49 million) and increased operating expenses to support higher sales levels ($38 million).

Defense

The following table presents the Defense segment results (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Net sales	$2,098.2	$2,141.3	$(43.1)	-2.0%
Cost of sales	1,869.9	1,951.5	(81.6)	-4.2%
Gross income	228.3	189.8	38.5	20.3%
% of sales	10.9%	8.9%	200 bps
SG&A expenses	131.3	131.9	(0.6)	-0.5%
Amortization	5.4	6.1	(0.7)	-11.5%
Impairment charge	—	5.6	(5.6)	-100.0%
Operating income	91.6	46.2	45.4	98.3%
% of sales	4.4%	2.2%	220 bps

Defense segment net sales decreased due to lower volume ($95 million) due to lower customer requirements for the Company's JLTV, offset in part by favorable cumulative catch-up adjustments in fiscal 2023 compared to unfavorable cumulative catch-up adjustments in fiscal 2022 ($50 million). The U.S. Army, which purchased Government Purpose Rights to the Oshkosh JLTV design, conducted a full and open competition for follow-on JLTV production in which Oshkosh Defense participated. In February 2023, the DoD awarded the JLTV follow on contract to another company. JLTV accounted for sales of $0.98 billion in fiscal 2023.

The increase in gross margin in the Defense segment was due to changes in cumulative catch-up adjustments on contracts (200 basis points) and lower new product development expenses (80 basis points), offset in part by higher inventory obsolescence reserves (40 basis points).

The decrease in Defense segment selling, general and administrative expenses was primarily due to a gain on the sale of the Company's snow removal apparatus business ($8 million), offset in part by higher incentive compensation costs ($6 million).

The increase in operating income in the Defense segment was primarily a result of the absence of unfavorable cumulative catch-up adjustments on contract margins ($45 million), lower new product development expense ($17 million) and a gain on the sale of the Company's snow removal apparatus business ($8 million), offset in part by lower gross margin associated with lower sales volume ($12 million), higher incentive compensation costs ($11 million) and higher inventory obsolescence reserves ($9 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that increased Defense segment operating income by $5.2 million in fiscal 2023. Changes in estimates on contracts accounted for under the cost-to-cost method decreased Defense segment operating income by $44.9 million in fiscal 2022.

Vocational

The following table presents the Commercial segment results (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Net sales	$2,578.1	$2,175.7	$402.4	18.5%
Cost of sales	2,143.2	1,842.2	301.0	16.3%
Gross income	434.9	333.5	101.4	30.4%
% of sales	16.9%	15.3%	160 bps
SG&A expenses	230.6	171.9	58.7	34.1%
Amortization	18.8	5.1	13.7	268.6%
Impairment charge	—	2.1	(2.1)	-100.0%
Operating income	185.5	154.4	31.1	20.1%
% of sales	7.2%	7.1%	10 bps

Vocational segment net sales increased as a result of the inclusion of sales related to acquisitions ($292 million) and higher pricing in response to higher input costs ($161 million), offset in part by the impact of the sale of the rear discharge concrete mixer business in the first quarter of fiscal 2023 ($79 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (480 basis points), offset in part by higher material costs (270 basis points) and higher production costs (80 basis points).

The increase in Vocational segment selling, general and administrative expenses was generally a result of the inclusion of operating costs related to AeroTech ($27 million), the loss on the sale of the rear discharge concrete mixer business ($13 million), acquisition costs related to AeroTech ($13 million) and higher incentive compensation costs ($11 million).

The increase in operating income in the Vocational segment was primarily due to improved pricing ($161 million), offset in part by higher material costs ($69 million), higher incentive compensation costs ($21 million), higher production costs ($21 million), the loss on the sale of the rear discharge concrete mixer business ($13 million) and acquisition costs related to AeroTech ($13 million).

Corporate and Intersegment eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Net sales	$(8.4)	$(7.1)	$(1.3)	-18.3%
Cost of sales	10.0	1.7	8.3	488.2%
Gross income	(18.4)	(8.8)	(9.6)	-109.1%
Operating expenses	159.9	132.7	27.2	20.5%
Operating income	(178.3)	(141.5)	(36.8)	-26.0%

Corporate cost of sales increased primarily as a result of higher engineering and new product development costs ($5 million) and higher incentive compensation costs ($4 million).

Corporate operating expenses increased primarily as a result of higher incentive compensation costs ($24 million).

FISCAL 2022 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2021

The comparison of the fiscal 2022 results with the year ended December 31, 2021 results can be found in the “Management’s Discussion and Analysis” section in the Company’s fiscal 2022 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. The Company expects cash flow from operations of approximately $725 million in fiscal 2024. In addition to cash generated from operations, the Company had other sources of liquidity available at December 31, 2023, including $125.4 million of cash and cash equivalents and $909.2 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance and expects to remain in compliance with the financial covenant contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes debt repayment, capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. Other uses of cash include the repurchase of the Company’s Common Stock. In fiscal 2023, the Company used available cash to repurchase 265,795 shares of Common Stock ($22.5 million).

Financial Condition at December 31, 2023

The Company’s capitalization was as follows (in millions):

	December 31,
	2023	2022
Cash and cash equivalents	$125.4	$805.9
Total debt	772.5	604.7
Total shareholders’ equity	3,705.3	3,185.7
Total capitalization (debt plus equity)	4,477.8	3,790.4
Debt to total capitalization	17.3%	16.0%

The Company’s ratio of debt to total capitalization of 17.3% at December 31, 2023 remained within its targeted range. The increase in the debt to total capitalization compared to December 31, 2022 was primarily due to the acquisition of AeroTech and corresponding borrowings on the Revolving Credit Facility.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At December 31, 2023, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) was 44 days at December 31, 2023, down slightly from 45 days at December 31, 2022. Days sales outstanding for segments other than the Defense segment was 49 days at both December 31, 2023 and 2022. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased slightly from 4.1 times at December 31, 2022 to 4.2 times at December 31, 2023. Consolidated days payables outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 72 days, up from 66 days at December 31, 2022, primarily due to the timing of cash disbursements.

Operating Cash Flows

Operating activities provided $599.6 million of cash in fiscal 2023 compared to $601.3 million in fiscal 2022. Net cash provided by operating activities remained relatively consistent between fiscal 2023 and 2022 as the increase in net income in 2023 was offset by lower cash generation from working capital. Customer advances generated $157.0 million of cash in fiscal 2023 versus $819.3 million in fiscal 2022. Cash generated from customer advances in fiscal 2022 included advances related to NGDV in the Defense segment of $302.1 million compared to $134.4 million in fiscal 2023. Additionally, fewer customers within the Vocational segment provided advance payments in fiscal 2023 than fiscal 2022.

Investing Cash Flows

Investing activities used cash of $1,285.6 million in fiscal 2023 compared to $300.4 million in fiscal 2022. The Company completed the acquisitions of AeroTech and Hinowa for $995.8 million in fiscal 2023. Additions to property, plant and equipment of $325.3 million in fiscal 2023 increased $55.8 million from fiscal 2022, driven by capital spending to expand capacity in the Access and Vocational segments and set up the NGDV manufacturing plant in Spartanburg, SC. The Company anticipates that it will spend $300 million on capital expenditures in fiscal 2024 as the Company completes its facilities in Tennessee and South Carolina.

Financing Cash Flows

Financing activities provided cash of $3.4 million in fiscal 2023 compared to the use of cash of $485.0 million in fiscal 2022. The change in cash use/generation was primarily due to changes in debt and lower share repurchases in fiscal 2023 as compared to fiscal 2022. The Company borrowed approximately $575 million to fund the acquisition of AeroTech in the third quarter of fiscal 2023. Subsequent to the acquisition, the Company used cash flow from operations to repay approximately $400 million of those borrowings. The Company repaid its $225 million term loan in the second quarter of fiscal 2022. In fiscal 2023, the Company repurchased 265,795 shares of its Common Stock at an aggregate cost of $22.5 million. The Company's Board of Directors authorized the repurchase of 12 million shares in May 2022, of which approximately 11.3 million shares remained as of December 31, 2023. In fiscal 2022, the Company repurchased 1,508,467 shares at an aggregate cost of $155.0 million.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At December 31, 2023, borrowings under the

Revolving Credit Facility of $175.0 million and outstanding letters of credit of $15.8 million reduced available capacity under the Revolving Credit Facility to $909.2 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of December 31, 2023 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2023.

Contractual Obligations

The total amount of gross unrecognized tax benefits, including interest, for uncertain tax positions was $73.6 million as of December 31, 2023. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing of the settlement, these obligations are not included in the summary of the Company’s fixed contractual obligations. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of December 31, 2023. Following is a summary of the Company’s contractual obligations and payments due by period following December 31, 2023 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$717.6	$23.1	$46.2	$337.5	$310.8
Lease obligations	315.8	66.1	95.5	65.5	88.7
Purchase obligations(2)	2,426.2	2,281.1	144.6	0.1	0.4
Other long-term liabilities(3)	325.1	52.8	82.6	49.3	140.4
	$3,784.7	$2,423.1	$368.9	$452.4	$540.3

(1)
Interest was calculated based upon the interest rate in effect on December 31, 2023.
(2)
The amounts for purchase obligations included above represent all obligations to purchase goods or services under agreements that are enforceable and legally binding and that specify all significant terms.
(3)
Represents other long-term liabilities on the Company’s Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under the Company’s pension and other postretirement benefit plans. See Note 6 of the Notes to Consolidated Financial Statements for information regarding these liabilities and the plan assets available to satisfy them.

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

Revenue Recognition. The Company recognizes revenue when control of the goods or services promised under a contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. In fiscal 2023, approximately 28% of the Company’s revenues were recognized using an over time accounting method.

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

Access and Vocational segments revenue

The Company derives revenue in the Access and Vocational segments (non-defense segments) through the sale of machinery, vehicles and related aftermarket parts and services. Customers include distributors and end-users. Contracts with customers generally exist upon the approval of a quote and/or purchase order by the Company and customer. Each contract is also assessed at inception to determine whether it is necessary to combine the contract with other contracts.

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

Revenue for performance obligations consisting of machinery, vehicles and aftermarket parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. In the Vocational segment, refuse collection vehicles are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset. Jet bridges are designed to customer specification. Revenue related to jet bridges is recognized over time based on the cost-to-cost method as the Company's performance does not create an asset with an alternative use and the Company has an enforceable right to payment for its performance completed to date.

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

Defense segment revenue

The majority of the Company’s Defense segment sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense and other specialty vehicles. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for approximately 84% of Defense segment revenue in fiscal 2023. Contracts with Defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company also designs, develops, manufactures or modifies defense products for international customers through Direct Commercial Sale contracts. The Defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

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

The Company defers contract costs that relate to a contract prior to transfer of control or to an anticipated contract, as they generate or enhance assets that will be utilized to satisfy performance obligations in the future and are expected to be recovered. Deferred contract costs are subsequently amortized on a systematic basis consistent with the pattern of transfer of the goods and services to which they relate. Unlike the JLTV and FMTV A2 contracts, for which the Company has concluded control of the performance obligations transfers continuously over the contract terms, the Company has concluded that control of the performance obligation for the USPS contract transfers during the production phase of the contract. As a result, the

Company has recognized $689.1 million of deferred contract costs related to the USPS contract at December 31, 2023 consisting of engineering costs, setup costs and tooling costs. The Company anticipates the production phase of the contract will begin in 2024.

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

Estimate-at-Completion (EAC). The Company has concluded that control of substantially all of the Defense segment’s performance obligations transfers to the customer continuously and therefore revenue is recognized over time. The Defense segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Defense segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligations. Due to the size and nature of these contracts, the estimation of total revenues and costs is highly complicated and judgmental. The Company must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. Changes to production costs, overhead rates, learning curve and/or supplier performance can also impact these estimates. These estimates are highly judgmental, particularly the non-production costs on the JLTV and FMTV A2 contracts. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. In addition, as contract modifications (e.g., new orders) are received, they are evaluated to determine if they represent a separate contract or a modification of the existing contract. As of December 31, 2023, the estimated remaining costs on the NGDV and JLTV contracts represent the majority of the total estimated costs to complete in the Defense segment. Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that increased Defense segment operating income by $5.2 million in fiscal 2023 and decreased Defense segment operating income by $44.9 million in fiscal 2022.

Fair Value of Intangible Assets. The Company makes strategic acquisitions that may have a material impact on its consolidated results of operations or financial position. The purchase price of acquired businesses is allocated to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the Company's acquisitions, can be complex and requires the use of significant judgment with regard to (i) the fair value and (ii) the period and the method by which the intangible assets will be amortized. Management uses information available to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of acquired intangibles.

The fair value of acquisition-related intangible assets is estimated principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which include estimates of discount rates, revenue growth rates, EBITDA, royalty rates, customer attrition rates and technology obsolescence rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Although management believes the projections, assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment, are inherently uncertain and are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to the consolidated statements of income. See Note 3 to Consolidated Financial Statements for additional information regarding acquisitions.

NEW ACCOUNTING STANDARDS

See Note 2 of the Notes to Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements on the Company’s consolidated financial statements.

CUSTOMERS AND BACKLOG

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in fiscal 2023. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of December 31, 2023 increased 18.8% to $16.8 billion compared to $14.1 billion at December 31, 2022. Access segment backlog increased 3.9% to $4.5 billion at December 31, 2023, compared to $4.4 billion at December 31, 2022, primarily due to higher pricing. The Access segment is largely booked for fiscal 2024 and the Company expects ordering patterns to normalize due to improvements in supply chains and product availability. Defense segment backlog increased 7.5% to $6.8 billion at December 31, 2023, compared to $6.3 billion at December 31, 2022, primarily due to the USPS increasing the mix of battery-electric vehicles ordered for the NGDV program. Vocational segment backlog increased 58.4% to $5.5 billion at December 31, 2023, compared to $3.5 billion at December 31, 2022, due to strong demand for fire apparatus coming out of the COVID-19 pandemic, increased pricing and the inclusion of AeroTech backlog of $775.5 million. Fire apparatus backlog increased 42.1% to $4.0 billion at December 31, 2023, compared to $2.8 billion at December 31, 2022. Refuse collection equipment backlog increased 19.1% to $352.0 million at December 31, 2023, compared to $295.5 million at December 31, 2022.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 50% of the Company’s December 31, 2023 backlog is not expected to be filled in fiscal 2024.

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

Fiscal 2024 Expectations
Earnings per share-diluted (GAAP)	$9.45
Amortization of purchased intangibles	0.80
Adjusted earnings per share-diluted (non-GAAP)	$10.25

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and offshore interest rates affect interest payable on the Company’s borrowings under its Credit Agreement. The Company had variable rate-based debt of $175.0 million outstanding on its Revolving Credit Facility at December 31, 2023 with an interest rate of 6.6%. This debt is classified as a current liability, resulting in limited exposure to adverse movements in interest rates given the short term expected maturity.

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

The Company generally obtains firm quotations from its significant components’ suppliers for its orders under firm, fixed-price contracts in its Defense segment when possible. In the Company’s Access and Vocational segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Mexico, Canada, France, Australia, the United Kingdom, Italy and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 17% of overall net sales in fiscal 2023, of which approximately 46% involved exports from the U.S. The majority of export sales in fiscal 2023 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro and the U.K. pound sterling, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Mexican peso, changes between the U.S. dollar and the Chinese renminbi and changes between the U.S. dollar and the Canadian dollar.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Oshkosh Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the two years ended December 31, 2023, the three months ended December 31, 2021, and the fiscal year ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the two years ended December 31, 2023, the three months ended December 31, 2021 and the fiscal year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fair Value of Acquired Customer Relationship and Trade name Intangible Assets – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

During 2023, the Company acquired AeroTech for an aggregate purchase price of $803.6 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed to be recorded at fair value. Related to the acquisition, the Company recorded purchased intangible assets of $330.4 million, of which $217.0 million related to customer relationships and $65.1 million is related to trade names. Management estimated the fair value of the customer relationships intangible assets using the multi-period excess earnings method of the income approach and management estimated the fair value of the trade names by using the relief-from-royalty method of the income approach.

We identified the valuation of certain of the customer relationships and certain of the trade names as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to discount rates, customer attrition rates, royalty rates, and forecasts of future revenues and EBITDA margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment. We involved fair value specialists with specialized skills and knowledge to evaluate the reasonableness of the valuation approaches and the significant underlying assumptions used.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of discount rates, customer attrition rates, royalty rates, and forecasts of future revenues and EBITDA margins for certain of the acquired AeroTech customer relationship assets and certain of the trade names included the following:

•
Evaluated the design and effectiveness of controls over management’s evaluation of the fair value of acquired intangibles, including those over the selection of the discount rates, customer attrition rates, royalty rates and management’s development of forecasts of future revenues and EBITDA margins.
•
Utilized fair value specialists to evaluate whether the valuation techniques applied by management were appropriate.
•
Tested the mathematical accuracy of management’s calculations.
•
Evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

— historical results,

— internal communications to management and the Board of Directors, and

— forecasted information included in analyst and industry reports.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by developing a range of independent estimates comparing them to discount rate ranges that were independently developed using publicly available market data for peer entities.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rates used in the determination of the trade name by comparing the royalty rates selected by management to comparable royalty transactions and other publicly available information.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimate of customer attrition rates used in the determination of the customer relationship assets by comparing the estimates to historical attrition rates and industry reports.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 29, 2024

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oshkosh Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AeroTech, which was acquired on August 1, 2023, and whose financial statements constitute 10.5% of total assets and 3.0% of revenues of the financial statements amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at AeroTech.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 29, 2024

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Net sales	$9,657.9	$8,282.0	$1,791.7	$7,737.3
Cost of sales	7,977.1	7,227.6	1,596.4	6,469.1
Gross income	1,680.8	1,054.4	195.3	1,268.2

Operating expenses:
Selling, general and administrative	810.4	662.8	150.9	666.5
Amortization of purchased intangibles	32.8	11.6	2.8	9.6
Intangible asset impairment	—	7.7	—	—
Total operating expenses	843.2	682.1	153.7	676.1
Operating income	837.6	372.3	41.6	592.1

Other income (expense):
Interest expense	(68.6)	(53.4)	(12.5)	(48.2)
Interest income	14.8	9.5	0.7	3.5
Miscellaneous, net	13.8	(52.8)	(5.6)	(2.1)
Income before income taxes and earnings (losses) of unconsolidated affiliates	797.6	275.6	24.2	545.3
Provision for income taxes	190.0	97.5	1.2	36.4
Income before earnings (losses) of unconsolidated affiliates	607.6	178.1	23.0	508.9
Equity in earnings (losses) of unconsolidated affiliates	(9.6)	(4.2)	1.2	—
Net income	$598.0	$173.9	$24.2	$508.9

Earnings per share:
Basic	$9.15	$2.65	$0.36	$7.43
Diluted	9.08	2.63	0.36	7.35

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Net income	$598.0	$173.9	$24.2	$508.9
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	1.9	56.7	8.6	61.7
Currency translation adjustments	27.1	(26.4)	(6.9)	3.8
Change in fair value of derivative instruments	(8.7)	6.0	0.7	1.9
Total other comprehensive income, net of tax	20.3	36.3	2.4	67.4
Comprehensive income	$618.3	$210.2	$26.6	$576.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$125.4	$805.9
Receivables, net	1,316.4	1,162.0
Unbilled receivables, net	771.6	586.3
Inventories	2,131.6	1,865.6
Income taxes receivable	42.2	21.6
Other current assets	93.6	90.7
Total current assets	4,480.8	4,532.1
Property, plant and equipment, net	1,069.5	826.2
Goodwill	1,416.4	1,042.0
Purchased intangible assets, net	830.2	457.0
Deferred income taxes	262.0	134.8
Deferred contract costs	710.7	415.8
Other long-term assets	359.6	321.1
Total assets	$9,129.2	$7,729.0

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$175.0	$9.7
Accounts payable	1,214.5	1,129.0
Customer advances	706.9	696.7
Payroll-related obligations	242.5	119.5
Income taxes payable	308.0	100.3
Other current liabilities	442.7	373.4
Total current liabilities	3,089.6	2,428.6
Long-term debt, less current maturities	597.5	595.0
Long-term customer advances	1,190.7	1,020.5
Deferred income taxes	26.8	—
Other long-term liabilities	519.3	499.2
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	823.0	806.0
Retained earnings	3,805.8	3,315.0
Accumulated other comprehensive loss	(72.0)	(92.3)
Common Stock in treasury, at cost (9,627,658 and 9,629,317 shares, respectively)	(852.2)	(843.7)
Total shareholders’ equity	3,705.3	3,185.7
Total liabilities and shareholders’ equity	$9,129.2	$7,729.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at September 30, 2020	$0.7	$800.9	$2,821.4	$(198.4)	$(500.2)	$2,924.4
Net income	—	—	508.9	—	—	508.9
Employee pension and postretirement benefits, net of tax of $19.4	—	—	—	61.7	—	61.7
Currency translation adjustments	—	—	—	3.8	—	3.8
Derivative instruments, net of tax	—	—	—	1.9	—	1.9
Cash dividends ($1.32 per share)	—	—	(90.4)	—	—	(90.4)
Repurchases of Common Stock	—	—	—	—	(107.8)	(107.8)
Exercise of stock options	—	0.2	—	—	42.6	42.8
Stock-based compensation expense	—	27.2	—	—	—	27.2
Payment of stock-based restricted and performance shares	—	(23.3)	—	—	23.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(14.3)	(14.3)
Other	—	(0.4)	(0.7)	—	0.6	(0.5)
Balance at September 30, 2021	0.7	804.6	3,239.2	(131.0)	(555.8)	3,357.7
Net income	—	—	24.2	—	—	24.2
Employee pension and postretirement benefits, net of tax of $2.6	—	—	—	8.6	—	8.6
Currency translation adjustments	—	—	—	(6.9)	—	(6.9)
Derivative instruments, net of tax	—	—	—	0.7	—	0.7
Cash dividends ($0.37 per share)	—	—	(24.9)	—	—	(24.9)
Repurchases of Common Stock	—	—	—	—	(150.0)	(150.0)
Exercise of stock options	—	0.1	—	—	2.6	2.7
Stock-based compensation expense	—	4.2	—	—	—	4.2
Payment of stock-based restricted and performance shares	—	(16.5)	—	—	16.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(12.0)	(12.0)
Balance at December 31, 2021	0.7	792.4	3,238.5	(128.6)	(698.7)	3,204.3
Net income	—	—	173.9	—	—	173.9
Employee pension and postretirement benefits, net of tax of $17.3	—	—	—	56.7	—	56.7
Currency translation adjustments	—	—	—	(26.4)	—	(26.4)
Derivative instruments, net of tax	—	—	—	6.0	—	6.0
Cash dividends ($1.48 per share)	—	—	(97.3)	—	—	(97.3)
Repurchases of Common Stock	—	—	—	—	(155.0)	(155.0)
Exercise of stock options	—	(0.3)	—	—	3.4	3.1
Stock-based compensation expense	—	28.6	—	—	—	28.6
Payment of stock-based restricted and performance shares	—	(14.0)	—	—	14.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.3)	(8.3)
Other	—	(0.7)	(0.1)	—	0.9	0.1
Balance at December 31, 2022	0.7	806.0	3,315.0	(92.3)	(843.7)	3,185.7
Net income	—	—	598.0	—	—	598.0
Employee pension and postretirement benefits, net of tax of $0.9	—	—	—	1.9	—	1.9
Currency translation adjustments	—	—	—	27.1	—	27.1
Derivative instruments, net of tax	—	—	—	(8.7)	—	(8.7)
Cash dividends ($1.64 per share)	—	—	(107.2)	—	—	(107.2)
Repurchases of Common Stock	—	—	—	—	(22.5)	(22.5)
Exercise of stock options	—	1.5	—	—	7.7	9.2
Stock-based compensation expense	—	31.9	—	—	—	31.9
Payment of stock-based restricted and performance shares	—	(16.8)	—	—	16.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(11.0)	(11.0)
Other	—	0.4	—	—	0.5	0.9
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Operating activities:
Net income	$598.0	$173.9	$24.2	$508.9
Depreciation and amortization	159.9	107.6	27.0	104.0
Stock-based incentive compensation	31.9	28.6	4.2	27.2
Deferred income taxes	(160.4)	(53.5)	(179.5)	99.8
Unrealized (gain) loss on investments	(1.4)	12.6	5.5	0.7
Other non-cash adjustments	10.9	15.1	(6.2)	(4.4)
Changes in operating assets and liabilities:
Receivables, net	(53.4)	(200.4)	45.5	(128.3)
Unbilled receivables, net	(131.2)	(146.3)	(19.7)	62.8
Inventories	(116.1)	(330.8)	(139.0)	199.3
Other current assets	(5.3)	(11.5)	(13.5)	8.1
Accounts payable	11.8	331.7	(105.6)	252.1
Customer advances	157.0	819.3	124.9	281.3
Payroll-related obligations	109.0	1.5	(96.7)	61.2
Income taxes payable	215.3	71.8	190.6	(156.7)
Other current liabilities	44.2	7.5	3.4	6.4
Other long-term assets and liabilities	(270.6)	(225.8)	(28.2)	(100.8)
Total changes in operating assets and liabilities	(39.3)	317.0	(38.3)	485.4
Net cash provided (used) by operating activities	599.6	601.3	(163.1)	1,221.6

Investing activities:
Additions to property, plant and equipment	(325.3)	(269.5)	(39.4)	(104.4)
Acquisition of businesses, net of cash acquired	(995.8)	(19.7)	—	(110.6)
Proceeds from sale of business, net of cash sold	32.6	—	—	—
Other investing activities	2.9	(11.2)	10.7	(30.6)
Net cash used in investing activities	(1,285.6)	(300.4)	(28.7)	(245.6)

Financing activities:
Proceeds from revolving credit facilities	1,616.5	10.4	—	—
Repayments of revolving credit facilities	(1,451.2)	—	—	(5.2)
Repayments of debt	(15.8)	(225.0)	—	—
Repurchases of Common Stock	(22.5)	(155.0)	(150.0)	(107.8)
Dividends paid	(107.2)	(97.3)	(24.9)	(90.4)
Other financing activities	(16.4)	(18.1)	(11.4)	23.0
Net cash provided (used) in financing activities	3.4	(485.0)	(186.3)	(180.4)
Effect of exchange rate changes on cash and cash equivalents	2.1	(5.7)	(2.0)	(2.7)
Increase (decrease) in cash and cash equivalents	(680.5)	(189.8)	(380.1)	792.9
Cash and cash equivalents at beginning of period	805.9	995.7	1,375.8	582.9
Cash and cash equivalents at end of period	$125.4	$805.9	$995.7	$1,375.8

Supplemental disclosures:
Cash paid for interest	$60.0	$49.6	$12.2	$45.2
Cash paid for income taxes	167.3	257.3	2.7	153.9
Cash received from income tax refunds	5.6	250.8	7.5	26.6
Cash paid for operating lease liabilities	54.5	49.8	12.2	51.4
Operating right-of-use assets obtained	45.2	56.0	20.6	92.5
Cash paid for finance lease liabilities	14.6	10.3	2.1	5.5
Finance right-of-use assets obtained	44.2	8.8	9.6	14.3
Property, plant and equipment additions - noncash	58.6	69.0	6.3	17.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) is an industrial technology company specializing in the design, development and manufacture of purpose-built vehicles and equipment for the access, defense, delivery vehicle, fire, refuse collection, airport ground support and concrete placement markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company is organized into three operating segments — Access, Defense, and Vocational. The Company’s Access segment is conducted through its wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), Hinowa S.p.A. (Hinowa) and JerrDan LLC (JerrDan). The Company’s Defense segment is conducted through its wholly-owned subsidiaries, Oshkosh Defense, LLC (Oshkosh Defense) and Pratt & Miller Engineering & Fabrication, LLC (Pratt Miller). The Company’s Vocational segment is principally conducted through its wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), JBT AeroTech (AeroTech), Kewaunee Fabrications, LLC (Kewaunee), Maxi-Metal Inc. (Maxi-Metal), McNeilus Companies, Inc. (McNeilus), Iowa Mold Tooling Co., Inc. (IMT) and Oshkosh Commercial Products, LLC (Oshkosh Commercial).

In October 2021, the Company changed its fiscal year from a year beginning on October 1 and ending on September 30 to a year beginning on January 1 and ending on December 31. Accordingly, the Company reported a transition quarter that ran from October 1, 2021 through December 31, 2021.

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency segment and Commercial segment businesses. All information has been recast to conform to the new reporting segments.

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

Revenue Recognition — Revenue is recognized when control of the goods or services promised under a contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the goods or services.

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
•
Except for certain customer advances in the Vocational segment, the Company has elected to not adjust revenue for the effects of a significant finance component when the timing difference between receipt of payment and recognition of revenue is less than one year.
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

See Note 4 for information regarding the Company’s revenue recognition practices.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Assurance Warranty — Provisions for estimated assurance warranties are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plans. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company’s estimates are based on historical experience, the extent of pre-production testing, the number of units involved and the extent of features/components included in product models. Each quarter, the Company also reviews actual warranty claims experience to determine if there are systemic defects that would require a field campaign.

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the U.S. Department of Defense (DoD)) or engineering costs incurred pursuant to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense totaled $133.6 million in 2023, $113.4 million in 2022, $25.6 million for the three months ended December 31, 2021 and $103.1 million in fiscal 2021. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $25.8 million in 2023, $14.2 million in 2022, $3.5 million for the three months ended December 31, 2021 and $17.7 million in fiscal 2021.

Stock-Based Compensation — The Company recognizes stock-based compensation using the fair value provisions prescribed by Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument, net of estimated forfeitures. See Note 5 for information regarding the Company’s stock-based incentive plans.

Debt Financing Costs — Debt issuance costs on term debt are amortized using the effective interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related lines of credit. Amortization expense was $1.4 million in 2023, $1.6 million (including $0.1 million amortization related to early debt retirement) in 2022, $0.4 million for the three months ended December 31, 2021 and $1.6 million in fiscal 2021.

Income Taxes — Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities using currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred taxes, projected future taxable income and tax planning strategies in making this assessment.

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, unbilled receivables, accounts payable and accrued liabilities approximated fair value as of December 31, 2023 and 2022. See Notes 6, 14, 16, 22 and 23 for additional fair value information.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 2023 consisted principally of bank deposits and money market instruments.

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

Finance Receivables — Finance receivables represent sales-type leases resulting from the sale of the Company’s products and receivables purchased from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value accrues to the Company at the end of the lease. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors these values for impairment on a continuous basis and reflects any resulting reductions in value in current earnings.

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

Concentration of credit risk with respect to trade accounts and finance receivables is limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable are with the U.S. government, with rental companies globally, with municipalities and with several large waste haulers in the United States. The Company continues to monitor credit risk associated with its trade receivables.

Inventories — Inventories are stated at the lower of cost or net realizable value. Cost has been determined using primarily the first-in, first-out (FIFO) method.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test at the beginning of the fourth quarter of each year. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment. When a reporting unit's fair value is less than its carrying value, an impairment loss is recognized for the difference between the fair value of the reporting unit and its carrying value, limited to the carrying value of goodwill.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The Company evaluates the recoverability of goodwill utilizing the income approach and the market approach. The Company weighted the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in the U.S. and European construction markets than the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return a market participant would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly traded companies. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future. See Note 12 for information regarding the Company’s annual impairment testing.

Impairment of Long-Lived Assets — Non-amortizable trade names are assessed for impairment annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test in the fourth quarter of each year. The Company evaluates the potential impairment by estimating the fair value of the non-amortizing intangible assets using the “relief from royalty” method. When the fair value of the non-amortizable trade name is less than the carrying value of the trade name, a loss is recognized for the difference between the fair value of the trade name and the carrying value of the trade name. Impairment losses, limited to the carrying value of the non-amortizable trade name, represent the excess of the carrying amount over the implied fair value of that non-amortizable trade name. The Company recorded an impairment of $5.6 million related to a trade name within the Defense segment in the fourth quarter of 2022 as a result of the annual impairment review.

Property, plant and equipment, right-of-use (ROU) lease assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Customer Advances — Customer advances include amounts received in advance of the completion of vehicles. Certain advances in the Vocational segment bear interest at fixed rates determined at the time of the advance.

Other Long-Term Liabilities — Other long-term liabilities are comprised principally of the portions of the Company’s pension liability, other post-employment benefit liability, accrued warranty, accrued product liability and lease liabilities that are not expected to be settled in the subsequent twelve-month period.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Accumulated other comprehensive loss.” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded a net foreign currency transaction gain of $4.7 million in 2023, a net foreign currency transaction loss of $6.9 million in 2022 and a net foreign currency transaction gain of $2.7 million in fiscal 2021. Foreign currency transactions gains and losses for the three months ended December 31, 2021 netted to zero.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are initially recorded in other comprehensive income, net of deferred income taxes. Changes in fair value of derivatives not qualifying as hedges are reported in income each period. Cash flows from derivatives that are accounted for as cash flow or fair value hedges are included in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

Reclassifications — Certain reclassifications have been made to the prior period financial statements to conform with the 2023 presentation and improve comparability between periods. "Deferred contract costs", which was previously presented in "Other long-term assets" is now presented as a separate line within the December 31, 2023 Consolidated Balance Sheet. "Intangible asset impairment charge", "Gain on sale of assets", and "Foreign currency transaction (gains) losses", which were previously presented as separate line items within the Consolidated Statements of Cash Flows, are now presented within "Other non-cash adjustments". "Additions to equipment held for rental", "Proceeds from sale of equipment held for rental", and "Acquisition of equity securities", which were previously presented as separate line items within the Consolidated Statements of Cash Flows, are now presented within "Other investing activities". "Debt issuance costs", "Proceeds from exercise of stock options", "Acquisition of Common Stock for taxes on stock-based compensation", which were previously presented as separate line items within the Consolidated Statements of Cash Flows, are now presented within "Other financing activities".

Recent Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company will be required to adopt ASU 2023-07 for its 2024 annual report on Form 10-K. The Company does not expect the adoption of ASU 2023-07 will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state and foreign. The Company will be required to adopt ASU 2023-07 for its 2025 annual report on Form 10-K. The Company does not expect the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statements.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Divestitures

Acquisition of AeroTech

On August 1, 2023, the Company acquired 100% of AeroTech from JBT Corporation for $803.6 million, net of cash acquired and subject to customary post-closing adjustments. AeroTech, a leading provider of aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military, is part of the Vocational segment. The purchase price included $808.0 million in cash, a receivable of $10.0 million for certain post-closing information technology integration costs, a $1.0 million receivable for state tax liabilities, a payable of $5.1 million for certain post-closing working capital adjustments and a payable of $1.5 million for required equity replacement awards. The acquisition was funded with cash on hand and borrowings under the Company’s existing revolving credit facility. See Note 16 for additional information regarding the Company’s debt.

The results of AeroTech have been included in the Company’s Consolidated Statements of Income from the date of acquisition. AeroTech had sales of $292.2 million and an operating loss of $5.7 million from the acquisition date to December 31, 2023.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$9.3

Accounts receivable	$75.0
Unbilled receivables	57.8
Inventory	153.7
Other current assets	7.6
Property, plant and equipment	44.6
Goodwill	260.3
Purchased intangible assets	330.4
Other long-term assets	7.6
Total assets, excluding cash and cash equivalents	$937.0

Liabilities Assumed:
Accounts payable	$63.2
Customer advances	24.8
Payroll-related obligations	13.8
Other current liabilities	20.7
Deferred income taxes	2.6
Long-term liabilities	8.3
Total liabilities	$133.4
Net assets acquired	$803.6

The preliminary valuation of intangible assets consists of the following assets subject to amortization (in millions, except weighted average useful life):

	Fair Value	Weighted- Average Useful Life	Valuation Methodology	Key Assumptions
Customer relationships	$217.0	9.0 years	Multi-period excess earnings	Discount rate, customer attrition rates
Trade names	65.1	12.6 years	Relief-from-royalty	Royalty rate, discount rate
Technology-related	28.3	5.0 years	Relief-from-royalty	Royalty rate, discount rate, obsolescence factor
Other	20.0	2.1 years	Multi-period excess earnings	Discount rate

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $260.3 million recorded as goodwill, all of which was allocated to the Vocational segment. The goodwill is primarily the result of expected synergies, including combining the highly engineered products of AeroTech with the Company's portfolio and technology ecosystem, new product innovations and operational synergies. The Company estimates that the majority of the goodwill is deductible for income tax purposes. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis.

Due to the timing of the acquisition and the nature of the net assets acquired, the purchase price allocations are preliminary at December 31, 2023 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies, as well as resolution of customary post-closing adjustments. The Company made certain measurement period adjustments in the fourth quarter of 2023 as a result of appraisals and valuation studies, the most significant of which resulted in an increase in purchased intangible assets of $89.0 million, an increase in property, plant and equipment of $14.0 million and a decrease in goodwill of $103.1 million. The Company recorded $12.9 million of transaction costs related to the acquisition in 2023 in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

Unaudited pro forma financial information

The following table presents the supplemental consolidated results of the Company for 2023 and 2022 on an unaudited pro forma basis as if the acquisition of AeroTech had been completed on January 1, 2022 (in millions). The primary adjustments reflected in the unaudited pro forma information related to (1) increase in interest expense for debt used to fund the acquisition and lower interest income due to less cash on hand available to be invested, (2) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and amortization of the inventory fair value step-up recorded as of the acquisition date, and (3) removal of transaction costs related to the acquisition from 2023 (and included in 2022). Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, debt pay down, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

	Year Ended December 31,
	2023	2022
Net sales	$10,002.4	$8,858.4
Net income	$592.5	$143.5

Acquisition of Hinowa

On January 31, 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacturer of compact crawler booms and tracked equipment, for €171.8 million ($186.8 million), net of cash acquired. Hinowa is part of the Access segment.

The results of Hinowa have been included in the Company’s Consolidated Statements of Income from the date of acquisition. Hinowa had sales of $72.7 million and operating income of $5.9 million from the acquisition date to December 31, 2023. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$13.7

Current assets, excluding cash and cash equivalents	$54.7
Property, plant and equipment	15.5
Goodwill	107.0
Purchased intangible assets	83.9
Other long-term assets	4.8
Total assets, excluding cash and cash equivalents	$265.9

Liabilities Assumed:
Current liabilities	$48.3
Deferred income taxes	25.6
Long-term liabilities	5.2
Total liabilities	$79.1
Net assets acquired	$186.8

The valuation of intangible assets consists of the following assets subject to amortization (in millions, except weighted average useful life):

	Fair Value	Weighted- Average Useful Life	Valuation Methodology	Key Assumptions
Technology-related	$32.1	8.0 years	Relief-from-royalty	Royalty rate, discount rate, obsolescence factor
Trade name	26.4	15.0 years	Relief-from-royalty	Royalty rate, discount rate
Customer relationships	25.4	8.0 years	Multi-period excess earnings	Discount rate, customer attrition rates

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $107.0 million recorded as goodwill, representing expected synergies, all of which was allocated to the Access segment. None of the goodwill is deductible for income tax purposes. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis. The Company recorded $0.6 million of transaction costs related to the acquisition in 2023 in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

Divestitures

On March 1, 2023, the Company completed the sale of its rear discharge concrete mixer business for $32.9 million. As the sale price was below the carrying value of the business, a pre-tax loss of $13.3 million was recognized during the first quarter of 2023, which is included in selling, general and administrative expense in the Company’s Consolidated Statements of Income. The rear discharge concrete mixer business, which was included in the Vocational segment, had sales of $179.5 million in 2022.

On July 24, 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million. As the sale price was greater than the carrying value of the business, a pre-tax gain of $8.0 million was recognized during the third quarter of 2023, which is included in selling, general and administrative expense in the Company’s Consolidated Statements of Income. The snow removal apparatus business, which was included in the Defense segment, had sales of $15.3 million in 2022.

4. Revenue Recognition

The Company recognizes revenue when control of the goods or services promised under a contract are transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the goods or services.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

Access and Vocational segments revenue

The Company derives revenue in the Access and Vocational segments (non-defense segments) through the sale of machinery, vehicles and related aftermarket parts and services. Customers include distributors, equipment rental providers and end-users. Contracts with customers generally exist upon the approval of a quote and/or purchase order by the Company and customer. Each contract is also assessed at inception to determine whether it is necessary to combine the contract with other contracts.

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

Revenue for performance obligations consisting of machinery, vehicle and aftermarket parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. Refuse collection vehicles are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method, as the Company is enhancing a customer owned asset. Jet bridges are designed to customer specification. Revenue related to jet bridges is recognized over time based on the cost-to-cost method as the Company's performance does not create an asset with an alternative use and the Company has an enforceable right to payment for its performance completed to date.

All non-defense segments offer aftermarket services related to their respective products such as repair, refurbishment and maintenance (together, “services”). The Company generally recognizes revenue on service performance obligations over time using the method that results in the most faithful depiction of transfer of control to the customer. Non-defense segments also offer extended warranty coverage as an option on most products. The Company considers extended warranties to be service-type warranties and therefore a performance obligation. Service-type warranties differ from the Company’s standard, or assurance-type warranties, as they are generally separately priced and negotiated as part of the contract and/or provide additional coverage beyond what the customer or customer group that purchases the product would receive under an assurance-type warranty. The Company has concluded that its extended warranties are stand-ready obligations to perform and therefore recognizes revenue ratably over the coverage period. The Company also provides a standard warranty on its products and services at no additional cost to its customers in most instances. See Note 17 for further discussion on product assurance warranties.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Defense segment revenue

The majority of the Company’s Defense segment sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense and other specialty vehicles. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales (FMS) program, accounted for 84% of Defense segment revenue in 2023. Contracts with Defense segment customers are generally fixed-price or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Certain fixed-price contracts include an incentive component under which the price paid to the Company is subject to adjustment based on the actual costs incurred. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary based on performance against target costs established at the time of contract inception. The Company also designs, develops and manufactures defense products for international customers through Direct Commercial Sale contracts. The Defense segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

The Company evaluates Defense segment contracts at inception to identify performance obligations. The goods and services in Defense segment contracts are typically not distinct from one another as they are generally customized and have complex inter-relationships and the Company is responsible for overall management of the contract. As a result, Defense segment contracts are typically accounted for as a single performance obligation. The Defense segment provides standard warranties for its products for periods that typically range from one to two years. These assurance-type warranties typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation. See Note 17 for further discussion on product assurance warranties.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

There is significant judgment involved in estimating sales and costs within the Defense segment. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. These considerations are then factored into the Company’s estimated revenue and costs. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications (e.g., new orders) are received, the additional units are factored into the overall contract estimate of costs and transaction price. During 2022, the Company experienced significant inflation in its material, labor and overhead costs. As the contract prices are generally fixed, these increases caused significant unfavorable cumulative catch-up adjustments. Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Net sales	$18.8	$(33.9)	$(0.1)	$13.1
Operating income	2.9	(46.2)	(7.7)	19.4
Net income	2.2	(35.4)	(5.9)	14.9
Diluted earnings per share	$0.03	$(0.54)	$(0.09)	$0.21

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as an asset. Under the NGDV contract with the USPS, the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract costs will be amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in 2023, 2022, the three months ended December 31, 2021 or fiscal 2021.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	December 31,
	2023	2022
Costs for anticipated contracts	$6.2	$6.8
Engineering costs	439.6	256.1
Factory setup costs	44.4	16.4
Customer-owned tooling	220.5	136.5
Deferred contract related costs	$710.7	$415.8

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Year Ended December 31, 2023
	Access Equipment	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$4,936.5	$12.1	$2,001.4	$(8.4)	$6,941.6
Over time	53.5	2,086.1	576.7	—	2,716.3
	$4,990.0	$2,098.2	$2,578.1	$(8.4)	$9,657.9

	Year Ended December 31, 2022
	Access Equipment	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$3,923.4	$13.0	$1,757.2	$(7.1)	$5,686.5
Over time	48.7	2,128.3	418.5	—	2,595.5
	$3,972.1	$2,141.3	$2,175.7	$(7.1)	$8,282.0

	Three Months Ended December 31, 2021 (transition period)
	Access Equipment	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$818.8	$4.0	$350.5	$(2.7)	$1,170.6
Over time	14.7	527.5	78.7	0.2	621.1
	$833.5	$531.5	$429.2	$(2.5)	$1,791.7

	Year Ended September 30, 2021
	Access Equipment	Defense	Vocational	Corporate and Intersegment Eliminations	Total
Point in time	$3,006.9	$43.5	$1,738.7	$(25.1)	$4,764.0
Over time	65.2	2,482.1	425.5	0.5	2,973.3
	$3,072.1	$2,525.6	$2,164.2	$(24.6)	$7,737.3

See Note 24 for further disaggregated sales information.

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets in 2023, 2022, the three months ended December 31, 2021 or fiscal 2021.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 9 for additional information on the Company’s receivables balances.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

With the exception of the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” in the Consolidated Statements of Income and were $25.9 million in 2023, $23.4 million in 2022, $4.6 million for the three months ended December 31, 2021 and $17.2 million in fiscal 2021.

The timing of billing does not always match the timing of revenue recognition. In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract. Contract liabilities consisted of the following (in millions):

	December 31,
	2023	2022
Customer advances	$706.9	$696.7
Other current liabilities	96.2	77.4
Long-term customer advances	1,190.7	1,020.5
Other long-term liabilities	68.5	66.8
Total contract liabilities	$2,062.3	$1,861.4

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Beginning liabilities recognized in revenue	$582.7	$436.9	$126.9	$521.7

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

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Balance at beginning of period	$76.1	$66.9	$65.8	$64.4
Deferred revenue for new service warranties	34.2	31.5	6.4	26.2
Amortization of service warranty revenue	(25.1)	(21.7)	(5.3)	(25.0)
Foreign currency translation	0.2	(0.6)	—	0.2
Balance at end of period	$85.4	$76.1	$66.9	$65.8

Classification of service-type warranties in the Consolidated Balance Sheets consisted of the following (in millions):

	December 31,
	2023	2022
Other current liabilities	$30.9	$26.8
Other long-term liabilities	54.5	49.3
	$85.4	$76.1

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations

As of December 31, 2023, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $11.35 billion, of which $3.27 billion is expected to be satisfied and recognized in revenue in fiscal 2024, $3.12 billion is expected to be satisfied and recognized in revenue in fiscal 2025 and $4.96 billion is expected to be satisfied and recognized in revenue beyond fiscal 2025.

5. Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). At December 31, 2023, the Company had reserved 2,449,335 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards.

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

Information related to the Company’s equity-based compensation plans in effect as of December 31, 2023 was as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	977,549	$82.00	1,471,786
Equity compensation plans not approved by security holders	—	—	—
	977,549	$82.00	1,471,786

Total stock-based compensation expense was as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Stock options	$—	$0.3	$0.2	$1.8
Stock awards (shares and units)	24.9	25.7	3.5	19.3
Performance share awards	7.0	2.6	0.5	6.1
Cash-settled stock appreciation rights	0.2	(0.8)	0.3	1.1
Cash-settled restricted stock unit awards	0.7	0.9	0.4	1.5
Total stock-based compensation cost	32.8	28.7	4.9	29.8
Income tax benefit recognized for stock-based compensation	(4.4)	(4.2)	(0.8)	(4.4)
Stock-based compensation cost, net of tax	$28.4	$24.5	$4.1	$25.4

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Stock Options — A summary of the Company’s stock option activity is as follows:

	Year Ended December 31,				(transition period) Three Months Ended December 31,		Year Ended September 30,
	2023		2022		2021		2021
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	376,769	$79.86	433,026	$78.37	471,676	$77.96	1,083,402	$74.38
Granted	—	—	—	—	—	—	—	—
Forfeited	—	—	(4,170)	90.28	(2,002)	85.04	(8,065)	81.40
Expired	(9,218)	83.55	(4,583)	84.67	—	—	(3,999)	86.59
Exercised	(122,128)	75.28	(47,504)	64.90	(36,648)	72.69	(599,662)	71.38
Outstanding, end of period	245,423	$82.00	376,769	$79.86	433,026	$78.37	471,676	$77.96
Exercisable, end of period	245,423	$82.00	376,769	$79.86	364,403	$76.13	251,049	$74.73

Stock options outstanding and exercisable as of December 31, 2023 were as follows (in millions, except share and per share amounts):

Exercise Prices	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$60.01 - $80.00	76,831	4.9	$66.09	$3.3
$80.01 - $100.00	168,592	5.3	$89.25	3.2
	245,423	5.2	$82.00	$6.5

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s Common Stock.

The total intrinsic value of options exercised was $3.1 million in 2023, $1.8 million in 2022, $1.5 million for the three months ended December 31, 2021 and $22.6 million in fiscal 2021. The actual income tax benefit realized totaled $0.6 million in 2023, $0.4 million in 2022, $0.3 million for the three months ended December 31, 2021 and $3.5 million in fiscal 2021.

As of December 31, 2023, no unrecognized compensation cost remains related to outstanding stock options.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards — A summary of the Company’s stock award activity is as follows:

	Year Ended December 31,				(transition period) Three Months Ended December 31,		Year Ended September 30,
	2023		2022		2021		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of period	363,661	$103.86	308,941	$90.10	394,888	$81.58	346,808	$79.44
Granted	344,484	90.91	255,375	109.66	63,800	114.89	307,025	82.80
Forfeited	(43,602)	97.85	(26,020)	97.24	(4,428)	86.08	(36,545)	78.81
Vested	(202,114)	95.85	(174,635)	88.98	(145,319)	77.97	(222,400)	80.39
Nonvested, end of period	462,429	$98.28	363,661	$103.86	308,941	$90.10	394,888	$81.58

The total fair value of shares vested was $18.4 million in 2023, $16.3 million in 2022, $16.5 million for the three months ended December 31, 2021 and $21.0 million in fiscal 2021. The actual income tax benefit realized totaled $2.8 million in 2023, $2.5 million in 2022, $3.1 million for the three months ended December 31, 2021 and $2.0 million in fiscal 2021.

As of December 31, 2023, total unrecognized compensation cost related to stock awards was $16.3 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 2.1 years.

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows. There was no activity related to performance share awards during the three months ended December 31, 2021:

	Year Ended December 31,				Year Ended September 30,
	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of period	97,600	$108.20	72,475	$93.62	110,450	$89.54
Granted	81,208	100.08	57,250	126.60	86,550	86.09
Forfeited	(9,733)	111.50	(3,748)	114.83	(52,099)	90.03
Performance adjustments	8,479	81.06	369	107.45	63,843	80.45
Vested	(53,595)	85.90	(28,746)	103.47	(136,269)	80.73
Nonvested, end of period	123,959	$110.40	97,600	$108.20	72,475	$93.62

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

Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting in 2023, 2022, and fiscal 2021 were 108%, 83% and 185% of target levels, respectively. Actual payout for the ROIC performance share award vesting in 2023, 2022, and fiscal 2021 were 129%, 122%, and 200% of target levels, respectively. No payouts have occurred for the DEI/ESG awards as no awards have reached the end of the vesting period.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of performance shares vested was $5.1 million in 2023, $2.3 million in 2022 and $15.4 million in fiscal 2021. The actual income tax benefit realized totaled $0.3 million in 2023, $0.1 million in 2022 and $0.5 million in fiscal 2021.

As of December 31, 2023, the Company had $8.8 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.8 years.

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Year Ended December 31,		Year Ended September 30,
Total Shareholder Return Performance Shares Granted During	2023	2022	2021
Assumptions:
Expected term (in years)	2.86	2.86	2.87
Expected volatility	35.45%	38.52%	40.33%
Risk-free interest rate	4.32%	1.64%	0.23%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted in 2023, 2022 and fiscal 2021 was $110.94, $146.99 and $94.86 per award, respectively. There were no TSR performance share awards granted during the three months ended December 31, 2021.

The grant date fair values of the ROIC awards were determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

The grant date fair values of the DEI/ESG awards were determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

Cash-Settled Stock Appreciation Rights — Prior to fiscal 2021, the Company granted employees cash-settled SARs. Each SAR award represented the right to receive cash equal to the excess of the per share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date price of the Company’s Common Stock. Compensation cost for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black Scholes option-pricing model, utilizing assumptions similar to stock option awards. The total value of SARs exercised was $0.3 million in 2023, $0.2 million in 2022, $0.1 million for the three months ended December 31, 2021 and $0.5 million in fiscal 2021.

Cash-Settled Restricted Stock Units — The Company granted employees 8,860 cash-settled RSUs in 2023, 11,850 cash-settled RSUs in 2022, 2,450 cash-settled RSUs in the three months ended December 31, 2021 and 14,550 cash-settled RSUs in fiscal 2021. Each RSU award provides recipients the right to receive cash equal to the value of a share of the Company’s Common Stock at predetermined vesting dates. Compensation cost for RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of RSUs vested was $0.9 million in 2023, $0.7 million in 2022, $1.1 million in the three months ended December 31, 2021 and $0.7 million in fiscal 2021.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

6. Employee Benefit Plans

Defined Benefit Plans — Oshkosh Defense and Pierce sponsor defined benefit pension plans for certain employees. The benefits provided are based primarily on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers and other revisions. In December 2012, salaried participants in the Pierce pension plan no longer receive service credit, other than for vesting purposes. In December 2013, the Pierce pension plan was amended to close participation in the plan for new production employees. In October 2016, the Oshkosh Defense hourly defined benefit pension plan was closed to new production employees.

On July 27, 2021, the Company’s Board of Directors approved a plan to terminate and settle the defined benefit plan related to salaried participants of an Oshkosh defined benefit pension plan. In the fourth quarter of 2022, the Company transferred plan assets to an insurance company that will provide for and pay the remaining benefits to participants and incurred a charge of $33.6 million associated with the settlement of this plan. The pre-tax balance in Accumulated Other Comprehensive Income associated with the plan, along with costs related to the settlement, were recorded as a component of “Miscellaneous, net”, with the related income tax effects recorded in “Provision for income taxes”, in the Consolidated Statements of Income.

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

Supplemental Executive Retirement Plans (SERP) — The Company maintains defined benefit and defined contribution SERPs for certain executive officers of Oshkosh and its subsidiaries. In fiscal 2013, the Oshkosh defined benefit SERP was amended to freeze benefits under the plan and executive officers in the defined benefit SERP at that time became eligible for the new Oshkosh defined contribution SERP. At the same time, the Company established a trust to fund obligations under the Oshkosh SERPs. As of December 31, 2023, the trust held assets of $14.1 million. The trust assets are subject to claims of the Company’s creditors. The trust assets are included in “Other current assets” and “Other long-term assets” in the Consolidated Balance Sheets. The Company recognized an expense of $1.2 million in 2023, income of $0.5 million in 2022, expense of $0.4 million for the three months ended December 31, 2021 and expense of $2.6 million in fiscal 2021, related to the Oshkosh defined contribution SERP.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans were as follows (in millions):

	Year Ended December 31,
	2023	2022
Accumulated benefit obligation at end of period	$346.2	$327.9
Change in projected benefit obligation
Benefit obligation at beginning of period	$333.2	$611.8
Service cost	6.6	10.3
Interest cost	16.6	17.0
Actuarial loss (gain)	7.1	(148.5)
Settlement	—	(135.4)
Benefits paid	(14.0)	(18.2)
Currency translation adjustments	0.9	(3.8)
Benefit obligation at end of period	$350.4	$333.2
Change in plan assets
Fair value of plan assets at beginning of period	$298.7	$533.0
Actual return on plan assets	39.4	(102.2)
Company contributions	2.0	28.6
Settlement	—	(135.4)
Expenses paid	(1.4)	(2.9)
Benefits paid	(14.0)	(18.2)
Currency translation adjustments	1.2	(4.2)
Fair value of plan assets at end of period	$325.9	$298.7
Funded status of plan - at end of period	$(24.5)	$(34.5)

Recognized in consolidated balance sheet at end of period
Prepaid benefit cost (long-term asset)	$7.6	$6.2
Accrued benefit liability (current liability)	(2.0)	(2.0)
Accrued benefit liability (long-term liability)	(30.1)	(38.7)
	$(24.5)	$(34.5)

Recognized in accumulated other comprehensive income (loss) as of end of period (net of taxes)
Net actuarial loss	$35.2	$27.8
Prior service (cost) benefit	(8.1)	(9.6)
	$27.1	$18.2

Weighted-average assumptions as of end of period
Discount rate	4.89%	5.09%
Expected return on plan assets	6.50%	6.50%

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	December 31,
	2023	2022
Projected benefit obligation	$29.0	$316.0
Accumulated benefit obligation	28.6	310.8
Fair value of plan assets	—	275.4

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s postretirement benefit plans were as follows (in millions):

	Year Ended December 31,
	2023	2022
Accumulated benefit obligation at end of period	$52.1	$44.6
Change in projected benefit obligation
Benefit obligation at beginning of period	$44.6	$55.7
Service cost	1.7	2.2
Interest cost	2.1	1.4
Actuarial loss (gain)	7.5	(12.0)
Benefits paid	(3.8)	(2.7)
Benefit obligation at end of period	$52.1	$44.6
Change in plan assets
Company contributions	$3.8	$2.7
Benefits paid	(3.8)	(2.7)
Fair value of plan assets at end of period	$—	$—
Funded status of plan - at end of period	$(52.1)	$(44.6)

Recognized in consolidated balance sheet at end of period
Accrued benefit liability (current liability)	$(3.9)	$(2.2)
Accrued benefit liability (long-term liability)	(48.2)	(42.4)
	$(52.1)	$(44.6)

Recognized in accumulated other comprehensive income (loss) as of end of period (net of taxes)
Net actuarial loss	$(3.1)	$2.7
Prior service (cost) benefit	9.0	10.2
	$5.9	$12.9

Weighted-average assumptions as of end of period
Discount rate	4.76%	4.95%
Expected return on plan assets	n/a	n/a

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost were as follows (in millions):

	Pension Benefits
	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Components of net periodic benefit cost
Service cost	$6.6	$10.3	$2.6	$11.5
Interest cost	16.6	17.0	4.3	16.4
Expected return on plan assets	(19.4)	(20.6)	(5.3)	(19.8)
Amortization of prior service cost	1.9	2.2	0.6	2.3
Settlement	—	33.6	—	—
Amortization of net actuarial (gain) loss	(2.4)	1.0	0.2	4.9
Expenses paid	1.0	3.0	2.5	3.0
Net periodic benefit cost	$4.3	$46.5	$4.9	$18.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(12.5)	$(26.2)	$(13.0)	$(74.1)
Amortization of prior service cost	(1.9)	(2.2)	(0.6)	(2.3)
Settlement	—	(33.6)	—	—
Amortization of net actuarial gain (loss)	2.4	(1.0)	(0.2)	(4.9)
	$(12.0)	$(63.0)	$(13.8)	$(81.3)
Weighted-average assumptions
Discount rate	5.09%	2.83%	2.91%	2.71%
Expected return on plan assets	6.50%	4.31%	4.46%	4.89%

	Postretirement Health and Other
	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Components of net periodic benefit cost
Service cost	$1.7	$2.2	$0.5	$2.2
Interest cost	2.1	1.4	0.4	1.2
Amortization of prior service cost	(1.4)	(1.4)	(0.4)	(1.4)
Amortization of net actuarial (gain) loss	(0.2)	0.3	0.1	0.3
Net periodic benefit cost	$2.2	$2.5	$0.6	$2.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$7.5	$(12.0)	$2.2	$(1.1)
Amortization of prior service cost	1.4	1.4	0.4	1.4
Amortization of net actuarial gain (loss)	0.2	(0.3)	(0.1)	(0.3)
	$9.1	$(10.9)	$2.5	$—
Weighted-average assumptions
Discount rate	4.95%	2.62%	2.61%	2.36%
Expected return on plan assets	n/a	n/a	n/a	n/a

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Amounts expected to be recognized in pension and supplemental employee retirement plan net periodic benefit costs during 2024 included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at December 31, 2023 are prior service costs of $1.7 million ($1.3 million net of tax) and unrecognized net actuarial losses of $2.6 million ($1.9 million net of tax).

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company does not expect to make contributions to its pension plans in 2024.

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

The weighted average of the Company’s pension plan asset allocations and target allocations at December 31, 2023 by asset category for the Company's pension plans managed by the Committee, were as follows:

	Target %	Actual
Asset Category
Fixed income	30% - 40%	35%
Large-cap equity	25% - 40%	34%
Mid-cap equity	10% - 20%	16%
Small-cap equity	5% - 15%	13%
Other	0% - 5%	2%
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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Common stocks
U.S. companies (a)	$88.6	$—	$—	$88.6
International companies (b)	—	5.0	—	5.0
Mutual funds (a)	94.3	—	—	94.3
Government and agency bonds (c)	—	16.1	—	16.1
Corporate bonds and notes (d)	—	6.9	—	6.9
Money market funds (e)	7.8	—	—	7.8
Other		—	0.6	0.6
	$190.7	$28.0	$0.6	219.3
Investments measured at net asset value (NAV) (f)				106.6
				$325.9

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Common stocks
U.S. companies (a)	$80.3	$0.1	$—	$80.4
International companies (b)	—	5.5	—	5.5
Mutual funds (a)	82.9	—	—	82.9
Government and agency bonds (c)	—	15.4	—	15.4
Corporate bonds and notes (d)	—	5.7	—	5.7
Money market funds (e)	8.5	—	—	8.5
Other	—	—	0.5	0.5
	$171.7	$26.7	$0.5	198.9
Investments measured at net asset value (NAV) (f)				99.8
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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plans assets that are in common collective trusts that calculate fair value based on NAV per share practical expedient (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period (1)
December 31, 2023	$106.6	$—	N/A	15 days
December 31, 2022	$99.8	$—	N/A	15 days
(1)
Represents the maximum redemption period. A portion of the investment does not have any redemption period restrictions.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

	Pension Benefits		Postretirement Health
Year Ending December 31,	Qualified	Non-Qualified	and Other
2024	$13.3	$2.0	$3.9
2025	14.4	2.0	4.0
2026	15.7	2.0	4.3
2027	16.9	2.0	4.7
2028	18.0	2.0	5.0
2029-2032	103.4	10.6	22.9

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

As of April 2023, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Red and accordingly the plan has implemented a financial improvement plan. The Company’s contributions to the multi-employer plan did not exceed 5% of the total plan contributions. The Company made contributions to the plan of $1.1 million in 2023, $1.2 million in 2022, $0.3 million for the three months ended December 31, 2021 and $1.4 million in fiscal 2021.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. For certain businesses, in addition to matching contributions, the company also contributes between 2% and 6% of an employee’s base pay, depending on age. Amounts expensed for Company matching and discretionary contributions were $58.7 million in 2023, $50.2 million in 2022, $11.8 million for the three months ended December 31, 2021 and $45.5 million in fiscal 2021.
7. Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Domestic	$705.9	$243.1	$16.8	$489.0
Foreign	91.7	32.5	7.4	56.3
	$797.6	$275.6	$24.2	$545.3

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for income taxes were as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Allocated to Income Before Losses of Unconsolidated Affiliates
Current:
Federal	$268.4	$98.1	$168.3	$(94.7)
Foreign	29.9	42.0	1.0	8.5
State	52.1	10.9	11.4	22.8
Total current	350.4	151.0	180.7	(63.4)
Deferred:
Federal	(126.0)	(53.3)	(166.4)	119.3
Foreign	(8.0)	(1.4)	(0.5)	(5.6)
State	(26.4)	1.2	(12.6)	(13.9)
Total deferred	(160.4)	(53.5)	(179.5)	99.8
	$190.0	$97.5	$1.2	$36.4
Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$1.8	$(19.2)	$(2.8)	$(20.0)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Effective Rate Reconciliation
U.S. federal tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net	2.5%	3.9%	2.7%	2.2%
Foreign taxes	1.0%	13.7%	5.0%	1.6%
Tax audit settlements	—%	0.1%	—%	-0.9%
Valuation allowance	0.7%	-0.1%	3.0%	-1.2%
Domestic tax credits	-1.8%	-3.0%	-15.8%	-2.3%
Foreign-derived intangible income deduction	-0.2%	-0.9%	-8.9%	—%
Global intangible low-taxed income, net	—%	0.6%	-1.6%	0.2%
Share-based compensation	0.4%	0.3%	-5.2%	—%
CARES Act net operating loss carryback	0.3%	-0.9%	—%	-13.8%
Other, net	-0.1%	0.7%	4.8%	-0.1%
	23.8%	35.4%	5.0%	6.7%

Foreign taxes in 2022 reflected a charge of $31.3 million as the Company revised its interpretation of certain foreign anti-hybrid tax legislation based upon comments from the corresponding taxing authorities, of which $3.5 million related to the three months ended December 31, 2021 and $14.6 million related to fiscal 2021.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2021, the Company implemented a plan to make certain tax accounting method changes and change the timing of certain deductible payments. The plan generated a net operating loss of approximately $800 million in fiscal 2021. The Company was able to carryback the net operating loss to prior tax years with higher federal statutory rates. The Company’s effective tax rate for fiscal 2021 reflected a discrete tax benefit of $75.3 million related to this plan. Certain tax positions taken to implement the plan are highly complex and subject to judgmental estimates. The Company recorded a liability for unrecognized tax benefits of $13.6 million reflecting the uncertainty of certain tax positions taken, of which $3.7 million impacted the Company’s provision for income taxes in fiscal 2021.

The Company recorded a net discrete tax benefit of $2.7 million in 2023 primarily as a result of the release of reserves due to the expiration of statutes of limitations in foreign jurisdictions. The Company recorded net discrete tax charges of $18.9 million in 2022, which included a discrete tax charge of $18.1 million related to anti-hybrid taxes. During the three months ended December 31, 2021, the Company recorded a net discrete benefit of $1.9 million, primarily related to excess tax deductions from share-based compensation. During fiscal 2021, the Company recorded net discrete tax benefits of $96.0 million, which included the discrete tax benefit of $75.3 million as a result of the net operating losses (NOL) carrybacks and a discrete benefit of $11.7 million related to the release of a valuation allowance against certain foreign net deferred tax assets in Europe.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Other long-term liabilities	$35.0	$41.3
Research & Development	87.8	84.5
Losses and credits	37.6	44.5
Accrued warranty	14.3	13.4
Other current liabilities	26.8	21.6
Customer advances	182.0	75.3
Payroll-related obligations	21.2	13.1
Other	28.4	15.8
Gross deferred tax assets	433.1	309.5
Less valuation allowance	(12.0)	(6.2)
Deferred tax assets, net	421.1	303.3
Deferred tax liabilities:
Intangible assets	(81.7)	(55.6)
Property, plant and equipment	(30.6)	(30.9)
Inventories	(6.1)	(35.0)
Other	$(67.5)	(47.0)
Deferred tax liabilities	(185.9)	(168.5)
Net deferred tax asset (liability)	$235.2	$134.8

The increase in deferred tax assets for customer advances relates to customer advances remaining in the Company's possession for a longer period of time. For tax purposes, the Company generally can only defer income on customer advances until the year after receipt. As the Company's backlog extends beyond one year, a greater number of customer advances have been recognized in income for tax purposes prior to recognition of revenue for book purposes.

The net deferred tax asset is classified in the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2023	2022
Long-term net deferred tax asset	$262.0	$134.8
Long-term net deferred tax liability	(26.8)	—
Net deferred tax asset (liability)	$235.2	$134.8

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company had $19.1 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from five years to an unlimited period. In addition, the Company had $200.4 million of state net operating loss carryforwards, which can be carried forward anywhere from ten years to an unlimited period and state credit carryforwards of $29.3 million, which are subject to expiration in 2028 to 2038. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, state tax credit carryforwards and foreign tax credit carryforwards were $4.9 million, $7.2 million, $18.6 million and $6.9 million, respectively, as of December 31, 2023. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains a valuation allowance against domestic deferred tax assets of $4.6 million, state tax credit carryforwards of $0.2 million, foreign net operating loss carryforwards of $2.1 million and foreign tax credit deferred tax assets of $5.1 million as of December 31, 2023.

At December 31, 2023, the Company had undistributed earnings of $469.2 million from its investment in non-U.S. subsidiaries. The Company has not recognized deferred tax liabilities for temporary differences related to the Company’s foreign operations as the Company considers that its undistributed earnings are intended to be indefinitely reinvested. Should the Company’s undistributed earnings from its investment in non-U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes estimated at $26.8 million, including the impact of the regulations discussed below.

On August 21, 2020, the U.S. Treasury Department and the IRS released final regulations related to the Tax Reform Act (the “tax regulations”) and the foreign dividends received deduction and global intangible low-taxed income. The tax regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance and are effective retroactively to the Company’s fiscal 2018 tax year and purport to cause certain intercompany transactions the Company engaged in during 2018 to produce U.S. taxable income upon a subsequent distribution from a controlled foreign corporation. The Company has analyzed the tax regulations and concluded that the U.S. Treasury Department exceeded regulatory authority and that the tax regulations are contrary to the congressional intent of the underlying statute. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the tax regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue would result in $19.2 million of tax liability if the Company were to distribute the earnings to the United States, which is included in the $26.8 million disclosed withholding tax above.

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Balance at beginning of period	$98.8	$41.5	$46.0	$79.8
Additions for tax positions related to current year	5.0	50.2	0.5	15.8
Additions for tax positions related to prior years	0.7	20.9	—	0.6
Reductions for tax positions related to prior years	(36.5)	(10.0)	(5.0)	(46.0)
Foreign currency translation	0.3	(1.9)	—	—
Lapse of statutes of limitations	(4.0)	(1.9)	—	(4.2)
Balance at end of period	$64.3	$98.8	$41.5	$46.0

As of December 31, 2023, net unrecognized tax benefits of $51.4 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. The Company recognized net interest and penalties income of $0.3 million in 2023. The Company recognized net interest and penalties expense of $0.1 million in both 2022 and the three months ended December 31, 2021. The Company recognized net interest and penalties income of $0.9 million in fiscal

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

2021. The Company had accruals for the payment of interest and penalties of $7.9 million and $4.7 million at December 31, 2023 and 2022, respectively. During 2024, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by $1.0 million, either because the Company’s tax positions are sustained on audit, because the Company agrees to their disallowance or the statute of limitations closes.

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. As of December 31, 2023, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction	Open Tax Years
Australia	2019 - 2023
Belgium	2020 - 2023
Brazil	2019 - 2023
Canada	2019 - 2023
China	2018 - 2023
Mexico	2019 - 2023
Netherlands	2018 - 2023
United Kingdom	2022 - 2023
Other Non-U.S. Countries	2017 - 2023
United States (federal general)	2016 - 2023
United States (state and local)	2013 - 2023

8. Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Basic weighted-average common shares outstanding	65,382,275	65,699,693	67,351,145	68,482,363
Dilutive stock options and other equity-based compensation awards	481,688	435,125	585,332	726,388
Diluted weighted-average common shares outstanding	65,863,963	66,134,818	67,936,477	69,208,751

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Shares for stock-based compensation	50,337	152,698	—	121,274

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

9. Receivables

Receivables consisted of the following (in millions):

	December 31,
	2023	2022
Trade receivables - U.S. government	$67.7	$135.3
Trade receivables - other	1,160.6	979.5
Finance receivables	7.6	7.3
Notes receivable	15.0	—
Other receivables	96.6	53.3
	1,347.5	1,175.4
Less allowance for doubtful accounts	(7.4)	(6.7)
	$1,340.1	$1,168.7

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	December 31,
	2023	2022
Current receivables	$1,316.4	$1,162.0
Long-term receivables	23.7	6.7
	$1,340.1	$1,168.7

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	For the Year Ended December 31, 2023
	Trade Receivables	Finance Receivables	Total
Allowance for doubtful accounts at beginning of period	$6.6	$0.1	$6.7
Acquisition of Business	1.2	—	1.2
Provision for doubtful accounts, net of recoveries	0.5	—	0.5
Charge-off of accounts	(1.0)	—	(1.0)
Allowance for doubtful accounts at end of period	$7.3	$0.1	$7.4

	For the Year Ended December 31, 2022
	Trade Receivables	Finance Receivables	Total
Allowance for doubtful accounts at beginning of period	$3.7	$0.5	$4.2
Provision for doubtful accounts, net of recoveries	3.3	(0.3)	3.0
Charge-off of accounts	(0.4)	(0.1)	(0.5)
Allowance for doubtful accounts at end of period	$6.6	$0.1	$6.7

10. Inventories

Inventories consisted of the following (in millions):

	December 31,
	2023	2022
Raw materials	$1,271.0	$1,140.6
Partially finished products	438.9	383.1
Finished products	421.7	341.9
	$2,131.6	$1,865.6

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,
	2023	2022
Land and land improvements	$100.5	$74.9
Buildings	478.3	441.6
Machinery and equipment	1,006.3	841.9
Software and related costs	222.0	201.5
Equipment on operating lease to others	7.1	10.2
Construction in progress	348.4	234.3
	2,162.6	1,804.4
Less accumulated depreciation	(1,093.1)	(978.2)
	$1,069.5	$826.2

Depreciation expense was $103.2 million in 2023, $84.7 million in 2022, $21.7 million for the three months ended December 31, 2021 and $87.5 million (including $3.6 million of accelerated depreciation related to restructuring actions) in fiscal 2021. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $6.0 million at December 31, 2023 and $9.3 million at December 31, 2022.

12. Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter of each year.

As of October 1, 2023, the Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (principally non-amortizable trade names). To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing, the Company used a weighted-average cost of capital, depending on the reporting unit, of 12.0% to 14.5% (11.5% to 13.0% at October 1, 2022) and a terminal growth rate of 3.0% (3.0% at October 1, 2022). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a controlling basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief from royalty” approach. Based on the Company’s annual impairment review, the Company concluded that there was no impairment of goodwill or indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions could have produced significantly different results. The Company had one reporting unit within the Defense segment with an estimated fair value exceeding its carrying value by approximately 10%. The carrying value of the goodwill allocated to this reporting unit was $44.4 million at December 31, 2023.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, approximately 75% of the Company’s recorded goodwill and indefinite-lived intangible assets were concentrated within the JLG reporting unit in the Access segment. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets at JLG is unlikely, events and conditions that could result in the impairment of intangibles at JLG include a sharp prolonged decline in economic conditions, significantly increased pricing pressure on JLG’s margins or other factors leading to reductions in expected long-term sales or profitability at JLG.

Upon acquiring AeroTech on August 1, 2023 and Hinowa on January 31, 2023, goodwill was recorded within the Vocational and Access segments, respectively. See Note 3 for additional information.

The following table presents changes in goodwill (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2021	$877.6	$44.4	$127.0	$1,049.0
Foreign currency translation	(11.8)	—	(0.5)	(12.3)
Acquisition	—	—	7.4	7.4
Impairment	—	—	(2.1)	(2.1)
Net goodwill at December 31, 2022	865.8	44.4	131.8	1,042.0
Foreign currency translation	7.1	—	—	7.1
Acquisitions	107.0	—	260.3	367.3
Net goodwill at December 31, 2023	$979.9	$44.4	$392.1	$1,416.4

In September 2022, the Company identified a triggering event that indicated a potential impairment of goodwill within one of its reporting units in the Commercial segment. The Company’s impairment test confirmed that the fair value of the reporting unit was below its carrying value. As a result, the Company recorded a $2.1 million impairment charge for goodwill in the third quarter of 2022.

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	December 31, 2023			December 31, 2022
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,912.0	$(932.1)	$979.9	$1,797.9	$(932.1)	$865.8
Defense	44.4	—	44.4	44.4	—	44.4
Vocational	561.5	(169.4)	392.1	303.5	(171.7)	131.8
	$2,517.9	$(1,101.5)	$1,416.4	$2,145.8	$(1,103.8)	$1,042.0

Details of the Company’s total purchased intangible assets are as follows (in millions):

	December 31, 2023
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	11.5	$819.5	$(574.6)	$244.9
Trade names	12.6	118.6	(7.5)	111.1
Technology-related	10.0	166.5	(108.2)	58.3
Distribution network	39.2	55.3	(38.4)	16.9
Other	6.1	37.5	(25.2)	12.3
	12.5	1,197.4	(753.9)	443.5
Non-amortizable trade names		386.7	—	386.7
		$1,584.1	$(753.9)	$830.2

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Weighted- Average Life	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	12.6	$576.6	$(557.3)	$19.3
Trade names	10.0	26.7	—	26.7
Technology-related	12.0	108.3	(104.4)	3.9
Distribution network	39.2	55.3	(37.0)	18.3
Other	11.9	23.5	(22.1)	1.4
	14.2	790.4	(720.8)	69.6
Non-amortizable trade names		387.4	—	387.4
		$1,177.8	$(720.8)	$457.0

When determining the value of customer relationships for purposes of allocating the purchase price of an acquisition, the Company looks at existing customer contracts of the acquired business to determine if they represent a reliable future source of income and hence, a valuable intangible asset for the Company. The Company determines the fair value of the customer relationships based on the estimated future benefits the Company expects from the acquired customer contracts. In performing its evaluation and estimation of the useful lives of customer relationships, the Company looks to the historical growth rate of revenue of the acquired company’s existing customers as well as historical customer attrition rates.

In connection with the valuation of intangible assets, a 40-year life was assigned to the value of the Pierce distribution network (net book value of $16.9 million at December 31, 2023). The Company believes Pierce maintains the largest North American fire apparatus distribution network. Pierce has exclusive contracts with each distributor related to the fire apparatus product offerings manufactured by Pierce. The useful life of the Pierce distribution network was based on a historical turnover analysis.

Amortization of purchased intangible assets was $41.7 million in 2023 (including $8.9 million that was recognized in "Cost of sales" in the Consolidated Statements of Income), $11.6 million in 2022, $2.8 million for the three months ended December 31, 2021 and $9.6 million in fiscal 2021. The estimated future amortization expense of purchased intangible assets for the next five years are as follows: 2024 - $62.7 million; 2025 - $54.2 million; 2026 - $51.4 million; 2027 - $51.4 million and 2028 - $48.9 million.

13. Leases

The Company leases certain real estate, information technology equipment, warehouse equipment, vehicles and other equipment through leases. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use ROU asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. Variable payments, which are generally determined based on the usage rate of the underlying asset, are excluded from the present value of lease payments and are recognized in the period in which the payment is made. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term and economic environment in which the lease is denominated. The incremental borrowing rate is determined using a portfolio approach based on the current rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company has elected not to separate payments for lease components from payments for non-lease components in contracts that contain both components. Lease agreements may include options to extend or terminate the lease. Those options that are reasonably certain of exercise at lease commencement have been included in the term of the lease used to recognize the right of use assets and lease liabilities. The lease terms of the Company’s real estate and equipment leases extend up to 29 years and 19 years, respectively. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs were as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Operating lease cost	$58.6	$54.0	$13.9	$53.3
Finance lease cost - amortization	13.8	9.9	2.1	5.4
Finance lease cost - interest	1.4	0.6	0.1	0.4
Variable lease cost	31.7	31.9	7.1	34.0
Short-term lease cost	11.1	11.1	2.5	9.5

Supplemental information related to leases was as follows (in millions):

		December 31, 2023
	Balance Sheet Classification	Operating leases	Finance leases	Total
Lease right of use assets	Other long-term assets	$205.9	$58.4	$264.3
Current lease liabilities	Other current liabilities	38.6	15.4	54.0
Long-term lease liabilities	Other long-term liabilities	178.1	43.9	222.0

Weighted average remaining lease term		7.2 years	5.7 years

Weighted average discount rates		3.8%	3.9%

		December 31, 2022
	Balance Sheet Classification	Operating leases	Finance leases	Total
Lease right of use assets	Other long-term assets	$209.2	$28.0	$237.2
Current lease liabilities	Other current liabilities	44.6	9.9	54.5
Long-term lease liabilities	Other long-term liabilities	174.7	18.7	193.4

Weighted average remaining lease term		7.9 years	4.0 years

Weighted average discount rates		3.4%	2.5%

The table below presents the right of use asset balance for leases disaggregated by segment and type of lease (in millions):

	December 31, 2023
	Access	Defense	Vocational	Corporate and intersegment eliminations	Total
Operating Leases
Real estate leases	$83.9	$39.3	$58.5	$9.8	$191.5
Equipment leases	6.4	1.0	2.1	4.9	14.4
	$90.3	$40.3	$60.6	$14.7	$205.9
Finance Leases
Real estate leases	$8.9	$2.4	$0.6	$—	$11.9
Equipment leases	4.9	5.6	2.3	33.7	46.5
	$13.8	$8.0	$2.9	$33.7	$58.4

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Access	Defense	Vocational	Corporate and intersegment eliminations	Total
Operating Leases
Real estate leases	$77.2	$45.7	$62.9	$9.6	$195.4
Equipment leases	3.6	1.1	2.6	6.5	13.8
	$80.8	$46.8	$65.5	$16.1	$209.2
Finance Leases
Real estate leases	$4.1	$2.8	$—	$—	$6.9
Equipment leases	3.2	3.0	1.4	13.5	21.1
	$7.3	$5.8	$1.4	$13.5	$28.0

Maturities of lease liabilities at December 31, 2023 and minimum payments for leases having initial or remaining non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in	Operating leases	Finance leases	Total
2024	$48.7	$17.4	$66.1
2025	38.7	14.1	52.8
2026	32.0	10.7	42.7
2027	28.5	7.5	36.0
2028	25.3	3.8	29.1
Thereafter	75.8	13.2	89.0
Total lease payments	249.0	66.7	315.7
Less: imputed interest	(32.3)	(7.4)	(39.7)
Present value of lease liability	$216.7	$59.3	$276.0

14. Investments in Unconsolidated Affiliates

Equity method investments — Investments in equity securities where the Company’s ownership interest exceeds 20% and the Company does not have a controlling interest or where the ownership is less than 20% and for which the Company has significant influence are accounted for by the equity method.

Investments in unconsolidated affiliates accounted for under the equity method consisted of the following (in millions):

		December 31,
	Ownership %	2023	2022
Robotic Research LLC	1%	$11.2	$11.2
AutoTech Fund II, L.P.	7%	8.5	8.7
Carnegie Foundry LLC	6%	4.7	4.8
Westly Capital Partners Fund IV, L.P.	3%	3.8	2.8
BME Fire Trucks LLC	25%	2.8	3.9
Construction Robotics, LLC	9%	2.3	2.4
AutoTech Fund III, L.P.	6%	1.2	0.8
Mezcladores Trailers de Mexico, S.A. de C.V.	—	—	8.3
		$34.5	$42.9

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The Company holds an equity interest in BME Fire Trucks LLC (Boise Mobile). Boise Mobile is a manufacturer and distributor of custom fire apparatus specializing in challenging environments, such as wildfires. There were no material transactions between the Company and Boise Mobile in 2023, 2022, the three months ended December 31, 2021 or fiscal 2021.

In the first quarter of 2023, the Company wrote down its 49% interest in the Mezcladoras Trailers de Mexico, S.A. de C.V. (Mezcladoras) joint venture by $5.9 million based on the estimated fair market value of the investment. In the third quarter of 2023, the Company completed the sale of Mezcladoras for $2.9 million, resulting in an additional loss of $1.9 million, primarily to eliminate the cumulative translation adjustments related to Mezcladoras upon liquidation of the investment.

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

Investments in unconsolidated affiliates not accounted for under the equity method with a readily determinable fair value consisted of the following (in millions):

	Cost Basis	Unrealized Gain (Loss)	Fair Value
December 31, 2023	$25.0	$(21.5)	$3.5
December 31, 2022	$25.0	$(21.2)	$3.8

Investments in unconsolidated affiliates not accounted for under the equity method without a readily determinable fair value consisted of the following (in millions):

	Cost Basis	Accumulated Impairment and Adjustments	Carrying Value
December 31, 2023	$5.5	$(0.2)	$5.3
December 31, 2022	$4.2	$(0.2)	$4.0

15. Other Long-Term Assets

Other long-term assets consisted of the following (in millions):

	December 31,
	2023	2022
Lease right of use assets (See Note 13)	$264.3	$237.2
Investments in affiliates (See Note 14)	43.3	50.7
Rabbi trust, less current portion	12.3	12.4
Long term notes receivable	8.0	—
Long term customer finance receivables	6.8	3.5
Other	25.0	17.4
	359.7	321.2
Less allowance for doubtful receivables on long-term receivables	(0.1)	(0.1)
	$359.6	$321.1

The rabbi trust (the “Trust”) holds investments to fund certain of the Company’s obligations under its nonqualified SERP. Trust investments include money market and mutual funds. The Trust assets are subject to claims of the Company’s creditors.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

16. Credit Agreements

The Company was obligated under the following debt instruments (in millions):

	December 31, 2023
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	$300.0	$(1.7)	$298.3
3.100% Senior notes due March 2030	300.0	(2.5)	297.5
Other long-term debt	1.7	—	1.7
	$601.7	$(4.2)	$597.5

Revolving credit facilities			$175.0

	December 31, 2022
	Principal	Debt Issuance Costs	Debt, Net
4.600% Senior notes due May 2028	300.0	(2.1)	297.9
3.100% Senior notes due March 2030	300.0	(2.9)	297.1
	$600.0	$(5.0)	$595.0

Revolving credit facilities			$9.7

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At December 31, 2023, borrowings under the Revolving Credit Facility of $175.0 million and outstanding letters of credit of $15.8 million reduced available capacity under the Revolving Credit Facility to $909.2 million.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2023, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 6.6%.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any fiscal quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of December 31, 2023.

In March 2022, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 70.0 million Chinese renminbi. There was no amount

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

outstanding on the line of credit as of December 31, 2023. There was 12.6 million Chinese renminbi ($1.8 million) outstanding on the line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 3.6% at December 31, 2023.

In September 2019, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 426.0 million Chinese renminbi. There was no amount outstanding on the line of credit as of December 31, 2023. There was 54.0 million Chinese renminbi ($7.8 million) outstanding on the line of credit as of December 31, 2022. The line of credit carries a variable interest rate that is set by the lender, which was 4.0% at December 31, 2023.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid in February 2023. As of December 31, 2023, €1.5 million ($1.7 million) of notes remained outstanding with a weighted average interest rate of 1.2%.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At December 31, 2023, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $295 million ($285 million at December 31, 2022) and $269 million ($254 million at December 31, 2022), respectively. The fair values of the revolving credit facilities approximated their carrying values at December 31, 2023 and 2022. See Note 23 for the definition of a Level 2 input.
17. Warranties

The Company’s products generally carry explicit warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer. Warranty costs were $51.8 million in 2023, $50.8 million in 2022, $11.3 million for the three months ended December 31, 2021 and $66.3 million in fiscal 2021.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Balance at beginning of period	$58.8	$65.7	$69.0	$67.4
Warranty provisions	52.1	49.3	10.8	50.1
Settlements made	(51.3)	(57.7)	(14.6)	(65.0)
Changes in liability for pre-existing warranties, net	(0.3)	1.5	0.5	16.2
Foreign currency translation	0.1	(0.2)	—	—
Acquisition	4.8	0.2	—	0.3
Balance at end of period	$64.2	$58.8	$65.7	$69.0

Additional warranty costs on the Joint Light Tactical Vehicle (JLTV) program within the Defense segment resulted in changes in the liability for pre-existing warranties of $16.9 million in fiscal 2021. The liabilities associated with service-type warranties are disclosed in Note 4.

18. Guarantee Arrangements

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at December 31, 2023, the Company guaranteed an aggregate of $668.5 million in indebtedness of customers. At December 31, 2023, the Company estimated that its maximum loss exposure under these contracts was $104.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at December 31, 2023, the Company guaranteed to support an aggregate of $124.9 million of customer equipment value. At December 31, 2023, the Company estimated that its maximum loss exposure under these contracts was $13.7 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Balance at beginning of period	$12.2	$12.1	$14.1	$15.5
Adoption of ASC 326	-	—	—	(0.6)
Provision for new credit guarantees	3.5	3.0	0.4	2.4
Changes for pre-existing guarantees, net	(0.4)	(1.5)	0.3	(0.5)
Amortization of previous guarantees	(2.8)	(1.2)	(2.7)	(2.8)
Foreign currency translation	(0.1)	(0.2)	—	0.1
Balance at end of period	$12.4	$12.2	$12.1	$14.1

Upon the adoption of FASB ASC 326, Financial Instruments - Credit Losses, the contingent portion of the guarantee liabilities that relates to credit losses is recognized separately and is recorded within “Other current liabilities” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Balance at beginning of period	$6.3	$4.0	$7.3	$—
Adoption of ASC 326	—	—	—	7.1
Provision for new credit guarantees	1.5	1.6	0.1	2.1
Changes in allowance for pre-existing guarantees, net	(2.1)	1.0	(3.4)	(2.0)
Foreign currency translation	0.1	(0.3)	—	0.1
Balance at end of period	$5.8	$6.3	$4.0	$7.3

19. Contingencies and Concentrations

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $5.0 million per claim and a reserve is maintained for the estimated costs of such claims. At December 31, 2023 and 2022, the estimated net liabilities for product and general liability claims totaled $50.1 million and $41.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $2.58 billion and $2.04 billion at December 31, 2023 and 2022, respectively. Open standby letters of credit issued by the Company’s banks in favor of third parties totaled $18.2 million and $18.8 million at December 31, 2023 and 2022, respectively.

Other Matters — The Company is subject to environmental matters and legal proceedings and claims, including patent, antitrust, product liability, warranty and state dealership regulation compliance proceedings that arise in the ordinary course of business. Although the final results of such matters and claims cannot be predicted with certainty, management believes that the ultimate resolution will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, approximately 19% of the Company’s workforce was covered under collective bargaining agreements.

The Company derived a significant portion of its revenue from the DoD, as follows (in millions):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
DoD	$1,664.8	$1,995.8	$521.2	$2,395.1
Foreign military sales	156.6	76.2	0.5	139.2
Total DoD sales	$1,821.4	$2,072.0	$521.7	$2,534.3

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

20. Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. As of December 31, 2023, the Company had remaining authority to repurchase 11,284,882 shares of Common Stock.

Repurchases of Common Stock were as follows (in millions, except share amounts):

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Shares of Common Stock repurchased	265,795	1,508,467	1,362,831	927,934
Cost of shares of Common Stock repurchased	$22.5	$155.0	$150.0	$107.8

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

21. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2020	$(95.9)	$(102.1)	$(0.4)	$(198.4)
Other comprehensive income (loss) before reclassifications	57.1	3.8	1.5	62.4
Amounts reclassified from accumulated other comprehensive income (loss)	4.6	—	0.4	5.0
Net current period other comprehensive income (loss)	61.7	3.8	1.9	67.4
Balance at September 30, 2021	(34.2)	(98.3)	1.5	(131.0)
Other comprehensive income (loss) before reclassifications	8.2	(6.9)	0.9	2.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	(0.2)	0.2
Net current period other comprehensive income (loss)	8.6	(6.9)	0.7	2.4
Balance at December 31, 2021	(25.6)	(105.2)	2.2	(128.6)
Other comprehensive income (loss) before reclassifications	29.3	(31.0)	6.2	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	27.4	4.6	(0.2)	31.8
Net current period other comprehensive income (loss)	56.7	(26.4)	6.0	36.3
Balance at December 31, 2022	31.1	(131.6)	8.2	(92.3)
Other comprehensive income (loss) before reclassifications	3.5	24.2	(0.5)	27.2
Amounts reclassified from accumulated other comprehensive income (loss)	(1.6)	2.9	(8.2)	(6.9)
Net current period other comprehensive income (loss)	1.9	27.1	(8.7)	20.3
Balance at December 31, 2023	$33.0	$(104.5)	$(0.5)	$(72.0)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 6 for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	income (expense)	2023	2022	2021	2021
Amortization of employee pension and postretirement benefits items
Prior service costs	Miscellaneous, net	$0.5	$0.8	$0.2	$0.9
Settlement	Miscellaneous, net	—	33.6	—	—
Actuarial (gains) losses	Miscellaneous, net	(2.6)	1.3	0.3	5.2
Total before tax		(2.1)	35.7	0.5	6.1
Tax benefit		0.5	(8.3)	(0.1)	(1.5)
Net of tax		$(1.6)	$27.4	$0.4	$4.6

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2023, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $46.6 million. Net gains or losses related to these contracts are recorded within the same line item in the Consolidated Statements of Income impacted by the hedged item. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is two years.

The Company enters into forward foreign currency exchange contracts to create economic hedges to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings within “Miscellaneous, net” in the Consolidated Statements of Income. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2023, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $148.9 million in notional amounts covering a variety of foreign currency exposures.

The fair values of all open derivative instruments were as follows (in millions):

	December 31, 2023
	Other Current Assets	Other Long Term Assets	Other Current Liabilities	Other Long Term Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$—	$0.7	$—

Not designated as hedging instruments:
Foreign exchange contracts	0.5	—	2.5	0.2
	$0.5	$—	$3.2	$0.2

	December 31, 2022
	Other Current Assets	Other Long Term Assets	Other Current Liabilities	Other Long Term Liabilities
Cash flow hedges:
Foreign exchange contracts	$11.1	$—	$0.3	$—

Not designated as hedging instruments:
Foreign exchange contracts	1.5	0.1	1.3	—
	$12.6	$0.1	$1.6	$—

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	Gains (Losses)	2023	2022	2021	2021
Cash flow hedges:
Foreign exchange contracts	Net Sales	$9.6	$—	$—	$—
Foreign exchange contracts	Cost of sales	2.3	1.4	0.3	(0.7)

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	2.7	0.9	(0.1)	0.2
		$14.6	$2.3	$0.2	$(0.5)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	3.5	—	—	3.5
Foreign currency exchange derivatives (c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives (c)	$—	$3.4	$—	$3.4

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
SERP plan assets (a)	$13.8	$—	$—	$13.8
Investment in equity securities (b)	3.8	—	—	3.8
Foreign currency exchange derivatives (c)	—	12.7	—	12.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.6	$—	$1.6

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

See Notes 6, 14 and 16 for fair value information related to pension assets, investments and debt.

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (See Note 3 for fair value of assets acquired and liabilities assumed through acquisitions, Note 11 for impairments of long-lived assets, Note 12 for impairment valuation analysis of intangible assets and Note 13 for impairments of right of use assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

24. Business Segment Information

Effective January 31, 2023, the Company formed the Vocational segment by combining the historical Fire & Emergency segment and Commercial segment businesses. As a result, the Company is organized into three reportable segments based on the internal organization used by the Chief Executive Officer for making operating decisions and measuring performance and based on the similarity of customers served, common management, common use of facilities and economic results attained. The Company’s reportable segments are as follows:

Access: This segment consists of JLG and JerrDan. JLG designs and manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. JerrDan designs, manufactures and markets towing and recovery equipment. Access customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers.

Defense: This segment consists of Oshkosh Defense and Pratt Miller. These business units design and manufacture tactical wheeled vehicles and supply parts and services for the U.S. military and for other militaries around the world, delivery vehicles for the USPS, as well as offer engineering and product development services primarily to customers in the motorsports and multiple ground vehicle markets. Sales to the DoD accounted for 84% of the segment's sales in 2023, 95% of the segment's sales in 2022, 93% of the segment's sales for the three months ended December 31, 2021 and 95% of the segment’s sales in fiscal 2021.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Vocational: This segment includes Pierce, Airport Products, Maxi-Metal, McNeilus, AeroTech, IMT and Oshkosh Commercial. The Pierce, Airport Products and Maxi-Metal business units design, manufacture and market commercial and custom fire apparatus and emergency vehicles primarily for fire departments, airports and other governmental units. McNeilus designs, manufactures, markets and distributes refuse collection vehicles and components. The AeroTech business unit designs, manufactures, markets and distributes aviation ground support products and gate equipment and provides airport services to commercial airlines, airports, air-freight carriers, ground handling customers and the military. IMT is a designer and manufacturer of field service vehicles and truck-mounted cranes for niche markets. Oshkosh Commercial designs, manufactures, markets and distributes front discharge concrete mixer vehicles and components.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate” includes corporate office expenses, certain new product development costs, stock-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments, and results of insignificant operations. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment. The accounting policies of the reportable segments are the same as those described in Note 2.

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$2,461.6	$—	$2,461.6	$1,949.0	$—	$1,949.0
Telehandlers	1,480.2	—	1,480.2	1,174.8	—	1,174.8
Other	1,048.2	—	1,048.2	848.1	0.2	848.3
Total Access	4,990.0	—	4,990.0	3,971.9	0.2	3,972.1

Defense	2,092.0	6.2	2,098.2	2,139.9	1.4	2,141.3

Vocational
Fire apparatus	1,186.6	—	1,186.6	1,086.0	—	1,086.0
Refuse collection	590.7	—	590.7	536.4	—	536.4
Other	798.6	2.2	800.8	547.6	5.7	553.3
Total Vocational	2,575.9	2.2	2,578.1	2,170.0	5.7	2,175.7

Corporate and intersegment eliminations	—	(8.4)	(8.4)	0.2	(7.3)	(7.1)
Consolidated	$9,657.9	$—	$9,657.9	$8,282.0	$—	$8,282.0

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31, 2021 (transition period)			Year Ended September 30, 2021
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$415.3	$—	$415.3	$1,471.4	$—	$1,471.4
Telehandlers	210.6	—	210.6	769.4	—	769.4
Other	207.4	0.2	207.6	826.5	4.8	831.3
Total Access	833.3	0.2	833.5	3,067.3	4.8	3,072.1

Defense	531.1	0.4	531.5	2,524.1	1.5	2,525.6

Vocational
Fire apparatus	215.1	—	215.1	1,199.2	—	1,199.2
Refuse collection	98.2	—	98.2	465.9	—	465.9
Other	113.9	2.0	115.9	480.1	19.0	499.1
Total Vocational	427.2	2.0	429.2	2,145.2	19.0	2,164.2
Corporate and intersegment eliminations	0.1	(2.6)	(2.5)	0.7	(25.3)	(24.6)
Consolidated	$1,791.7	$—	$1,791.7	$7,737.3	$—	$7,737.3

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Operating income (loss):
Access (a)	$738.8	$313.2	$38.2	$278.2
Defense (b)	91.6	46.2	16.0	200.7
Vocational (c)	185.5	154.4	18.3	260.6
Corporate	(178.3)	(141.5)	(30.9)	(147.4)
Consolidated	837.6	372.3	41.6	592.1
Interest expense, net of interest income	(53.8)	(43.9)	(11.8)	(44.7)
Miscellaneous, net (d)	13.8	(52.8)	(5.6)	(2.1)
Income before income taxes and losses of unconsolidated affiliates	$797.6	$275.6	$24.2	$545.3

(a)
Results for 2022 include expense of $4.6 million to eliminate cumulative translation adjustments upon liquidation of foreign entities. Results for fiscal 2021 include $3.1 million of restructuring costs and $7.4 million operating expenses related to restructuring plans.
(b)
Results for 2023 include a gain of $8.0 million on the sale of the snow removal apparatus business. Results for 2022 include a $5.6 million intangible asset impairment charge.
(c)
Results for 2023 include a loss of $13.3 million on the sale of the rear discharge mixer business, acquisition costs of $12.9 million related to the acquisition of AeroTech, $7.1 million of amortization of inventory fair value step-up and restructuring costs of $3.0 million. Results for 2022 include a $2.1 million intangible asset impairment charge.
(d)
Results for 2023 include a gain of $4.7 million on the settlement of a claim with the Company's pension advisor. Results for 2022 include a $33.6 million charge from the settlement of a frozen pension plan.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,		(transition period) Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Depreciation and amortization:
Access (a)	$55.1	$37.4	$9.1	$37.9
Defense	36.6	29.9	7.9	27.8
Vocational	52.2	25.3	5.9	23.1
Corporate	16.0	15.0	4.1	15.2
Consolidated	$159.9	$107.6	$27.0	$104.0
Capital expenditures:
Access (b)	$112.3	$65.7	$17.2	$55.8
Defense	141.4	168.2	12.1	23.8
Vocational	73.0	42.2	12.9	29.4
Corporate	3.2	3.6	1.0	5.8
Consolidated	$329.9	$279.7	$43.2	$114.8

(a)
Includes $3.6 million of accelerated depreciation associated with restructuring actions in fiscal 2021.
(b)
Capital expenditures include both the purchase of property, plant and equipment and equipment held for rental.

The following tables provide long-lived asset by country in which the Company operates. Long-lived assets include property, plant and equipment, equipment held for rental, deferred contract costs and right of use assets.

	December 31, 2023
	Access	Defense	Vocational	Corporate	Total
Identifiable assets:
United States	$303.8	$1,134.6	$344.5	$112.4	$1,895.3
China	34.8	—	—	—	34.8
Mexico	30.0	—	0.4	—	30.4
Netherlands	27.9	—	—	—	27.9
Other	49.7	0.2	6.0	—	55.9
Total	$446.2	$1,134.8	$350.9	$112.4	$2,044.3

	December 31, 2022
	Access	Defense	Vocational	Corporate	Total
Identifiable assets:
United States	$219.0	$788.0	$245.9	$97.7	$1,350.6
China	43.5	—	—	—	43.5
Mexico	26.6	—	—	—	26.6
Netherlands	21.6	—	—	—	21.6
Other	26.8	0.6	8.8	—	36.2
Total	$337.5	$788.6	$254.7	$97.7	$1,478.5

Total assets by segment are not disclosed as the Company's chief operating decision maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Year Ended December 31, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$3,968.3	$1,754.3	$2,502.6	$(8.4)	$8,216.8
Europe, Africa and Middle East	573.8	342.8	32.0	—	948.6
Rest of the World	447.9	1.1	43.5	—	492.5
Consolidated	$4,990.0	$2,098.2	$2,578.1	$(8.4)	$9,657.9

	Year Ended December 31, 2022
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$3,298.9	$2,047.5	$2,128.9	$(7.1)	$7,468.2
Europe, Africa and Middle East	353.0	92.7	9.5	—	455.2
Rest of the World	320.2	1.1	37.3	—	358.6
Consolidated	$3,972.1	$2,141.3	$2,175.7	$(7.1)	$8,282.0

	Three Months Ended December 31, 2021 (transition period)
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$671.6	$523.4	$418.8	$(2.5)	$1,611.3
Europe, Africa and Middle East	86.1	8.0	4.9	—	99.0
Rest of the World	75.8	0.1	5.5	—	81.4
Consolidated	$833.5	$531.5	$429.2	$(2.5)	$1,791.7

	Year Ended September 30, 2021
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$2,358.9	$2,337.8	$2,076.4	$(24.6)	$6,748.5
Europe, Africa and Middle East	273.4	183.2	48.2	—	504.8
Rest of the World	439.8	4.6	39.6	—	484.0
Consolidated	$3,072.1	$2,525.6	$2,164.2	$(24.6)	$7,737.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of internal control over financial reporting excludes AeroTech because it was acquired by the Company in 2023. The net revenues and total assets of AeroTech represent 3.0% and 10.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Based on this assessment, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1: Election of Directors,” “Governance of the Company — Audit Committee” and “Stock Ownership — Delinquent Section 16(a) Reports”, if applicable, in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Information about our Executive Officers” included under Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information to be included under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Agreements” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Share Awards(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	977,549	$82.00	1,471,786
Equity compensation plans not approved by security holders	—	—	—
	977,549	$82.00	1,471,786

(1)
Represents options to purchase shares of the Company’s Common Stock granted under the 2017 Incentive Stock and Award Plan, which was approved by the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included under the caption “Proposal 2: Ratification of the Appointment of Independent Auditor for Fiscal Year Ending December 31, 2024 — Audit and Non-Audit Fees” in the Company’s definitive proxy statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the fiscal year ended December 31, 2023, are contained in Item 8:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, the three months ended December 31, 2021, and the years ended September 30, 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021
Consolidated Balance Sheets at December 31, 2023 and December 31, 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022, the three months ended December 31, 2021, and the year ended September 30, 2021
Notes to Consolidated Financial Statements

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

10.1

Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Timothy S. Bleck, Bryan K. Brandt, Ignacio A. Cortina, Jayanthi Iyengar, James W. Johnson, Anupam Khare, Emma M. McTague, Mahesh Narang, Michael E. Pack, and John C. Pfeifer, (each of the persons identified has signed this form or a substantially similar form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3

Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (File No. 1-31371)).*

10.4

Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.5

Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.6

Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.7

Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.8

Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

10.9

Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.10

Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-31371)).*

10.11

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Options Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.12

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.13

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.14

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.15

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.16

Framework for Awards of Performance Shares based on ESG/DEI under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-31371)).*

10.17

Severance Agreement between Oshkosh Corporation and John P. Pfeifer dated April 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.18

Oshkosh Corporation Severance Policy (which currently applies to all of the Company’s executive officers other than Mr. Pfeifer as eligible) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 29, 2024.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 29, 2024.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated February 29, 2024.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated February 29, 2024.

97	Oshkosh Corporation Recovery Policy

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentations Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

February 29, 2024	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

February 29, 2024	By	/s/ John C. Pfeifer
John C. Pfeifer, President, Chief Executive Officer and Director (Principal Executive Officer)

February 29, 2024	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 29, 2024	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

February 29, 2024	By	/s/ Keith J. Allman
Keith J. Allman, Director

February 29, 2024	By	/s/ Douglas L. Davis
Douglas L. Davis, Director

February 29, 2024	By	/s/ Tyrone M. Jordan
Tyrone M. Jordan, Director

February 29, 2024	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

February 29, 2024	By	/s/ Stephen D. Newlin
Stephen D. Newlin, Chairman of Board

February 29, 2024	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

February 29, 2024	By	/s/ David G. Perkins
David G. Perkins, Director

February 29, 2024	By	/s/ Sandra E. Rowland
Sandra E. Rowland, Director

February 29, 2024	By	/s/ John S. Shiely
John S. Shiely, Director