Form 10-Q
period 2024-03-31
OSHKOSH CORP
filed 2024-04-25
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 18, 2024, 65,401,118 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$2,543.8	$2,268.1
Cost of sales	2,073.8	1,934.3
Gross income	470.0	333.8

Operating expenses:
Selling, general and administrative	196.8	199.1
Amortization of purchased intangibles	13.5	3.9
Total operating expenses	210.3	203.0
Operating income	259.7	130.8

Other income (expense):
Interest expense	(22.4)	(13.4)
Interest income	1.6	6.2
Miscellaneous, net	(2.0)	5.8
Income before income taxes and losses of unconsolidated affiliates	236.9	129.4
Provision for income taxes	54.7	34.2
Income before losses of unconsolidated affiliates	182.2	95.2
Losses of unconsolidated affiliates	(2.8)	(6.7)
Net income	$179.4	$88.5

Earnings per share:
Basic	$2.73	$1.35
Diluted	2.71	1.34

Cash dividends declared per share on Common Stock	$0.46	$0.41

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$179.4	$88.5
Other comprehensive income (loss), net of tax:
Employee pension and postretirement benefits	(0.4)	(0.4)
Currency translation adjustments	(17.5)	11.4
Change in fair value of derivative instruments	0.3	(2.0)
Total other comprehensive income (loss), net of tax	(17.6)	9.0
Comprehensive income	$161.8	$97.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$69.9	$125.4
Receivables, net	1,533.0	1,316.4
Unbilled receivables, net	792.1	771.6
Inventories	2,208.4	2,131.6
Income taxes receivable	36.4	42.2
Other current assets	91.7	93.6
Total current assets	4,731.5	4,480.8
Property, plant and equipment, net	1,102.9	1,069.5
Goodwill	1,409.4	1,416.4
Purchased intangible assets, net	812.8	830.2
Deferred income taxes	261.1	262.0
Deferred contract costs	793.4	710.7
Other non-current assets	359.9	359.6
Total assets	$9,471.0	$9,129.2

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$641.0	$175.0
Accounts payable	1,059.3	1,214.5
Customer advances	703.8	706.9
Payroll-related obligations	158.4	242.5
Income taxes payable	328.7	308.0
Other current liabilities	428.3	442.7
Total current liabilities	3,319.5	3,089.6
Long-term debt, less current maturities	598.9	597.5
Non-current customer advances	1,181.5	1,190.7
Deferred income taxes	25.0	26.8
Other non-current liabilities	520.1	519.3
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	821.7	823.0
Retained earnings	3,955.1	3,805.8
Accumulated other comprehensive loss	(89.6)	(72.0)
Common Stock in treasury, at cost (9,625,476 and 9,627,658 shares, respectively)	(861.9)	(852.2)
Total shareholders’ equity	3,826.0	3,705.3
Total liabilities and shareholders’ equity	$9,471.0	$9,129.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	179.4	—	—	179.4
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	(17.5)	—	(17.5)
Derivative instruments, net of tax	—	—	—	0.3	—	0.3
Cash dividends ($0.46 per share)	—	—	(30.1)	—	—	(30.1)
Repurchases of Common Stock	—	—	—	—	(15.1)	(15.1)
Exercise of stock options	—	0.7	—	—	2.8	3.5
Stock-based compensation expense	—	8.7	—	—	—	8.7
Payment of stock-based restricted and performance shares	—	(10.4)	—	—	10.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.2)	(8.2)
Other	—	(0.3)	—	—	0.4	0.1
Balance at March 31, 2024	$0.7	$821.7	$3,955.1	$(89.6)	$(861.9)	$3,826.0

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	88.5	—	—	88.5
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	11.4	—	11.4
Derivative instruments, net of tax	—	—	—	(2.0)	—	(2.0)
Cash dividends ($0.41 per share)	—	—	(26.8)	—	—	(26.8)
Repurchases of Common Stock	—	—	—	—	(15.2)	(15.2)
Exercise of stock options	—	0.5	—	—	2.0	2.5
Stock-based compensation expense	—	6.8	—	—	—	6.8
Payment of stock-based restricted and performance shares	—	(4.7)	—	—	4.7	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.4)	(3.4)
Other	—	(0.6)	—	—	0.7	0.1
Balance at March 31, 2023	$0.7	$808.0	$3,376.7	$(83.3)	$(854.9)	$3,247.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$179.4	$88.5
Depreciation and amortization	46.6	30.5
Stock-based incentive compensation	8.7	6.8
Loss on sale of business, net of tax	—	11.0
Deferred income taxes	0.4	(26.3)
Other non-cash adjustments	5.8	6.0
Changes in operating assets and liabilities	(596.7)	(36.7)
Net cash provided by (used in) operating activities	(355.8)	79.8

Investing activities:
Additions to property, plant and equipment	(100.1)	(111.5)
Acquisition of business, net of cash acquired	(7.8)	(187.9)
Proceeds from sale of business, net of cash sold	—	23.1
Other investing activities	(3.3)	(0.8)
Net cash used in investing activities	(111.2)	(277.1)

Financing activities:
Proceeds from revolving credit facilities	1,133.0	—
Repayments of revolving credit facilities	(667.0)	—
Repayments of debt	—	(25.0)
Dividends paid	(30.1)	(26.8)
Repurchases of Common Stock	(15.1)	(15.2)
Other financing activities	(8.3)	(4.1)
Net cash provided by (used in) financing activities	412.5	(71.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.2
Decrease in cash and cash equivalents	(55.5)	(267.2)
Cash and cash equivalents at beginning of period	125.4	805.9
Cash and cash equivalents at end of period	$69.9	$538.7

Supplemental disclosures:
Cash paid for interest	$17.8	$8.4
Cash paid for income taxes, net of refunds	25.4	1.5
Cash paid for operating lease liabilities	13.9	12.4
Operating right-of-use assets obtained	12.7	7.8
Finance right-of-use assets obtained	6.5	10.9
Property, plant and equipment additions - noncash	17.4	20.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended December 31, 2023. The interim results are not necessarily indicative of results for any other interim period or for 2024. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three months ended March 31, 2024.

2. New Accounting Standards

Standards not yet adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company will be required to adopt ASU 2023-07 for its Annual Report on Form 10-K for the year ended December 31, 2024. The Company does not expect the adoption of ASU 2023-07 will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state and foreign. The Company will be required to adopt ASU 2023-07 for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not expect the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Divestitures

Acquisition of AeroTech

On August 1, 2023, the Company acquired 100% of JBT AeroTech (AeroTech) from JBT Corporation for $803.6 million, net of cash acquired and subject to customary post-closing adjustments. AeroTech, a leading provider of aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military, is part of the Vocational segment. The purchase price included $808.0 million in cash, a receivable of $10.0 million for certain post-closing information technology integration costs, a $1.0 million receivable for state tax liabilities, a payable of $5.1 million for certain post-closing working capital adjustments and a payable of $1.5 million for required equity replacement awards. The acquisition was funded with cash on hand and borrowings under the Company’s existing revolving credit facility. See Note 13 for additional information regarding the Company’s debt. During the first quarter of 2024, the Company paid JBT Corporation $5.1 million for post-closing working capital adjustments.

The results of AeroTech have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AeroTech had sales of $176.1 million during the three months ended March 31, 2024.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$9.3

Accounts receivable	$75.0
Unbilled receivables	57.8
Inventories	153.7
Other current assets	7.6
Property, plant and equipment	44.6
Goodwill	260.3
Purchased intangible assets	330.4
Other non-current assets	7.6
Total assets, excluding cash and cash equivalents	$937.0

Liabilities Assumed:
Accounts payable	$63.2
Customer advances	24.8
Payroll-related obligations	13.8
Other current liabilities	20.7
Deferred income taxes	2.6
Non-current liabilities	8.3
Total liabilities	$133.4
Net assets acquired	$803.6

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Vocational segment. The majority of the goodwill is deductible for income tax purposes. The purchase price allocations are preliminary at March 31, 2024 and may be subsequently adjusted to reflect the finalization of liabilities related to income taxes.

Unaudited pro forma financial information

The following table presents the supplemental consolidated results of the Company on an unaudited pro forma basis as if the acquisition of AeroTech had been completed on January 1, 2022 (in millions). The primary adjustments reflected in the unaudited pro-forma information related to (1) increase in interest expense for debt used to fund the acquisition and lower interest income due to less cash on hand available to be invested and (2) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition. Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, debt pay down, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

Three Months Ended March 31, 2023
Net sales	$2,409.4
Net income	79.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Divestitures

On March 1, 2023, the Company completed the sale of its rear-discharge concrete mixer business for $32.9 million. A pre-tax loss of $13.3 million was recognized on the sale during the first quarter of 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The rear-discharge concrete mixer business, which was included in the Vocational segment, had sales of $25.9 million during the three months ended March 31, 2023.

On July 24, 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million. A pre-tax gain of $8.0 million was recognized on the sale during the third quarter of 2023. The snow removal apparatus business, which was included in the Defense segment, had sales of $3.7 million during the three months ended March 31, 2023.

4. Revenue Recognition

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

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net sales	$(10.0)	$(6.5)
Operating income	(13.1)	(14.4)
Net income	(10.0)	(11.0)
Diluted earnings per share	$(0.15)	$(0.17)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during the contract term are also recognized as an asset. Under the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS), the Company has determined that it does not transfer control of any goods or services to the USPS until the construction of the production vehicles. Deferred contract costs will be amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three months ended March 31, 2024 or 2023.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Costs for anticipated contracts	$6.6	$6.2
Engineering costs	482.0	439.6
Factory setup costs	52.5	44.4
Customer-owned tooling	252.3	220.5
Deferred contract costs	$793.4	$710.7

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended March 31, 2024
	Access	Defense	Vocational	Eliminations	Total
Point in time	$1,221.6	$2.3	$560.6	$(3.0)	$1,781.5
Over time	15.9	534.6	211.8	—	762.3
	$1,237.5	$536.9	$772.4	$(3.0)	$2,543.8

	Three Months Ended March 31, 2023
	Access	Defense	Vocational	Eliminations	Total
Point in time	$1,180.5	$3.5	$447.2	$(0.9)	$1,630.3
Over time	12.7	509.6	115.5	—	637.8
	$1,193.2	$513.1	$562.7	$(0.9)	$2,268.1

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three months ended March 31, 2024 or 2023.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” in the Condensed Consolidated Statements of Income and were $8.8 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

	March 31,	December 31,
	2024	2023
Customer advances	$703.8	$706.9
Other current liabilities	87.6	96.2
Non-current customer advances	1,181.5	1,190.7
Other non-current liabilities	69.1	68.5
Total contract liabilities	$2,042.0	$2,062.3

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning liabilities recognized in revenue	$203.5	$189.2

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

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$85.4	$76.1
Deferred revenue for new service warranties	9.4	9.0
Amortization of deferred revenue	(7.0)	(6.5)
Foreign currency translation	(0.3)	0.1
Balance at end of period	$87.5	$78.7

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Other current liabilities	$32.4	$30.9
Other non-current liabilities	55.1	54.5
	$87.5	$85.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of March 31, 2024, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $11.23 billion, of which $2.55 billion is expected to be satisfied and recognized in revenue in the remaining nine months of 2024, $3.22 billion is expected to be satisfied and recognized in revenue in 2025 and $5.46 billion is expected to be satisfied and recognized in revenue after 2025.

5. Stock-Based Compensation

In February 2017, the Company’s shareholders approved the 2017 Incentive Stock and Awards Plan (the “2017 Stock Plan”). At March 31, 2024, the Company had reserved 1,773,453 shares of Common Stock available for issuance to provide for the exercise of outstanding stock options and the issuance of Common Stock under incentive compensation awards.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense, including cash-settled liability awards, was $9.3 million ($8.1 million net of tax) and $6.8 million ($5.8 million net of tax) for the three months ended March 31, 2024 and 2023, respectively.

6. Employee Benefit Plans

Components of net periodic pension benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Components of net periodic benefit cost
Service cost	$1.6	$1.7
Interest cost	4.2	4.1
Expected return on plan assets	(5.2)	(4.8)
Amortization of prior service cost	0.4	0.5
Amortization of net actuarial gain	(0.6)	(0.6)
Expenses paid	0.2	0.2
Net periodic benefit cost	$0.6	$1.1

Components of net periodic other post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Components of net periodic benefit cost
Service cost	$0.4	$0.4
Interest cost	0.6	0.5
Amortization of prior service benefit	(0.3)	(0.4)
Net periodic benefit cost	$0.7	$0.5

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded income tax expense of $54.7 million, or 23.1% of pre-tax income, for the three months ended March 31, 2024, compared to $34.2 million, or 26.4% of pre-tax income, for the three months ended March 31, 2023. Results for the three months ended March 31, 2024 were impacted by $2.3 million of net discrete tax benefits, including a $1.2 million benefit on the purchase of discounted federal tax credits and a $1.0 million benefit related to amended state returns. Results for the three months ended March 31, 2023 were impacted by $3.4 million of discrete tax charges, including a $1.7 million charge related to a valuation allowance recorded with respect to a deferred tax asset on marketable securities.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $65.5 million and $64.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, net unrecognized tax benefits, excluding interest and penalties, of $52.0 million would affect the Company’s net income if recognized.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2024 and 2023, the Company recognized expense of $1.2 million and $0.9 million, respectively, related to interest and penalties on unrecognized tax benefits. At March 31, 2024, the Company had accruals for the payment of interest and penalties of $9.1 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $1.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

Cash paid for income taxes, net of refunds disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the three months ended March 31, 2024 and 2023 of $22.1 million and $0.8 million, respectively.

8. Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended March 31,
	2024	2023
Basic weighted-average common shares outstanding	65,729,472	65,440,014
Dilutive stock options and other equity-based compensation awards	398,179	390,971
Diluted weighted-average common shares outstanding	66,127,651	65,830,985

There were no shares excluded from the computation of diluted earnings per share attributable to common shareholders for the three months ended March 31, 2024 and 2023 because they would have been anti-dilutive.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Receivables

Receivables consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Trade receivables - U.S. government	$101.4	$67.7
Trade receivables - other	1,349.5	1,160.6
Finance receivables	7.3	7.6
Notes receivable	15.2	15.0
Other receivables	89.5	96.6
	1,562.9	1,347.5
Less allowance for doubtful accounts	(7.2)	(7.4)
	$1,555.7	$1,340.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Current receivables	$1,533.0	$1,316.4
Non-current receivables	22.7	23.7
	$1,555.7	$1,340.1

Changes in the Company’s allowance for doubtful accounts by type of receivable were as follows (in millions):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Trade and Other Receivables	Finance Receivables	Total	Trade and Other Receivables	Finance Receivables	Total
Allowance at beginning of period	$7.3	$0.1	$7.4	$6.6	$0.1	$6.7
Provision for doubtful accounts, net of recoveries	0.3	—	0.3	0.3	0.1	0.4
Charge-off of accounts	(0.5)	—	(0.5)	—	—	—
Allowance at end of period	$7.1	$0.1	$7.2	$6.9	$0.2	$7.1

10. Inventories

Inventories consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$1,249.1	$1,271.0
Partially finished products	473.4	438.9
Finished products	485.9	421.7
	$2,208.4	$2,131.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Land and land improvements	$102.1	$100.5
Buildings	484.2	478.3
Machinery and equipment	1,030.9	1,006.3
Software and related costs	223.8	222.0
Equipment on operating lease to others	8.2	7.1
Construction in progress	372.2	348.4
	2,221.4	2,162.6
Less accumulated depreciation	(1,118.5)	(1,093.1)
	$1,102.9	$1,069.5

Depreciation expense was $26.1 million and $23.3 million for the three months ended March 31, 2024 and 2023, respectively. Capitalized interest was insignificant for all reported periods.

Equipment on operating lease to others represents the cost of equipment shipped to customers for whom the Company has guaranteed the residual value of equipment on short-term leases. These transactions are accounted for as operating leases with the related assets capitalized and depreciated over their estimated economic lives of five to ten years. Cost less accumulated depreciation for equipment on operating lease was $7.0 million and $6.0 million at March 31, 2024 and December 31, 2023, respectively.

12. Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

The following table presents changes in goodwill during the three months ended March 31, 2024 (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2023	$979.9	$44.4	$392.1	$1,416.4
Foreign currency translation	(7.0)	—	—	(7.0)
Net goodwill at March 31, 2024	$972.9	$44.4	$392.1	$1,409.4

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,905.0	$(932.1)	$972.9	$1,912.0	$(932.1)	$979.9
Defense	44.4	—	44.4	44.4	—	44.4
Vocational	561.5	(169.4)	392.1	561.5	(169.4)	392.1
	$2,510.9	$(1,101.5)	$1,409.4	$2,517.9	$(1,101.5)	$1,416.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$818.8	$(582.1)	$236.7	$819.5	$(574.6)	$244.9
Trade names	118.1	(10.6)	107.5	118.6	(7.5)	111.1
Technology-related	165.8	(110.6)	55.2	166.5	(108.2)	58.3
Distribution network	55.3	(38.7)	16.6	55.3	(38.4)	16.9
Other	37.5	(27.3)	10.2	37.5	(25.2)	12.3
	1,195.5	(769.3)	426.2	1,197.4	(753.9)	443.5
Non-amortizable trade names	386.6	—	386.6	386.7	—	386.7
	$1,582.1	$(769.3)	$812.8	$1,584.1	$(753.9)	$830.2

Amortization of purchased intangible assets was $15.6 million (including $2.1 million that was recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2024. The estimated future amortization expense of purchased intangible assets for the remainder of 2024 and each of the five years succeeding December 31, 2024 is as follows: 2024 (remaining nine months) - $46.8 million; 2025 - $54.0 million; 2026 - $51.2 million; 2027 - $51.2 million; 2028 - $46.4 million; and 2029 - $42.9 million.

13. Debt

The Company was obligated under the following debt instruments (in millions):

	March 31, 2024
	Principal	Debt Issuance Costs	Debt, Net
4.60% Senior notes due May 2028	$300.0	$(1.6)	$298.4
3.10% Senior notes due March 2030	300.0	(2.4)	297.6
Other long-term debt	2.9	—	2.9
	$602.9	$(4.0)	$598.9

Revolving credit facilities			$641.0

	December 31, 2023
	Principal	Debt Issuance Costs	Debt, Net
4.60% Senior notes due May 2028	$300.0	$(1.7)	$298.3
3.10% Senior notes due March 2030	300.0	(2.5)	297.5
Other long-term debt	1.7	—	1.7
	$601.7	$(4.2)	$597.5

Revolving credit facilities			$175.0

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At March 31, 2024, borrowings under the Revolving Credit Facility of $641.0 million and specified outstanding letters of credit of $14.7 million reduced available capacity under the Revolving Credit Facility to $444.3 million. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility to $1.55 billion.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.225% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.438% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2024, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 6.55%.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2024.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of March 31, 2024, €2.7 million ($2.9 million) was outstanding at Hinowa with a weighted average interest rate of 1.24%.

In March 2022, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The agreement expired on March 14, 2024 and was not renewed. The line of credit carried a maximum availability of 70.0 million Chinese renminbi and there was no amount outstanding as of December 31, 2023.

In September 2019, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 426.0 million Chinese renminbi. There were no amounts outstanding on the line of credit as of March 31, 2024 or December 31, 2023. The line of credit carries a variable interest rate that is set by the lender, which was 3.95% at March 31, 2024.

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and 2030 Senior Notes at any time for a premium.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At March 31, 2024, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $294 million ($295 million at December 31, 2023) and $267 million ($269 million at December 31, 2023), respectively. The fair value of the revolving credit facilities approximated their carrying values at March 31, 2024 and December 31, 2023. See Note 19 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$64.2	$58.8
Warranty provisions	14.7	14.9
Settlements made	(14.0)	(12.4)
Changes in liability for pre-existing warranties, net	(0.3)	(0.7)
Foreign currency translation	(0.1)	—
Disposition of business	—	(0.5)
Acquisition of business	—	0.2
Balance at end of period	$64.5	$60.3

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

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2024 the Company guaranteed an aggregate of $627.7 million in indebtedness of customers. At March 31, 2024, the Company estimated that its maximum loss exposure under these contracts was $95.5 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2024 the Company guaranteed to support an aggregate of $122.3 million of customer equipment value. At March 31, 2024, the Company estimated that its maximum loss exposure under these contracts was $13.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$12.4	$12.2
Provision for new credit guarantees	0.6	0.8
Changes for pre-existing guarantees, net	(0.4)	—
Amortization of previous guarantees	(0.4)	(0.8)
Balance at end of period	$12.2	$12.2

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$5.8	$6.3
Provision for new credit guarantees	0.2	0.5
Changes for pre-existing guarantees, net	(0.8)	(0.7)
Foreign currency translation	—	0.1
Balance at end of period	$5.2	$6.2

16. Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $5.0 million per claim and a reserve is maintained for the estimated costs of such claims. At March 31, 2024 and December 31, 2023, the estimated net liabilities for product and general liability claims totaled $44.4 million and $50.1 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.68 billion and $2.58 billion at March 31, 2024 and December 31, 2023, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $17.0 million and $18.2 million at March 31, 2024 and December 31, 2023, respectively.

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

17. Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 129,494 shares of Common Stock for $15.1 million during the three months ended March 31, 2024 and 173,169 shares of Common Stock for $15.2 million during the three months ended March 31, 2023 under this authorization. As of March 31, 2024, the Company had remaining authority to repurchase 11,155,388 shares of Common Stock.

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended March 31,
	2024	2023
Outstanding at beginning of period	65,473,807	65,472,148
Repurchases of Common Stock	(129,494)	(173,169)
Exercise of stock options	42,541	31,766
Payment of stock-based restricted and performance shares	158,042	78,290
Shares tendered for taxes on stock-based compensation	(75,470)	(37,973)
Other	6,563	7,709
Outstanding at end of period	65,475,989	65,378,771

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows (in millions):

	Three Months Ended March 31, 2024
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	(17.5)	0.5	(17.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(0.2)	(0.6)
Net current period other comprehensive income (loss)	(0.4)	(17.5)	0.3	(17.6)
Balance at end of period	$32.6	$(122.0)	$(0.2)	$(89.6)

	Three Months Ended March 31, 2023
	Employee Pension and Postretirement Benefits, Net of Tax	Cumulative Translation Adjustments	Derivative Instruments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	10.4	0.2	10.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	1.0	(2.2)	(1.6)
Net current period other comprehensive income (loss)	(0.4)	11.4	(2.0)	9.0
Balance at end of period	$30.7	$(120.2)	$6.2	$(83.3)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 6 for additional details regarding employee benefit plans) were as follows (in millions):

	Classification of Income (Expense)	Three Months Ended March 31,
		2024	2023
Amortization of employee pension and postretirement benefits items
Prior service cost	Miscellaneous, net	$0.1	$0.1
Actuarial gains	Miscellaneous, net	(0.6)	(0.6)
Total before tax		(0.5)	(0.5)
Tax expense		0.1	0.1
Net of tax		$(0.4)	$(0.4)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
SERP plan assets (a)	$14.2	$—	$—	$14.2
Investment in equity securities (b)	2.2	—	—	2.2
Foreign currency exchange derivatives (c)	—	1.1	—	1.1
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.8	$—	$0.8

December 31, 2023
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	3.5	—	—	3.5
Foreign currency exchange derivatives (c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives (c)	$—	$3.4	$—	$3.4
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

Access: This segment consists of JLG and JerrDan. JLG designs and manufactures aerial work platforms and telehandlers that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. JerrDan designs and manufactures towing and recovery equipment. Access customers include equipment rental companies, construction contractors, manufacturing companies, home improvement centers and towing companies.

Defense: This segment consists of Oshkosh Defense and Pratt Miller. Oshkosh Defense designs and manufactures tactical wheeled vehicles and supplies parts and services for the U.S. military and other militaries around the world and delivery vehicles for the USPS. Pratt Miller provides engineering and product development services primarily to customers in the motorsports and multiple ground vehicle markets.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vocational: This segment includes Pierce, Airport Products, Maxi-Metal, McNeilus, Oshkosh AeroTech, IMT and Oshkosh Commercial. Pierce, Airport Products and Maxi-Metal design and manufacture commercial and custom fire apparatus and emergency vehicles primarily for fire departments, airports and other governmental units. McNeilus designs and manufactures refuse collection vehicles and components. Oshkosh AeroTech designs and manufactures aviation ground support products and gate equipment and provides airport services to commercial airlines, airports, air-freight carriers, ground handling customers and the military. IMT designs and manufactures field service vehicles and truck-mounted cranes for niche markets. Oshkosh Commercial designs and manufactures front-discharge concrete mixer vehicles and components.

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

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2024			2023
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$591.0	$—	$591.0	$602.0	$—	$602.0
Telehandlers	373.4	—	373.4	341.4	—	341.4
Other	273.1	—	273.1	249.8	—	249.8
Total Access	1,237.5	—	1,237.5	1,193.2	—	1,193.2

Defense	534.6	2.3	536.9	512.8	0.3	513.1

Vocational
Fire apparatus	327.2	—	327.2	288.4	—	288.4
Refuse collection	147.3	—	147.3	141.9	—	141.9
Other	297.2	0.7	297.9	131.7	0.7	132.4
Total Vocational	771.7	0.7	772.4	562.0	0.7	562.7

Eliminations	—	(3.0)	(3.0)	0.1	(1.0)	(0.9)
Consolidated	$2,543.8	$—	$2,543.8	$2,268.1	$—	$2,268.1

	Three Months Ended March 31,
	2024	2023
Operating income (loss):
Access	$208.1	$135.0
Defense	11.3	1.7
Vocational	80.1	28.1
Corporate and intersegment eliminations	(39.8)	(34.0)
Consolidated	259.7	130.8
Interest expense, net of interest income	(20.8)	(7.2)
Miscellaneous income (expense), net	(2.0)	5.8
Income before income taxes and losses of unconsolidated affiliates	$236.9	$129.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2024
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,031.9	$460.8	$754.2	$(3.0)	$2,243.9
Europe, Africa and Middle East	106.0	75.9	10.1	—	192.0
Rest of the World	99.6	0.2	8.1	—	107.9
Consolidated	$1,237.5	$536.9	$772.4	$(3.0)	$2,543.8

	Three Months Ended March 31, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$948.6	$427.6	$553.4	$(0.9)	$1,928.7
Europe, Africa and Middle East	136.7	85.3	1.7	—	223.7
Rest of the World	107.9	0.2	7.6	—	115.7
Consolidated	$1,193.2	$513.1	$562.7	$(0.9)	$2,268.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service (USPS) contract; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to increase prices or impose surcharges to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Vocational — custom and commercial firefighting vehicles and equipment, aircraft rescue and firefighting (ARFF) vehicles, simulators, mobile command and control vehicles and other emergency vehicles primarily sold to fire departments, airports and other governmental units; refuse collection vehicles sold to commercial and municipal waste haulers; aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military; front-discharge concrete mixers sold to ready-mix companies; and field service vehicles and truck-mounted cranes sold to mining, construction and other companies.

Overview

The Company reported earnings per share of $2.71 in the first quarter of 2024, which more than doubled earnings per share of $1.34 in the first quarter of 2023. The strong results in the first quarter of 2024 were primarily the result of improved price/cost dynamics as well as favorable product and customer mix. As expected, orders in the Access segment began to normalize in the first quarter of 2024, leading to lower orders in the quarter compared to the first quarter of 2023. As the Access segment is largely booked for 2024, the Company continues to expect that the majority of 2025 orders will be booked in the second half of 2024, particularly in the fourth quarter.

The Company continues to make investments in technologies that it expects will drive demand for the next decade. In April, the Company began production of its Next Generation Delivery Vehicle (NGDV) for the USPS. The Company expects to increase NGDV production throughout 2024 and 2025 and be at full rate production by the start of 2026. This production is expected to offset the loss of the domestic Joint Light Tactical Vehicle (JLTV) program.

Consolidated net sales in the first quarter of 2024 increased $275.7 million, or 12.2%, to $2.54 billion compared to the first quarter of 2023 primarily due to the impact of sales from the acquisition of AeroTech, improved organic volume and improved pricing, offset in part by the impact of the sale of the rear-discharge concrete mixer business.

Consolidated operating income increased 98.5% to $259.7 million, or 10.2% of sales, in the first quarter of 2024 compared to $130.8 million, or 5.8% of sales, in the first quarter of 2023. The increase in operating income was primarily due to improved price/cost dynamics, favorable mix, higher organic sales volume and the absence of a loss on the sale of a business.

As a result of the positive start of 2024, solid execution and healthy demand, the Company increased its 2024 earnings per share estimate from in the range of $9.45 to in the range of $10.55 on estimated operating income of $1.0 billion and estimated consolidated sales of $10.7 billion. The revised earnings per share estimate includes a $0.70 per share charge related to amortization of purchased intangibles. Excluding amortization of purchased intangibles, the Company increased its 2024 adjusted earnings per share estimate to be in the range of $11.25.

The Company expects Access segment sales and operating margin in 2024 to be in the range of $5.4 billion and 15.25% compared to the Company’s previous expectation of $5.2 billion and 14.8%, respectively, largely as a result of expected improved production throughput and improved sales mix. Compared to the first quarter of 2024, the Company expects customer mix to moderate and new product development spending to increase for the remaining quarters of 2024.

The Company continues to expect Defense segment sales and operating margin in 2024 to be in the range of $2.1 billion and 2.25%, respectively.

The Company expects Vocational segment sales and operating margin in 2024 to be in the range of $3.2 billion and 10% compared to the Company's previous expectation of $3.1 billion and 9.4%, respectively, largely as a result of expected increased chassis availability and improved price/cost dynamics.

The Company expects corporate expenses for 2024 to be $190 million compared to its previous expectation of $180 million as a result of higher expected incentive and stock-based compensation expense.

The Company expects earnings per share in the second quarter of 2024 will be in the range of $2.82, reflecting continued strong demand and similar supply chain dynamics to those the Company experienced during the first quarter of 2024. Estimated earnings per share for the second quarter of 2024 includes an $0.18 per share charge related to amortization of purchased intangibles. The Company expects an increase in net sales of approximately 15% compared to the second quarter of 2023, largely due to the acquisition of AeroTech.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	First Quarter
	2024	2023	Change	% Change
Net sales	$2,543.8	$2,268.1	$275.7	12.2%
Cost of sales	2,073.8	1,934.3	139.5	7.2%
Gross income	470.0	333.8	136.2	40.8%
% of sales	18.5%	14.7%	380 bps
Selling, general and administrative	196.8	199.1	(2.3)	-1.2%
Amortization of purchased intangibles	13.5	3.9	9.6	246.2%
Operating income	$259.7	$130.8	$128.9	98.5%
% of sales	10.2%	5.8%	440 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	First Quarter
	2024	2023	Change	% Change
North America	$2,243.9	$1,928.7	$315.2	16.3%
Europe, Africa and Middle East	192.0	223.7	(31.7)	-14.2%
Rest of the World	107.9	115.7	(7.8)	-6.7%
Consolidated	$2,543.8	$2,268.1	$275.7	12.2%

First Quarter 2024 Compared to 2023

Consolidated net sales increased primarily due to the inclusion of sales related to the AeroTech acquisition ($176 million), higher sales volume ($77 million), and higher pricing in response to higher input costs ($40 million), offset in part by the impact of the sale of the rear-discharge concrete mixer business ($14 million).

The improvement in consolidated gross margin was primarily due lower material & logistics costs (140 basis points), improved pricing (120 basis points) and improved sales mix (80 basis points).

Consolidated selling, general and administrative expenses were relatively flat with the prior year as the addition of selling, general and administrative expenses for AeroTech ($20 million) were offset by the absence of a loss on the sale of the rear-discharge concrete mixer business ($13 million) and a reduction of selling, general and administrative expenses related to the divested business ($5 million).

Amortization of purchased intangible assets increased primarily due to the acquisition of AeroTech ($9 million).

The increase in consolidated operating income was primarily due to improved material & logistics costs ($35 million), improved pricing ($40 million), favorable sales mix ($29 million), the impact of higher gross margin associated with higher organic sales volume ($18 million) and the absence of a loss on the sale of a business ($13 million).

The following table presents consolidated non-operating changes (in millions):

	First Quarter
	2024	2023	Change	% Change
Interest expense, net of interest income	$(20.8)	$(7.2)	$(13.6)	188.9%
Miscellaneous, net	(2.0)	5.8	(7.8)	-134.5%

Provision for income taxes	54.7	34.2	20.5	59.9%
Effective tax rate	23.1%	26.4%

Losses of unconsolidated affiliates	$(2.8)	$(6.7)	$3.9	-58.2%

First Quarter 2024 Compared to 2023

Interest expense, net of interest income increased due to increased borrowings on the Company's Revolving Credit Facility and lower cash holdings as a result of the acquisition of AeroTech in the third quarter of 2023.

Miscellaneous, net included a gain on a settlement with the Company's pension advisor of $5 million in the first quarter of 2023.

The effective tax rate in the first quarter of 2024 included discrete tax benefits of $2 million. The effective tax rate in the first quarter of 2023 included discrete tax charges of $3 million, including a $2 million charge related to a valuation allowance recorded with respect to a deferred tax asset on marketable securities.

Losses of unconsolidated affiliates included a write-down of an investment in an equity interest in an entity in Mexico of $6 million in the first quarter of 2023.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	First Quarter
	2024	2023	Change	% Change
Net sales	$1,237.5	$1,193.2	$44.3	3.7%
Cost of sales	958.9	988.4	(29.5)	-3.0%
Gross income	278.6	204.8	73.8	36.0%
% of sales	22.5%	17.2%	530 bps
Selling, general and administrative	68.2	68.8	(0.6)	-0.9%
Amortization of purchased intangibles	2.3	1.0	1.3	130.0%
Operating income	$208.1	$135.0	$73.1	54.1%
% of sales	16.8%	11.3%	550 bps

First Quarter 2024 Compared to 2023

Access segment net sales increased primarily as a result of improved sales volume in North America offset in part by lower sales volume in Europe.

The improved gross margin in the Access segment was primarily due to lower material & logistics costs (320 basis points), improved customer mix (130 basis points) and improved pricing (40 basis points).

The increase in operating income in the Access segment was primarily due to improved material & logistics costs ($38 million), improved customer mix ($16 million), the impact of higher gross margin associated with higher sales volume ($10 million) and improved pricing ($7 million).

Defense

The following table presents the Defense segment results (in millions):

	First Quarter
	2024	2023	Change	% Change
Net sales	$536.9	$513.1	$23.8	4.6%
Cost of sales	490.4	474.8	15.6	3.3%
Gross income	46.5	38.3	8.2	21.4%
% of sales	8.7%	7.5%	. 120 bps
Selling, general and administrative	33.9	35.0	(1.1)	-3.1%
Amortization of purchased intangibles	1.3	1.6	(0.3)	-18.8%
Operating income	$11.3	$1.7	$9.6	564.7%
% of sales	2.1%	0.3%	. 180 bps

First Quarter 2024 Compared to 2023

Defense segment net sales increased primarily due to higher aftermarket parts and Family of Medium Tactical Vehicle sales volume, offset in part by lower JLTV program volume. JLTV production under the Company's domestic JLTV contract is expected to conclude early in 2025 as the domestic follow-on contract was awarded to another company. The domestic JLTV contract accounted for $229 million of sales in the first quarter of 2024.

The increase in gross margin in the Defense segment was due to improved product mix (90 basis points) as a result of the higher mix of aftermarket parts sales.

The increase in operating income in the Defense segment was primarily a result of improved product mix ($5 million) and the impact of higher gross margin associated with higher sales volume ($4 million).

Vocational

The following table presents the Vocational segment results (in millions):

	First Quarter
	2024	2023	Change	% Change
Net sales	$772.4	$562.7	$209.7	37.3%
Cost of sales	621.9	469.5	152.4	32.5%
Gross income	150.5	93.2	57.3	61.5%
% of sales	19.5%	16.6%	. 290 bps
Selling, general and administrative	60.5	63.8	(3.3)	-5.2%
Amortization of purchased intangibles	9.9	1.3	8.6	661.5%
Operating income	$80.1	$28.1	$52.0	185.1%
% of sales	10.4%	5.0%	. 540 bps

First Quarter 2024 Compared to 2023

Vocational segment net sales increased due to the inclusion of AeroTech sales ($176 million) and higher pricing in response to higher input costs ($34 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (330 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($34 million), the absence of a loss on the sale of the rear-discharge concrete mixer business ($13 million) and improved product mix ($9 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	First Quarter
	2024	2023	Change	% Change
Net sales	$(3.0)	$(0.9)	$(2.1)	233.3%
Cost of sales	2.6	1.6	1.0	62.5%
Gross income	(5.6)	(2.5)	(3.1)	124.0%
Operating expenses	34.2	31.5	2.7	8.6%
Operating income	$(39.8)	$(34.0)	$(5.8)	17.1%

First Quarter 2024 Compared to 2023

Corporate operating expenses increased primarily due to higher new product development investments ($3 million) and higher share-based compensation expenses ($3 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2024, including $69.9 million of cash and cash equivalents and $444.3 million of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at March 31, 2024 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. To provide additional flexibility for working capital needs, organic and inorganic investments as well as share repurchases, the Company amended the Credit Agreement in April 2024 to increase the maximum aggregate amount of availability under the Revolving Credit Facility by $0.45 billion.

Financial Condition at March 31, 2024

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$69.9	$125.4
Total debt	1,239.9	772.5
Total shareholders’ equity	3,826.0	3,705.3
Total capitalization (debt plus equity)	5,065.9	4,477.8
Debt to total capitalization	24.5%	17.3%

The Company’s ratio of debt to total capitalization of 24.5% at March 31, 2024 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2023 was primarily due to borrowings under the Revolving Credit Facility primarily related to working capital and capital expenditures. The increase in working capital was primarily the result of a seasonal build in working capital in the Access segment, the payment of 2023 incentive compensation, a reduction in customer advances as the rate of customer advances has been lower on new orders and the normalization of accounts payable due to more timely invoice processing.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At March 31, 2024, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 44 days at December 31, 2023 to 50 days at March 31, 2024. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2023 to 56 days at March 31, 2024 due to timing of sales and receipt of cash from customers primarily within the Access segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.2 times at December 31, 2023 to 4.1 times at March 31, 2024. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 62 days at March 31, 2024, down from 72 days at December 31, 2023 due to more timely invoice processing.

Cash Flows

Operating Cash Flows

Operating activities used $355.8 million of cash in the first three months of 2024 compared to providing $79.8 million during the first three months of 2023. Higher net income during the first three months of 2024 was offset by a larger increase in working capital. The increase in working capital was primarily the result of a seasonal build in working capital, primarily in the Access segment ($134 million), the payment of 2023 incentive compensation ($111 million), a reduction in customer advances as the rate of customer advances has been lower on new orders ($96 million) and the normalization of accounts payable due to more timely invoice processing ($88 million). The Company continues to expect to generate approximately $725 million of cash flows from operations in 2024.

Investing Cash Flows

Investing activities used cash of $111.2 million in the first three months of 2024 compared to $277.1 million during the first three months of 2023. The Company used $187.9 million to fund the acquisition of Hinowa S.p.A. during the first three months of 2023. Through March 31, 2024, the Company used $100.1 million for capital expenditures. The Company continues to anticipate that it will invest $300 million on capital expenditures in 2024 as the Company completes its three facilities in Tennessee and South Carolina.

Financing Cash Flows

Financing activities provided cash of $412.5 million in the first three months of 2024 compared to the use of $71.1 million during the first three months of 2023. During the first three months of 2024, the Company used borrowings under the Revolving Credit Facility to fund working capital and capital expenditures. In the first three months of 2024, the Company repurchased 129,494 shares of its Common Stock at an aggregate cost of $15.1 million. As of March 31, 2024, the Company had approximately 11.2 million shares of Common Stock remaining under its repurchase authorization. In the first three months of 2023, the Company repurchased 173,169 shares of its Common Stock at an aggregate cost of $15.2 million.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. At March 31, 2024, borrowings under the Revolving Credit Facility of $641.0 million and outstanding letters of credit of $14.7 million reduced available capacity under the

Revolving Credit Facility to $444.3 million. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility by $0.45 billion. Following the amendment, the maximum aggregate amount of availability under the Revolving Credit Facility is $1.55 billion.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.225% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.438% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of March 31, 2024 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

Senior Notes

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and 2030 Senior Notes at any time for a premium.

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2024.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The accounting policies that the Company believes are most critical to the portrayal of its financial condition and results of operations are reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2023 have not materially changed since that report was filed.

New Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting standards.

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first three months of 2024. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2024 increased 10.2% to $16.35 billion compared to $14.84 billion at March 31, 2023. Access segment backlog decreased 3.3% to $4.23 billion at March 31, 2024 compared to $4.38 billion at March 31, 2023 which the Company believes is due to the normalizing of orders in connection with improved product availability. Defense segment backlog decreased 5.7% to $6.45 billion at March 31, 2024 compared to $6.83 billion at March 31, 2023 primarily as a result of the wind-down of production under the Company's domestic JLTV contract. Vocational segment backlog increased 56.1% to $5.67 billion at March 31, 2024 compared to $3.63 billion at March 31, 2023 due to strong demand for fire apparatus and rising prices as well as the inclusion of AeroTech backlog of $0.83 billion.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 57% of the Company’s March 31, 2024 backlog is not expected to be filled in 2024.

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

2024 Expectations
Earnings per share-diluted (GAAP)	$10.55
Amortization of purchased intangibles	0.70
Adjusted earnings per share-diluted (non-GAAP)	$11.25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. On August 1, 2023, the Company completed the acquisition of AeroTech. The Company continues to evaluate AeroTech’s systems and controls and to integrate them into the Company's existing control structure. Except as it relates to the integration of the AeroTech business, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	$—	—	11,284,882
February 1 - February 29	—	—	—	11,284,882
March 1 - March 31	129,494	115.83	129,494	11,155,388
Total	129,494		129,494	11,155,388

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 129,494 shares of Common Stock under these authorizations during the three months ended March 31, 2024 at a cost of $15.1 million. As of March 31, 2024, the Company had remaining authority to repurchase 11,155,388 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Second Amendment to Third Amended and Restated Credit Agreement and Revolving Credit Facility Increase Agreement, dated as of April 3, 2024, among Oshkosh Corporation, the various lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 3, 2024 (File No. 1-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 25, 2024.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 25, 2024.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 25, 2024.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 25, 2024.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 25, 2024	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

April 25, 2024	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 25, 2024	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)