Form 10-Q
period 2024-06-30
OSHKOSH CORP
filed 2024-07-31
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 24, 2024, 65,085,776 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,846.9	$2,413.1	$5,390.7	$4,681.2
Cost of sales	2,300.8	1,988.6	4,374.6	3,922.9
Gross income	546.1	424.5	1,016.1	758.3

Operating expenses:
Selling, general and administrative	220.0	185.4	416.8	384.5
Amortization of purchased intangibles	13.6	4.2	27.1	8.1
Intangible asset impairments	51.6	—	51.6	—
Total operating expenses	285.2	189.6	495.5	392.6
Operating income	260.9	234.9	520.6	365.7

Other income (expense):
Interest expense	(32.0)	(13.3)	(54.4)	(26.7)
Interest income	1.7	5.2	3.3	11.4
Miscellaneous, net	(1.5)	4.8	(3.5)	10.6
Income before income taxes and losses of unconsolidated affiliates	229.1	231.6	466.0	361.0
Provision for income taxes	53.5	56.3	108.2	90.5
Income before losses of unconsolidated affiliates	175.6	175.3	357.8	270.5
Losses of unconsolidated affiliates	(7.0)	(0.3)	(9.8)	(7.0)
Net income	$168.6	$175.0	$348.0	$263.5

Earnings per share:
Basic	$2.57	$2.68	$5.30	$4.03
Diluted	2.56	2.67	5.27	4.01

Cash dividends declared per share on Common Stock	$0.46	$0.41	$0.92	$0.82

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$168.6	$175.0	$348.0	$263.5
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(0.5)	(0.4)	(0.9)	(0.8)
Currency translation adjustments	(11.4)	3.5	(28.9)	14.9
Change in fair value of derivative instruments	(0.2)	(3.0)	0.1	(5.0)
Total other comprehensive income (loss), net of tax	(12.1)	0.1	(29.7)	9.1
Comprehensive income	$156.5	$175.1	$318.3	$272.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$141.4	$125.4
Receivables, net	1,619.9	1,316.4
Unbilled receivables, net	930.5	771.6
Inventories	2,216.5	2,131.6
Income taxes receivable	39.1	42.2
Other current assets	94.9	93.6
Total current assets	5,042.3	4,480.8
Property, plant and equipment, net	1,105.6	1,069.5
Goodwill	1,370.7	1,416.4
Purchased intangible assets, net	783.6	830.2
Deferred income taxes	264.2	262.0
Deferred contract costs	809.5	710.7
Other non-current assets	345.6	359.6
Total assets	$9,721.5	$9,129.2

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$1,036.5	$175.0
Accounts payable	1,046.3	1,214.5
Customer advances	673.7	706.9
Payroll-related obligations	191.7	242.5
Income taxes payable	83.3	308.0
Other current liabilities	460.2	442.7
Total current liabilities	3,491.7	3,089.6
Long-term debt, less current maturities	599.1	597.5
Non-current customer advances	1,166.1	1,190.7
Deferred income taxes	25.3	26.8
Other non-current liabilities	514.4	519.3
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	833.0	823.0
Retained earnings	4,093.6	3,805.8
Accumulated other comprehensive loss	(101.7)	(72.0)
Common Stock in treasury, at cost (9,947,383 and 9,627,658 shares, respectively)	(900.7)	(852.2)
Total shareholders’ equity	3,924.9	3,705.3
Total liabilities and shareholders’ equity	$9,721.5	$9,129.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2024	$0.7	$821.7	$3,955.1	$(89.6)	$(861.9)	$3,826.0
Net income	—	—	168.6	—	—	168.6
Pension and postretirement benefits, net of tax of $0.2	—	—	—	(0.5)	—	(0.5)
Currency translation adjustments	—	—	—	(11.4)	—	(11.4)
Derivative instruments, net of tax	—	—	—	(0.2)	—	(0.2)
Cash dividends ($0.46 per share)	—	—	(30.1)	—	—	(30.1)
Repurchases of Common Stock	—	—	—	—	(39.5)	(39.5)
Exercise of stock options	—	0.2	—	—	0.4	0.6
Stock-based compensation expense	—	11.7	—	—	—	11.7
Payment of stock-based restricted and performance shares	—	(0.6)	—	—	0.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	0.1	0.1
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2023	$0.7	$808.0	$3,376.7	$(83.3)	$(854.9)	$3,247.2
Net income	—	—	175.0	—	—	175.0
Pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	3.5	—	3.5
Derivative instruments, net of tax	—	—	—	(3.0)	—	(3.0)
Cash dividends ($0.41 per share)	—	—	(26.8)	—	—	(26.8)
Repurchases of Common Stock	—	—	—	—	(7.4)	(7.4)
Exercise of stock options	—	—	—	—	0.3	0.3
Stock-based compensation expense	—	8.8	—	—	—	8.8
Payment of stock-based restricted and performance shares	—	(0.9)	—	—	0.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	0.2	—	—	(0.2)	—
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	348.0	—	—	348.0
Pension and postretirement benefits, net of tax of $0.3	—	—	—	(0.9)	—	(0.9)
Currency translation adjustments	—	—	—	(28.9)	—	(28.9)
Derivative instruments, net of tax	—	—	—	0.1	—	0.1
Cash dividends ($0.92 per share)	—	—	(60.2)	—	—	(60.2)
Repurchases of Common Stock	—	—	—	—	(54.6)	(54.6)
Exercise of stock options	—	0.9	—	—	3.2	4.1
Stock-based compensation expense	—	20.4	—	—	—	20.4
Payment of stock-based restricted and performance shares	—	(11.0)	—	—	11.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.6)	(8.6)
Other	—	(0.3)	—	—	0.5	0.2
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	263.5	—	—	263.5
Pension and postretirement benefits, net of tax of $0.2	—	—	—	(0.8)	—	(0.8)
Currency translation adjustments	—	—	—	14.9	—	14.9
Derivative instruments, net of tax	—	—	—	(5.0)	—	(5.0)
Cash dividends ($0.82 per share)	—	—	(53.6)	—	—	(53.6)
Repurchases of Common Stock	—	—	—	—	(22.6)	(22.6)
Exercise of stock options	—	0.5	—	—	2.3	2.8
Stock-based compensation expense	—	15.6	—	—	—	15.6
Payment of stock-based restricted and performance shares	—	(5.6)	—	—	5.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.8)	(3.8)
Other	—	(0.4)	—	—	0.5	0.1
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$348.0	$263.5
Depreciation and amortization	94.5	64.3
Intangible asset impairments	51.6	—
Stock-based incentive compensation	20.4	15.6
Loss on sale of business, net of tax	—	11.0
Deferred income taxes	(3.7)	(75.6)
Other non-cash adjustments	13.9	2.7
Changes in operating assets and liabilities	(1,091.5)	(328.1)
Net cash used in operating activities	(566.8)	(46.6)

Investing activities:
Additions to property, plant and equipment	(139.6)	(129.8)
Acquisition of business, net of cash acquired	(7.8)	(187.9)
Proceeds from sale of business, net of cash sold	—	22.5
Other investing activities	(1.9)	(0.2)
Net cash used in investing activities	(149.3)	(295.4)

Financing activities:
Proceeds from revolving credit facilities	2,670.5	—
Repayments of revolving credit facilities	(1,809.0)	—
Repayments of debt	—	(25.2)
Dividends paid	(60.2)	(53.6)
Repurchases of Common Stock	(54.6)	(22.6)
Other financing activities	(13.9)	(7.7)
Net cash provided by (used in) financing activities	732.8	(109.1)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.7
Increase (decrease) in cash and cash equivalents	16.0	(450.4)
Cash and cash equivalents at beginning of period	125.4	805.9
Cash and cash equivalents at end of period	$141.4	$355.5

Supplemental disclosures:
Cash paid for interest	$49.4	$22.3
Cash paid for income taxes, net of refunds	325.8	106.5
Cash paid for operating lease liabilities	29.7	27.2
Operating right-of-use assets obtained	17.5	17.2
Finance right-of-use assets obtained	10.0	15.9
Property, plant and equipment additions - noncash	11.3	53.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation for the year ended December 31, 2023. The interim results are not necessarily indicative of results for any other interim period or for 2024. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and six months ended June 30, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign and income tax expense disaggregated by federal, state and foreign. The Company will be required to adopt ASU 2023-09 for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not expect the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Divestitures

Acquisition of AeroTech

On August 1, 2023, the Company acquired 100% of JBT AeroTech (AeroTech) from JBT Corporation for $804.6 million. AeroTech, a leading provider of aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military, is part of the Vocational segment. The purchase price included $808.0 million in cash, a receivable of $10.0 million for certain post-closing information technology integration costs, a payable of $5.1 million for certain post-closing working capital adjustments and a payable of $1.5 million for required equity replacement awards. The acquisition was funded with cash on hand and borrowings under the Company’s existing Revolving Credit Facility. See Note 13 for additional information regarding the Company’s debt. During the first quarter of 2024, the Company paid JBT Corporation $5.1 million for post-closing working capital adjustments.

The results of AeroTech have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AeroTech had sales of $192.0 million and $368.1 million during the three and six months ended June 30, 2024, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$9.3

Accounts receivable	$75.0
Unbilled receivables	57.8
Inventories	153.7
Other current assets	7.6
Property, plant and equipment	44.6
Goodwill	262.0
Purchased intangible assets	330.4
Other non-current assets	7.6
Total assets, excluding cash and cash equivalents	$938.7

Liabilities Assumed:
Accounts payable	$63.2
Customer advances	24.8
Payroll-related obligations	13.8
Other current liabilities	19.5
Deferred income taxes	4.5
Non-current liabilities	8.3
Total liabilities	$134.1
Net assets acquired	$804.6

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Vocational segment. The majority of the goodwill is deductible for income tax purposes. The purchase price allocations are considered final at June 30, 2024.

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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net sales	$2,577.4	$4,986.8
Net income	167.6	247.2

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

Agreement to Acquire AUSA

On May 8, 2024, the Company entered into a definitive agreement to acquire AUSACORP S.L. (AUSA), a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for €115.0 million. The transaction, which is subject to customary closing conditions, is expected to close in the second half of 2024.

Divestitures

On July 24, 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million. A pre-tax gain of $8.0 million was recognized on the sale during the third quarter of 2023. The snow removal apparatus business was included in the Defense segment.

On March 1, 2023, the Company completed the sale of its rear-discharge concrete mixer business for $32.9 million. A pre-tax loss of $13.3 million was recognized on the sale during the first quarter of 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The rear-discharge concrete mixer business was included in the Vocational segment.

4. Revenue Recognition

The Company utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on the majority of its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. Revenue allocated to performance obligations that represent a material right for a customer to acquire goods or services at a discount in the future is recognized as those future goods or services are transferred or when the material right expires.

There is significant judgment involved in estimating costs, most notably within the Defense segment. Each contract is evaluated to identify risks and estimate revenue and costs. In performing this evaluation, the Company considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications such as new orders are received, the additional units are factored into the overall contract estimate of costs and transaction price.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$(1.8)	$0.1	$(12.6)	$(8.4)
Operating income	(7.1)	(11.3)	(22.2)	(25.8)
Net income	(5.4)	(8.6)	(16.9)	(19.8)
Diluted earnings per share	$(0.08)	$(0.13)	$(0.26)	$(0.30)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three and six months ended June 30, 2024 or 2023.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Costs for anticipated contracts	$6.6	$6.2
Engineering costs	496.3	439.6
Factory setup costs	52.5	44.4
Customer-owned tooling	254.1	220.5
Deferred contract costs	$809.5	$710.7

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended June 30, 2024
	Access	Defense	Vocational	Eliminations	Total
Point in time	$1,388.3	$1.8	$619.4	$(1.8)	$2,007.7
Over time	18.6	596.9	223.7	—	839.2
	$1,406.9	$598.7	$843.1	$(1.8)	$2,846.9

	Three Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Point in time	$1,315.3	$2.7	$481.7	$(0.8)	$1,798.9
Over time	13.0	495.4	105.8	—	614.2
	$1,328.3	$498.1	$587.5	$(0.8)	$2,413.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2024
	Access	Defense	Vocational	Eliminations	Total
Point in time	$2,609.9	$4.1	$1,180.0	$(4.8)	$3,789.2
Over time	34.5	1,131.5	435.5	—	1,601.5
	$2,644.4	$1,135.6	$1,615.5	$(4.8)	$5,390.7

	Six Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Point in time	$2,495.8	$6.2	$928.9	$(1.7)	$3,429.2
Over time	25.7	1,005.0	221.3	—	1,252.0
	$2,521.5	$1,011.2	$1,150.2	$(1.7)	$4,681.2

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three and six months ended June 30, 2024 or 2023.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Defense segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance, payments received for a material right to purchase future goods or services and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 9 for additional information on the Company’s receivables balances.

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” in the Condensed Consolidated Statements of Income and were $9.2 million and $6.0 million for the three months ended June 30, 2024 and 2023 and were $18.0 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

	June 30,	December 31,
	2024	2023
Customer advances	$673.7	$706.9
Other current liabilities	98.4	96.2
Non-current customer advances	1,166.1	1,190.7
Other non-current liabilities	69.7	68.5
Total contract liabilities	$2,007.9	$2,062.3

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning liabilities recognized in revenue	$155.8	$158.4	$359.3	$347.6

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

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$85.4	$76.1
Deferred revenue for new service warranties	20.8	18.2
Amortization of deferred revenue	(14.9)	(13.0)
Foreign currency translation	(0.3)	0.1
Balance at end of period	$91.0	$81.4

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Other current liabilities	$34.6	$30.9
Other non-current liabilities	56.4	54.5
	$91.0	$85.4

Remaining Performance Obligations

As of June 30, 2024, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $11.34 billion, of which $1.71 billion is expected to be satisfied and recognized in revenue in the remaining six months of 2024, $3.58 billion is expected to be satisfied and recognized in revenue in 2025 and $6.05 billion is expected to be satisfied and recognized in revenue after 2025.
5. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2024, the Company had reserved 3,721,813 shares of Common Stock available for the issuance of Common Stock and the exercise of outstanding stock options under incentive compensation awards, including awards issued prior to the effective date of the 2024 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense, including cash-settled liability awards, was $11.4 million ($10.0 million net of tax) and $9.0 million ($7.6 million net of tax) for the three months ended June 30, 2024 and 2023, respectively, and $20.7 million ($18.1 million net of tax) and $15.8 million ($13.4 million net of tax) for the six months ended June 30, 2024 and 2023, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Employee Benefit Plans

Components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic pension benefit cost
Service cost	$1.5	$1.6	$3.1	$3.3
Interest cost	4.2	4.2	8.4	8.3
Expected return on plan assets	(5.1)	(4.9)	(10.3)	(9.7)
Amortization of prior service cost	0.4	0.5	0.8	1.0
Amortization of net actuarial gain	(0.7)	(0.6)	(1.3)	(1.2)
Expenses paid	0.1	0.3	0.3	0.5
Net periodic pension benefit cost	$0.4	$1.1	$1.0	$2.2

Components of net periodic post-employment benefit cost
Service cost	$0.5	$0.4	$0.9	$0.8
Interest cost	0.6	0.6	1.2	1.1
Amortization of prior service benefit	(0.4)	(0.3)	(0.7)	(0.7)
Amortization of net actuarial gain	—	(0.1)	—	(0.1)
Net periodic post-employment benefit cost	$0.7	$0.6	$1.4	$1.1

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

7. Income Taxes

The Company recorded income tax expense of $53.5 million, or 23.4% of pre-tax income, for the three months ended June 30, 2024, compared to $56.3 million, or 24.3% of pre-tax income, for the three months ended June 30, 2023. Results for the three months ended June 30, 2024 were impacted by $2.0 million of net discrete tax benefits, including a $1.9 million benefit on the purchase of discounted federal tax credits. Results for the three months ended June 30, 2023 were impacted by $1.2 million of net discrete tax charges.

The Company recorded income tax expense of $108.2 million, or 23.2% of pre-tax income, for the six months ended June 30, 2024, compared to $90.5 million, or 25.1% of pre-tax income, for the six months ended June 30, 2023. Results for the six months ended June 30, 2024 were impacted by $4.2 million of net discrete tax benefits, including a $3.1 million benefit on the purchase of discounted federal tax credits and a $1.0 million benefit related to amended state returns. Results for the six months ended June 30, 2023 were impacted by $4.2 million of net discrete tax charges, including a $2.5 million charge related to a valuation allowance recorded with respect to unrealizable foreign tax credits and a $1.7 million charge related to a valuation allowance recorded with respect to a deferred tax asset on marketable securities.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $66.2 million and $64.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, net unrecognized tax benefits, excluding interest and penalties, of $52.4 million would affect the Company’s net income if recognized. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $23.0 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2024 and 2023, the

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company recognized expense of $2.1 million and $0.9 million, respectively, related to interest and penalties on unrecognized tax benefits. At June 30, 2024, the Company had accruals for the payment of interest and penalties of $9.9 million.

Cash paid for income taxes, net of refunds disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the six months ended June 30, 2024 and 2023 of $44.3 million and $2.9 million, respectively.

8. Earnings Per Share

The reconciliation of basic weighted-average shares outstanding to diluted weighted-average shares outstanding was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted-average common shares outstanding	65,531,669	65,308,210	65,630,571	65,373,748
Dilutive equity-based compensation awards	358,108	354,312	378,144	372,642
Diluted weighted-average common shares outstanding	65,889,777	65,662,522	66,008,715	65,746,390

Shares for stock-based compensation excluded from the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares for stock-based compensation	31,271	201,348	15,636	100,674

9. Receivables

Receivables consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Trade receivables - U.S. government	$98.0	$67.7
Trade receivables - other	1,441.1	1,160.6
Other receivables	114.4	119.2
Total receivables, gross	1,653.5	1,347.5
Less allowance for doubtful accounts	(9.9)	(7.4)
Total receivables, net	$1,643.6	$1,340.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Current receivables	$1,619.9	$1,316.4
Non-current receivables	23.7	23.7
Total receivables, net	$1,643.6	$1,340.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance at beginning of period	$7.2	$7.1	$7.4	$6.7
Provision for doubtful accounts, net of recoveries	2.7	0.2	3.0	0.6
Charge-off of accounts	—	(0.1)	(0.5)	(0.1)
Allowance at end of period	$9.9	$7.2	$9.9	$7.2

10. Inventories

Inventories consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$1,230.7	$1,271.0
Work in process	473.7	438.9
Finished products	512.1	421.7
Total inventories	$2,216.5	$2,131.6

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Land and land improvements	$102.3	$100.5
Buildings	500.9	478.3
Machinery and equipment	1,087.2	1,013.4
Software and related costs	225.4	222.0
Construction in progress	321.9	348.4
Property, plant and equipment, gross	2,237.7	2,162.6
Less accumulated depreciation	(1,132.1)	(1,093.1)
Property, plant and equipment, net	$1,105.6	$1,069.5

Depreciation expense was $27.2 million and $25.8 million for the three months ended June 30, 2024 and 2023, respectively, and $53.3 million and $49.1 million for the six months ended June 30, 2024 and 2023, respectively.

12. Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the 2023 annual impairment review, the estimated fair value of the Pratt Miller reporting unit exceeded its carrying value by approximately 10%. During the three months ended June 30, 2024, the Company assessed Pratt Miller for impairment as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports leading to a decline in the Company's expectations for future performance. The Company used a combination of the income and market approaches. A weighted-average cost of capital of 13.0% (14.0% at October 1, 2023) and a terminal growth rate of 3.0% (3.0% at October 1, 2023) were used by the Company to estimate the fair value of the reporting unit. Under the market approach, the Company derived the fair value of the reporting unit based on an earnings multiple of comparable publicly traded companies. Changes in estimates or the application of alternative assumptions could have produced significantly different results, or could result in additional impairments in the future. As a result of the assessment, the Company recorded an impairment charge of $38.7 million within "Intangible asset impairments" in the Condensed Consolidated Statement of Income. After giving effect to the impairment charge, the remaining goodwill allocated to Pratt Miller was $5.7 million.

The following table presents changes in goodwill during the six months ended June 30, 2024 (in millions):

	Access	Defense	Vocational	Total
Net goodwill at December 31, 2023	$979.9	$44.4	$392.1	$1,416.4
Impairment	—	(38.7)	—	(38.7)
Foreign currency translation	(8.7)	—	—	(8.7)
Acquisition	—	—	1.7	1.7
Net goodwill at June 30, 2024	$971.2	$5.7	$393.8	$1,370.7

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,903.3	$(932.1)	$971.2	$1,912.0	$(932.1)	$979.9
Defense	44.4	(38.7)	5.7	44.4	—	44.4
Vocational	563.2	(169.4)	393.8	561.5	(169.4)	392.1
	$2,510.9	$(1,140.2)	$1,370.7	$2,517.9	$(1,101.5)	$1,416.4

Pratt Miller's purchased intangibles were also assessed for impairment. The Company used the relief-from-royalty and multiple-period excess earnings approaches to estimate the fair value of a trade name and customer relationship asset, respectively. As a result of the assessments, the Company recorded impairment charges of $8.8 million related to the trade name and $4.1 million related to the customer relationship within "Intangible asset impairments" in the Condensed Consolidated Statement of Income. After giving effect to the impairment charges, Pratt Miller's remaining amortizable purchased intangible assets were $19.2 million.

Details of the Company’s total purchased intangible assets are as follows (in millions):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$814.5	$(589.7)	$224.8	$819.5	$(574.6)	$244.9
Trade names	109.1	(13.7)	95.4	118.6	(7.5)	111.1
Technology-related	165.6	(113.1)	52.5	166.5	(108.2)	58.3
Distribution network	55.3	(39.1)	16.2	55.3	(38.4)	16.9
Other	37.4	(29.3)	8.1	37.5	(25.2)	12.3
	1,181.9	(784.9)	397.0	1,197.4	(753.9)	443.5
Non-amortizable trade names	386.6	—	386.6	386.7	—	386.7
	$1,568.5	$(784.9)	$783.6	$1,584.1	$(753.9)	$830.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of purchased intangible assets was $15.7 million and $31.3 million (including $2.1 million and $4.2 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three and six months ended June 30, 2024, respectively.

Estimated future amortization expense for purchased intangible assets is as follows (in millions):

Years:
2024 (remaining six months)	$30.0
2025	51.7
2026	49.0
2027	49.0
2028	45.2
2029	41.8

13. Debt

The Company was obligated under the following debt instruments (in millions):

	June 30, 2024			December 31, 2023
	Principal	Debt Issuance Costs	Debt, Net	Principal	Debt Issuance Costs	Debt, Net
4.60% Senior notes due May 2028	$300.0	$(1.5)	$298.5	$300.0	$(1.7)	$298.3
3.10% Senior notes due March 2030	300.0	(2.3)	297.7	300.0	(2.5)	297.5
Other long-term debt	2.9	—	2.9	1.7	—	1.7
	$602.9	$(3.8)	$599.1	$601.7	$(4.2)	$597.5

Revolving credit facilities			$1,036.5			$175.0

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility to $1.55 billion. At June 30, 2024, borrowings under the Revolving Credit Facility of $1.04 billion and specified outstanding letters of credit of $11.9 million reduced available capacity under the Revolving Credit Facility to $501.6 million.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2024, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 6.56%.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of June 30, 2024.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt of the acquiree, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of June 30, 2024, €2.7 million ($2.9 million) was outstanding at Hinowa with a weighted average interest rate of 1.24%.

In September 2019, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 426.0 million Chinese renminbi. There were no amounts outstanding on the line of credit as of June 30, 2024 or December 31, 2023. The line of credit carries a variable interest rate that is set by the lender, which was 3.95% at June 30, 2024.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At June 30, 2024, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $292 million ($295 million at December 31, 2023) and $265 million ($269 million at December 31, 2023), respectively. The fair value of the revolving credit facilities approximated their carrying values at June 30, 2024 and December 31, 2023. See Note 19 for the definition of a Level 2 input.

14. Warranties

The Company’s products generally carry standard warranties that extend from six months to five years, based on terms that are generally accepted in the marketplace. Selected components (such as engines, transmissions, batteries, tires, etc.) included in the Company’s end products may include manufacturers’ warranties. These manufacturers’ warranties are generally passed on to the end customer of the Company’s products, and the customer would generally deal directly with the component manufacturer.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$64.2	$58.8
Warranty provisions	32.4	28.0
Settlements made	(27.9)	(24.3)
Changes in liability for pre-existing warranties, net	0.4	(1.9)
Foreign currency translation	(0.1)	—
Disposition of business	—	(0.5)
Acquisition of business	—	0.2
Balance at end of period	$69.0	$60.3

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

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2024 the Company guaranteed an aggregate of $614.3 million in indebtedness of customers. At June 30, 2024, the Company estimated that its maximum loss exposure under these contracts was $93.0 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2024 the Company guaranteed to support an aggregate of $118.0 million of customer equipment value. At June 30, 2024, the Company estimated that its maximum loss exposure under these contracts was $13.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$12.2	$12.2	$12.4	$12.2
Provision for new credit guarantees	0.7	0.6	1.3	1.4
Changes to pre-existing guarantees, net	—	0.1	(0.4)	0.1
Amortization of previous guarantees	(0.4)	(0.7)	(0.8)	(1.5)
Foreign currency translation	(0.1)	(0.1)	(0.1)	(0.1)
Balance at end of period	$12.4	$12.1	$12.4	$12.1

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$5.2	$6.2	$5.8	$6.3
Provision for new credit guarantees	0.3	0.3	0.5	0.8
Changes to pre-existing guarantees, net	—	(0.4)	(0.8)	(1.1)
Foreign currency translation	(0.1)	(0.1)	(0.1)	—
Balance at end of period	$5.4	$6.0	$5.4	$6.0

16. Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At June 30, 2024 and December 31, 2023, the estimated net liabilities for product and general liability claims totaled $42.2 million and $50.1 million, respectively. While there is inherent uncertainty as to the eventual resolution of unsettled claims, management believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.72 billion and $2.58 billion at June 30, 2024 and December 31, 2023, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $14.4 million and $18.2 million at June 30, 2024 and December 31, 2023, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major contracts for government customers are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers.

17. Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. As of June 30, 2024, the Company had remaining authority to repurchase 10,820,689 shares of Common Stock.

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding at beginning of period	65,475,989	65,378,771	65,473,807	65,472,148
Repurchases of Common Stock	(334,699)	(92,626)	(464,193)	(265,795)
Exercise of stock options	7,084	5,001	49,625	36,767
Payment of stock-based restricted and performance shares	9,273	11,376	167,315	89,666
Shares tendered for taxes on stock-based compensation	(3,565)	(4,437)	(79,035)	(42,410)
Other	-	-	6,563	7,709
Outstanding at end of period	65,154,082	65,298,085	65,154,082	65,298,085

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended June 30, 2024
	Pension and Postretirement Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$32.6	$(122.0)	$(0.2)	$(89.6)
Other comprehensive income (loss) before reclassifications	—	(11.4)	—	(11.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	—	(0.2)	(0.7)
Net other comprehensive income (loss)	(0.5)	(11.4)	(0.2)	(12.1)
Balance at end of period	$32.1	$(133.4)	$(0.4)	$(101.7)

	Three Months Ended June 30, 2023
	Pension and Postretirement Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$30.7	$(120.2)	$6.2	$(83.3)
Other comprehensive income (loss) before reclassifications	—	3.5	(0.1)	3.4
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(2.9)	(3.3)
Net other comprehensive income (loss)	(0.4)	3.5	(3.0)	0.1
Balance at end of period	$30.3	$(116.7)	$3.2	$(83.2)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2024
	Pension and Postretirement Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	(28.9)	0.5	(28.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	—	(0.4)	(1.3)
Net other comprehensive income (loss)	(0.9)	(28.9)	0.1	(29.7)
Balance at end of period	$32.1	$(133.4)	$(0.4)	$(101.7)

	Six Months Ended June 30, 2023
	Pension and Postretirement Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	13.9	0.1	14.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.8)	1.0	(5.1)	(4.9)
Net other comprehensive income (loss)	(0.8)	14.9	(5.0)	9.1
Balance at end of period	$30.3	$(116.7)	$3.2	$(83.2)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and postretirement benefit cost (See Note 6 for additional details regarding benefit plans) are included within Miscellaneous, net within the Condensed Consolidated Statements of Income and were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of pension and postretirement benefits items
Prior service cost	$—	$0.2	$0.1	$0.3
Actuarial gains	(0.7)	(0.7)	(1.3)	(1.3)
Total before tax	(0.7)	(0.5)	(1.2)	(1.0)
Tax expense	0.2	0.1	0.3	0.2
Net of tax	$(0.5)	$(0.4)	$(0.9)	$(0.8)

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
SERP plan assets (a)	$14.0	$—	$—	$14.0
Investment in equity securities (b)	1.1	—	—	1.1
Foreign currency exchange derivatives (c)	—	1.0	—	1.0
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.7	$—	$1.7

December 31, 2023
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	3.5	—	—	3.5
Foreign currency exchange derivatives (c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives (c)	$—	$3.4	$—	$3.4
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vocational: This segment includes Pierce, Airport Products, Maxi-Metal, McNeilus, Oshkosh AeroTech, IMT and Oshkosh Commercial. Pierce, Airport Products and Maxi-Metal design and manufacture commercial and custom fire apparatus and emergency vehicles primarily for fire departments, airports and other governmental units. McNeilus designs and manufactures refuse collection vehicles and components. Oshkosh AeroTech designs and manufactures aviation ground support products and gate equipment and provides airport services to commercial airlines, airports, air-freight carriers, ground handling customers and militaries. IMT designs and manufactures field service vehicles and truck-mounted cranes for niche markets. Oshkosh Commercial designs and manufactures front-discharge concrete mixer vehicles and components.

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

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,
	2024			2023
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$675.6	$—	$675.6	$664.9	$—	$664.9
Telehandlers	428.6	—	428.6	390.8	—	390.8
Other	302.7	—	302.7	272.6	—	272.6
Total Access	1,406.9	—	1,406.9	1,328.3	—	1,328.3

Defense
Defense	560.6	1.8	562.4	497.8	0.3	498.1
Delivery vehicles	36.3	—	36.3	—	—	—
Total Defense	596.9	1.8	598.7	497.8	0.3	498.1

Vocational
Fire apparatus	354.5	—	354.5	296.5	—	296.5
Refuse collection	176.9	—	176.9	157.9	—	157.9
Other	311.7	—	311.7	132.5	0.6	133.1
Total Vocational	843.1	—	843.1	586.9	0.6	587.5

Eliminations	—	(1.8)	(1.8)	0.1	(0.9)	(0.8)
Consolidated	$2,846.9	$—	$2,846.9	$2,413.1	$—	$2,413.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2024			2023
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$1,266.6	$—	$1,266.6	$1,266.9	$—	$1,266.9
Telehandlers	802.0	—	802.0	732.2	—	732.2
Other	575.8	—	575.8	522.4	—	522.4
Total Access	2,644.4	—	2,644.4	2,521.5	—	2,521.5

Defense
Defense	1,095.2	4.1	1,099.3	1,010.6	0.6	1,011.2
Delivery vehicles	36.3	—	36.3	—	—	—
Total Defense	1,131.5	4.1	1,135.6	1,010.6	0.6	1,011.2

Vocational
Fire apparatus	681.7	—	681.7	584.9	—	584.9
Refuse collection	324.2	—	324.2	299.8	—	299.8
Other	608.9	0.7	609.6	264.2	1.3	265.5
Total Vocational	1,614.8	0.7	1,615.5	1,148.9	1.3	1,150.2

Eliminations	—	(4.8)	(4.8)	0.2	(1.9)	(1.7)
Consolidated	$5,390.7	$—	$5,390.7	$4,681.2	$—	$4,681.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss):
Access	$246.5	$211.7	$454.6	$346.7
Defense(a)	(39.9)	6.3	(28.6)	8.0
Vocational(b)	106.5	60.5	186.6	88.6
Corporate and intersegment eliminations	(52.2)	(43.6)	(92.0)	(77.6)
Consolidated	260.9	234.9	520.6	365.7
Interest expense, net of interest income	(30.3)	(8.1)	(51.1)	(15.3)
Miscellaneous income (expense), net	(1.5)	4.8	(3.5)	10.6
Income before income taxes and losses of unconsolidated affiliates	$229.1	$231.6	$466.0	$361.0
(a)
Results for the three and six months ended June 30, 2024 include $51.6 million of intangible asset impairments. See Note 12 for additional details on the Company's goodwill and purchased intangible assets.
(b)
Results for the six months ended June 30, 2023 include a charge of $13.3 million on the sale of the rear-discharge mixer business. See Note 3 for additional details on the Company's divestitures.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2024
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,169.7	$542.3	$811.8	$(1.8)	$2,522.0
Europe, Africa and Middle East	138.6	56.3	19.1	—	214.0
Rest of the World	98.6	0.1	12.2	—	110.9
Consolidated	$1,406.9	$598.7	$843.1	$(1.8)	$2,846.9

	Three Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$1,051.9	$425.7	$579.0	$(0.8)	$2,055.8
Europe, Africa and Middle East	154.2	72.1	5.0	—	231.3
Rest of the World	122.2	0.3	3.5	—	126.0
Consolidated	$1,328.3	$498.1	$587.5	$(0.8)	$2,413.1

	Six Months Ended June 30, 2024
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$2,201.6	$1,003.1	$1,566.0	$(4.8)	$4,765.9
Europe, Africa and Middle East	244.6	132.2	29.2	—	406.0
Rest of the World	198.2	0.3	20.3	—	218.8
Consolidated	$2,644.4	$1,135.6	$1,615.5	$(4.8)	$5,390.7

	Six Months Ended June 30, 2023
	Access	Defense	Vocational	Eliminations	Total
Net sales:
North America	$2,000.5	$853.3	$1,132.4	$(1.7)	$3,984.5
Europe, Africa and Middle East	290.9	157.4	6.7	—	455.0
Rest of the World	230.1	0.5	11.1	—	241.7
Consolidated	$2,521.5	$1,011.2	$1,150.2	$(1.7)	$4,681.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to increase prices to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2024 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers, as well as carriers and wreckers sold to towing companies.

Defense — tactical vehicles, trailers, weapons system integration and parts sold to the U.S. military and to other militaries around the world and delivery vehicles for the United States Postal Service (USPS).

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

Overview

The Company reported another strong quarter, with solid revenue growth and an increase in operating income despite $51.6 million of impairment charges in the Defense segment. Diluted earnings per share was $2.56, including an after-tax charge of $0.60 related to the impairment of intangible assets. This compares to diluted earnings per share of $2.67 in the second quarter of 2023.

Consolidated net sales in the second quarter of 2024 increased $433.8 million, or 18.0%, to $2.85 billion compared to the second quarter of 2023 primarily due to improved organic sales volume in all three segments, sales related to the AeroTech acquisition of $192.0 million and improved pricing.

Consolidated operating income increased 11.1% to $260.9 million, or 9.2% of sales, in the second quarter of 2024 compared to $234.9 million, or 9.7% of sales, in the second quarter of 2023. The increase in operating income was primarily due to improved price/cost dynamics and the impact of higher gross margin associated with the higher organic sales volume, offset in part by the intangible asset impairments in the Defense segment, higher new product development spending and higher operating costs to support the higher sales levels.

Unfavorable market conditions for mobility and motorsports led to reductions in anticipated cash flows for the Pratt Miller reporting unit in the Defense segment. As a result, the Company recorded Intangible asset impairments in the second quarter of 2024 of $51.6 million. With lower than previously anticipated third-party work, in July 2024 the Company moved reporting responsibility of Pratt Miller from the Defense segment to the Company's Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller's expertise and capabilities to benefit all Oshkosh businesses. With this change, Pratt Miller results will be combined and reported with Corporate beginning in the third quarter of 2024. The Company's guidance included herein reflects this change.

As expected, orders in the Access segment continued to normalize, leading to lower orders in the second quarter of 2024 compared to the second quarter of 2023. As the Access segment is largely booked for new machine sales for 2024, the Company continues to expect that the majority of 2025 orders will not be booked until the fourth quarter of 2024 and into 2025.

In April 2024, the Company reached a significant milestone in its partnership with the USPS as the Company began shipping its Next Generation Delivery Vehicle (NGDV). The Company expects to increase NGDV production throughout 2024 and 2025 and be at full rate production by the start of 2026. The Company expects the NGDV program will be a meaningful contributor to profitable growth for the remainder of the decade.

The Company is in the process of transitioning its refuse collection vehicle business from factory direct sales and service to a dealer network. The Company believes that a dealer network will provide broader and more comprehensive parts and service coverage for the wide array of customers across North America. There are several strong dealerships already operating under this model and the Company expects to have complete dealer coverage across North America by the end of the year.

The Company lowered its 2024 earnings per share estimate to be in the range of $10.45 compared to its previous estimate of approximately $10.55 as a result of the impairment charges recorded in the second quarter. The revised earnings per share estimate is based on the Company's expectations that it will generate operating income of $1.025 billion on consolidated sales of $10.7 billion. The revised earnings per share estimate includes after-tax charges of $0.60 per share related to the intangible asset impairments and $0.70 per share related to amortization of purchased intangibles. Excluding these items, the Company increased its 2024 adjusted earnings per share estimate by $0.50 to be in the range of $11.75.

The Company expects Access segment sales and operating margin in 2024 to be in the range of $5.3 billion and 16.25%, respectively, compared to the Company’s previous expectations of $5.4 billion and 15.25%, respectively. The reduced revenue expectation is a result of lower expected sales outside of North America while the expected improved margins are the result of expected favorable sales mix. Compared to the first six months of 2024, the Company expects customer mix to moderate and new product development spending to increase for the second half of 2024.

The Company expects Defense segment sales and operating margin in 2024 to be in the range of $2.1 billion and 2.25%, respectively. The Company's expectation of $2.1 billion in sales for the Defense segment represents an increase of $100 million as a result of expected improved volume compared to its previous expectation, offset by the removal of the Pratt Miller business from the segment. Defense continues to work through extensions of its existing contracts to reflect the inflation that it has experienced the past several years. To that end, the Company is nearing completion of a 5-year contract extension for the Family of Heavy Tactical Vehicles (FHTV) program and expects to complete a Family of Medium Tactical Vehicles (FMTV) contract extension in the first half of 2025. These contract extensions are expected to have significantly higher pricing to reflect current material costs and more robust economic price adjustment clauses to protect the Company if it experiences rapid inflation in the future.

The Company continues to expect Vocational segment sales to be in the range of $3.2 billion in 2024. Expected operating margin in 2024 has increased to 11.25% compared to the previous expectation of 10% largely as a result of expected favorable price/cost dynamics and manufacturing efficiencies. Backlog for Pierce fire trucks continues to grow. Increasing capacity to meet this demand represents a significant opportunity to drive long-term growth in the Vocational segment. In the near term, the Company is focused on achieving incremental gains in throughput in its existing facilities. In the longer term, the Company expects to make additional investments to increase production capacity.

Corporate and other, including Pratt Miller, is expected to have an operating loss of approximately $250 million in 2024, including the Pratt Miller intangible asset impairment charges recognized in the second quarter.

The Company expects earnings per share in the third quarter of 2024 will be in the range of $2.85, reflecting continued strong demand and similar supply chain dynamics to those the Company experienced during the first six months of 2024. Estimated earnings per share for the third quarter of 2024 includes an expected $0.15 per share charge related to amortization of purchased intangibles. The Company expects an increase in net sales of approximately 10% compared to the third quarter of 2023, largely due to the acquisition of AeroTech, which occurred in August 2023.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$2,846.9	$2,413.1	$433.8	18.0%	$5,390.7	$4,681.2	$709.5	15.2%
Cost of sales	2,300.8	1,988.6	312.2	15.7%	4,374.6	3,922.9	451.7	11.5%
Gross income	546.1	424.5	121.6	28.6%	1,016.1	758.3	257.8	34.0%
% of sales	19.2%	17.6%	160 bps		18.8%	16.2%	260 bps
Selling, general and administrative	220.0	185.4	34.6	18.7%	416.8	384.5	32.3	8.4%
Amortization of purchased intangibles	13.6	4.2	9.4	223.8%	27.1	8.1	19.0	234.6%
Intangible asset impairments	51.6	—	51.6	-	51.6	—	51.6	-
Operating income	$260.9	$234.9	$26.0	11.1%	$520.6	$365.7	$154.9	42.4%
% of sales	9.2%	9.7%	-50 bps		9.7%	7.8%	190 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
North America	$2,522.0	$2,055.8	$466.2	22.7%	$4,765.9	$3,984.5	$781.4	19.6%
Europe, Africa and Middle East	214.0	231.3	(17.3)	-7.5%	406.0	455.0	(49.0)	-10.8%
Rest of the World	110.9	126.0	(15.1)	-12.0%	218.8	241.7	(22.9)	-9.5%
Consolidated	$2,846.9	$2,413.1	$433.8	18.0%	$5,390.7	$4,681.2	$709.5	15.2%

Second Quarter 2024 Compared to 2023

Consolidated net sales increased primarily due to improved organic sales volume in all three segments ($202 million), the inclusion of sales related to the AeroTech acquisition ($192 million) and improved pricing ($44 million).

The improvement in consolidated gross margin was primarily due to improved pricing (120 basis points) and lower material costs (30 basis points).

Consolidated selling, general and administrative expenses increased due to the addition of AeroTech ($23 million) as well as higher salaries ($7 million).

Amortization of purchased intangible assets increased primarily due to the acquisition of AeroTech ($9 million).

Intangible asset impairments in the second quarter of 2024 related to the impairment of intangible assets at Pratt Miller within the Defense segment as market conditions for mobility and motorsports led to a downward revision of anticipated cash flows.

The increase in consolidated operating income was primarily due to the impact of higher gross margin associated with higher organic sales volume ($49 million), improved pricing ($44 million) and lower material costs ($8 million), offset in part by the intangible asset impairments ($52 million), higher new product development investments ($13 million) and higher operating costs to support higher sales volumes ($11 million).

First Six Months 2024 Compared to 2023

Consolidated net sales increased primarily due to the inclusion of sales related to the AeroTech acquisition ($368 million), higher organic sales volume in all three segments ($269 million) and higher pricing ($83 million), offset in part by the impact of the sale of the rear-discharge concrete mixer business ($10 million).

The improvement in consolidated gross margin was primarily due to improved pricing (120 basis points), improved sales mix (70 basis points) and lower material costs (60 basis points).

Consolidated selling, general and administrative expenses increased due to the addition of AeroTech ($42 million) as well as higher salaries ($7 million), offset in part by the absence of a loss on the sale of the rear-discharge concrete mixer business ($13 million) and lower incentive compensation accruals ($4 million).

Amortization of purchased intangible assets increased primarily due to the acquisition of AeroTech ($19 million).

Intangible asset impairments in the first six months of 2024 relate to the impairment charges at Pratt Miller.

The increase in consolidated operating income was primarily due to improved pricing ($83 million), the impact of higher gross margin associated with higher organic sales volume ($64 million), favorable sales mix ($56 million) and improved material costs ($30 million), offset in part by the intangible asset impairments ($52 million) and higher new product development spending ($18 million).

The following table presents consolidated non-operating changes (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest expense, net of interest income	$(30.3)	$(8.1)	$(22.2)	274.1%	$(51.1)	$(15.3)	$(35.8)	234.0%
Miscellaneous, net	(1.5)	4.8	(6.3)	-131.3%	(3.5)	10.6	(14.1)	-133.0%

Provision for income taxes	53.5	56.3	(2.8)	-5.0%	108.2	90.5	17.7	19.6%
Effective tax rate	23.4%	24.3%			23.2%	25.1%

Losses of unconsolidated affiliates	$(7.0)	$(0.3)	$(6.7)	2233.3%	$(9.8)	$(7.0)	$(2.8)	40.0%

Second Quarter 2024 Compared to 2023

Interest expense, net of interest income increased due to increased borrowings on the Revolving Credit Facility (as defined in "Liquidity") and lower cash holdings following the acquisition of AeroTech in the third quarter of 2023.

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the second quarter of 2024 included foreign currency transactions losses of $1 million, whereas the results for the second quarter of 2023 included foreign currency transactions gains of $3 million.

The effective tax rate in the second quarter of 2024 included discrete tax benefits of $2.0 million, including a $1.9 million benefit on the purchase of discounted federal tax credits. The effective tax rate in the second quarter of 2023 included discrete tax charges of $1.2 million, including a $2.5 million charge related to a valuation allowance recorded with respect to unrealizable foreign tax credits.

Losses of unconsolidated affiliates in the second quarter of 2024 included an impairment of an equity method investment of $6.7 million.

First Six Months 2024 Compared to 2023

Interest expense, net of interest income increased due to increased borrowings on the Revolving Credit Facility and lower cash holdings following the acquisition of AeroTech in the third quarter of 2023.

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first six months of 2024 included foreign currency transactions losses of $4 million. Results for the first six months of 2023 included foreign currency transactions gains of $3 million and a gain on a settlement with the Company's pension advisor of $5 million.

The effective tax rate in the first six months of 2024 included discrete tax benefits of $4.2 million, including a $3.1 million benefit on the purchase of discounted federal tax credits. The effective tax rate in the first six months of 2023 included discrete tax charges of $4.2 million, including a $2.5 million charge related to a valuation allowance recorded with respect to unrealizable foreign tax credits.

Losses of unconsolidated affiliates included an impairment of an equity method investment of $6.7 million in the first six months of 2024 compared to a write-down of an investment in an equity interest in an entity in Mexico of $5.9 million in the first six months of 2023.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$1,406.9	$1,328.3	$78.6	5.9%	$2,644.4	$2,521.5	$122.9	4.9%
Cost of sales	1,080.9	1,049.0	31.9	3.0%	2,039.8	2,037.4	2.4	0.1%
Gross income	326.0	279.3	46.7	16.7%	604.6	484.1	120.5	24.9%
% of sales	23.2%	21.0%	220 bps		22.9%	19.2%	370 bps
Selling, general and administrative	77.2	65.3	11.9	18.2%	145.4	134.1	11.3	8.4%
Amortization of purchased intangibles	2.3	2.3	—	0.0%	4.6	3.3	1.3	39.4%
Operating income	$246.5	$211.7	$34.8	16.4%	$454.6	$346.7	$107.9	31.1%
% of sales	17.5%	15.9%	160 bps		17.2%	13.7%	350 bps

Second Quarter 2024 Compared to 2023

Access segment net sales increased primarily as a result of improved sales volume in North America.

The improved gross margin in the Access segment was primarily due to lower material costs (90 basis points), favorable absorption (70 basis points) and improved sales mix (50 basis points).

The increase in operating income in the Access segment was primarily due to the impact of higher gross margin associated with higher sales volume ($20 million), improved material costs ($11 million), improved sales mix ($8 million) and improved pricing ($7 million), offset in part by higher selling, general and administrative expenses to support higher sales volume ($12 million).

First Six Months 2024 Compared to 2023

Access segment net sales increased primarily as a result of improved sales volume in North America.

The improved gross margin in the Access segment was primarily due to lower material costs (160 basis points), improved sales mix (120 basis points) and favorable absorption (60 basis points).

The increase in operating income in the Access segment was primarily due to improved material costs ($41 million), improved sales mix ($32 million), the impact of higher gross margin associated with higher sales volume ($29 million) and improved pricing ($13 million), offset in part by higher selling, general and administrative expenses to support higher sales volume ($11 million).

Defense

The following table presents the Defense segment results (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$598.7	$498.1	$100.6	20.2%	$1,135.6	$1,011.2	$124.4	12.3%
Cost of sales	554.2	454.9	99.3	21.8%	1,044.6	929.7	114.9	12.4%
Gross income	44.5	43.2	1.3	3.0%	91.0	81.5	9.5	11.7%
% of sales	7.4%	8.7%	-130 bps		8.0%	8.1%	-10 bps
Selling, general and administrative	31.4	35.7	(4.3)	-12.0%	65.3	70.7	(5.4)	-7.6%
Amortization of purchased intangibles	1.4	1.2	0.2	16.7%	2.7	2.8	(0.1)	-3.6%
Intangible asset impairments	51.6	—	51.6	-	51.6	—	51.6	-
Operating income (loss)	$(39.9)	$6.3	$(46.2)	-733.3%	$(28.6)	$8.0	$(36.6)	-457.5%
% of sales	-6.7%	1.3%	-800 bps		-2.5%	0.8%	-330 bps

Second Quarter 2024 Compared to 2023

Defense segment net sales increased primarily due to higher FMTV sales volume, the commencement of production of the NGDV for the USPS and higher aftermarket parts volume.

The decrease in gross margin in the Defense segment was primarily due to start-up costs on the NGDV program (100 basis points), adverse production variances (80 basis points) and adverse sales mix (70 basis points), offset in part by lower unfavorable cumulative catch-up adjustments on contracts (110 basis points).

Intangible asset impairments in the second quarter of 2024 relate to the impairment charges at Pratt Miller.

The operating results in the Defense segment declined as a result of the intangible asset impairments at Pratt Miller ($52 million), start-up costs on the NGDV program ($6 million) and adverse production variances ($4 million), offset in part by the impact of higher gross margin associated with higher sales volume ($15 million).

First Six Months 2024 Compared to 2023

Defense segment net sales increased primarily due to higher aftermarket parts volume, higher FMTV sales volume, and the commencement of production of delivery vehicles for the USPS in the second quarter of 2024, offset in part by lower Joint Light Tactical Vehicle (JLTV) program volume. JLTV production under the Company's domestic JLTV contract is expected to conclude in early 2025 as the domestic follow-on contract was awarded to another company. The domestic JLTV contract accounted for $461 million of sales in the first six months of 2024. An increase in NGDV revenues is expected to exceed the loss of JLTV revenues in 2025.

The gross margin in the Defense segment remained relatively flat in the first six months of 2024 compared to the first six months of 2023 as start-up costs on the NGDV program (60 basis points) and adverse production variances (40 basis points) were offset by lower unfavorable cumulative catch-up adjustments on contracts (60 basis points) and favorable mix (40 basis points).

Intangible asset impairments in the first six months of 2024 relate to the impairment charges at Pratt Miller.

The operating results in the Defense segment declined as a result of the intangible asset impairments at Pratt Miller ($52 million) offset in part by the impact of higher gross margin associated with higher sales volume ($18 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Second Quarter				First Six Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$843.1	$587.5	$255.6	43.5%	$1,615.5	$1,150.2	$465.3	40.5%
Cost of sales	660.7	482.9	177.8	36.8%	1,282.6	952.4	330.2	34.7%
Gross income	182.4	104.6	77.8	74.4%	332.9	197.8	135.1	68.3%
% of sales	21.6%	17.8%	380 bps		20.6%	17.2%	340 bps
Selling, general and administrative	66.0	43.4	22.6	52.1%	126.5	107.2	19.3	18.0%
Amortization of purchased intangibles	9.9	0.7	9.2	1314.3%	19.8	2.0	17.8	890.0%
Operating income	$106.5	$60.5	$46.0	76.0%	$186.6	$88.6	$98.0	110.6%
% of sales	12.6%	10.3%	230 bps		11.6%	7.7%	390 bps

Second Quarter 2024 Compared to 2023

Vocational segment net sales increased due to the inclusion of AeroTech sales ($192 million), improved pricing in response to higher input costs ($37 million) and improved organic sales volume ($30 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (330 basis points).

The increase in amortization of purchased intangibles was due to the acquisition of AeroTech ($9 million).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($37 million) and the impact of higher gross margin associated with the improved organic sales volume ($7 million).

First Six Months 2024 Compared to 2023

Vocational segment net sales increased due to the inclusion of AeroTech sales ($368 million), improved pricing in response to higher input costs ($70 million) and improved organic sales volume ($37 million), offset in part by the impact of the sale of the rear-discharge concrete mixer business in the first quarter of 2023 ($10 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (330 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($70 million), improved product mix ($28 million) and the absence of the loss on the sale of the rear-discharge concrete mixer business ($13 million), offset in part by higher material costs ($12 million).

Corporate and Intersegment Eliminations

The following table presents the corporate costs and intersegment eliminations (in millions):

	Second Quarter				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$(1.8)	$(0.8)	$(1.0)	125.0%	$(4.8)	$(1.7)	$(3.1)	182.4%
Cost of sales	5.0	1.8	3.2	177.8%	7.6	3.4	4.2	123.5%
Gross income	(6.8)	(2.6)	(4.2)	161.5%	(12.4)	(5.1)	(7.3)	143.1%
Operating expenses	45.4	41.0	4.4	10.7%	79.6	72.5	7.1	9.8%
Operating income	$(52.2)	$(43.6)	$(8.6)	19.7%	$(92.0)	$(77.6)	$(14.4)	18.6%

Second Quarter 2024 Compared to 2023

Corporate costs increased primarily due to higher new product development investments ($4 million) and higher compensation expenses ($3 million).

First Six Months 2024 Compared to 2023

Corporate costs increased primarily due to higher new product development investments ($8 million) and higher share-based compensation expenses ($5 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2024, including $141.4 million of cash and cash equivalents and $501.6 million of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at June 30, 2024 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. To provide additional flexibility for working capital needs, organic and inorganic investments as well as share repurchases, the Company amended the Credit Agreement in April 2024 to increase the maximum aggregate amount of availability under the Revolving Credit Facility by $450 million to $1.55 billion.

Financial Condition at June 30, 2024

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$141.4	$125.4
Total debt	1,635.6	772.5
Total shareholders’ equity	3,924.9	3,705.3
Total capitalization (debt plus equity)	5,560.5	4,477.8
Debt to total capitalization	29.4%	17.3%

The Company’s ratio of debt to total capitalization of 29.4% at June 30, 2024 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2023 was primarily due to borrowings under the Revolving Credit Facility primarily related to working capital and capital expenditures.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At June 30, 2024, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 44 days at December 31, 2023 to 47 days at June 30, 2024 due to increases in non-Defense segments. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2023 to 53 days at June 30, 2024 due to longer collection times at AeroTech. Consolidated inventory turns

(defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) were 4.2 times at December 31, 2023 and June 30, 2024. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 55 days at June 30, 2024, down from 72 days at December 31, 2023 due to more timely invoice processing.

Cash Flows

Operating Cash Flows

Operating activities used $566.8 million of cash in the first six months of 2024 compared to $46.6 million during the first six months of 2023. Higher net income and non-cash adjustments during the first six months of 2024 compared to the first six months of 2023 were more than offset by increases in working capital. Cash used in operations in the first six months of 2024 included cash paid for income taxes, net of refunds of $326 million, which increased by $219 million compared to the first six months of 2023 primarily due to the Company's generation of significantly higher pre-tax income in 2023 compared to 2022. Cash used in operations during the first six months of 2024 included the payment of 2023 incentive compensation ($111 million), which was higher than 2022 incentive compensation due to the Company's improved performance. Other changes in working capital also impacted cash used in operations, including increases in receivables and unbilled receivables due to higher net sales levels and delayed timing of invoicing in the Defense segment, increases in inventory in the Access and Vocational segments, lower customer advances and the normalization of accounts payable due to more timely invoice processing. The Company expects to generate approximately $675 million of cash flows from operations in 2024.

Investing Cash Flows

Investing activities used cash of $149.3 million in the first six months of 2024 compared to $295.4 million during the first six months of 2023. The Company used $187.9 million to fund the acquisition of Hinowa S.p.A. during the first six months of 2023. Through the first six months of 2024, the Company used $139.6 million for capital expenditures. The Company continues to anticipate that it will invest $300 million on capital expenditures in 2024 as the Company completes its facilities in Tennessee and South Carolina.

Financing Cash Flows

Financing activities provided cash of $732.8 million in the first six months of 2024 compared to the use of $109.1 million during the first six months of 2023. During the first six months of 2024, the Company borrowed under the Revolving Credit Facility to fund working capital and capital expenditures. In the first six months of 2024, the Company repurchased 464,193 shares of its Common Stock at an aggregate cost of $54.6 million. As of June 30, 2024, the Company had approximately 10.8 million shares of Common Stock remaining under its repurchase authorization. In the first six months of 2023, the Company repurchased 265,795 shares of its Common Stock at an aggregate cost of $22.6 million.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility by $450 million to $1.55 billion. At June 30, 2024, borrowings under the Revolving Credit Facility of $1.04 billion and outstanding letters of credit of $11.9 million reduced available capacity under the Revolving Credit Facility to $501.6 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of June 30, 2024 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2024.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first six months of 2024. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2024 increased 2.7% to $15.37 billion compared to $14.97 billion at June 30, 2023. Access segment backlog decreased 25.4% to $3.26 billion at June 30, 2024 compared to $4.37 billion at June 30, 2023. The decrease in backlog was expected and believed to be the result of the normalization of orders in connection with improved product availability. Defense segment backlog decreased 4.7% to $6.43 billion at June 30, 2024 compared to $6.75 billion at June 30, 2023 primarily as a result of the wind-down of production under the Company's domestic JLTV contract. Vocational segment backlog increased 47.5% to $5.68 billion at June 30, 2024 compared to $3.85 billion at June 30, 2023 due to strong demand for fire apparatus and rising prices as well as the inclusion of AeroTech backlog of $780 million.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 69% of the Company’s June 30, 2024 backlog is not expected to be filled in 2024.

Non-GAAP Financial Measures

The Company is forecasting earnings per share excluding items that affect comparability. When the Company forecasts earnings per share, excluding items, this is considered a non-GAAP financial measure. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company’s operating performance to prior year results. However, while forecasted adjusted earnings per share excludes amortization of purchased intangibles and intangible asset impairments, revenue and earnings of acquired companies are reflected in forecasted adjusted earnings per share and intangible assets contribute to the generation of revenue and earnings. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s results or forecasts prepared in accordance with GAAP. The table below presents a reconciliation of the Company’s presented non-GAAP measure to the most directly comparable GAAP measure:

2024 Expectations
Earnings per share-diluted (GAAP)	$10.45
Amortization of purchased intangibles, net of tax	0.70
Intangible asset impairments, net of tax	0.60
Adjusted earnings per share-diluted (non-GAAP)	$11.75

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	122,571	$122.38	122,571	11,032,817
May 1 - May 31	132,193	116.83	132,193	10,900,624
June 1 - June 30	79,935	108.13	79,935	10,820,689
Total	334,699		334,699

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 464,193 shares of Common Stock under these authorizations during the six months ended June 30, 2024 at a cost of $54.6 million. As of June 30, 2024, the Company had remaining authority to repurchase 10,820,689 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2024.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 31, 2024.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 31, 2024.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 31, 2024.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 31, 2024	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

July 31, 2024	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 31, 2024	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)