Form 10-Q
period 2024-09-30
OSHKOSH CORP
filed 2024-10-30
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 23, 2024, 65,064,997 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$2,741.4	$2,509.9	$8,132.1	$7,191.1
Cost of sales	2,235.4	2,041.8	6,610.0	5,964.7
Gross income	506.0	468.1	1,522.1	1,226.4

Operating expenses:
Selling, general and administrative	226.4	201.6	643.2	586.1
Amortization of purchased intangibles	13.4	10.0	40.5	18.1
Intangible asset impairments	—	—	51.6	—
Total operating expenses	239.8	211.6	735.3	604.2
Operating income	266.2	256.5	786.8	622.2

Other income (expense):
Interest expense	(33.6)	(19.6)	(88.0)	(46.3)
Interest income	1.9	1.9	5.2	13.3
Miscellaneous, net	3.6	2.6	0.1	13.2
Income before income taxes and losses of unconsolidated affiliates	238.1	241.4	704.1	602.4
Provision for income taxes	56.6	55.3	164.8	145.8
Income before losses of unconsolidated affiliates	181.5	186.1	539.3	456.6
Losses of unconsolidated affiliates	(1.2)	(2.4)	(11.0)	(9.4)
Net income	$180.3	$183.7	$528.3	$447.2

Earnings per share:
Basic	$2.76	$2.81	$8.06	$6.84
Diluted	2.75	2.79	8.02	6.80

Cash dividends declared per share on Common Stock	$0.46	$0.41	$1.38	$1.23

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$180.3	$183.7	$528.3	$447.2
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(0.4)	(0.4)	(1.3)	(1.2)
Currency translation adjustments	29.9	(22.4)	1.0	(7.5)
Change in fair value of derivative instruments	(0.1)	(3.9)	—	(8.9)
Total other comprehensive income (loss), net of tax	29.4	(26.7)	(0.3)	(17.6)
Comprehensive income	$209.7	$157.0	$528.0	$429.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$160.9	$125.4
Receivables, net	1,576.3	1,316.4
Unbilled receivables, net	854.8	771.6
Inventories	2,321.1	2,131.6
Income taxes receivable	43.2	42.2
Other current assets	101.7	93.6
Total current assets	5,058.0	4,480.8
Property, plant and equipment, net	1,145.2	1,069.5
Goodwill	1,437.9	1,416.4
Purchased intangible assets, net	808.5	830.2
Deferred income taxes	248.3	262.0
Deferred contract costs	828.1	710.7
Other non-current assets	349.9	359.6
Total assets	$9,875.9	$9,129.2

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities	$934.5	$175.0
Accounts payable	1,054.4	1,214.5
Customer advances	672.1	706.9
Payroll-related obligations	236.3	242.5
Income taxes payable	90.5	308.0
Other current liabilities	469.8	442.7
Total current liabilities	3,457.6	3,089.6
Long-term debt, less current maturities	602.3	597.5
Non-current customer advances	1,158.4	1,190.7
Deferred income taxes	30.4	26.8
Other non-current liabilities	525.2	519.3
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	841.0	823.0
Retained earnings	4,244.0	3,805.8
Accumulated other comprehensive loss	(72.3)	(72.0)
Common Stock in treasury, at cost (10,038,645 and 9,627,658 shares, respectively)	(911.4)	(852.2)
Total shareholders’ equity	4,102.0	3,705.3
Total liabilities and shareholders’ equity	$9,875.9	$9,129.2

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9
Net income	—	—	180.3	—	—	180.3
Pension and post-employment benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	29.9	—	29.9
Derivative instruments, net of tax	—	—	—	(0.1)	—	(0.1)
Cash dividends ($0.46 per share)	—	—	(29.9)	—	—	(29.9)
Repurchases of Common Stock	—	—	—	—	(11.0)	(11.0)
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	9.0		—	—	9.0
Payment of stock-based restricted and performance shares	—	(1.1)	—	—	1.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.8)	(0.8)
Other	—	0.1	—	—	—	0.1
Balance at September 30, 2024	$0.7	$841.0	$4,244.0	$(72.3)	$(911.4)	$4,102.0

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2023	$0.7	$816.1	$3,524.9	$(83.2)	$(861.7)	$3,396.8
Net income	—	—	183.7	—	—	183.7
Pension and post-employment benefits, net of tax of $0.2	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	(22.4)	—	(22.4)
Derivative instruments, net of tax	—	—	—	(3.9)	—	(3.9)
Cash dividends ($0.41 per share)	—	—	(26.7)	—	—	(26.7)
Exercise of stock options	—	1.0	—	—	5.2	6.2
Stock-based compensation expense	—	10.1	—	—	—	10.1
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2023	$0.7	$826.9	$3,681.9	$(109.9)	$(856.3)	$3,543.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	528.3	—	—	528.3
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.3)	—	(1.3)
Currency translation adjustments	—	—	—	1.0	—	1.0
Cash dividends ($1.38 per share)	—	—	(90.1)	—	—	(90.1)
Repurchases of Common Stock	—	—	—	—	(65.6)	(65.6)
Exercise of stock options	—	0.9	—	—	3.2	4.1
Stock-based compensation expense	—	29.4	—	—	—	29.4
Payment of stock-based restricted and performance shares	—	(12.1)	—	—	12.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(9.4)	(9.4)
Other	—	(0.2)	—	—	0.5	0.3
Balance at September 30, 2024	$0.7	$841.0	$4,244.0	$(72.3)	$(911.4)	$4,102.0

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	447.2	—	—	447.2
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.2)	—	(1.2)
Currency translation adjustments	—	—	—	(7.5)	—	(7.5)
Derivative instruments, net of tax	—	—	—	(8.9)	—	(8.9)
Cash dividends ($1.23 per share)	—	—	(80.3)	—	—	(80.3)
Repurchases of Common Stock	—	—	—	—	(22.6)	(22.6)
Exercise of stock options	—	1.5	—	—	7.5	9.0
Stock-based compensation expense	—	25.7	—	—	—	25.7
Payment of stock-based restricted and performance shares	—	(5.9)	—	—	5.9	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(3.9)	(3.9)
Other	—	(0.4)	—	—	0.5	0.1
Balance at September 30, 2023	$0.7	$826.9	$3,681.9	$(109.9)	$(856.3)	$3,543.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$528.3	$447.2
Depreciation and amortization	146.4	104.6
Intangible asset impairments	51.6	—
Stock-based incentive compensation	29.4	25.7
Deferred income taxes	9.8	(61.5)
Other non-cash adjustments	12.9	9.3
Changes in operating assets and liabilities	(1,019.1)	(405.3)
Net cash provided by (used in) operating activities	(240.7)	120.0

Investing activities:
Additions to property, plant and equipment	(193.5)	(228.0)
Acquisition of businesses, net of cash acquired	(120.8)	(995.8)
Proceeds from sale of businesses, net of cash sold	7.0	32.6
Other investing activities	(2.3)	0.1
Net cash used in investing activities	(309.6)	(1,191.1)

Financing activities:
Proceeds from revolving credit facilities	3,588.0	1,008.5
Repayments of revolving credit facilities	(2,828.5)	(513.2)
Repayments of debt	(0.3)	(15.5)
Dividends paid	(90.1)	(80.3)
Repurchases of Common Stock	(65.6)	(22.6)
Other financing activities	(17.8)	(5.6)
Net cash provided by financing activities	585.7	371.3
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Increase (decrease) in cash and cash equivalents	35.5	(699.8)
Cash and cash equivalents at beginning of period	125.4	805.9
Cash and cash equivalents at end of period	$160.9	$106.1

Supplemental disclosures:
Cash paid for interest	$80.0	$36.7
Cash paid for income taxes, net of refunds	364.9	122.6
Operating right-of-use assets obtained	29.6	24.7
Finance right-of-use assets obtained	16.1	18.8
Property, plant and equipment additions - noncash	15.5	25.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2023. The interim results are not necessarily indicative of results for any other interim period or for 2024. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2024.

In July 2024, the Company moved the reporting responsibility for Pratt Miller from its Defense segment to the Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller’s expertise across the entire Oshkosh Corporation enterprise. Pratt Miller results are now reported within "Corporate and other" and historical information has been recast to reflect the change.

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

3. Acquisitions and Divestitures

Acquisition of AUSA

On September 3, 2024, the Company acquired 100% of AUSACORP S.L. (AUSA), a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for €103.2 million ($114.0 million), net of cash acquired. The purchase price included an estimated $1.2 million payable for certain post-closing working capital adjustments. AUSA is part of the Access segment. The operating results of AUSA have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AUSA sales to external customers were $11.3 million from the acquisition date to September 30, 2024. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition (in millions):

Assets Acquired:
Cash and cash equivalents	$11.7

Current assets, excluding cash and cash equivalents	$61.9
Property, plant and equipment	12.9
Goodwill	55.3
Purchased intangible assets	37.0
Other non-current assets	1.5
Total assets, excluding cash and cash equivalents	$168.6

Liabilities Assumed:
Current liabilities	$44.1
Deferred income taxes	7.1
Non-current liabilities	3.4
Total liabilities	$54.6
Net assets acquired	$114.0

The preliminary valuation of intangible assets consists of $37.0 million of assets subject to amortization with an estimated weighted average life of 10 years. The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price of $55.3 million recorded as goodwill, all of which was allocated to the Access segment. The goodwill is primarily the result of expected synergies, including leveraging JLG's brand, channel, e-commerce platform and parts distribution capabilities to increase both sales in North America and aftermarket part sales globally. Goodwill and purchased intangible assets are not deductible for income tax purposes. The purchase price allocations are preliminary at September 30, 2024 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies. The Company expensed $0.6 million and $1.2 million of transaction costs related to the acquisition during the three and nine months ended September 30, 2024 which are included in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Income.

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

The results of AeroTech have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AeroTech had sales of $194.8 million and $563.0 million during the three and nine months ended September 30, 2024, respectively, and $115.8 million from the acquisition date to September 30, 2023.

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

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Vocational segment. The majority of the goodwill is deductible for income tax purposes. The purchase price allocations were finalized in the second quarter of 2024.

Unaudited pro forma financial information

The following table presents the supplemental consolidated results of the Company on an unaudited pro forma basis as if the acquisition of AeroTech had been completed on January 1, 2022 (in millions). The primary adjustments reflected in the unaudited pro forma information related to (1) increase in interest expense for debt used to fund the acquisition and lower interest income due to less cash on hand available to be invested, (2) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and amortization of the inventory fair value step-up recorded as of the acquisition date, and (3) removal of transaction costs related to the acquisition. Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, debt pay down, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net sales	$2,548.8	$7,535.6
Net income	186.3	436.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Hinowa

In January 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacturer of compact crawler booms and tracked equipment, for €171.8 million ($186.8 million), net of cash acquired. Hinowa is part of the Access segment. The results of Hinowa have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

Divestitures

In July 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million. A pre-tax gain of $8.0 million was recognized on the sale during the third quarter of 2023, which is included in selling, general and administrative expense in the Company's Condensed Consolidated Statements of Income. The snow removal apparatus business was included in the Defense segment.

In March 2023, the Company completed the sale of its rear-discharge concrete mixer business for $32.9 million. A pre-tax loss of $13.3 million was recognized on the sale during the first quarter of 2023, which is included in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The rear-discharge concrete mixer business was included in the Vocational segment.

4. Revenue Recognition

The Company utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on the majority of its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the estimated loss is recorded in the period in which the loss is identified. Revenue allocated to performance obligations that represent a material right for a customer to acquire goods or services at a discount in the future is recognized as those future goods or services are transferred or when the material right expires.

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

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$(1.1)	$2.2	$(14.3)	$(8.5)
Operating income	(7.6)	2.5	(30.4)	(23.6)
Net income	(5.8)	1.9	(23.2)	(18.1)
Diluted earnings per share	$(0.09)	$0.03	$(0.35)	$(0.28)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three and nine months ended September 30, 2024 or 2023.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Costs for anticipated contracts	$6.7	$6.2
Engineering costs	502.7	439.6
Factory setup costs	52.5	44.4
Customer-owned tooling	266.2	220.5
Deferred contract costs	$828.1	$710.7

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended September 30, 2024
	Access	Vocational	Defense	Corporate and Other	Total
Point in time	$1,347.0	$597.2	$6.5	$(0.9)	$1,949.8
Over time	16.3	217.0	533.9	24.4	791.6
	$1,363.3	$814.2	$540.4	$23.5	$2,741.4

	Three Months Ended September 30, 2023
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Point in time	$1,303.8	$533.1	$4.2	$(1.0)	$1,840.1
Over time	14.4	159.5	470.4	25.5	669.8
	$1,318.2	$692.6	$474.6	$24.5	$2,509.9

	Nine Months Ended September 30, 2024
	Access	Vocational	Defense	Corporate and Other	Total
Point in time	$3,956.9	$1,777.2	$11.7	$(2.7)	$5,743.1
Over time	50.8	652.5	1,609.7	76.0	2,389.0
	$4,007.7	$2,429.7	$1,621.4	$73.3	$8,132.1

	Nine Months Ended September 30, 2023
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Point in time	$3,799.6	$1,462.0	$10.4	$(2.7)	$5,269.3
Over time	40.1	380.8	1,430.5	70.4	1,921.8
	$3,839.7	$1,842.8	$1,440.9	$67.7	$7,191.1
(a)
Results have been reclassified to reflect the change in responsibility for Pratt Miller.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

In instances where the Company recognizes revenue prior to having an unconditional right to payment, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three and nine months ended September 30, 2024 or 2023.

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

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” in the Condensed Consolidated Statements of Income and were $10.1 million and $5.9 million for the three months ended September 30, 2024 and 2023 and were $28.1 million and $18.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	September 30,	December 31,
	2024	2023
Customer advances	$672.1	$706.9
Other current liabilities	102.8	96.2
Non-current customer advances	1,158.4	1,190.7
Other non-current liabilities	72.8	68.5
Total contract liabilities	$2,006.1	$2,062.3

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning liabilities recognized in revenue	$130.9	$130.9	$490.2	$478.5

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

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$85.4	$76.1
Deferred revenue for new service warranties	31.9	27.7
Amortization of deferred revenue	(22.9)	(19.8)
Other adjustments	2.2	—
Foreign currency translation	(0.1)	—
Balance at end of period	$96.5	$84.0

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Other current liabilities	$37.0	$30.9
Other non-current liabilities	59.5	54.5
	$96.5	$85.4

Remaining Performance Obligations

As of September 30, 2024, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $11.28 billion, of which $0.74 billion is expected to be satisfied and recognized in revenue in the remaining three months of 2024, $4.03 billion is expected to be satisfied and recognized in revenue in 2025 and $6.51 billion is expected to be satisfied and recognized in revenue after 2025.

5. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2024, the Company had reserved 3,704,028 shares of Common Stock available for the issuance of Common Stock and the exercise of outstanding stock options under incentive compensation awards, including awards issued prior to the effective date of the 2024 Stock Plan.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense, including cash-settled liability awards, was $9.0 million ($7.9 million net of tax) and $10.7 million ($9.4 million net of tax) for the three months ended September 30, 2024 and 2023, respectively, and $29.7 million ($26.0 million net of tax) and $26.5 million ($22.8 million net of tax) for the nine months ended September 30, 2024 and 2023, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Employee Benefit Plans

Components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic pension benefit cost
Service cost	$1.6	$1.7	$4.7	$5.0
Interest cost	4.1	4.2	12.5	12.5
Expected return on plan assets	(5.2)	(4.8)	(15.5)	(14.5)
Amortization of prior service cost	0.5	0.4	1.3	1.4
Amortization of net actuarial gain	(0.6)	(0.6)	(1.9)	(1.8)
Expenses paid	0.2	0.2	0.5	0.7
Net periodic pension benefit cost	$0.6	$1.1	$1.6	$3.3

Components of net periodic post-employment benefit cost
Service cost	$0.4	$0.5	$1.3	$1.3
Interest cost	0.6	0.5	1.8	1.6
Amortization of prior service credit	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of net actuarial gain	—	—	—	(0.1)
Net periodic post-employment benefit cost	$0.6	$0.6	$2.0	$1.7

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

7. Income Taxes

The Company recorded income tax expense of $56.6 million, or 23.8% of pre-tax income, for the three months ended September 30, 2024, compared to $55.3 million, or 22.9% of pre-tax income, for the three months ended September 30, 2023. Results for the three months ended September 30, 2024 were impacted by $1.5 million of net discrete tax benefits, including a $0.7 million benefit for the release of reserves as a result of the expiration of the statute of limitations. Results for the three months ended September 30, 2023 were impacted by $1.0 million of net discrete tax benefits.

The Company recorded income tax expense of $164.8 million, or 23.4% of pre-tax income, for the nine months ended September 30, 2024, compared to $145.8 million, or 24.2% of pre-tax income, for the nine months ended September 30, 2023. Results for the nine months ended September 30, 2024 were impacted by $5.7 million of net discrete tax benefits, including a $3.2 million benefit on the purchase of discounted federal tax credits and a $1.1 million benefit related to amended return interest income. Results for the nine months ended September 30, 2023 were impacted by $3.2 million of net discrete tax charges.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $64.7 million and $64.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, net unrecognized tax benefits, excluding interest and penalties, of $51.0 million would affect the Company’s net income if recognized. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by approximately $23.2 million because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statutes of limitations close.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $3.0 million and $1.8 million, respectively, related to interest and penalties on

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrecognized tax benefits. At September 30, 2024, the Company had accruals for the payment of interest and penalties of $10.8 million.

Cash paid for income taxes, net of refunds disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the nine months ended September 30, 2024 and 2023 of $65.4 million and $5.3 million, respectively.

8. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$180.3	$183.7	$528.3	$447.2

Weighted-average common shares outstanding:
Basic	65,329,124	65,342,227	65,529,283	65,363,125
Dilutive equity-based compensation awards	334,074	603,093	363,454	449,459
Diluted	65,663,198	65,945,320	65,892,737	65,812,584

Earnings per common share:
Basic	$2.76	$2.81	$8.06	$6.84
Diluted	2.75	2.79	8.02	6.80

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 35,419 for the three months ended September 30, 2024 and 22,230 and 67,116 for the nine months ended September 30, 2024 and 2023, respectively. There were no anti-dilutive shares for the three months ended September 30, 2023.

9. Receivables

Receivables consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Trade receivables - U.S. government	$89.8	$67.7
Trade receivables - other	1,419.2	1,160.6
Other receivables	100.7	119.2
Total receivables, gross	1,609.7	1,347.5
Less allowance for doubtful accounts	(10.3)	(7.4)
Total receivables, net	$1,599.4	$1,340.1

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Current receivables	$1,576.3	$1,316.4
Non-current receivables	23.1	23.7
Total receivables, net	$1,599.4	$1,340.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance at beginning of period	$9.9	$7.2	$7.4	$6.7
Acquisition of businesses	—	1.8	—	1.8
Provision for doubtful accounts, net of recoveries	0.4	(0.2)	3.4	0.4
Charge-off of accounts	—	(0.8)	(0.5)	(0.9)
Allowance at end of period	$10.3	$8.0	$10.3	$8.0

10. Inventories

Inventories consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$1,260.6	$1,271.0
Work in process	493.6	438.9
Finished products	566.9	421.7
Total inventories	$2,321.1	$2,131.6

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Land and land improvements	$107.3	$100.5
Buildings	512.4	478.3
Machinery and equipment	1,122.7	1,013.4
Software and related costs	245.2	222.0
Construction in progress	319.1	348.4
Property, plant and equipment, gross	2,306.7	2,162.6
Less accumulated depreciation	(1,161.5)	(1,093.1)
Property, plant and equipment, net	$1,145.2	$1,069.5

Depreciation expense was $31.3 million and $26.3 million for the three months ended September 30, 2024 and 2023, respectively, and $84.6 million and $75.4 million for the nine months ended September 30, 2024 and 2023, respectively.

12. Goodwill and Purchased Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the 2023 annual impairment review, the estimated fair value of the Pratt Miller reporting unit exceeded its carrying value by approximately 10%. During the second quarter of 2024, the Company assessed Pratt Miller for impairment as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports leading to a decline in the Company's expectations for future performance. The Company used a combination of the income and market approaches. A weighted-average cost of capital of 13.0% (14.0% at October 1, 2023) and a terminal growth rate of 3.0% (3.0% at October 1, 2023) were used by the Company to estimate the fair value of the reporting unit. Under the market approach, the Company derived the fair value of the reporting unit based on an earnings multiple of comparable publicly traded companies. Changes in estimates or the application of alternative assumptions could have produced significantly different results, or could result in additional impairments in the future. As a result of the assessment, the Company recorded an impairment charge of $38.7 million within "Intangible asset impairments" in the Condensed Consolidated Statement of Income during the second quarter of 2024.

The Company acquired AUSA on September 3, 2024. See Note 2 of the Condensed Consolidated Financial Statements for additional information.

The following table presents changes in goodwill during the nine months ended September 30, 2024 (in millions):

	Access	Vocational	Corporate and Other	Total
Net goodwill at December 31, 2023	$979.9	$392.1	$44.4	$1,416.4
Impairment	—	—	(38.7)	(38.7)
Foreign currency translation	3.2	—	—	3.2
Acquisitions	55.3	1.7	—	57.0
Net goodwill at September 30, 2024	$1,038.4	$393.8	$5.7	$1,437.9

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	September 30, 2024			December 31, 2023
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,970.5	$(932.1)	$1,038.4	$1,912.0	$(932.1)	$979.9
Vocational	563.2	(169.4)	393.8	561.5	(169.4)	392.1
Corporate and other	44.4	(38.7)	5.7	44.4	—	44.4
	$2,578.1	$(1,140.2)	$1,437.9	$2,517.9	$(1,101.5)	$1,416.4

Pratt Miller's purchased intangibles were also assessed for impairment during the second quarter of 2024. The Company used the relief-from-royalty and multiple-period excess earnings approaches to estimate the fair value of a trade name and customer relationship asset, respectively. As a result of the assessments, the Company recorded impairment charges of $8.8 million related to the trade name and $4.1 million related to the customer relationship within "Intangible asset impairments" in the Condensed Consolidated Statement of Income during the second quarter of 2024.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s total purchased intangible assets are as follows (in millions):

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$826.4	$(596.9)	$229.5	$819.5	$(574.6)	$244.9
Trade names	121.9	(16.7)	105.2	118.6	(7.5)	111.1
Technology-related	170.4	(105.2)	65.2	166.5	(108.2)	58.3
Distribution network	55.3	(39.4)	15.9	55.3	(38.4)	16.9
Other	29.6	(23.5)	6.1	37.5	(25.2)	12.3
	1,203.6	(781.7)	421.9	1,197.4	(753.9)	443.5
Non-amortizable trade names	386.6	—	386.6	386.7	—	386.7
	$1,590.2	$(781.7)	$808.5	$1,584.1	$(753.9)	$830.2

Amortization of purchased intangible assets was $15.4 million and $46.7 million (including $2.0 million and $6.2 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three and nine months ended September 30, 2024, respectively.

Estimated future amortization expense for purchased intangible assets is as follows (in millions):

Years:
2024 (remaining three months)	$16.1
2025	55.8
2026	53.0
2027	53.0
2028	49.3
2029	45.9

13. Debt

The Company was obligated under the following debt instruments (in millions):

	September 30, 2024			December 31, 2023
	Principal	Debt Issuance Costs	Debt, Net	Principal	Debt Issuance Costs	Debt, Net
4.60% Senior notes due May 2028	$300.0	$(1.4)	$298.6	$300.0	$(1.7)	$298.3
3.10% Senior notes due March 2030	300.0	(2.2)	297.8	300.0	(2.5)	297.5
Other long-term debt	5.9	—	5.9	1.7	—	1.7
	$605.9	$(3.6)	$602.3	$601.7	$(4.2)	$597.5

Revolving credit facilities			$934.5			$175.0

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility to $1.55 billion. At September 30, 2024, borrowings under the Revolving Credit Facility of $934.5 million and specified outstanding letters of credit of $24.5 million reduced available capacity under the Revolving Credit Facility to $591.0 million.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2024, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 6.22%.

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

The Credit Agreement requires the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2024.

In conjunction with the AUSA acquisition on September 3, 2024, the Company assumed €2.5 million ($2.8 million) of outstanding debt. As of September 30, 2024, €2.5 million ($2.8 million) of notes remained outstanding with a weighted average interest rate of 0.11%.

In conjunction with the Hinowa acquisition on January 31, 2023, the Company assumed €16.3 million ($17.7 million) of outstanding debt, of which €14.3 million ($15.5 million) was repaid by the Company in February 2023. As of September 30, 2024, €2.8 million ($3.1 million) was outstanding at Hinowa with a weighted average interest rate of 1.27%.

In September 2019, the Company entered into an uncommitted line of credit to provide short-term finance support to operations in China. The line of credit carries a maximum availability of 426.0 million Chinese renminbi. There were no amounts outstanding on the line of credit as of September 30, 2024 or December 31, 2023. The line of credit carries a variable interest rate that is set by the lender, which was 3.85% at September 30, 2024.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At September 30, 2024, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $301 million ($295 million at December 31, 2023) and $278 million ($269 million at December 31, 2023), respectively. The fair value of the revolving credit facilities approximated their carrying values at September 30, 2024 and December 31, 2023. See Note 19 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$64.2	$58.8
Warranty provisions	52.7	41.6
Settlements made	(43.5)	(37.3)
Changes in liability for pre-existing warranties, net	(3.3)	(1.4)
Foreign currency translation	0.1	(0.1)
Disposition of businesses	—	(0.5)
Acquisition of businesses	0.6	4.9
Balance at end of period	$70.8	$66.0

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

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2024 the Company guaranteed an aggregate of $611.1 million in indebtedness of customers. At September 30, 2024, the Company estimated that its maximum loss exposure under these contracts was $92.9 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2024 the Company guaranteed to support an aggregate of $120.8 million of customer equipment value. At September 30, 2024, the Company estimated that its maximum loss exposure under these contracts was $13.5 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

Changes in the Company’s stand ready obligations (non-contingent) to perform under guarantees were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$12.4	$12.1	$12.4	$12.2
Provision for new credit guarantees	0.8	0.8	2.1	2.2
Changes to pre-existing guarantees, net	(0.9)	0.2	(1.3)	0.3
Amortization of previous guarantees	(0.2)	(0.8)	(1.0)	(2.3)
Foreign currency translation	0.1	(0.1)	—	(0.2)
Balance at end of period	$12.2	$12.2	$12.2	$12.2

The contingent portion of the guarantee liabilities that relates to current expected credit losses is recognized separately and is recorded within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$5.4	$6.0	$5.8	$6.3
Provision for new credit guarantees	0.4	0.4	0.9	1.2
Changes to pre-existing guarantees, net	(0.5)	(0.7)	(1.3)	(1.8)
Foreign currency translation	0.1	—	—	—
Balance at end of period	$5.4	$5.7	$5.4	$5.7

16. Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At September 30, 2024 and December 31, 2023, the estimated net liabilities for product and general liability claims totaled $41.2 million and $50.1 million, respectively. While there is inherent uncertainty as to the eventual resolution of unsettled claims, management believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.78 billion and $2.58 billion at September 30, 2024 and December 31, 2023, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $45.8 million and $18.2 million at September 30, 2024 and December 31, 2023, respectively.

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

17. Shareholders’ Equity

In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. As of September 30, 2024, the Company had remaining authority to repurchase 10,720,477 shares of Common Stock.

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding at beginning of period	65,154,082	65,298,085	65,473,807	65,472,148
Repurchases of Common Stock	(100,212)	-	(564,405)	(265,795)
Exercise of stock options	175	81,434	49,800	118,201
Payment of stock-based restricted and performance shares	16,346	4,099	183,661	93,765
Shares tendered for taxes on stock-based compensation	(7,571)	(1,925)	(86,606)	(44,335)
Other	-	-	6,563	7,709
Outstanding at end of period	65,062,820	65,381,693	65,062,820	65,381,693

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended September 30, 2024
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$32.1	$(133.4)	$(0.4)	$(101.7)
Other comprehensive income (loss) before reclassifications	—	29.9	—	29.9
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(0.1)	(0.5)
Net other comprehensive income (loss)	(0.4)	29.9	(0.1)	29.4
Balance at end of period	$31.7	$(103.5)	$(0.5)	$(72.3)

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2023
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$30.3	$(116.7)	$3.2	$(83.2)
Other comprehensive income (loss) before reclassifications	—	(24.3)	(0.9)	(25.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	1.9	(3.0)	(1.5)
Net other comprehensive income (loss)	(0.4)	(22.4)	(3.9)	(26.7)
Balance at end of period	$29.9	$(139.1)	$(0.7)	$(109.9)

	Nine Months Ended September 30, 2024
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	1.0	0.5	1.5
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	—	(0.5)	(1.8)
Net other comprehensive income (loss)	(1.3)	1.0	—	(0.3)
Balance at end of period	$31.7	$(103.5)	$(0.5)	$(72.3)

	Nine Months Ended September 30, 2023
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	—	(10.4)	(0.8)	(11.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	2.9	(8.1)	(6.4)
Net other comprehensive income (loss)	(1.2)	(7.5)	(8.9)	(17.6)
Balance at end of period	$29.9	$(139.1)	$(0.7)	$(109.9)

Reclassifications out of accumulated other comprehensive income (loss) included in the computation of net periodic pension and post-employment benefit cost (See Note 6 for additional details regarding benefit plans) are included within Miscellaneous, net within the Condensed Consolidated Statements of Income and were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of pension and post-employment benefits items
Prior service cost	$0.1	$—	$0.2	$0.3
Actuarial gains	(0.6)	(0.6)	(1.9)	(1.9)
Total before tax	(0.5)	(0.6)	(1.7)	(1.6)
Tax expense	0.1	0.2	0.4	0.4
Net of tax	$(0.4)	$(0.4)	$(1.3)	$(1.2)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	0.6	—	—	0.6
Foreign currency exchange derivatives (c)	—	0.8	—	0.8
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.6	$—	$1.6

December 31, 2023
Assets:
SERP plan assets (a)	$14.1	$—	$—	$14.1
Investment in equity securities (b)	3.5	—	—	3.5
Foreign currency exchange derivatives (c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives (c)	$—	$3.4	$—	$3.4
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

In July 2024, the Company moved the reporting responsibility for Pratt Miller from its Defense segment to the Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller’s expertise across the entire Oshkosh Corporation enterprise. Pratt Miller results are now reported within "Corporate and other". All information has been recast to conform to the new reporting segments. The Company’s reportable segments are as follows:

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

Defense: This segment consists of Oshkosh Defense which designs and manufactures tactical wheeled vehicles and supplies parts and services for the U.S. military and other militaries around the world, as well as delivery vehicles for the USPS.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes Pratt Miller, corporate office expenses, certain new product development costs, stock-based compensation, costs of certain business initiatives and shared services or operations benefiting multiple segments and results of insignificant operations. Intersegment sales generally include amounts invoiced by a segment for work performed for another segment. Amounts are based on actual work performed and agreed-upon pricing, which is intended to be reflective of the contribution made by the supplying business segment.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended September 30,
	2024			2023
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$631.7	$—	$631.7	$654.3	$—	$654.3
Telehandlers	445.0	—	445.0	393.8	—	393.8
Other	286.6	—	286.6	270.1	—	270.1
Total Access	1,363.3	—	1,363.3	1,318.2	—	1,318.2

Vocational
Fire apparatus	339.7	—	339.7	299.5	—	299.5
Refuse collection	168.1	—	168.1	149.2	—	149.2
Other	306.2	0.2	306.4	243.5	0.4	243.9
Total Vocational	814.0	0.2	814.2	692.2	0.4	692.6

Defense (a)
Defense	507.4	0.6	508.0	474.0	0.6	474.6
Delivery vehicles	32.4	—	32.4	—	—	—
Total Defense	539.8	0.6	540.4	474.0	0.6	474.6

Corporate and other (a)	24.3	(0.8)	23.5	25.5	(1.0)	24.5
Consolidated	$2,741.4	$—	$2,741.4	$2,509.9	$—	$2,509.9

	Nine Months Ended September 30,
	2024			2023
	External Customers	Inter- segment	Net Sales	External Customers	Inter- segment	Net Sales
Net sales:
Access
Aerial work platforms	$1,898.3	$—	$1,898.3	$1,921.2	$—	$1,921.2
Telehandlers	1,247.0	—	1,247.0	1,126.0	—	1,126.0
Other	862.4	—	862.4	792.5	—	792.5
Total Access	4,007.7	—	4,007.7	3,839.7	—	3,839.7

Vocational
Fire apparatus	1,021.4	—	1,021.4	884.4	—	884.4
Refuse collection	492.3	—	492.3	449.0	—	449.0
Other	915.1	0.9	916.0	507.9	1.5	509.4
Total Vocational	2,428.8	0.9	2,429.7	1,841.3	1.5	1,842.8

Defense (a)
Defense	1,550.9	1.8	1,552.7	1,439.7	1.2	1,440.9
Delivery vehicles	68.7	—	68.7	—	—	—
Total Defense	1,619.6	1.8	1,621.4	1,439.7	1.2	1,440.9

Corporate and other (a)	76.0	(2.7)	73.3	70.4	(2.7)	67.7
Consolidated	$8,132.1	$—	$8,132.1	$7,191.1	$—	$7,191.1
(a)
Results have been reclassified to reflect the change in responsibility for Pratt Miller.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss):
Access	$207.9	$229.9	$662.5	$576.6
Vocational(a)	99.6	52.5	286.2	141.1
Defense(b) (d)	11.2	19.7	36.4	25.6
Corporate and other(c) (d)	(52.5)	(45.6)	(198.3)	(121.1)
Consolidated	266.2	256.5	786.8	622.2
Interest expense, net of interest income	(31.7)	(17.7)	(82.8)	(33.0)
Miscellaneous income (expense), net	3.6	2.6	0.1	13.2
Income before income taxes and losses of unconsolidated affiliates	$238.1	$241.4	$704.1	$602.4
(a)
Results for the nine months ended September 30, 2023 include a charge of $13.3 million on the sale of the rear-discharge mixer business. See Note 3 for additional details on the Company's divestitures.
(b)
Results for the three and nine months ended September 30, 2023 include a gain of $8.0 million on the sale of the snow removal apparatus business. See Note 3 for additional details on the Company's divestitures.
(c)
Results for the nine months ended September 30, 2024 include $51.6 million of intangible asset impairments. See Note 12 for additional details on the Company's goodwill and purchased intangible assets.
(d)
Results have been reclassified to reflect the change in responsibility for Pratt Miller.

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30, 2024
	Access	Vocational	Defense	Corporate and Other	Total
Net sales:
North America	$1,130.3	$768.3	$495.9	$22.8	$2,417.3
Europe, Africa and Middle East	138.2	20.8	44.3	0.7	204.0
Rest of the World	94.8	25.1	0.2	—	120.1
Consolidated	$1,363.3	$814.2	$540.4	$23.5	$2,741.4

	Three Months Ended September 30, 2023
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Net sales:
North America	$1,048.4	$663.5	$401.1	$24.5	$2,137.5
Europe, Africa and Middle East	160.0	16.3	73.3	—	249.6
Rest of the World	109.8	12.8	0.2	—	122.8
Consolidated	$1,318.2	$692.6	$474.6	$24.5	$2,509.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024
	Access	Vocational	Defense	Corporate and Other	Total
Net sales:
North America	$3,331.9	$2,334.3	$1,447.4	$69.6	$7,183.2
Europe, Africa and Middle East	382.8	50.0	173.5	3.7	610.0
Rest of the World	293.0	45.4	0.5	—	338.9
Consolidated	$4,007.7	$2,429.7	$1,621.4	$73.3	$8,132.1

	Nine Months Ended September 30, 2023
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Net sales:
North America	$3,048.9	$1,795.9	$1,209.6	$67.6	$6,122.0
Europe, Africa and Middle East	450.9	23.0	230.6	0.1	704.6
Rest of the World	339.9	23.9	0.7	—	364.5
Consolidated	$3,839.7	$1,842.8	$1,440.9	$67.7	$7,191.1
(a)
Results have been reclassified to reflect the change in responsibility for Pratt Miller.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the captions “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service (USPS) contract; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to increase prices to raise margins or to offset higher input costs, including increased raw material, labor, freight and overhead costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to successfully integrate the AeroTech acquisition and to realize the anticipated benefits associated with the same; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; risks that a trade war and related tariffs could reduce the competitiveness of the Company’s products; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

Major products manufactured and marketed by each of the Company’s business segments are as follows:

Access — aerial work platforms and telehandlers used in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Access customers include equipment rental companies, construction contractors, manufacturing companies and home improvement centers. The Access segment also manufacturers carriers and wreckers sold to towing companies.

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

In July 2024, the Company moved the reporting responsibility for Pratt Miller from its Defense segment to the Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller’s expertise across the entire Oshkosh Corporation enterprise. Pratt Miller results are now reported within "Corporate and other" and historical information has been recast to reflect the change.

Overview

The Company reported another solid quarter, with growth in both revenue and operating income. Diluted earnings per share was $2.75 in the third quarter of 2024 compared to $2.79 in the third quarter of 2023. The Company's performance was highlighted by growth in sales and operating income in the Vocational segment, where demand remained strong and backlog continued to grow.

Although the Access segment is experiencing softer market conditions in North America, the Company believes the market remains healthy and in the third quarter of 2024 the segment grew sales by 3.4% and reported strong double digit operating income margins. While the Company believes that mega projects and fleet ages will be favorable factors for the Access segment, pockets of slowing non-residential construction activity and persistently higher interest rates have recently been putting pressure on access equipment demand in North America. The Company is working with its access equipment customers on their 2025 requirements and continues to expect meaningful access equipment orders during the fourth quarter of 2024 and first quarter of 2025.

Consolidated net sales in the third quarter of 2024 increased $231.5 million, or 9.2%, to $2.74 billion compared to the third quarter of 2023 primarily due to improved organic sales volume in all three segments, an additional month of AeroTech sales and improved pricing.

Consolidated operating income increased 3.8% to $266.2 million, or 9.7% of sales, in the third quarter of 2024 compared to $256.5 million, or 10.2% of sales, in the third quarter of 2023. The increase in operating income was primarily due to the impact of higher gross margin associated with the higher sales volume and improved price/cost dynamics, offset in part by the higher selling, general and administrative and engineering costs.

The Company completed the acquisition of AUSACORP S.L. (AUSA), a European manufacturer of specialty equipment including wheeled dumpers, rough terrain forklifts and telehandlers, within the Access segment for $114.0 million during the third quarter of 2024. The acquisition supports the Company's accelerated growth strategy, strengthens the Access segment's equipment portfolio and enhances the Company's ability to serve customers globally. AUSA is a market leader in Spain, which serves adjacent new markets for Oshkosh, including vegetation management, expands the Company's agricultural presence and complements the Access segment's traditional access equipment markets.

In light of the softer access equipment markets in North America, the Company is reducing its full year 2024 earnings per share estimate to be approximately $10.00 per share compared to its most recent estimate of $10.45. The earnings per share estimate includes after-tax charges of $0.70 per share related to amortization of purchased intangibles, $0.60 per share related to intangible asset impairments in the second quarter of 2024 and $0.05 related to the amortization of inventory step-up from an acquisition during the third quarter. Excluding these items, the Company estimates full year 2024 adjusted earnings per share to be approximately $11.35 per share compared to its most recent estimate of $11.75. The Company expects net sales to be approximately $10.6 billion in 2024, compared to its most recent estimate of $10.7 billion.

The Company now expects Access segment 2024 sales to be approximately $5.1 billion and operating margin to be approximately 15.75%, compared to the Company’s most recent estimates of $5.3 billion and 16.25%, respectively. The reduced expectations are a result of the softer access equipment market conditions in North America.

The Company now expects Vocational segment 2024 sales to be approximately $3.25 billion and operating margin to be approximately 11.75%, compared to the Company’s most recent estimates of $3.2 billion and 11.25%, respectively. The increase in operating margin is largely the result of expected continued favorable price/cost dynamics.

The Company now expects Defense segment 2024 sales to be approximately $2.15 billion, compared to its most recent estimate of $2.1 billion. The Company continues to expect Defense segment 2024 operating margin of approximately 2.25%.

Net operating costs for Corporate and other are expected to be approximately $250 million in 2024, including Pratt Miller intangible asset impairment charges of $52 million recognized in the second quarter of 2024.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$2,741.4	$2,509.9	$231.5	9.2%	$8,132.1	$7,191.1	$941.0	13.1%
Cost of sales	2,235.4	2,041.8	193.6	9.5%	6,610.0	5,964.7	645.3	10.8%
Gross income	506.0	468.1	37.9	8.1%	1,522.1	1,226.4	295.7	24.1%
% of sales	18.5%	18.7%	-20 bps		18.7%	17.1%	160 bps
Selling, general and administrative	226.4	201.6	24.8	12.3%	643.2	586.1	57.1	9.7%
Amortization of purchased intangibles	13.4	10.0	3.4	34.0%	40.5	18.1	22.4	123.8%
Intangible asset impairments	—	—	—	-	51.6	—	51.6	100.0%
Operating income	$266.2	$256.5	$9.7	3.8%	$786.8	$622.2	$164.6	26.5%
% of sales	9.7%	10.2%	-50 bps		9.7%	8.7%	100 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
North America	$2,417.3	$2,137.5	$279.8	13.1%	$7,183.2	$6,122.0	$1,061.2	17.3%
Europe, Africa and Middle East	204.0	249.6	(45.6)	-18.3%	610.0	704.6	(94.6)	-13.4%
Rest of the World	120.1	122.8	(2.7)	-2.2%	338.9	364.5	(25.6)	-7.0%
Consolidated	$2,741.4	$2,509.9	$231.5	9.2%	$8,132.1	$7,191.1	$941.0	13.1%

Third Quarter 2024 Compared to 2023

Consolidated net sales increased primarily due to improved organic sales volume in all three segments ($127 million), an additional month of AeroTech sales and improved pricing ($47 million). AeroTech had sales of $194.8 million during the third quarter of 2024 compared to $115.8 million from the August 1, 2023 acquisition date to September 30, 2023.

The decrease in consolidated gross margin was largely due to increases in material costs (130 basis points), higher engineering spending (40 basis points) and unfavorable cumulative catch-up adjustments on contracts in the Defense segment (40 basis points), offset in part by improved pricing (130 basis points) and favorable production variances (60 basis points).

Consolidated selling, general and administrative expenses increased due to higher consulting costs ($14 million), higher salaries ($8 million), the absence of a gain on the sale of the snow removal apparatus business ($8 million) and an additional month of AeroTech expenses ($6 million), offset in part by the absence of acquisition expenses related to AeroTech ($13 million).

Amortization of purchased intangible assets increased primarily due to an additional month of amortization related to the acquisition of AeroTech.

The increase in consolidated operating income was primarily due to the impact of improved pricing ($47 million) and higher gross margin associated with higher organic sales volume ($34 million), offset in part by increases in material costs ($35 million), higher operating costs to support higher sales volumes ($25 million) and higher engineering costs ($16 million).

First Nine Months 2024 Compared to 2023

Consolidated net sales increased primarily due to the inclusion of sales related to the AeroTech acquisition ($429 million), higher organic sales volume in all three segments ($416 million) and higher pricing ($131 million), offset in part by the impact of the sale of the rear-discharge concrete mixer business ($44 million).

The improvement in consolidated gross margin was primarily due to improved pricing (120 basis points) and improved sales mix (60 basis points).

Consolidated selling, general and administrative expenses increased due to the addition of AeroTech ($48 million), higher salaries ($14 million) and higher consulting costs ($14 million), offset in part by lower incentive compensation accruals ($8 million).

Amortization of purchased intangible assets increased primarily due to the acquisition of AeroTech.

Intangible asset impairment charges of $52 million in the first nine months of 2024 relate to the impairment of intangible assets at Pratt Miller recognized in the second quarter of 2024.

The increase in consolidated operating income was primarily due to improved pricing ($131 million), the impact of higher gross margin associated with higher organic sales volume ($101 million) and favorable sales mix ($52 million), offset in part by the intangible asset impairments ($52 million), higher new product development spending ($38 million) and higher unfavorable cumulative catch-up adjustments on contracts in the Defense segment ($10 million).

The following table presents consolidated non-operating changes (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest expense, net of interest income	$(31.7)	$(17.7)	$(14.0)	79.1%	$(82.8)	$(33.0)	$(49.8)	150.9%
Miscellaneous, net	3.6	2.6	1.0	38.5%	0.1	13.2	(13.1)	-99.2%

Provision for income taxes	56.6	55.3	1.3	2.4%	164.8	145.8	19.0	13.0%
Effective tax rate	23.8%	22.9%			23.4%	24.2%

Losses of unconsolidated affiliates	$(1.2)	$(2.4)	$1.2	-50.0%	$(11.0)	$(9.4)	$(1.6)	17.0%

Third Quarter 2024 Compared to 2023

Interest expense, net of interest income increased due to increased borrowings on the Revolving Credit Facility (as defined in "Liquidity") primarily to fund acquisitions.

The effective tax rate in the third quarter of 2024 included net discrete tax benefits of $1.5 million compared to net discrete tax benefits of $1.0 million in the third quarter of 2023.

First Nine Months 2024 Compared to 2023

Interest expense, net of interest income increased due to increased borrowings on the Revolving Credit Facility primarily to fund acquisitions.

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first nine months of 2024 included foreign currency transactions losses of $2 million compared to foreign currency transactions gains of $5 million for the first nine months of 2023. Results for the first nine months of 2023 also included a settlement with the Company's pension advisor of $5 million.

The effective tax rate in the first nine months of 2024 included net discrete tax benefits of $5.7 million, including a $3.2 million benefit from the purchase of discounted federal tax credits and a $1.1 million benefit related to amended return interest income. The effective tax rate in the first nine months of 2023 included net discrete tax charges of $3.2 million.

Losses of unconsolidated affiliates included an impairment of an equity method investment of $7 million in the first nine months of 2024 compared to an $8 million loss on sale of an equity interest in an entity in Mexico in the first nine months of 2023.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$1,363.3	$1,318.2	$45.1	3.4%	$4,007.7	$3,839.7	$168.0	4.4%
Cost of sales	1,066.5	1,014.8	51.7	5.1%	3,106.3	3,052.2	54.1	1.8%
Gross income	296.8	303.4	(6.6)	-2.2%	901.4	787.5	113.9	14.5%
% of sales	21.8%	23.0%	-120 bps		22.5%	20.5%	200 bps
Selling, general and administrative	86.3	71.6	14.7	20.5%	231.7	205.7	26.0	12.6%
Amortization of purchased intangibles	2.6	1.9	0.7	36.8%	7.2	5.2	2.0	38.5%
Operating income	$207.9	$229.9	$(22.0)	-9.6%	$662.5	$576.6	$85.9	14.9%
% of sales	15.2%	17.4%	-220 bps		16.5%	15.0%	150 bps

Third Quarter 2024 Compared to 2023

Access segment net sales increased primarily as a result of improved sales volume in North America, offset in part by lower sales volume in the Europe, Africa and Middle East and Rest of the World regions.

The decrease in gross margin in the Access segment was primarily due to higher material costs (220 basis points), offset in part by favorable absorption (50 basis points) and improved sales mix (40 basis points).

The decrease in operating income in the Access segment was primarily due to higher material costs ($30 million) and higher selling, general and administrative expenses ($15 million), offset in part by the impact of higher gross margin associated with higher sales volume ($12 million) and improved sales mix ($7 million).

First Nine Months 2024 Compared to 2023

Access segment net sales increased primarily as a result of improved sales volume in North America, offset in part by lower sales volume in the Europe, Africa and Middle East and Rest of the World regions.

The improved gross margin in the Access segment was primarily due to improved sales mix (90 basis points), favorable absorption (40 basis points), improved pricing (30 basis points) and improved material costs (30 basis points).

The increase in operating income in the Access segment was primarily due to the impact of higher gross margin associated with higher sales volume ($41 million), improved sales mix ($40 million), improved pricing ($15 million), favorable absorption ($10 million) and improved material costs ($9 million), offset in part by higher selling, general and administrative expenses to support higher sales volume ($26 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$814.2	$692.6	$121.6	17.6%	$2,429.7	$1,842.8	$586.9	31.8%
Cost of sales	642.9	573.1	69.8	12.2%	1,925.5	1,525.5	400.0	26.2%
Gross income	171.3	119.5	51.8	43.3%	504.2	317.3	186.9	58.9%
% of sales	21.0%	17.3%	370 bps		20.8%	17.2%	360 bps
Selling, general and administrative	61.7	60.2	1.5	2.5%	188.2	167.4	20.8	12.4%
Amortization of purchased intangibles	10.0	6.8	3.2	47.1%	29.8	8.8	21.0	238.6%
Operating income	$99.6	$52.5	$47.1	89.7%	$286.2	$141.1	$145.1	102.8%
% of sales	12.2%	7.6%	460 bps		11.8%	7.7%	410 bps

Third Quarter 2024 Compared to 2023

Vocational segment net sales increased due to an additional month of AeroTech sales, improved pricing in response to higher input costs ($45 million) and improved organic sales volume ($28 million). AeroTech had sales of $194.8 million during the third quarter of 2024 compared to $115.8 million from the August 1, 2023 acquisition date to September 30, 2023.

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing.

The increase in operating income in the Vocational segment was largely a result of improved pricing.

First Nine Months 2024 Compared to 2023

Vocational segment net sales increased due to the inclusion of AeroTech sales, improved pricing in response to higher input costs ($116 million) and improved organic sales volume ($86 million), offset in part by the impact of the sale of the rear-discharge concrete mixer business in the first quarter of 2023 ($44 million). AeroTech had sales of $563.0 million during the first nine months of 2024 compared to $115.8 million from the August 1, 2023 acquisition date to September 30, 2023.

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing.

The increase in amortization of purchased intangibles was due to the acquisition of AeroTech.

The increase in operating income in the Vocational segment was largely a result of improved pricing ($116 million), the impact of higher gross margin associated with higher sales volume ($21 million) and improved product mix ($19 million), offset in part by higher material costs ($18 million).

Defense

The following table presents the Defense segment results (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$540.4	$474.6	$65.8	13.9%	$1,621.4	$1,440.9	$180.5	12.5%
Cost of sales	500.6	434.3	66.3	15.3%	1,502.2	1,335.6	166.6	12.5%
Gross income	39.8	40.3	(0.5)	-1.2%	119.2	105.3	13.9	13.2%
% of sales	7.4%	8.5%	-110 bps		7.4%	7.3%	10 bps
Selling, general and administrative	28.6	20.6	8.0	38.8%	82.8	79.7	3.1	3.9%
Operating income	$11.2	$19.7	$(8.5)	-43.1%	$36.4	$25.6	$10.8	42.2%
% of sales	2.1%	4.2%	-210 bps		2.2%	1.8%	40 bps

Third Quarter 2024 Compared to 2023

Defense segment net sales increased primarily due to Next Generation Delivery Vehicle (NGDV) production for the USPS and higher sales volume for the Family of Heavy Tactical Vehicles (FHTV), the Family of Medium Tactical Vehicles (FMTV) and aftermarket parts, offset in part by lower Joint Light Tactical Vehicle (JLTV) volume.

The decrease in gross margin in the Defense segment was primarily due to unfavorable cumulative catch-up adjustments on contracts in the third quarter of 2024 (210 basis points) and higher engineering costs (50 basis points), offset in part by lower charges related to inventory (140 basis points).

Operating income in the Defense segment declined as a result of the unfavorable cumulative catch-up adjustments on contracts ($11 million) and the absence of a gain on the sale of a business ($8 million), offset in part by higher gross margin associated with higher sales volume ($9 million).

First Nine Months 2024 Compared to 2023

Defense segment net sales increased primarily due to higher sales volumes for the FMTV, aftermarket parts and the FHTV and initial sales of NGDVs for the USPS (which commenced in the second quarter of 2024), offset in part by lower JLTV program volume. JLTV production under the Company's domestic JLTV contract is expected to conclude in early 2025 as the domestic follow-on contract was awarded to another company. The domestic JLTV contract accounted for $661 million of sales in the first nine months of 2024. An increase in NGDV revenues is expected to exceed the impact of the decline of JLTV revenues in 2025.

The gross margin in the Defense segment remained relatively flat in the first nine months of 2024 compared to the first nine months of 2023 as favorable mix (110 basis points) was offset by adverse production variances (70 basis points) and unfavorable cumulative catch-up adjustments on contracts (40 basis points).

Operating income in the Defense segment improved due to the impact of higher gross margin associated with higher sales volume ($24 million) and improved product mix ($18 million), offset in part by adverse production variances ($11 million), higher unfavorable cumulative catch-up adjustments on contracts ($10 million) and the absence of a gain on the sale of a business ($8 million).

Corporate and other

The following table presents corporate and other (in millions):

	Third Quarter				First Nine Months
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$23.5	$24.5	$(1.0)	-4.1%	$73.3	$67.7	$5.6	8.3%
Cost of sales	25.4	19.6	5.8	29.6%	76.0	51.4	24.6	47.9%
Gross income	(1.9)	4.9	(6.8)	-138.8%	(2.7)	16.3	(19.0)	-116.6%
Selling, general and administrative	49.8	49.2	0.6	1.2%	140.5	133.3	7.2	5.4%
Amortization of purchased intangibles	0.8	1.3	(0.5)	-38.5%	3.5	4.1	(0.6)	-14.6%
Intangible asset impairments	—	—	—	-	51.6	—	51.6	-
Operating loss	$(52.5)	$(45.6)	$(6.9)	15.1%	$(198.3)	$(121.1)	$(77.2)	63.7%

Third Quarter 2024 Compared to 2023

Net operating costs for corporate and other increased primarily due to lower operating income at the Company's Pratt Miller business unit ($3 million) and higher new product development investments ($3 million).

First Nine Months 2024 Compared to 2023

Net operating costs for corporate and other increased primarily due to the intangible asset impairments in the second quarter of 2024 at Pratt Miller of $52 million, higher new product development investments ($9 million), lower operating results at Pratt Miller ($8 million) and higher share-based compensation expenses ($3 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2024, including $160.9 million of cash and cash equivalents and $591.0 million of unused available capacity under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance with the financial covenant at September 30, 2024 and expects to remain in compliance with the financial covenant contained in the Credit Agreement for the foreseeable future.

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

Financial Condition at September 30, 2024

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$160.9	$125.4
Total debt	1,536.8	772.5
Total shareholders’ equity	4,102.0	3,705.3
Total capitalization (debt plus equity)	5,638.8	4,477.8
Debt to total capitalization	27.3%	17.3%

The Company’s ratio of debt to total capitalization of 27.3% at September 30, 2024 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2023 was primarily due to the funding of working capital to facilitate sales growth.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At September 30, 2024, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 44 days at December 31, 2023 to 47 days at September 30, 2024. Days sales outstanding for segments other than the Defense segment increased from 49 days at December 31, 2023 to 52 days at September 30, 2024. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 4.2 times at December 31, 2023 to 4.0 times at September 30, 2024 primarily due to increases in inventory levels in the Vocational and Access segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 57 days at September 30, 2024, down from 72 days at December 31, 2023 due to more timely invoice processing.

Cash Flows

Operating Cash Flows

Operating activities used $240.7 million of cash in the first nine months of 2024 compared to providing $120.0 million of cash during the first nine months of 2023. Higher net income and non-cash adjustments during the first nine months of 2024 compared to the first nine months of 2023 were more than offset by increases in working capital. Cash used in operations in the first nine months of 2024 included cash paid for income taxes, net of refunds of $364.9 million, which increased by $242.3 million compared to the first nine months of 2023 primarily due to the Company's generation of significantly higher pre-tax income in 2023 compared to 2022. Cash used in operations during the first nine months of 2024 included the payment of 2023 incentive compensation ($111 million), which was higher than 2022 incentive compensation due to the Company's improved performance. Other changes in working capital also impacted cash used in operations, including increases in inventory in the Access and Vocational segments as well as lower customer advances and the normalization of accounts payable due to more timely invoice processing. The Company expects to generate approximately $625 million of cash flows from operations in 2024 compared to the Company's most recent estimate of $675 million.

Investing Cash Flows

Investing activities used cash of $309.6 million in the first nine months of 2024 compared to $1.19 billion during the first nine months of 2023. The Company used $112.9 million to fund the acquisition of AUSA during the first nine months of 2024 compared to $995.8 million to fund the acquisitions of AeroTech and Hinowa during the first nine months of 2023. Through the first nine months of 2024, the Company used $193.5 million for capital expenditures. The Company expects it will now invest $275 million on capital expenditures in 2024 as the Company completes its facilities in Tennessee and South Carolina, down from its most recent estimate of $300 million.

Financing Cash Flows

Financing activities provided cash of $585.7 million in the first nine months of 2024 compared to $371.3 million during the first nine months of 2023. During the first nine months of 2024, the Company borrowed under the Revolving Credit Facility to fund working capital, capital expenditures and the acquisition of AUSA, compared to borrowing approximately $575 million to fund the acquisition of AeroTech in the third quarter of 2023. In the first nine months of 2024, the Company repurchased 564,405 shares of its Common Stock at an aggregate cost of $65.6 million. As of September 30, 2024, the Company had approximately 10.7 million shares of Common Stock remaining under its repurchase authorization. In the first nine months of 2023, the Company repurchased 265,795 shares of its Common Stock at an aggregate cost of $22.6 million.

Liquidity

Senior Credit Agreement

On March 23, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2027 with an initial maximum aggregate amount of availability of $1.1 billion. On April 3, 2024, the Company amended the Credit Agreement to increase the maximum aggregate amount of availability under the Revolving Credit Facility by $450 million to $1.55 billion. At September 30, 2024, borrowings under the Revolving Credit Facility of $934.5 million and specified outstanding letters of credit of $24.5 million reduced available capacity under the Revolving Credit Facility to $591.0 million.

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

Covenant Compliance

The Credit Agreement contains various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenant contained in the Credit Agreement as of September 30, 2024 and expects to be able to meet the financial covenant contained in the Credit Agreement over the next twelve months.

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

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2024.

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

Customers and Backlog

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in the first nine months of 2024. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at September 30, 2024 decreased 9.0% to $14.32 billion compared to $15.73 billion at September 30, 2023. Access segment backlog decreased 46.4% to $2.13 billion at September 30, 2024 compared to $3.98 billion at September 30, 2023. The decrease in backlog is believed to primarily be the result of the normalization of orders in connection with improved product availability and slowing demand in North America. Vocational segment backlog increased 18.2% to $5.91 billion at September 30, 2024 compared to $5.00 billion at September 30, 2023 due to strong demand for fire apparatus and price increases. Defense segment backlog decreased 7.3% to $6.21 billion at September 30, 2024 compared to $6.70 billion at September 30, 2023 primarily as a result of the wind-down of production under the Company's domestic JLTV contract.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, announced orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales to the DoD versus its sales to other customers. Approximately 84% of the Company’s September 30, 2024 backlog is not expected to be filled in 2024.

Non-GAAP Financial Measures

The Company is forecasting earnings per share excluding items that affect comparability. When the Company forecasts earnings per share, excluding items, this is considered a non-GAAP financial measure. The Company believes excluding the impact of these items is useful to investors to allow a more accurate comparison of the Company’s operating performance to prior year results. However, while forecasted adjusted earnings per share excludes amortization of purchased intangibles, intangible asset impairments and amortization of inventory step-up, revenue and earnings of acquired companies are reflected in forecasted adjusted earnings per share and intangible assets contribute to the generation of revenue and earnings. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s results or forecasts prepared in accordance with GAAP. The table below presents a reconciliation of the Company’s presented non-GAAP measure to the most directly comparable GAAP measure:

2024 Expectations
Earnings per share-diluted (GAAP)	$10.00
Amortization of purchased intangibles, net of tax	0.70
Intangible asset impairments, net of tax	0.60
Amortization of inventory step-up, net of tax	0.05
Adjusted earnings per share-diluted (non-GAAP)	$11.35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting, with the exception of those changes related to the implementation of a new Enterprise Resource Planning (ERP) system within the Defense segment, which occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	92,040	$108.74	92,040	10,728,649
August 1 - August 31	8,172	108.17	8,172	10,720,477
September 1 - September 30	—	—	—	10,720,477
Total	100,212		100,212

(1)
In May 2019, the Company’s Board of Directors approved a Common Stock repurchase authorization for which there was remaining authority to repurchase 4,109,419 shares of Common Stock as of May 3, 2022. On May 3, 2022, the Board of Directors increased the Common Stock repurchase authorization by 7,890,581 shares to 12,000,000 shares as of that date. The Company repurchased 564,405 shares of Common Stock under these authorizations during the nine months ended September 30, 2024 at a cost of $65.6 million. As of September 30, 2024, the Company had remaining authority to repurchase 10,720,477 shares of Common Stock. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 30, 2024.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 30, 2024.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated October 30, 2024.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated October 30, 2024.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

October 30, 2024	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

October 30, 2024	By	/s/ Michael E. Pack
Michael E. Pack, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 30, 2024	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)