Form 10-Q
period 2025-03-31
OSHKOSH CORP
filed 2025-04-30
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 23, 2025, 64,373,092 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$2,312.8	$2,543.8
Cost of sales	1,912.9	2,073.8
Gross income	399.9	470.0

Operating expenses:
Selling, general and administrative	211.0	196.8
Amortization of purchased intangibles	13.5	13.5
Total operating expenses	224.5	210.3
Operating income	175.4	259.7

Other income (expense):
Interest expense	(27.0)	(22.4)
Interest income	2.0	1.6
Miscellaneous, net	0.5	(2.0)
Income before income taxes and losses of unconsolidated affiliates	150.9	236.9
Provision for income taxes	36.8	54.7
Income before losses of unconsolidated affiliates	114.1	182.2
Losses of unconsolidated affiliates	(1.9)	(2.8)
Net income	$112.2	$179.4

Earnings per share:
Basic	$1.73	$2.73
Diluted	1.72	2.71

Cash dividends declared per share on Common Stock	$0.51	$0.46

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$112.2	$179.4
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.1)	(0.4)
Currency translation adjustments	35.7	(17.5)
Change in fair value of derivative instruments	(0.1)	0.3
Total other comprehensive income (loss), net of tax	34.5	(17.6)
Comprehensive income	$146.7	$161.8

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$210.3	$204.9
Receivables, net	1,408.5	1,254.7
Unbilled receivables, net	583.0	636.5
Inventories	2,501.3	2,265.7
Income taxes receivable	41.1	51.2
Other current assets	107.0	114.5
Total current assets	4,851.2	4,527.5
Property, plant and equipment, net	1,217.3	1,216.5
Goodwill	1,424.2	1,410.1
Purchased intangible assets, net	765.1	777.6
Deferred income taxes	268.5	259.0
Deferred contract costs	844.2	842.6
Other non-current assets	390.9	389.8
Total assets	$9,761.4	$9,423.1

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$378.5	$362.3
Accounts payable	970.1	1,143.4
Customer advances	637.7	648.8
Payroll-related obligations	173.4	246.2
Income taxes payable	173.1	140.1
Other current liabilities	415.5	446.5
Total current liabilities	2,748.3	2,987.3
Long-term debt, less current maturities	1,099.2	599.5
Non-current customer advances	1,147.9	1,154.4
Deferred income taxes	24.6	26.9
Other non-current liabilities	506.8	502.9
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	838.4	847.8
Retained earnings	4,446.5	4,367.2
Accumulated other comprehensive loss	(68.7)	(103.2)
Common Stock in treasury, at cost (10,610,458 and 10,499,458 shares, respectively)	(982.3)	(960.4)
Total shareholders’ equity	4,234.6	4,152.1
Total liabilities and shareholders’ equity	$9,761.4	$9,423.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	112.2	—	—	112.2
Employee pension and postretirement benefits, net of tax of $0.3	—	—	—	(1.1)	—	(1.1)
Currency translation adjustments	—	—	—	35.7	—	35.7
Derivative instruments, net of tax	—	—	—	(0.1)	—	(0.1)
Cash dividends ($0.51 per share)	—	—	(32.9)	—	—	(32.9)
Repurchases of Common Stock	—	—	—	—	(28.7)	(28.7)
Exercise of stock options	—	0.5	—	—	1.7	2.2
Stock-based compensation expense	—	8.2	—	—	—	8.2
Payment of stock-based restricted and performance shares	—	(17.5)	—	—	17.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.1)	(13.1)
Other	—	(0.6)	—	—	0.7	0.1
Balance at March 31, 2025	$0.7	$838.4	$4,446.5	$(68.7)	$(982.3)	$4,234.6

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	179.4	—	—	179.4
Employee pension and postretirement benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	(17.5)	—	(17.5)
Derivative instruments, net of tax	—	—	—	0.3	—	0.3
Cash dividends ($0.46 per share)	—	—	(30.1)	—	—	(30.1)
Repurchases of Common Stock	—	—	—	—	(15.1)	(15.1)
Exercise of stock options	—	0.7	—	—	2.8	3.5
Stock-based compensation expense	—	8.7	—	—	—	8.7
Payment of stock-based restricted and performance shares	—	(10.4)	—	—	10.4	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.2)	(8.2)
Other	—	(0.3)	—	—	0.4	0.1
Balance at March 31, 2024	$0.7	$821.7	$3,955.1	$(89.6)	$(861.9)	$3,826.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$112.2	$179.4
Depreciation and amortization	53.6	46.6
Stock-based incentive compensation	8.2	8.7
Deferred income taxes	(12.1)	0.4
Other non-cash adjustments	3.5	5.8
Changes in operating assets and liabilities	(560.3)	(596.7)
Net cash used in operating activities	(394.9)	(355.8)

Investing activities:
Additions to property, plant and equipment	(40.3)	(100.1)
Acquisition of business, net of cash acquired	(0.9)	(7.8)
Other investing activities	(1.9)	(3.3)
Net cash used in investing activities	(43.1)	(111.2)

Financing activities:
Proceeds from revolving credit facilities	1,146.0	1,133.0
Repayments of revolving credit facilities	(1,130.0)	(667.0)
Proceeds from issuance of debt	500.0	—
Dividends paid	(32.9)	(30.1)
Repurchases of Common Stock	(28.7)	(15.1)
Other financing activities	(16.3)	(8.3)
Net cash provided by financing activities	438.1	412.5
Effect of exchange rate changes on cash and cash equivalents	5.3	(1.0)
Increase (decrease) in cash and cash equivalents	5.4	(55.5)
Cash and cash equivalents at beginning of period	204.9	125.4
Cash and cash equivalents at end of period	$210.3	$69.9

Supplemental disclosures:
Cash paid for interest	$22.4	$17.8
Cash paid for income taxes, net of refunds	10.2	25.4
Operating right-of-use assets obtained	1.4	12.7
Finance right-of-use assets obtained	15.1	6.5
Property, plant and equipment additions - noncash	18.6	17.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2024. The interim results are not necessarily indicative of results for any other interim period or for 2025. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three months ended March 31, 2025.

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

2. New Accounting Pronouncements

Standards not yet adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign and income tax expense disaggregated by federal, state and foreign. The Company will be required to adopt ASU 2023-09 for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not expect the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statements.

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

3. Acquisition

On September 3, 2024, the Company acquired 100% of AUSACORP S.L. (AUSA), a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for €103.6 million ($114.5 million), net of cash acquired. AUSA is part of the Access segment. The results of AUSA have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AUSA had sales of $37.4 million during the three months ended March 31, 2025. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

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

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Access segment. The goodwill is primarily the result of expected synergies, including leveraging JLG's brand, channel, e-commerce platform and parts distribution capabilities to increase both sales in North America and aftermarket part sales globally. Goodwill and purchased intangible assets are not deductible for income tax purposes. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis. The purchase price allocations are considered final as of March 31, 2025.

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

There is significant judgment involved in estimating costs, most notably within the Defense segment. Each contract is evaluated to identify risks and estimate revenue and costs. In performing this evaluation, the Defense segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications such as new orders are received, the additional units are factored into the overall contract estimate of costs and transaction price. During the first quarter of 2025, manufacturing inefficiencies on programs winding down and higher anticipated labor costs resulted in unfavorable cumulative catch-up adjustments.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net sales	$(7.6)	$(10.0)
Operating income	(17.5)	(13.1)
Net income	(13.4)	(10.0)
Diluted earnings per share	$(0.21)	$(0.15)

The Defense segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three months ended March 31, 2025 or 2024.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Engineering costs	$504.8	$506.1
Customer-owned tooling	280.0	277.3
Factory setup costs	52.4	52.5
Costs for anticipated contracts	7.0	6.7
Deferred contract costs	$844.2	$842.6

The Company estimates that approximately $165 million of the deferred contract costs would not be absorbed based on existing orders at March 31, 2025.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$842.6	$710.7
Additions to deferred contract costs	4.3	83.1
Amortization of deferred contract costs	(2.7)	(0.4)
Balance at end of period	$844.2	$793.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended March 31, 2025
	Access	Vocational	Defense	Corporate and Other	Total
Point in time	$942.0	$632.6	$14.3	$5.6	$1,594.5
Over time	15.1	234.2	448.7	20.3	718.3
	$957.1	$866.8	$463.0	$25.9	$2,312.8

	Three Months Ended March 31, 2024
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Point in time	$1,221.6	$560.6	$2.3	$(3.0)	$1,781.5
Over time	15.9	211.8	506.8	27.8	762.3
	$1,237.5	$772.4	$509.1	$24.8	$2,543.8

(a)
Results have been reclassified to reflect the move of Pratt Miller from the Defense segment to Corporate and Other.

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset. The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three months ended March 31, 2025 or 2024.

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

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest charges for amounts due on customer advances are recorded in “Interest expense” and were $11.0 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract liabilities consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Customer advances	$637.7	$648.8
Other current liabilities	89.7	113.6
Non-current customer advances	1,147.9	1,154.4
Other non-current liabilities	73.0	72.7
Total contract liabilities	$1,948.3	$1,989.5

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning liabilities recognized in revenue	$198.2	$203.5

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

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$96.0	$85.4
Deferred revenue for new service warranties	10.3	9.4
Amortization of service warranty revenue	(9.8)	(7.0)
Foreign currency translation	0.5	(0.3)
Balance at end of period	$97.0	$87.5

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Other current liabilities	$36.3	$36.0
Other non-current liabilities	60.7	60.0
	$97.0	$96.0

Remaining Performance Obligations

As of March 31, 2025, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.31 billion, of which $3.39 billion is expected to be satisfied and recognized in revenue in the remaining nine months of 2025, $4.36 billion is expected to be satisfied and recognized in revenue in 2026 and $4.56 billion is expected to be satisfied and recognized in revenue beyond 2026.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2025, the Company had reserved 3,364,101 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $8.4 million ($7.5 million net of tax) and $9.3 million ($8.1 million net of tax) for the three months ended March 31, 2025 and 2024, respectively.

6. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Components of net periodic pension benefit cost
Service cost	$1.3	$1.6
Interest cost	4.5	4.2
Expected return on plan assets	(5.4)	(5.2)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial gain	(1.4)	(0.6)
Expenses paid	0.1	0.2
Net periodic pension benefit (income) cost	$(0.5)	$0.6

Components of net periodic post-employment benefit cost
Service cost	$0.4	$0.4
Interest cost	0.6	0.6
Amortization of prior service credit	(0.4)	(0.3)
Net periodic post-employment benefit cost	$0.6	$0.7

The components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

7. Income Taxes

The Company recorded income tax expense of $36.8 million, or 24.4% of pre-tax income, for the three months ended March 31, 2025, compared to $54.7 million, or 23.1% of pre-tax income, for the three months ended March 31, 2024. Results for the three months ended March 31, 2025 were impacted by $1.4 million of net discrete tax expense, including $1.0 million of interest expense on uncertain tax positions. Results for the three months ended March 31, 2024 were impacted by $2.3 million of net discrete tax benefits, including a $1.2 million benefit on the purchase of discounted federal tax credits and a $1.0 million benefit related to amended state tax returns.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $62.0 million and $61.6 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, net unrecognized tax benefits, excluding interest and penalties, of $51.0 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2025 and 2024, the Company recognized expense of $1.0 million and $1.2 million, respectively, related to interest and penalties on unrecognized tax benefits. At March 31, 2025, the Company had accruals for the payment of interest and penalties of $12.9 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by $24.2 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the three months ended March 31, 2025 and 2024 of $6.9 million and $22.1 million, respectively.

8. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net Income	$112.2	$179.4

Weighted-average common shares outstanding:
Basic	64,796,278	65,729,472
Dilutive equity-based compensation awards	276,081	398,179
Diluted	65,072,359	66,127,651

Earnings per common share:
Basic	$1.73	$2.73
Diluted	1.72	2.71

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 354,560 for the three months ended March 31, 2025. There were no anti-dilutive shares for the three months ended March 31, 2024.

9. Receivables

Receivables consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Trade receivables - U.S. government	$189.1	$110.4
Trade receivables - other	1,164.1	1,091.3
Other receivables	91.0	85.9
Total receivables, gross	1,444.2	1,287.6
Less allowance for doubtful accounts	(5.8)	(5.7)
Total receivables, net	$1,438.4	$1,281.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Current receivables	$1,408.5	$1,254.7
Non-current receivables	29.9	27.2
Total receivables, net	$1,438.4	$1,281.9

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Allowance at beginning of period	$5.7	$7.4
Provision for doubtful accounts, net of recoveries	0.2	0.3
Charge-off of accounts	(0.1)	(0.5)
Allowance at end of period	$5.8	$7.2

10. Inventories

Inventories consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$1,294.7	$1,202.8
Work in process	490.0	460.3
Finished products	716.6	602.6
Total inventories	$2,501.3	$2,265.7

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Land and land improvements	$107.3	$106.5
Buildings	520.1	514.1
Machinery and equipment	1,347.5	1,318.5
Software and related costs	247.7	245.3
Construction in progress	202.8	210.2
Property, plant and equipment, gross	2,425.4	2,394.6
Less accumulated depreciation	(1,208.1)	(1,178.1)
Property, plant and equipment, net	$1,217.3	$1,216.5

Depreciation expense was $31.6 million and $26.1 million for the three months ended March 31, 2025 and 2024, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment (in millions):

	Access	Vocational	Corporate and Other	Total
Net goodwill at December 31, 2024	$1,011.0	$393.4	$5.7	$1,410.1
Foreign currency translation	14.1	—	—	14.1
Net goodwill at March 31, 2025	$1,025.1	$393.4	$5.7	$1,424.2

The following table presents details of the Company’s goodwill allocated to the reportable segments (in millions):

	March 31, 2025			December 31, 2024
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,957.2	$(932.1)	$1,025.1	$1,943.1	$(932.1)	$1,011.0
Vocational	562.8	(169.4)	393.4	562.8	(169.4)	393.4
Corporate and other	44.4	(38.7)	5.7	44.4	(38.7)	5.7
	$2,564.4	$(1,140.2)	$1,424.2	$2,550.3	$(1,140.2)	$1,410.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

Details of the Company’s purchased intangible assets are as follows (in millions):

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$831.7	$(613.0)	$218.7	$829.8	$(604.6)	$225.2
Trade names	121.5	(21.8)	99.7	120.2	(19.3)	100.9
Technology-related	160.5	(110.6)	49.9	158.9	(107.4)	51.5
Distribution network	55.3	(40.1)	15.2	55.3	(39.8)	15.5
Other	33.2	(30.4)	2.8	33.1	(27.4)	5.7
	1,202.2	(815.9)	386.3	1,197.3	(798.5)	398.8
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,581.0	$(815.9)	$765.1	$1,576.1	$(798.5)	$777.6

Amortization of purchased intangible assets was $16.4 million and $15.6 million (including $2.9 million and $2.1 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expense for purchased intangible assets is as follows (in millions):

Years:
2025 (remaining nine months)	$42.7
2026	54.5
2027	54.5
2028	50.3
2029	46.0
2030	44.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Debt

The Company was obligated under the following debt instruments (in millions):

	March 31, 2025	December 31, 2024
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	—
Other long-term debt	5.4	5.2
Total long-term debt	1,105.4	605.2
Current maturities of long-term debt	(2.5)	(2.3)
Debt issuance costs	(3.7)	(3.4)
Total long-term debt, less current maturities (net of debt issuance costs)	$1,099.2	$599.5

Revolving credit facilities	$376.0	$360.0
Current maturities of long-term debt	2.5	2.3
Total revolving credit facilities and current maturities of long-term debt	$378.5	$362.3

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At March 31, 2025, borrowings under the Revolving Credit Facility of $376.0 million and specified outstanding letters of credit of $28.0 million reduced available capacity under the Revolving Credit Facility to $1.15 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2025, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 5.5%.

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500.0 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At March 31, 2025, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 5.2%.

The Credit Agreement and the Term Loan contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of March 31, 2025.

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 and 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At March 31, 2025, the fair value of the 2028 and 2030 Senior Notes was estimated to be $299 million ($296 million at December 31, 2024) and $277 million ($273 million at December 31, 2024), respectively. The fair value of the Revolving Credit Facility approximated its carrying value at March 31, 2025 and December 31, 2024. The fair value of the Term Loan approximated its carrying value at March 31, 2025. See Note 19 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$72.8	$64.2
Warranty provisions	15.4	14.7
Settlements made	(18.2)	(14.0)
Changes in liability for pre-existing warranties, net	2.8	(0.3)
Foreign currency translation	0.2	(0.1)
Balance at end of period	$73.0	$64.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Guarantees

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2025 the Company guaranteed an aggregate of $580.5 million in indebtedness of customers. At March 31, 2025, the Company estimated that its maximum loss exposure under these contracts was $91.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2025 the Company guaranteed to support an aggregate of $99.3 million of customer equipment value. At March 31, 2025, the Company estimated that its maximum loss exposure under these contracts was $11.2 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $11.9 million and $12.1 million at March 31, 2025 and December 31, 2024, respectively.

The contingent portion of the guarantee liabilities that relates to credit losses is recognized separately and is recorded within “Other current liabilities” and “Other non-current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company’s off-balance sheet credit loss exposure (contingent) related to its guarantees was $5.2 million and $5.3 million at March 31, 2025 and December 31, 2024, respectively.

16. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At March 31, 2025 and December 31, 2024, the estimated net liabilities for product and general liability claims totaled $45.0 million and $45.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $2.97 billion and $2.86 billion at March 31, 2025 and December 31, 2024, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $46.5 million at March 31, 2025 and December 31, 2024.

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

Certain risks are inherent in doing business with the U.S. Department of Defense (DoD), including technological changes and changes in levels of defense spending. The USPS and all DoD contracts contain a provision that they may be terminated at any time at the convenience of the customer. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination. Major contracts for defense, delivery and other specialty vehicles and mobility systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers.

Because the Company is a relatively large defense contractor, the Company’s U.S. government contract operations are subject to extensive annual audit processes and to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on U.S. government procurement regulations, under certain circumstances, the Company could be fined, as well as suspended or debarred from U.S. government contracting. During a suspension or debarment, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export-Import Bank, Overseas Private Investment Corporation and similar U.S. government agencies.

17. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended March 31,
	2025	2024
Outstanding at beginning of period	64,602,007	65,473,807
Repurchases of Common Stock	(287,552)	(129,494)
Exercise of stock options	25,484	42,541
Payment of stock-based restricted and performance shares	262,057	158,042
Shares tendered for taxes on stock-based compensation	(122,416)	(75,470)
Other	11,427	6,563
Outstanding at end of period	64,491,007	65,475,989

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of March 31, 2025, 9,938,856 shares of Common Stock remain under this authority.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended March 31, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$68.4	$(172.2)	$0.6	$(103.2)
Other comprehensive income (loss) before reclassifications	—	35.7	0.2	35.9
Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)	—	(0.3)	(1.4)
Net other comprehensive income (loss)	(1.1)	35.7	(0.1)	34.5
Balance at end of period	$67.3	$(136.5)	$0.5	$(68.7)

	Three Months Ended March 31, 2024
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	(17.5)	0.5	(17.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(0.2)	(0.6)
Net other comprehensive income (loss)	(0.4)	(17.5)	0.3	(17.6)
Balance at end of period	$32.6	$(122.0)	$(0.2)	$(89.6)

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Rabbi trust (a)	$10.6	$—	$—	$10.6
Investment in equity securities (b)	2.9	—	—	2.9
Foreign currency exchange derivatives (c)	—	1.0	—	1.0
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.9	$—	$0.9

December 31, 2024
Assets:
Rabbi trust (a)	$13.6	$—	$—	$13.6
Investment in equity securities (b)	5.2	—	—	5.2
Foreign currency exchange derivatives (c)	—	1.7	—	1.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.0	$—	$1.0
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net sales:
Access
Aerial work platforms	$450.8	$591.0
Telehandlers	244.5	373.4
Other	261.8	273.1
Total Access	957.1	1,237.5

Vocational
Municipal fire apparatus(a)	329.8	305.5
Airport products(a)	225.3	198.1
Refuse and recycling vehicles	205.5	147.3
Other(a)	106.2	121.5
Total Vocational	866.8	772.4

Defense (b)
Defense	412.7	509.1
Delivery vehicles	50.3	—
Total Defense	463.0	509.1

Corporate and other (b)	25.9	24.8
Consolidated	$2,312.8	$2,543.8
(a)
Results for 2024 have been reclassified to reflect the separate presentation of the airport products product line.
(b)
Results for 2024 have been reclassified to reflect the move of Pratt Miller from the Defense segment to Corporate and Other.

	Three Months Ended March 31, 2025
	Access	Vocational	Defense	Corporate and Other	Consolidated
Net Sales	$957.1	$866.8	$463.0	$25.9	$2,312.8
Cost of sales (excluding R&D)	749.7	655.6	434.8	24.0	1,864.1
Research and development	21.3	18.2	2.5	6.8	48.8
Gross income	186.1	193.0	25.7	(4.9)	399.9
Employee compensation	41.0	34.3	12.9	34.3	122.5
Amortization of purchased intangibles	3.4	9.4	—	0.7	13.5
Other segment items(a)	38.6	31.5	12.2	6.2	88.5
Operating income	$103.1	$117.8	$0.6	$(46.1)	175.4
Interest expense, net of interest income					(25.0)
Miscellaneous, net					0.5
Income before income taxes and losses of unconsolidated affiliates					$150.9
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2024
	Access	Vocational	Defense(a)	Corporate and Other(a)	Consolidated
Net Sales	$1,237.5	$772.4	$509.1	$24.8	$2,543.8
Cost of sales (excluding R&D)	941.5	611.1	460.2	21.7	2,034.5
Research and development	17.4	10.8	7.3	3.8	39.3
Gross income	278.6	150.5	41.6	(0.7)	470.0
Employee compensation	38.0	31.9	14.4	33.9	118.2
Amortization of purchased intangibles	2.3	9.9	—	1.3	13.5
Other segment items(b)	30.2	28.6	13.9	5.9	78.6
Operating income	$208.1	$80.1	$13.3	$(41.8)	259.7
Interest expense, net of interest income					(20.8)
Miscellaneous, net					(2.0)
Income before income taxes and losses of unconsolidated affiliates					$236.9
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Defense segment to Corporate and Other.
(b)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Access	$18.7	$14.3
Vocational	21.2	20.0
Defense	7.6	5.7
Corporate and Other	6.1	6.6
Consolidated	$53.6	$46.6
Capital expenditures(a):
Access	$25.2	$26.3
Vocational	13.5	30.2
Defense	5.2	43.3
Corporate and Other	0.8	3.1
Consolidated	$44.7	$102.9
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2025
	Access	Vocational	Defense	Corporate and Other	Total
Net sales:
United States	$703.0	$797.1	$304.9	$23.0	$1,828.0
Other North America	51.4	42.3	—	—	93.7
Europe, Africa and Middle East	144.6	16.1	138.2	2.8	301.7
Rest of the World	58.1	11.3	19.9	0.1	89.4
Consolidated	$957.1	$866.8	$463.0	$25.9	$2,312.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2024
	Access	Vocational	Defense (a)	Corporate and Other (a)	Total
Net sales:
United States	$989.7	$707.9	$434.0	$23.5	$2,155.1
Other North America	42.2	46.3	—	0.3	88.8
Europe, Africa and Middle East	106.0	10.1	74.9	1.0	192.0
Rest of the World	99.6	8.1	0.2	—	107.9
Consolidated	$1,237.5	$772.4	$509.1	$24.8	$2,543.8
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Defense segment to Corporate and Other.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; risks that a trade war and related tariffs could reduce the demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to accurately predict future input costs associated with Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to realize the anticipated benefits associated with the AeroTech acquisition; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Overview

The Company is off to a good start in 2025, with strong performance in the first quarter of 2025 in the Vocational segment, double-digit margins in the Access segment and solid progress on the ramp-up of production of the Next Generation Delivery Vehicle (NGDV). Consolidated net sales in the first quarter of 2025 decreased $231.0 million, or 9.1%, to $2.31 billion compared to the first quarter of 2024 primarily due to lower sales volume in the Access segment, offset in part by improved pricing in the Vocational segment. The decline in Access segment sales, due to market conditions in North America and the conclusion of the agreement to produce Caterpillar-branded telehandlers, was in line with the Company's expectations.

Consolidated operating income decreased 32.5% to $175.4 million, or 7.6% of sales, in the first quarter of 2025 compared to $259.7 million, or 10.2% of sales, in the first quarter of 2024. The decrease in operating income was primarily due to the impact of lower gross margin associated with lower sales volume, unfavorable production costs, higher selling, general and administrative expenses and higher new product development spending, offset in part by improved pricing. Earnings per share of $1.72 for the first quarter of 2025 was in line with the Company's expectations of approximately $1.75.

In March 2025, the Company entered into an unsecured term loan with various lenders to borrow $500 million. The Company used the proceeds from the term loan to reduce the borrowings outstanding under its Revolving Credit Facility (as defined in “Liquidity”). The term loan, which is fully prepayable, carries a slightly lower interest rate than the Revolving Credit Facility and matures in March 2027.

The Company continued to repurchase shares of its Common Stock throughout the quarter, repurchasing nearly 290,000 shares for $29 million. Share repurchases during the previous twelve months benefited diluted earnings per share by $0.03 compared to the first quarter of 2024.

The international trade environment has evolved rapidly, and conditions are likely to remain dynamic. The Company is confident with the underlying trajectory of its operational performance across all of its segments, which it believes would have kept the Company on track to deliver the full-year diluted earnings per share guidance of approximately $10.30 per share that it disclosed on January 30, 2025, if not for the headwinds caused by the recent tariff announcements.

The Company has a global supply chain and is proactively working to mitigate potential impacts from tariffs. Based on tariffs and their effective dates announced as of the date of this filing, the Company estimates that the direct adverse impact of tariffs, net of mitigation efforts, could be up to $1.00 per share for 2025. The Company is monitoring conditions closely and proactively working to attempt to mitigate the impacts of tariffs through cost reduction actions across the Company. The Company believes these efforts will offset the impact of tariffs by up to $0.50 per share.

As of the date of this filing, the Company has not experienced any significant secondary impacts of tariffs, such as supply chain disruptions or reductions in demand. The Company does not anticipate that tariffs will have a material impact on its second quarter results as it works through existing inventories. The Company has a broad U.S. production footprint and nearly all of what the Company sells in the U.S. is built in the U.S., which the Company believes puts it in a strong, competitive position in its industries.

The Company’s estimate of the direct impacts of tariffs is based on tariff rates and their effective dates announced as of the date of this filing and does not reflect potential future indirect impacts, including lower demand, which are difficult to predict at this time.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	First Quarter
	2025	2024	Change	% Change
Net sales	$2,312.8	$2,543.8	$(231.0)	-9.1%
Cost of sales	1,912.9	2,073.8	(160.9)	-7.8%
Gross income	$399.9	$470.0	$(70.1)	-14.9%
% of sales	17.3%	18.5%	-120 bps
Selling, general and administrative	$211.0	$196.8	$14.2	7.2%
Amortization of purchased intangibles	13.5	13.5	—	0.0%
Operating income	$175.4	$259.7	$(84.3)	-32.5%
% of sales	7.6%	10.2%	-260 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	First Quarter
	2025	2024	Change	% Change
United States	$1,828.0	$2,155.1	$(327.1)	-15.2%
Other North America	93.7	88.8	4.9	5.5%
Europe, Africa and Middle East	301.7	192.0	109.7	57.1%
Rest of the World	89.4	107.9	(18.5)	-17.1%
Consolidated	$2,312.8	$2,543.8	$(231.0)	-9.1%

First Quarter 2025 Compared to 2024

Consolidated net sales decreased primarily due to lower sales volume in the Access segment ($262 million) offset in part by improved pricing ($42 million) in the Vocational segment.

The decrease in consolidated gross margin was largely due to higher production costs (90 basis points), higher new product development spending (50 basis points), higher material costs (30 basis points) and unfavorable cumulative catch-up adjustments on contracts in the Defense segment (30 basis points), offset in part by improved pricing (80 basis points).

Consolidated selling, general and administrative expenses increased due to operating costs related to the acquisition of AUSACORP S.L. (AUSA) ($4 million), higher software costs ($3 million), higher employee compensation ($2 million) and higher trade show costs ($2 million).

The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($66 million), unfavorable production costs ($15 million), higher selling, general and administrative expenses ($14 million), higher new product development spending ($7 million) and higher material costs ($5 million), offset in part by the impact of improved pricing ($27 million).

The following table presents consolidated non-operating changes (in millions):

	First Quarter
	2025	2024	Change	% Change
Interest expense, net of interest income	$(25.0)	$(20.8)	$(4.2)	20.2%
Miscellaneous, net	0.5	(2.0)	2.5	-125.0%

Provision for income taxes	36.8	54.7	(17.9)	-32.7%
Effective tax rate	24.4%	23.1%

Losses of unconsolidated affiliates	$(1.9)	$(2.8)	$0.9	-32.1%

First Quarter 2025 Compared to 2024

Interest expense, net of interest income increased due to a higher average interest rate on customer advances in the Vocational segment as well as higher borrowings under the Revolving Credit Facility. Borrowings were higher due in part to the acquisition of AUSA in the third quarter of 2024.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	First Quarter
	2025	2024	Change	% Change
Net sales	$957.1	$1,237.5	$(280.4)	-22.7%
Cost of sales	771.0	958.9	(187.9)	-19.6%
Gross income	$186.1	$278.6	$(92.5)	-33.2%
% of sales	19.4%	22.5%	-310 bps
Selling, general and administrative	$79.6	$68.2	$11.4	16.7%
Amortization of purchased intangibles	3.4	2.3	1.1	47.8%
Operating income	$103.1	$208.1	$(105.0)	-50.5%
% of sales	10.8%	16.8%	-600 bps

First Quarter 2025 Compared to 2024

Access segment net sales decreased primarily as a result of lower organic sales volume ($299 million), largely in North America, and higher sales discounts ($15 million), offset in part by sales related to the acquisition of AUSA ($37 million).

The decrease in gross margin in the Access segment was primarily due to higher production costs (150 basis points), higher new product development spending (120 basis points) and higher sales discounts (110 basis points), offset in part by improved sales mix (90 basis points).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($77 million), higher sales discounts ($15 million), higher selling, general and administrative expenses ($11 million), unfavorable manufacturing absorption ($7 million) and higher new product development spending ($5 million), offset in part by favorable customer mix ($8 million).

Vocational

The following table presents the Vocational segment results (in millions):

	First Quarter
	2025	2024	Change	% Change
Net sales	$866.8	$772.4	$94.4	12.2%
Cost of sales	673.8	621.9	51.9	8.3%
Gross income	$193.0	$150.5	$42.5	28.2%
% of sales	22.3%	19.5%	280 bps
Selling, general and administrative	$65.8	$60.5	$5.3	8.8%
Amortization of purchased intangibles	9.4	9.9	(0.5)	-5.1%
Operating income	$117.8	$80.1	$37.7	47.1%
% of sales	13.6%	10.4%	320 bps

First Quarter 2025 Compared to 2024

Vocational segment net sales increased due to improved refuse and recycling collection vehicle sales volume ($54 million) and improved pricing in response to higher input costs ($42 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (350 basis points), offset in part by higher material (50 basis points) and production costs (30 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($42 million) and the impact of higher gross margin associated with higher sales volume ($15 million), offset in part by higher production costs ($6 million), higher selling, general and administrative expenses ($5 million), higher material costs ($4 million) and higher warranty costs ($4 million).

Defense

The following table presents the Defense segment results (in millions):

	First Quarter
	2025	2024	Change	% Change
Net sales	$463.0	$509.1	$(46.1)	-9.1%
Cost of sales	437.3	467.5	(30.2)	-6.5%
Gross income	$25.7	$41.6	$(15.9)	-38.2%
% of sales	5.6%	8.2%	-260 bps
Selling, general and administrative	$25.1	$28.3	$(3.2)	-11.3%
Operating income	$0.6	$13.3	$(12.7)	-95.5%
% of sales	0.1%	2.6%	-250 bps

First Quarter 2025 Compared to 2024

Defense segment net sales decreased primarily due to lower sales volume of tactical wheeled vehicles for the U.S. Department of Defense, primarily Joint Light Tactical Vehicles (JLTV), offset in part by sales volume for the NGDV, which commenced in the second quarter of 2024. JLTV production under the Company's domestic JLTV contract is substantially completed.

The decrease in gross margin in the Defense segment was primarily due to higher unfavorable cumulative catch-up adjustments on contracts (140 basis points), unfavorable warranty costs (60 basis points) and ramp-up costs associated with the NGDV program (50 basis points).

Operating income in the Defense segment declined as a result of the impact of lower gross margin associated with lower sales volume ($7 million) and the impact of changes in cumulative catch-up adjustments ($5 million). Changes in estimates on contracts accounted for under the cost-to-cost method resulted in the cumulative catch-up adjustments on contract margins that decreased Defense segment operating income by $17.7 million in the first quarter of 2025 primarily as a result of manufacturing inefficiencies associated with the wind down of the JLTV program and higher anticipated labor costs on the Family of Medium Tactical Vehicles program. Changes in estimates on contracts accounted for under the cost-to-cost method decreased Defense segment operating income by $12.7 million in the first quarter of 2024.

Corporate and other

The following table presents corporate and other (in millions):

	First Quarter
	2025	2024	Change	% Change
Net sales	$25.9	$24.8	$1.1	4.4%
Cost of sales	30.8	25.5	5.3	20.8%
Gross income	(4.9)	(0.7)	(4.2)	600.0%
Selling, general and administrative	40.5	39.8	0.7	1.8%
Amortization of purchased intangibles	0.7	1.3	(0.6)	-46.2%
Operating loss	$(46.1)	$(41.8)	$(4.3)	10.3%

First Quarter 2025 Compared to 2024

Net operating costs for corporate and other increased primarily due to lower operating results at the Company's Pratt Miller business unit.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2025, including $210.3 million of cash and cash equivalents and $1.15 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of March 31, 2025 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. In March 2025, to provide additional liquidity, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan, which matures in March 2027. The Company used the proceeds from the term loan to repay a portion of outstanding borrowings under the Revolving Credit Facility.

Financial Condition at March 31, 2025

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$210.3	$204.9
Total debt	1,477.7	961.8
Total shareholders’ equity	4,234.6	4,152.1
Total capitalization (debt plus equity)	5,712.3	5,113.9
Debt to total capitalization	25.9%	18.8%

The Company’s ratio of debt to total capitalization of 25.9% at March 31, 2025 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2024 was due to higher borrowings to fund seasonal working capital needs.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At March 31, 2025, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at December 31, 2024 to 51 days at March 31, 2025. Days sales outstanding for segments other than the Defense segment increased from 44 days at December 31, 2024 to 53 days at March 31, 2025 primarily due to timing of cash receipts from customers in the Access segment at December 31, 2024. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.9 times at December 31, 2024 to 3.2 times at March 31, 2025 primarily due to increases in inventory levels in the Access and Vocational segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 66 days at March 31, 2025, up slightly from 65 days at December 31, 2024.

Cash Flows

Operating Cash Flows

Operating activities used $394.9 million of cash in the first three months of 2025 compared to $355.8 million of cash during the first three months of 2024. The increase in cash used by operating activities was primarily a result of lower net income.

Investing Cash Flows

Investing activities used cash of $43.1 million in the first three months of 2025 compared to $111.2 million during the first three months of 2024. Through the first three months of 2025, the Company used $40.3 million for capital expenditures, a decrease of $59.8 million compared to the first quarter of 2024 as the Company was investing in new facilities in South Carolina and Tennessee in the first quarter of 2024. The Company continues to expect that it will invest $250 million on capital expenditures in 2025 due to efforts to expand production capacity in the Vocational segment.

Financing Cash Flows

Financing activities provided cash of $438.1 million in the first three months of 2025 compared to $412.5 million during the first three months of 2024. In the first three months of 2025, the Company repurchased 287,552 shares of its Common Stock at an aggregate cost of $28.7 million. As of March 31, 2025, the Company had approximately 9.9 million shares of Common Stock remaining under its repurchase authorization. In the first three months of 2024, the Company repurchased 129,494 shares of its Common Stock at an aggregate cost of $15.1 million.

Liquidity

Credit Agreements

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At March 31, 2025, borrowings under the Revolving Credit Facility of $376.0 million and specified outstanding letters of credit of $28.0 million reduced available capacity under the Revolving Credit Facility to $1.15 billion.

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

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Company used the proceeds from the Term Loan to repay a portion of outstanding borrowings under the Revolving Credit Facility.

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of March 31, 2025 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

Senior Notes

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 and 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2025.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2024 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 17% of the Company’s net sales in the first three months of 2025. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2025 decreased 10.6% to $14.62 billion compared to $16.35 billion at March 31, 2024. Access segment backlog decreased 57.3% to $1.80 billion at March 31, 2025 compared to $4.23 billion at March 31, 2024. The Company believes the decrease in backlog is primarily the result of slowing demand in North America and the normalization of orders in connection with improved product availability. Vocational segment backlog increased 11.8% to $6.34 billion at March 31, 2025 compared to $5.67 billion at March 31, 2024 due to strong demand for municipal fire apparatus and price increases. Unit backlog for municipal fire apparatus as of March 31, 2025 was up 5.8% compared to March 31, 2024. Unit backlog for refuse and recycling collection vehicles as of March 31, 2025 was down 10.7% compared to March 31, 2024. Defense segment backlog increased 0.1% to $6.40 billion at March 31, 2025 compared to $6.39 billion at March 31, 2024, as orders received in the fourth quarter of 2024 for NGDVs were almost completely offset by the completion of production under the Company's domestic JLTV contract.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales. Approximately 58% of the Company’s March 31, 2025 backlog is not expected to be filled in 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, which have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	83,862	$95.38	83,862	10,142,546
February 1 - February 28	69,927	108.67	69,927	10,072,619
March 1 - March 31	133,763	96.88	133,763	9,938,856
Total	287,552		287,552

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At March 31, 2025, the Company had repurchased 2,061,144 shares under this authorization. As a result, the Company had 9,938,856 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Credit Agreement, dated March 31, 2025, among Oshkosh Corporation, the various lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 31, 2025 (File No. 1-31371)).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2025.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated April 30, 2025.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2025.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated April 30, 2025.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

April 30, 2025	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

April 30, 2025	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2025	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)