Form 10-Q
period 2025-06-30
OSHKOSH CORP
filed 2025-08-01
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 25, 2025, 64,000,313 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$2,732.1	$2,846.9	$5,044.9	$5,390.7
Cost of sales	2,207.6	2,300.8	4,120.5	4,374.6
Gross income	524.5	546.1	924.4	1,016.1

Operating expenses:
Selling, general and administrative	213.3	220.0	424.3	416.8
Amortization of purchased intangibles	13.8	13.6	27.3	27.1
Intangible asset impairments	5.7	51.6	5.7	51.6
Total operating expenses	232.8	285.2	457.3	495.5
Operating income	291.7	260.9	467.1	520.6

Other income (expense):
Interest expense	(30.1)	(32.0)	(57.1)	(54.4)
Interest income	2.0	1.7	4.0	3.3
Miscellaneous, net	7.3	(1.5)	7.8	(3.5)
Income before income taxes and losses of unconsolidated affiliates	270.9	229.1	421.8	466.0
Provision for income taxes	65.2	53.5	102.0	108.2
Income before losses of unconsolidated affiliates	205.7	175.6	319.8	357.8
Losses of unconsolidated affiliates	(0.9)	(7.0)	(2.8)	(9.8)
Net income	$204.8	$168.6	$317.0	$348.0

Earnings per share:
Basic	$3.17	$2.57	$4.90	$5.30
Diluted	3.16	2.56	4.88	5.27

Cash dividends declared per share on Common Stock	$0.51	$0.46	$1.02	$0.92

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$204.8	$168.6	$317.0	$348.0
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.0)	(0.5)	(2.1)	(0.9)
Currency translation adjustments	77.4	(11.4)	113.1	(28.9)
Change in fair value of derivative instruments	(0.3)	(0.2)	(0.4)	0.1
Total other comprehensive income (loss), net of tax	76.1	(12.1)	110.6	(29.7)
Comprehensive income	$280.9	$156.5	$427.6	$318.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$191.7	$204.9
Receivables, net	1,511.9	1,254.7
Unbilled receivables, net	654.9	636.5
Inventories	2,495.7	2,265.7
Income taxes receivable	49.7	51.2
Other current assets	110.1	114.5
Total current assets	5,014.0	4,527.5
Property, plant and equipment, net	1,235.6	1,216.5
Goodwill	1,449.2	1,410.1
Purchased intangible assets, net	757.9	777.6
Deferred income taxes	285.6	259.0
Deferred contract costs	841.0	842.6
Other non-current assets	432.8	389.8
Total assets	$10,016.1	$9,423.1

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$398.7	$362.3
Accounts payable	975.7	1,143.4
Customer advances	597.9	648.8
Payroll-related obligations	202.6	246.2
Income taxes payable	118.7	140.1
Other current liabilities	433.8	446.5
Total current liabilities	2,727.4	2,987.3
Long-term debt, less current maturities	1,099.6	599.5
Non-current customer advances	1,163.5	1,154.4
Deferred income taxes	26.7	26.9
Other non-current liabilities	544.5	502.9
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	849.2	847.8
Retained earnings	4,618.5	4,367.2
Accumulated other comprehensive income (loss)	7.4	(103.2)
Common Stock in treasury, at cost (11,011,311 and 10,499,458 shares, respectively)	(1,021.4)	(960.4)
Total shareholders’ equity	4,454.4	4,152.1
Total liabilities and shareholders’ equity	$10,016.1	$9,423.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2025	$0.7	$838.4	$4,446.5	$(68.7)	$(982.3)	$4,234.6
Net income	—	—	204.8	—	—	204.8
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.0)	—	(1.0)
Currency translation adjustments	—	—	—	77.4	—	77.4
Derivative instruments, net of tax	—	—	—	(0.3)	—	(0.3)
Cash dividends ($0.51 per share)	—	—	(32.8)	—	—	(32.8)
Repurchases of Common Stock	—	—	—	—	(40.0)	(40.0)
Exercise of stock options	—	0.2	—	—	0.7	0.9
Stock-based compensation expense	—	10.9	—	—	—	10.9
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2024	$0.7	$821.7	$3,955.1	$(89.6)	$(861.9)	$3,826.0
Net income	—	—	168.6	—	—	168.6
Pension and post-employment benefits, net of tax of $0.2	—	—	—	(0.5)	—	(0.5)
Currency translation adjustments	—	—	—	(11.4)	—	(11.4)
Derivative instruments, net of tax	—	—	—	(0.2)	—	(0.2)
Cash dividends ($0.46 per share)	—	—	(30.1)	—	—	(30.1)
Repurchases of Common Stock	—	—	—	—	(39.5)	(39.5)
Exercise of stock options	—	0.2	—	—	0.4	0.6
Stock-based compensation expense	—	11.7	—	—	—	11.7
Payment of stock-based restricted and performance shares	—	(0.6)	—	—	0.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.4)	(0.4)
Other	—	—	—	—	0.1	0.1
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	317.0	—	—	317.0
Pension and post-employment benefits, net of tax of $0.7	—	—	—	(2.1)	—	(2.1)
Currency translation adjustments	—	—	—	113.1	—	113.1
Derivative instruments, net of tax	—	—	—	(0.4)	—	(0.4)
Cash dividends ($1.02 per share)	—	—	(65.7)	—	—	(65.7)
Repurchases of Common Stock	—	—	—	—	(68.7)	(68.7)
Exercise of stock options	—	0.7	—	—	2.4	3.1
Stock-based compensation expense	—	19.1	—	—	—	19.1
Payment of stock-based restricted and performance shares	—	(17.8)	—	—	17.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.2)	(13.2)
Other	—	(0.6)	—	—	0.7	0.1
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	348.0	—	—	348.0
Pension and post-employment benefits, net of tax of $0.3	—	—	—	(0.9)	—	(0.9)
Currency translation adjustments	—	—	—	(28.9)	—	(28.9)
Derivative instruments, net of tax	—	—	—	0.1	—	0.1
Cash dividends ($0.92 per share)	—	—	(60.2)	—	—	(60.2)
Repurchases of Common Stock	—	—	—	—	(54.6)	(54.6)
Exercise of stock options	—	0.9	—	—	3.2	4.1
Stock-based compensation expense	—	20.4	—	—	—	20.4
Payment of stock-based restricted and performance shares	—	(11.0)	—	—	11.0	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(8.6)	(8.6)
Other	—	(0.3)	—	—	0.5	0.2
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$317.0	$348.0
Depreciation and amortization	109.5	94.5
Intangible asset impairments	5.7	51.6
Stock-based incentive compensation	19.1	20.4
Deferred income taxes	(28.2)	(3.7)
Other non-cash adjustments	(0.4)	13.9
Changes in operating assets and liabilities	(728.4)	(1,091.5)
Net cash used in operating activities	(305.7)	(566.8)

Investing activities:
Additions to property, plant and equipment	(80.9)	(139.6)
Acquisition of business, net of cash acquired	(0.9)	(7.8)
Other investing activities	(17.3)	(1.9)
Net cash used in investing activities	(99.1)	(149.3)

Financing activities:
Proceeds from revolving credit facilities	2,338.0	2,670.5
Repayments of revolving credit facilities	(2,301.0)	(1,809.0)
Proceeds from issuance of debt	500.0	1.3
Dividends paid	(65.7)	(60.2)
Repurchases of Common Stock	(68.7)	(54.6)
Other financing activities	(23.2)	(15.2)
Net cash provided by financing activities	379.4	732.8
Effect of exchange rate changes on cash and cash equivalents	12.2	(0.7)
Increase (decrease) in cash and cash equivalents	(13.2)	16.0
Cash and cash equivalents at beginning of period	204.9	125.4
Cash and cash equivalents at end of period	$191.7	$141.4

Supplemental disclosures:
Cash paid for interest	$51.0	$49.4
Cash paid for income taxes, net of refunds	147.9	325.8
Operating right-of-use assets obtained	24.4	17.5
Finance right-of-use assets obtained	39.6	10.0
Property, plant and equipment additions - noncash	11.7	11.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2024. The interim results are not necessarily indicative of results for any other interim period or for 2025. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and six months ended June 30, 2025.

In June 2025, the Company renamed the Defense segment to the Transport segment to better reflect the full scope of the segment's operations serving defense and commercial markets.

In July 2024, the Company moved the reporting responsibility for Pratt & Miller Engineering & Fabrication, LLC (Pratt Miller) from its Transport segment to the Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller’s expertise across the entire Oshkosh Corporation enterprise. Pratt Miller results are now reported within "Corporate and other." All historical information has been recast to reflect this change.

2. New Accounting Pronouncements

Standards not yet adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign and income tax expense disaggregated by federal, state and foreign. The Company will be required to adopt ASU 2023-09 for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

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

3. Acquisition

On September 3, 2024, the Company acquired 100% of AUSACORP S.L. (AUSA), a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for €103.6 million ($114.5 million), net of cash acquired. AUSA is part of the Access segment. The results of AUSA have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AUSA had sales of $37.9 million and $75.3 million during the three and six months ended June 30, 2025, respectively. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

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

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Access segment. The goodwill is primarily the result of expected synergies, including leveraging JLG's brand, channel, e-commerce platform and parts distribution capabilities to increase both sales in North America and aftermarket part sales globally. Goodwill and purchased intangible assets are not deductible for income tax purposes. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis. The purchase price allocations were finalized in the first quarter of 2025.

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

There is significant judgment involved in estimating revenues and costs, particularly in the Transport segment. The Transport segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications such as new orders are received, the additional units are factored into the overall contract estimate of costs and transaction price.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$0.7	$(1.8)	$(8.0)	$(12.6)
Operating income	(2.3)	(7.1)	(21.0)	(22.2)
Net income	(1.8)	(5.4)	(16.0)	(16.9)
Diluted earnings per share	$(0.03)	$(0.08)	$(0.25)	$(0.26)

The Transport segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. An asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its contract fulfillment and customer-owned tooling for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three and six months ended June 30, 2025 or 2024.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Engineering costs	$507.6	$506.1
Customer-owned tooling	280.6	277.3
Factory setup costs	52.0	52.5
Costs for anticipated contracts	0.8	6.7
Deferred contract costs	$841.0	$842.6

The Company estimates that approximately $170 million of deferred contract costs would not be absorbed based on existing orders at June 30, 2025.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$844.2	$793.4	$842.6	$710.7
Additions to deferred contract costs	3.7	17.3	8.0	100.4
Amortization of deferred contract costs	(6.9)	(1.2)	(9.6)	(1.6)
Balance at end of period	$841.0	$809.5	$841.0	$809.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,236.2	$725.9	$9.1	$4.5	$1,975.7
Over time	19.8	243.8	470.0	22.8	756.4
	$1,256.0	$969.7	$479.1	$27.3	$2,732.1

	Three Months Ended June 30, 2024
	Access	Vocational	Transport (a)	Corporate and Other (a)	Total
Point in time	$1,388.3	$619.4	$1.8	$(1.8)	$2,007.7
Over time	18.6	223.7	570.1	26.8	839.2
	$1,406.9	$843.1	$571.9	$25.0	$2,846.9

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$2,178.2	$1,358.5	$23.4	$10.1	$3,570.2
Over time	34.9	478.0	918.7	43.1	1,474.7
	$2,213.1	$1,836.5	$942.1	$53.2	$5,044.9

	Six Months Ended June 30, 2024
	Access	Vocational	Transport (a)	Corporate and Other (a)	Total
Point in time	$2,609.9	$1,180.0	$4.1	$(4.8)	$3,789.2
Over time	34.5	435.5	1,076.9	54.6	1,601.5
	$2,644.4	$1,615.5	$1,081.0	$49.8	$5,390.7

(a)
Results have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three and six months ended June 30, 2025 or 2024.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Transport segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance, payments for rights to purchase future goods and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 9 for additional information on the Company’s receivables balances.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at contract inception. Interest on customer advances is recorded in “Interest expense” and were $12.3 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $23.3 million and $18.0 million for the six months ended June 30, 2025 and 2024, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract.

Contract liabilities consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Customer advances	$597.9	$648.8
Other current liabilities	101.1	113.6
Non-current customer advances	1,163.5	1,154.4
Other non-current liabilities	78.0	72.7
Total contract liabilities	$1,940.5	$1,989.5

Revenue recognized during the period from beginning contract liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning liabilities recognized in revenue	$162.7	$155.8	$360.9	$359.3

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

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$96.0	$85.4
Deferred revenue for new service warranties	25.1	20.8
Amortization of service warranty revenue	(19.5)	(14.9)
Foreign currency translation	1.3	(0.3)
Balance at end of period	$102.9	$91.0

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Other current liabilities	$37.0	$36.0
Other non-current liabilities	65.9	60.0
	$102.9	$96.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of June 30, 2025, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.50 billion, of which $2.35 billion is expected to be satisfied and recognized in revenue in the remaining six months of 2025, $4.51 billion is expected to be satisfied and recognized in revenue in 2026 and $5.64 billion is expected to be satisfied and recognized in revenue beyond 2026.

5. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2025, the Company had reserved 3,333,354 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $11.4 million ($9.8 million net of tax) and $11.4 million ($10.0 million net of tax) for the three months ended June 30, 2025 and 2024, respectively, and $19.8 million ($17.3 million net of tax) and $20.7 million ($18.1 million net of tax) for the six months ended June 30, 2025 and 2024, respectively.

6. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic pension benefit (income) cost
Service cost	$1.2	$1.5	$2.5	$3.1
Interest cost	4.4	4.2	8.9	8.4
Expected return on plan assets	(5.4)	(5.1)	(10.8)	(10.3)
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of net actuarial gain	(1.4)	(0.7)	(2.8)	(1.3)
Expenses paid	0.2	0.1	0.3	0.3
Net periodic pension benefit (income) cost	$(0.6)	$0.4	$(1.1)	$1.0

Components of net periodic post-employment benefit cost
Service cost	$0.3	$0.5	$0.7	$0.9
Interest cost	0.7	0.6	1.3	1.2
Amortization of prior service credit	(0.3)	(0.4)	(0.7)	(0.7)
Amortization of net actuarial gain	(0.1)	—	(0.1)	—
Net periodic post-employment benefit cost	$0.6	$0.7	$1.2	$1.4

The components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded income tax expense of $65.2 million, or 24.1% of pre-tax income, for the three months ended June 30, 2025, compared to $53.5 million, or 23.4% of pre-tax income, for the three months ended June 30, 2024. Results for the three months ended June 30, 2025 were impacted by $0.1 million of net discrete tax benefits. Results for the three months ended June 30, 2024 were impacted by $2.0 million of net discrete tax benefits, including a $1.9 million benefit on the purchase of discounted federal tax credits.

The Company recorded income tax expense of $102.0 million, or 24.2% of pre-tax income, for the six months ended June 30, 2025, compared to $108.2 million, or 23.2% of pre-tax income, for the six months ended June 30, 2024. Results for the six months ended June 30, 2025 were impacted by $1.4 million of net discrete tax expense. Results for the six months ended June 30, 2024 were impacted by $4.2 million of net discrete tax benefits, including a $3.1 million benefit on the purchase of discounted federal tax credits.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $63.8 million and $61.6 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, net unrecognized tax benefits, excluding interest and penalties, of $53.6 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2025 and 2024, the Company recognized expense of $1.9 million and $2.1 million, respectively, related to interest and penalties on unrecognized tax benefits. At June 30, 2025, the Company had accruals for the payment of interest and penalties of $13.8 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by $38.8 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the six months ended June 30, 2025 and 2024 of $7.0 million and $44.3 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Company expects the OBBBA to reduce the Company's tax payments in 2025 by approximately $100 million as a result of the acceleration of deductions. The Company continues to evaluate the OBBBA and does not currently believe it will have a material impact on its provision for income taxes.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$204.8	$168.6	$317.0	$348.0

Weighted-average common shares outstanding:
Basic	64,532,356	65,531,669	64,663,506	65,630,571
Dilutive equity-based compensation awards	242,484	358,108	259,283	378,144
Diluted	64,774,840	65,889,777	64,922,789	66,008,715

Earnings per common share:
Basic	$3.17	$2.57	$4.90	$5.30
Diluted	3.16	2.56	4.88	5.27

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 30,965 and 31,271 for the three months ended June 30, 2025 and 2024, respectively, and 192,763 and 15,636 for the six months ended June 30, 2025 and 2024, respectively.

9. Receivables

Receivables consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Trade receivables - U.S. government	$93.8	$110.4
Trade receivables - other	1,361.0	1,091.3
Other receivables	94.0	85.9
Total receivables, gross	1,548.8	1,287.6
Less allowance for doubtful accounts	(5.8)	(5.7)
Total receivables, net	$1,543.0	$1,281.9

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Current receivables	$1,511.9	$1,254.7
Non-current receivables	31.1	27.2
Total receivables, net	$1,543.0	$1,281.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance at beginning of period	$5.8	$7.2	$5.7	$7.4
Provision for doubtful accounts, net of recoveries	0.1	2.7	0.3	3.0
Charge-off of accounts	(0.2)	—	(0.3)	(0.5)
Foreign currency translation	0.1	—	0.1	—
Allowance at end of period	$5.8	$9.9	$5.8	$9.9

10. Inventories

Inventories consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$1,405.3	$1,202.8
Work in process	477.3	460.3
Finished products	613.1	602.6
Total inventories	$2,495.7	$2,265.7

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Land and land improvements	$109.4	$106.5
Buildings	537.7	514.1
Machinery and equipment	1,406.6	1,318.5
Software and related costs	248.6	245.3
Construction in progress	176.1	210.2
Property, plant and equipment, gross	2,478.4	2,394.6
Less accumulated depreciation	(1,242.8)	(1,178.1)
Property, plant and equipment, net	$1,235.6	$1,216.5

Depreciation expense was $34.2 million and $27.2 million for the three months ended June 30, 2025 and 2024, respectively, and $65.8 million and $53.3 million for the six months ended June 30, 2025 and 2024, respectively.

12. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment during the six months ended June 30, 2025 (in millions):

	Access	Vocational	Corporate and Other	Total
Net goodwill at December 31, 2024	$1,011.0	$393.4	$5.7	$1,410.1
Impairment	—	—	(5.7)	(5.7)
Foreign currency translation	44.4	0.4	—	44.8
Net goodwill at June 30, 2025	$1,055.4	$393.8	$—	$1,449.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents details of the Company’s goodwill by segment (in millions):

	June 30, 2025			December 31, 2024
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,987.5	$(932.1)	$1,055.4	$1,943.1	$(932.1)	$1,011.0
Vocational	563.2	(169.4)	393.8	562.8	(169.4)	393.4
Corporate and other	44.4	(44.4)	—	44.4	(38.7)	5.7
	$2,595.1	$(1,145.9)	$1,449.2	$2,550.3	$(1,140.2)	$1,410.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

The Company recorded goodwill impairment charges of $5.7 million and $38.7 million for the three months ended June 30, 2025 and 2024, respectively. Impairment charges are recorded within "Intangible asset impairments" in the Condensed Consolidated Statement of Income. During the second quarter of 2024, the Company recorded an impairment charge related to Pratt Miller goodwill as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports. During the second quarter of 2025, the Company impaired the remaining Pratt Miller goodwill as changes to royalties expected on defense contracts led to a further decline in the Company's expectations of future performance. A combination of the income and market approaches were used to calculate the fair values of the reporting unit, weighted consistently with the Company’s annual impairment test.

Details of the Company’s purchased intangible assets are as follows (in millions):

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$835.9	$(622.2)	$213.7	$829.8	$(604.6)	$225.2
Trade names	120.4	(20.5)	99.9	120.2	(19.3)	100.9
Technology-related	164.0	(114.5)	49.5	158.9	(107.4)	51.5
Distribution network	55.3	(40.4)	14.9	55.3	(39.8)	15.5
Other	2.3	(1.2)	1.1	33.1	(27.4)	5.7
	1,177.9	(798.8)	379.1	1,197.3	(798.5)	398.8
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,556.7	$(798.8)	$757.9	$1,576.1	$(798.5)	$777.6

In the second quarter of 2024, Pratt Miller's purchased intangibles were assessed for impairment. As a result of the assessments, the Company recorded impairment charges of $8.8 million related to the trade name and $4.1 million related to the customer relationship within "Intangible asset impairments" in the Condensed Consolidated Statement of Income during the three months ended June 30, 2024.

Amortization of purchased intangible assets was $15.5 million and $15.7 million (including $1.7 million and $2.1 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended June 30, 2025 and 2024, respectively, and $31.9 million and $31.3 million (including $4.6 million and $4.2 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the six months ended June 30, 2025 and 2024, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense for purchased intangible assets is as follows (in millions):

Years:
2025 (remaining six months)	$28.5
2026	55.8
2027	55.8
2028	51.5
2029	47.2
2030	45.7

13. Debt

The Company was obligated under the following debt instruments (in millions):

	June 30, 2025	December 31, 2024
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	—
Other long-term debt	4.7	5.2
Total long-term debt	1,104.7	605.2
Current maturities of long-term debt	(1.7)	(2.3)
Debt issuance costs	(3.4)	(3.4)
Total long-term debt, less current maturities (net of debt issuance costs)	$1,099.6	$599.5

Revolving credit facilities	$397.0	$360.0
Current maturities of long-term debt	1.7	2.3
Total revolving credit facilities and current maturities of long-term debt	$398.7	$362.3

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At June 30, 2025, borrowings under the Revolving Credit Facility of $397.0 million and specified outstanding letters of credit of $35.5 million reduced available capacity under the Revolving Credit Facility to $1.12 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2025, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 5.6%.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500.0 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At June 30, 2025, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 5.2%.

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

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of June 30, 2025.

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and the 2030 Senior Notes at any time for a premium.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At June 30, 2025, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $300 million ($296 million at December 31, 2024) and $281 million ($273 million at December 31, 2024), respectively. The fair value of the Revolving Credit Facility approximated its carrying value at June 30, 2025 and December 31, 2024. The fair value of the Term Loan approximated its carrying value at June 30, 2025. See Note 19 for the definition of a Level 2 input.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$72.8	$64.2
Warranty provisions	33.7	32.4
Settlements made	(40.9)	(27.9)
Changes in liability for pre-existing warranties, net	7.0	0.4
Foreign currency translation	0.6	(0.1)
Balance at end of period	$73.2	$69.0

15. Guarantees

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2025 the Company guaranteed an aggregate of $599.9 million in indebtedness of customers. At June 30, 2025, the Company estimated that its maximum loss exposure under these contracts was $104.0 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2025 the Company guaranteed to support an aggregate of $96.6 million of customer equipment value. At June 30, 2025, the Company estimated that its maximum loss exposure under these contracts was $11.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $12.6 million and $12.1 million at June 30, 2025 and December 31, 2024, respectively. The Company’s credit loss exposure (contingent) related to its guarantees was $5.3 million at both June 30, 2025 and December 31, 2024.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At June 30, 2025 and December 31, 2024, the estimated net liabilities for product and general liability claims totaled $47.2 million and $45.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $3.06 billion and $2.86 billion at June 30, 2025 and December 31, 2024, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $55.6 million and $46.5 million at June 30, 2025 and December 31, 2024, respectively.

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

17. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding at beginning of period	64,491,007	65,475,989	64,602,007	65,473,807
Repurchases of Common Stock	(414,755)	(334,699)	(702,307)	(464,193)
Exercise of stock options	10,268	7,084	35,752	49,625
Payment of stock-based restricted and performance shares	5,063	9,273	267,120	167,315
Shares tendered for taxes on stock-based compensation	(1,429)	(3,565)	(123,845)	(79,035)
Other	—	—	11,427	6,563
Outstanding at end of period	64,090,154	65,154,082	64,090,154	65,154,082

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of June 30, 2025, 9,524,101 shares of Common Stock remain under this authority.

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended June 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$67.3	$(136.5)	$0.5	$(68.7)
Other comprehensive income (loss) before reclassifications	—	77.4	—	77.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	(0.3)	(1.3)
Net other comprehensive income (loss)	(1.0)	77.4	(0.3)	76.1
Balance at end of period	$66.3	$(59.1)	$0.2	$7.4

	Three Months Ended June 30, 2024
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$32.6	$(122.0)	$(0.2)	$(89.6)
Other comprehensive income (loss) before reclassifications	—	(11.4)	—	(11.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	—	(0.2)	(0.7)
Net other comprehensive income (loss)	(0.5)	(11.4)	(0.2)	(12.1)
Balance at end of period	$32.1	$(133.4)	$(0.4)	$(101.7)

	Six Months Ended June 30, 2025
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$68.4	$(172.2)	$0.6	$(103.2)
Other comprehensive income (loss) before reclassifications	—	113.1	0.2	113.3
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	(0.6)	(2.7)
Net other comprehensive income (loss)	(2.1)	113.1	(0.4)	110.6
Balance at end of period	$66.3	$(59.1)	$0.2	$7.4

	Six Months Ended June 30, 2024
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	(28.9)	0.5	(28.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	—	(0.4)	(1.3)
Net other comprehensive income (loss)	(0.9)	(28.9)	0.1	(29.7)
Balance at end of period	$32.1	$(133.4)	$(0.4)	$(101.7)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Rabbi trust (a)	$10.9	$—	$—	$10.9
Investment in equity securities (b)	9.1	—	—	9.1
Foreign currency exchange derivatives (c)	—	3.0	—	3.0
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.8	$—	$0.8

December 31, 2024
Assets:
Rabbi trust (a)	$13.6	$—	$—	$13.6
Investment in equity securities (b)	5.2	—	—	5.2
Foreign currency exchange derivatives (c)	—	1.7	—	1.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.0	$—	$1.0
a)
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
b)
Represents investments in equity securities for which quoted prices in active markets are available. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.
c)
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

Access: This segment consists of the JLG and Jerr-Dan brands. JLG designs and manufactures mobile aerial work platforms and telehandlers and low-level access solutions that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. JerrDan designs and manufactures towing and recovery vehicles. Access customers include equipment rental companies, construction contractors, home improvement centers and towing companies.

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

Transport: This segment includes Oshkosh Defense and delivery vehicles. Defense designs and manufactures tactical wheeled vehicles and supplies parts and services for the U.S. military and for other militaries around the world. Delivery designs and manufactures vehicles for the USPS.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes Pratt Miller, corporate office expenses, certain new product development costs, stock-based compensation and costs of certain business initiatives.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Access
Aerial work platforms	$638.0	$675.6	$1,088.8	$1,266.6
Telehandlers	325.1	428.6	569.6	802.0
Other	292.9	302.7	554.7	575.8
Total Access	1,256.0	1,406.9	2,213.1	2,644.4

Vocational
Municipal fire apparatus(a)	398.0	331.4	727.8	636.9
Airport products(a)	246.1	215.5	471.4	413.6
Refuse and recycling vehicles	197.0	176.9	402.5	324.2
Other(a)	128.6	119.3	234.8	240.8
Total Vocational	969.7	843.1	1,836.5	1,615.5

Transport
Defense (b)	372.0	535.6	784.7	1,044.7
Delivery vehicles	107.1	36.3	157.4	36.3
Total Transport	479.1	571.9	942.1	1,081.0

Corporate and other (b)	27.3	25.0	53.2	49.8
Consolidated	$2,732.1	$2,846.9	$5,044.9	$5,390.7
(a)
Results for 2024 have been reclassified to reflect the separate presentation of the airport products product line.
(b)
Results for 2024 have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$1,256.0	$969.7	$479.1	$27.3	$2,732.1
Cost of sales (excluding R&D)	972.2	735.5	434.0	20.9	2,162.6
Research and development	22.0	13.8	1.2	8.0	45.0
Gross income	261.8	220.4	43.9	(1.6)	524.5
Employee compensation	40.7	35.0	14.0	41.0	130.7
Amortization of purchased intangibles	3.6	9.4	—	0.8	13.8
Intangible asset impairment	—	—	—	5.7	5.7
Other segment items(a)	35.9	28.7	12.1	5.9	82.6
Operating income	$181.6	$147.3	$17.8	$(55.0)	291.7
Interest expense, net of interest income					(28.1)
Miscellaneous, net					7.3
Income before income taxes and losses of unconsolidated affiliates					$270.9
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

	Three Months Ended June 30, 2024
	Access	Vocational	Transport(a)	Corporate and Other(a)	Consolidated
Net Sales	$1,406.9	$843.1	$571.9	$25.0	$2,846.9
Cost of sales (excluding R&D)	1,059.4	649.8	528.1	19.4	2,256.7
Research and development	21.5	10.9	6.0	5.7	44.1
Gross income	326.0	182.4	37.8	(0.1)	546.1
Employee compensation	41.7	32.0	13.5	43.9	131.1
Amortization of purchased intangibles	2.3	9.9	—	1.4	13.6
Intangible asset impairment	—	—	—	51.6	51.6
Other segment items(b)	35.5	34.0	12.4	7.0	88.9
Operating income	$246.5	$106.5	$11.9	$(104.0)	260.9
Interest expense, net of interest income					(30.3)
Miscellaneous, net					(1.5)
Income before income taxes and losses of unconsolidated affiliates					$229.1
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.
(b)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$2,213.1	$1,836.5	$942.1	$53.2	$5,044.9
Cost of sales (excluding R&D)	1,721.9	1,391.1	868.8	44.9	4,026.7
Research and development	43.3	32.0	3.7	14.8	93.8
Gross income	447.9	413.4	69.6	(6.5)	924.4
Employee compensation	81.7	69.3	26.9	75.3	253.2
Amortization of purchased intangibles	7.0	18.8	—	1.5	27.3
Intangible asset impairment	—	—	—	5.7	5.7
Other segment items(a)	74.5	60.2	24.3	12.1	171.1
Operating income	$284.7	$265.1	$18.4	$(101.1)	467.1
Interest expense, net of interest income					(53.1)
Miscellaneous, net					7.8
Income before income taxes and losses of unconsolidated affiliates					$421.8
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

	Six Months Ended June 30, 2024
	Access	Vocational	Transport(a)	Corporate and Other(a)	Consolidated
Net Sales	$2,644.4	$1,615.5	$1,081.0	$49.8	$5,390.7
Cost of sales (excluding R&D)	2,000.9	1,260.9	988.3	41.1	4,291.2
Research and development	38.9	21.7	13.3	9.5	83.4
Gross income	604.6	332.9	79.4	(0.8)	1,016.1
Employee compensation	79.7	63.9	27.9	77.8	249.3
Amortization of purchased intangibles	4.6	19.8	—	2.7	27.1
Intangible asset impairment	—	—	—	51.6	51.6
Other segment items(b)	65.7	62.6	26.3	12.9	167.5
Operating income	$454.6	$186.6	$25.2	$(145.8)	520.6
Interest expense, net of interest income					(51.1)
Miscellaneous, net					(3.5)
Income before income taxes and losses of unconsolidated affiliates					$466.0
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.
(b)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Access	$20.2	$15.1	$38.9	$29.4
Vocational	21.3	20.2	42.5	40.2
Transport	7.8	6.0	15.4	11.7
Corporate and Other	6.6	6.6	12.7	13.2
Consolidated	$55.9	$47.9	$109.5	$94.5
Capital expenditures(a):
Access	$38.4	$25.8	$63.6	$52.1
Vocational	12.0	8.3	25.5	38.5
Transport	3.4	6.9	8.6	50.2
Corporate and Other	0.5	0.5	1.3	3.6
Consolidated	$54.3	$41.5	$99.0	$144.4
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,003.0	$892.0	$371.8	$22.2	$2,289.0
Other North America	56.2	44.7	—	1.1	102.0
Europe, Africa and Middle East	138.8	14.9	106.5	2.1	262.3
Rest of the World	58.0	18.1	0.8	1.9	78.8
Consolidated	$1,256.0	$969.7	$479.1	$27.3	$2,732.1

	Three Months Ended June 30, 2024
	Access	Vocational	Transport (a)	Corporate and Other (a)	Total
Net sales:
United States	$1,108.8	$750.3	$517.5	$22.8	$2,399.4
Other North America	60.9	61.5	—	0.2	122.6
Europe, Africa and Middle East	138.6	19.1	54.3	2.0	214.0
Rest of the World	98.6	12.2	0.1	—	110.9
Consolidated	$1,406.9	$843.1	$571.9	$25.0	$2,846.9
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,706.0	$1,689.1	$676.7	$45.1	$4,116.9
Other North America	107.6	87.0	—	1.1	195.7
Europe, Africa and Middle East	283.4	31.0	244.6	5.0	564.0
Rest of the World	116.1	29.4	20.8	2.0	168.3
Consolidated	$2,213.1	$1,836.5	$942.1	$53.2	$5,044.9

	Six Months Ended June 30, 2024
	Access	Vocational	Transport (a)	Corporate and Other (a)	Total
Net sales:
United States	$2,098.4	$1,458.2	$951.5	$46.4	$4,554.5
Other North America	103.2	107.8	—	0.4	211.4
Europe, Africa and Middle East	244.6	29.2	129.2	3.0	406.0
Rest of the World	198.2	20.3	0.3	—	218.8
Consolidated	$2,644.4	$1,615.5	$1,081.0	$49.8	$5,390.7
(a)
Results have been reclassified to reflect the move of Pratt Miller from the Transport segment to Corporate and Other.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; risks that a trade war and related tariffs could reduce the demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to accurately predict future input costs associated with U.S. Department of Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to realize the anticipated benefits associated with the AeroTech acquisition; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms and the potential for shutdowns; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025 and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

General

In July 2024, the Company moved the reporting responsibility for Pratt Miller from its Transport segment to the Chief Technology and Strategic Sourcing Officer to better utilize Pratt Miller’s expertise across the entire Oshkosh Corporation enterprise. Pratt Miller results are now reported within "Corporate and other." All historical information has been recast to reflect this change.

In June 2025, the Company renamed the Defense segment to the Transport segment to better reflect the full scope of the segment's operations serving defense and commercial markets.

Major products manufactured and marketed by each of the Company’s segments are as follows:

Access — aerial work platforms and telehandlers used in a wide variety of construction, industrial, agricultural, vegetation management and maintenance applications to position workers and materials at elevated heights. Access customers include equipment rental companies, construction contractors and home improvement centers. The Access segment also manufactures carriers and wreckers sold to towing companies.

Vocational — custom and commercial firefighting vehicles and equipment sold to municipal fire departments; aviation ground support products, gate equipment and airport services sold to commercial airlines, airports, air-freight carriers, ground handling customers and the military; aircraft rescue and firefighting (ARFF) vehicles sold to airports and the U.S. military; refuse and recycling collection vehicles sold to commercial and municipal waste haulers; field service vehicles and truck-mounted cranes sold to mining, construction and equipment rental companies; simulators, mobile command and control vehicles and other emergency vehicles sold to fire departments and other governmental units; and front-discharge concrete mixers sold to ready-mix companies.

Transport — tactical vehicles, trailers and parts sold to the U.S. military and to other militaries around the world and delivery vehicles for the United States Postal Service (USPS).

Overview

Consolidated net sales in the second quarter of 2025 decreased $114.8 million, or 4.0%, to $2.73 billion compared to the second quarter of 2024 primarily due to lower sales volume in the Access and Transport segments, partially offset by higher Vocational segment sales volume and improved pricing. Market conditions for access equipment in North America were in line with the Company's expectations and reflected the expiration of the Company's agreement to produce Caterpillar-branded telehandlers, which ended in the fourth quarter of 2024, as well as higher discounts. The Vocational segment delivered higher sales volume and continued to benefit from higher pricing. Transport segment revenue reflected the steady ramp-up of production of Next Generation Delivery Vehicles (NGDV) for the USPS.

Consolidated operating income increased 11.8% to $291.7 million, or 10.7% of sales, in the second quarter of 2025 compared to $260.9 million, or 9.2% of sales, in the second quarter of 2024. The increase in operating income, despite the lower sales volume, was primarily due to lower intangible asset impairments and improved sales mix. Earnings per share was $3.16 for the second quarter of 2025, compared to $2.56 in the second quarter of 2024.

The Company continued to repurchase shares of its Common Stock throughout the quarter, repurchasing nearly 415,000 shares for $40 million, bringing share repurchases for the first six months of 2025 to nearly $70 million. Share repurchases during the previous twelve months benefited earnings per share by $0.06 compared to the second quarter of 2024.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Company expects the OBBBA to reduce the Company's tax payments in 2025 by approximately $100 million as a result of the acceleration of deductions.

The Company expects its 2025 diluted earnings per share to be approximately $10.25. The earnings per share estimate includes after-tax charges of $0.68 per share related to amortization of purchased intangibles and $0.07 per share related to intangible asset impairments. Excluding these items, the Company's 2025 adjusted earnings per share estimate is approximately $11.00.

The international trade environment remains dynamic and difficult to predict. The Company's revised estimates reflect a more limited impact of tariffs compared to its previous guidance due to pauses and revisions to tariff rates and the Company's performance in the second quarter. The earnings per share guidance is in the range of the Company's January outlook as anticipated tariff impacts are expected to be offset by company-wide cost reduction actions. The Company's estimates include direct impacts of tariffs based on rates as of July 30, 2025 and do not reflect potential future indirect impacts, including weaker macroeconomic conditions, which are difficult to predict at this time.

The Company expects Access segment sales and operating income margin in 2025 to be approximately $4.4 billion and 11.5%, respectively, compared to its initial expectations in January 2025 of approximately $4.4 billion and 12.5%, respectively.

The Company expects Vocational segment sales and operating income margin in 2025 to be approximately $3.8 billion and 15.0%, respectively, compared to its initial expectations in January 2025 of approximately $3.8 billion and 14.0%, respectively.

The Company expects Transport segment sales and operating income margin in 2025 to be approximately $2.3 billion and 4.5%, respectively, compared to its initial expectations in January 2025 of approximately $2.3 billion and 4.0%, respectively.

The Company expects Corporate and other, including Pratt Miller, to have an operating loss of approximately $191 million in 2025, including the Pratt Miller intangible asset impairment charge recognized in the second quarter of 2025.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$2,732.1	$2,846.9	$(114.8)	-4.0%	$5,044.9	$5,390.7	$(345.8)	-6.4%
Cost of sales	2,207.6	2,300.8	(93.2)	-4.1%	4,120.5	4,374.6	(254.1)	-5.8%
Gross income	$524.5	$546.1	$(21.6)	-4.0%	$924.4	$1,016.1	$(91.7)	-9.0%
% of sales	19.2%	19.2%	0 bps		18.3%	18.8%	-50 bps
Selling, general and administrative	$213.3	$220.0	$(6.7)	-3.0%	$424.3	$416.8	$7.5	1.8%
Amortization of purchased intangibles	13.8	13.6	0.2	1.5%	27.3	27.1	0.2	0.7%
Intangible asset impairments	5.7	51.6	(45.9)	-89.0%	5.7	51.6	(45.9)	-89.0%
Operating income	$291.7	$260.9	$30.8	11.8%	$467.1	$520.6	$(53.5)	-10.3%
% of sales	10.7%	9.2%	150 bps		9.3%	9.7%	-40 bps

The following table presents net sales by geographic region based on product shipment destination (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
United States	$2,289.0	$2,399.4	$(110.4)	-4.6%	$4,116.9	$4,554.5	$(437.6)	-9.6%
Other North America	102.0	122.6	(20.6)	-16.8%	195.7	211.4	(15.7)	-7.4%
Europe, Africa and Middle East	262.3	214.0	48.3	22.6%	564.0	406.0	158.0	38.9%
Rest of the World	78.8	110.9	(32.1)	-28.9%	168.3	218.8	(50.5)	-23.1%
Consolidated	$2,732.1	$2,846.9	$(114.8)	-4.0%	$5,044.9	$5,390.7	$(345.8)	-6.4%

Second Quarter 2025 Compared to 2024

Consolidated net sales decreased primarily due to lower sales volume in the Access ($121 million) and Transport ($102 million) segments, offset in part by higher sales volume in the Vocational segment ($81 million) and improved pricing ($21 million).

Consolidated gross margin remained flat in the second quarter of 2025 compared to the second quarter of 2024 as improved sales mix (100 basis points) and improved pricing (60 basis points) were offset by higher production costs (90 basis points) and higher warranty expense (20 basis points).

Consolidated selling, general and administrative expenses decreased due to lower integration costs related to AeroTech ($7 million) and lower expense for credit loss reserves ($3 million), offset in part by operating costs related to the acquisition of AUSACORP S.L. (AUSA) ($4 million).

During the second quarter of 2024, the Company recorded impairment charges related to Pratt Miller goodwill and intangibles ($52 million) as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports. During the second quarter of 2025, the Company impaired the remaining Pratt Miller goodwill ($6 million) as a reduction in royalties expected on defense contracts led to a further decline in the Company's expectations.

The increase in consolidated operating income was primarily due to lower intangible asset impairments ($46 million), favorable sales mix ($23 million) and improved pricing ($21 million), offset in part by the impact of lower gross margin associated with lower sales volume ($36 million) and higher production costs ($23 million).

First Six Months 2025 Compared to 2024

Consolidated net sales decreased primarily due to lower sales volume in the Access ($382 million) and Transport ($156 million) segments, offset in part by higher sales volume ($138 million) in the Vocational segment and improved pricing ($50 million).

The decrease in consolidated gross margin was primarily due to higher production costs (110 basis points), higher engineering costs (30 basis points) and higher warranty expense (20 basis points), offset in part by improved pricing (70 basis points) and improved sales mix (70 basis points).

Consolidated selling, general and administrative expenses increased primarily due to operating costs related to the acquisition of AUSA ($8 million).

The Company recorded intangible asset impairments related to Pratt Miller of $6 million and $52 million during the six months ended June 30, 2025 and 2024, respectively.

The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($103 million) and higher production costs ($44 million), offset in part by improved pricing ($50 million) and lower intangible asset impairments ($46 million).

The following table presents consolidated non-operating changes (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Interest expense, net of interest income	$(28.1)	$(30.3)	$2.2	-7.3%	$(53.1)	$(51.1)	$(2.0)	3.9%
Miscellaneous, net	7.3	(1.5)	8.8	-586.7%	7.8	(3.5)	11.3	-322.9%

Provision for income taxes	65.2	53.5	11.7	21.9%	102.0	108.2	(6.2)	-5.7%
Effective tax rate	24.1%	23.4%			24.2%	23.2%

Losses of unconsolidated affiliates	$(0.9)	$(7.0)	$6.1	-87.1%	$(2.8)	$(9.8)	$7.0	-71.4%

Second Quarter 2025 Compared to 2024

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the second quarter of 2025 included a $6 million gain on investments, partially offset by foreign currency transaction losses of $2 million. Results for the second quarter of 2024 included foreign currency transaction losses of $1 million.

Losses of unconsolidated affiliates in the second quarter of 2024 included an impairment of an equity method investment of $7 million.

First Six Months 2025 Compared to 2024

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first six months of 2025 included a $4 million gain on investments, partially offset by foreign currency transaction losses of $1 million. Results for the first six months of 2024 included foreign currency transaction losses of $4 million.

Losses of unconsolidated affiliates included an impairment of an equity method investment of $7 million in the first six months of 2024.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$1,256.0	$1,406.9	$(150.9)	-10.7%	$2,213.1	$2,644.4	$(431.3)	-16.3%
Cost of sales	994.2	1,080.9	(86.7)	-8.0%	1,765.2	2,039.8	(274.6)	-13.5%
Gross income	$261.8	$326.0	$(64.2)	-19.7%	$447.9	$604.6	$(156.7)	-25.9%
% of sales	20.8%	23.2%	-240 bps		20.2%	22.9%	-270 bps
Selling, general and administrative	$76.6	$77.2	$(0.6)	-0.8%	$156.2	$145.4	$10.8	7.4%
Amortization of purchased intangibles	3.6	2.3	1.3	56.5%	7.0	4.6	2.4	52.2%
Operating income	$181.6	$246.5	$(64.9)	-26.3%	$284.7	$454.6	$(169.9)	-37.4%
% of sales	14.5%	17.5%	-300 bps		12.9%	17.2%	-430 bps

Second Quarter 2025 Compared to 2024

Access segment net sales decreased primarily due to the expiration of the agreement to produce Caterpillar-branded telehandlers, lower sales volumes in Europe, Africa and the Middle East and higher sales discounts ($35 million), offset in part by sales related to the acquisition of AUSA ($38 million).

The decrease in gross margin in the Access segment was primarily due to higher sales discounts (190 basis points) and lower absorption as a result of lower production (100 basis points), offset in part by improved customer mix (40 basis points).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($36 million) and higher sales discounts ($35 million), offset in part by favorable customer mix ($5 million).

First Six Months 2025 Compared to 2024

Access segment net sales decreased primarily as a result of lower organic sales volume ($457 million) as a result of softer market conditions and the expiration of the agreement to produce Caterpillar-branded telehandlers, as well as higher sales discounts ($50 million), offset in part by sales related to the acquisition of AUSA ($75 million).

The decrease in gross margin in the Access segment was primarily due to higher sales discounts (160 basis points), lower absorption as a result of lower production (140 basis points), and higher engineering costs (60 basis points), offset in part by favorable sales mix (50 basis points).

The increase in selling, general and administrative expenses was primarily due to operating costs related to the acquisition of AUSA ($8 million).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($112 million), higher sales discounts ($50 million) and unfavorable manufacturing absorption ($18 million), offset in part by favorable customer mix ($17 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$969.7	$843.1	$126.6	15.0%	$1,836.5	$1,615.5	$221.0	13.7%
Cost of sales	749.3	660.7	88.6	13.4%	1,423.1	1,282.6	140.5	11.0%
Gross income	$220.4	$182.4	$38.0	20.8%	$413.4	$332.9	$80.5	24.2%
% of sales	22.7%	21.6%	110 bps		22.5%	20.6%	190 bps
Selling, general and administrative	$63.7	$66.0	$(2.3)	-3.5%	$129.5	$126.5	$3.0	2.4%
Amortization of purchased intangibles	9.4	9.9	(0.5)	-5.1%	18.8	19.8	(1.0)	-5.1%
Operating income	$147.3	$106.5	$40.8	38.3%	$265.1	$186.6	$78.5	42.1%
% of sales	15.2%	12.6%	260 bps		14.4%	11.6%	280 bps

Second Quarter 2025 Compared to 2024

Vocational segment net sales increased due to higher sales volume ($81 million) as a result of increased production rates and improved pricing in response to higher input costs ($49 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (360 basis points), offset in part by higher production costs (150 basis points), higher material costs (70 basis points) and increased litigation expense (30 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($49 million) and the impact of higher gross margin associated with higher sales volume ($24 million), offset in part by higher production costs ($13 million), higher material costs ($8 million), higher warranty expense ($3 million), higher litigation expense ($3 million) and higher engineering costs ($3 million).

First Six Months 2025 Compared to 2024

Vocational segment net sales increased due to higher sales volume ($138 million) as a result of increased production rates and improved pricing in response to higher input costs ($86 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (340 basis points), offset in part by higher material costs (60 basis points), increased warranty expense (30 basis points) and higher engineering costs (20 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($86 million) and the impact of higher gross margin associated with higher sales volume ($39 million), offset in part by higher production costs ($16 million), higher material costs ($8 million), higher engineering costs ($8 million), higher warranty expense ($7 million) and costs to start-up a plant in Tennessee ($5 million).

Transport

The following table presents the Transport segment results (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$479.1	$571.9	$(92.8)	-16.2%	$942.1	$1,081.0	$(138.9)	-12.8%
Cost of sales	435.2	534.1	(98.9)	-18.5%	872.5	1,001.6	(129.1)	-12.9%
Gross income	$43.9	$37.8	$6.1	16.1%	$69.6	$79.4	$(9.8)	-12.3%
% of sales	9.2%	6.6%	260 bps		7.4%	7.3%	10 bps
Selling, general and administrative	$26.1	$25.9	$0.2	0.8%	$51.2	$54.2	$(3.0)	-5.5%
Operating income	$17.8	$11.9	$5.9	49.6%	$18.4	$25.2	$(6.8)	-27.0%
% of sales	3.7%	2.1%	160 bps		2.0%	2.3%	-30 bps

Second Quarter 2025 Compared to 2024

Transport segment net sales decreased due to lower Joint Light Tactical Vehicles (JLTV) sales volume to the U.S. Department of Defense (DoD), offset in part by increased sales volume for the NGDV, which commenced in the second quarter of 2024, and improved international tactical wheeled vehicle sales volume.

The increase in gross margin in the Transport segment was primarily due to improved pricing (130 basis points), improved sales mix (70 basis points) and lower unfavorable cumulative catch-up adjustments on contracts (50 basis points).

The increase in operating income in the Transport segment was largely a result of improved pricing under the more recent Family of Heavy Tactical Vehicles (FHTV) contracts ($7 million), lower new product development costs ($5 million), lower unfavorable cumulative catch-up adjustments on contracts ($4 million) and improved sales mix ($3 million), offset in part by the impact of lower gross margin associated with lower sales volume ($13 million).

First Six Months 2025 Compared to 2024

Transport segment net sales decreased primarily due to lower JLTV sales volume to the DoD, offset in part by sales volume for the NGDV, which commenced in the second quarter of 2024, higher international tactical wheeled vehicle sales volume and higher FHTV sales volume.

The increase in gross margin in the Transport segment in the first six months of 2025 compared to the first six months of 2024 was primarily due to improved pricing (120 basis points), offset in part by higher warranty expense (60 basis points) and higher unfavorable cumulative catch-up adjustments on contracts (40 basis points).

The decrease in operating income in the Transport segment was largely a result of the impact of lower gross margin associated with lower sales volume ($22 million) and higher warranty expense ($4 million), offset in part by improved pricing ($13 million) and lower new product development costs ($10 million).

Corporate and other

The following table presents corporate and other results (in millions):

	Second Quarter				First Six Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$27.3	$25.0	$2.3	9.2%	$53.2	$49.8	$3.4	6.8%
Cost of sales	28.9	25.1	3.8	15.1%	59.7	50.6	9.1	18.0%
Gross income	(1.6)	(0.1)	(1.5)	1500.0%	(6.5)	(0.8)	(5.7)	712.5%
Selling, general and administrative	46.9	50.9	(4.0)	-7.9%	87.4	90.7	(3.3)	-3.6%
Amortization of purchased intangibles	0.8	1.4	(0.6)	-42.9%	1.5	2.7	(1.2)	-44.4%
Intangible asset impairments	5.7	51.6	(45.9)	-89.0%	5.7	51.6	(45.9)	-89.0%
Operating loss	$(55.0)	$(104.0)	$49.0	-47.1%	$(101.1)	$(145.8)	$44.7	-30.7%

Second Quarter 2025 Compared to 2024

Net operating costs for corporate and other decreased primarily due to lower intangible asset impairments ($46 million) at the Company's Pratt Miller business unit.

First Six Months 2025 Compared to 2024

Net operating costs for corporate and other decreased primarily due to lower intangible asset impairments ($46 million) at the Company's Pratt Miller business unit.

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2025, including $191.7 million of cash and cash equivalents and $1.12 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of June 30, 2025 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

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

Financial Condition at June 30, 2025

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$191.7	$204.9
Total debt	1,498.3	961.8
Total shareholders’ equity	4,454.4	4,152.1
Total capitalization (debt plus equity)	5,952.7	5,113.9
Debt to total capitalization	25.2%	18.8%

The Company’s ratio of debt to total capitalization of 25.2% at June 30, 2025 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2024 was due to higher borrowings to fund seasonal working capital needs.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At June 30, 2025, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at December 31, 2024 to 47 days at June 30, 2025. Days sales outstanding for segments other than the Transport segment increased from 44 days at December 31, 2024 to 52 days at June 30, 2025 primarily due to timing of cash receipts from customers in the Access segment at December 31, 2024. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.9 times at December 31, 2024 to 3.5 times at June 30, 2025 primarily due to increases in inventory levels in all three segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) decreased from 65 days at December 31, 2024 to 56 days at June 30, 2025 due to timing of payments.

Cash Flows

Operating Cash Flows

Operating activities used $305.7 million of cash in the first six months of 2025 compared to $566.8 million of cash during the first six months of 2024. The decrease in cash used by operating activities was primarily due to lower tax payments, improved management of unbilled receivables and lower investments in deferred contract assets, offset in part by higher inventory levels. The first six months of 2025 included net cash tax payments of $148 million, which was down $178 million compared to the first six months of 2024 primarily due to higher taxable income in 2023 as a result of the timing of customer advances.

The Company increased its expectations of cash from operating activities in 2025 by $100 million to a range of $650 million to $750 million, primarily as a result of lower projected tax payments following the enactment of the OBBBA.

Investing Cash Flows

Investing activities used cash of $99.1 million in the first six months of 2025 compared to $149.3 million during the first six months of 2024. Through the first six months of 2025, the Company used $80.9 million for capital expenditures, a decrease of $58.7 million compared to the first six months of 2024 as the Company was investing in new facilities in South Carolina and Tennessee in 2024. The Company continues to expect that it will invest $250 million on capital expenditures in 2025 due to efforts to expand production capacity in the Vocational segment.

Financing Cash Flows

Financing activities provided cash of $379.4 million in the first six months of 2025 compared to $732.8 million during the first six months of 2024 primarily due to lower net borrowings. In the first six months of 2025, the Company repurchased 702,307 shares of its Common Stock at an aggregate cost of $68.7 million. In the first six months of 2024, the Company repurchased 464,193 shares of its Common Stock at an aggregate cost of $54.6 million. The Company plans to accelerate share repurchases in the second half of 2025. As of June 30, 2025, the Company had approximately 9.5 million shares of Common Stock remaining under its repurchase authorization.

Liquidity

Credit Agreements

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At June 30, 2025, borrowings under the Revolving Credit Facility of $397.0 million and specified outstanding letters of credit of $35.5 million reduced available capacity under the Revolving Credit Facility to $1.12 billion.

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

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of June 30, 2025 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

Senior Notes

In May 2018, the Company issued $300.0 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300.0 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and the 2030 Senior Notes at any time for a premium.

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2025.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2024 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 17% of the Company’s net sales in the first six months of 2025. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2025 decreased 7.4% to $14.23 billion compared to $15.37 billion at June 30, 2024. Access segment backlog decreased 63.6% to $1.19 billion at June 30, 2025 compared to $3.26 billion at June 30, 2024. The Company believes the decrease in backlog is primarily the result of the normalization of orders in connection with improved product availability as well as slowing demand in North America. Vocational segment backlog increased 10.4% to $6.27 billion at June 30, 2025 compared to $5.68 billion at June 30, 2024 due to strong demand for municipal fire apparatus and price increases. Unit backlog for municipal fire apparatus as of June 30, 2025 was up 4.4% compared to June 30, 2024. Unit backlog for refuse and recycling collection vehicles as of June 30, 2025 was down 26.3% compared to June 30, 2024. Transport segment backlog increased 5.1% to $6.71 billion at June 30, 2025 compared to $6.38 billion at June 30, 2024, due to the NGDV order received in the fourth quarter of 2024, offset in part by the completion of production under the Company's domestic JLTV contract.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales. Approximately 71% of the Company’s June 30, 2025 backlog is not expected to be filled in 2025.

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

2025 Expectations
Earnings per share-diluted (GAAP)	$10.25
Amortization of purchased intangibles, net of tax	0.68
Intangible asset impairments, net of tax	0.07
Adjusted earnings per share-diluted (non-GAAP)	$11.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	155,987	$86.15	155,987	9,782,869
May 1 - May 31	140,728	95.50	140,728	9,642,141
June 1 - June 30	118,040	108.43	118,040	9,524,101
Total	414,755		414,755

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At June 30, 2025, the Company had repurchased 2,475,899 shares under this authorization. As a result, the Company had 9,524,101 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2025.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated August 1, 2025.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2025.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated August 1, 2025.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

August 1, 2025	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

August 1, 2025	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 1, 2025	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)