Form 10-Q
period 2025-09-30
OSHKOSH CORP
filed 2025-10-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 22, 2025, 63,254,319 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$2,688.6	$2,741.4	$7,733.5	$8,132.1
Cost of sales	2,218.1	2,235.4	6,338.6	6,610.0
Gross income	470.5	506.0	1,394.9	1,522.1

Operating expenses:
Selling, general and administrative	196.2	226.4	620.5	643.2
Amortization of purchased intangibles	13.9	13.4	41.2	40.5
Intangible asset impairments	—	—	5.7	51.6
Total operating expenses	210.1	239.8	667.4	735.3
Operating income	260.4	266.2	727.5	786.8

Other income (expense):
Interest expense	(30.6)	(33.6)	(87.7)	(88.0)
Interest income	2.5	1.9	6.5	5.2
Miscellaneous, net	6.1	3.6	13.9	0.1
Income before income taxes and losses of unconsolidated affiliates	238.4	238.1	660.2	704.1
Provision for income taxes	41.7	56.6	143.7	164.8
Income before losses of unconsolidated affiliates	196.7	181.5	516.5	539.3
Losses of unconsolidated affiliates	(0.5)	(1.2)	(3.3)	(11.0)
Net income	$196.2	$180.3	$513.2	$528.3

Earnings per share:
Basic	$3.06	$2.76	$7.96	$8.06
Diluted	3.04	2.75	7.92	8.02

Cash dividends declared per share on Common Stock	$0.51	$0.46	$1.53	$1.38

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$196.2	$180.3	$513.2	$528.3
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.1)	(0.4)	(3.2)	(1.3)
Currency translation adjustments	(3.1)	29.9	110.0	1.0
Change in fair value of derivative instruments	(0.3)	(0.1)	(0.7)	—
Total other comprehensive income (loss), net of tax	(4.5)	29.4	106.1	(0.3)
Comprehensive income	$191.7	$209.7	$619.3	$528.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$211.8	$204.9
Receivables, net	1,451.0	1,254.7
Unbilled receivables, net	680.7	636.5
Inventories	2,457.8	2,265.7
Income taxes receivable	37.6	51.2
Other current assets	102.8	114.5
Total current assets	4,941.7	4,527.5
Property, plant and equipment, net	1,249.2	1,216.5
Goodwill	1,447.4	1,410.1
Purchased intangible assets, net	743.4	777.6
Deferred income taxes	200.4	259.0
Deferred contract costs	834.1	842.6
Other non-current assets	424.3	389.8
Total assets	$9,840.5	$9,423.1

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$106.7	$362.3
Accounts payable	962.1	1,143.4
Customer advances	673.3	648.8
Payroll-related obligations	222.2	246.2
Income taxes payable	85.8	140.1
Other current liabilities	451.3	446.5
Total current liabilities	2,501.4	2,987.3
Long-term debt, less current maturities	1,099.7	599.5
Non-current customer advances	1,151.5	1,154.4
Deferred income taxes	25.9	26.9
Other non-current liabilities	524.7	502.9
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	860.1	847.8
Retained earnings	4,782.1	4,367.2
Accumulated other comprehensive income (loss)	2.9	(103.2)
Common Stock in treasury, at cost (11,621,824 and 10,499,458 shares, respectively)	(1,108.5)	(960.4)
Total shareholders’ equity	4,537.3	4,152.1
Total liabilities and shareholders’ equity	$9,840.5	$9,423.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4
Net income	—	—	196.2	—	—	196.2
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.1)	—	(1.1)
Currency translation adjustments	—	—	—	(3.1)	—	(3.1)
Derivative instruments, net of tax	—	—	—	(0.3)	—	(0.3)
Cash dividends ($0.51 per share)	—	—	(32.6)	—	—	(32.6)
Repurchases of Common Stock	—	—	—	—	(90.6)	(90.6)
Exercise of stock options	—	0.7	—	—	3.5	4.2
Stock-based compensation expense	—	10.4	—	—	—	10.4
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.3)	(0.3)
Other	—	0.1	—	—	—	0.1
Balance at September 30, 2025	$0.7	$860.1	$4,782.1	$2.9	$(1,108.5)	$4,537.3

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2024	$0.7	$833.0	$4,093.6	$(101.7)	$(900.7)	$3,924.9
Net income	—	—	180.3	—	—	180.3
Pension and post-employment benefits, net of tax of $0.1	—	—	—	(0.4)	—	(0.4)
Currency translation adjustments	—	—	—	29.9	—	29.9
Derivative instruments, net of tax	—	—	—	(0.1)	—	(0.1)
Cash dividends ($0.46 per share)	—	—	(29.9)	—	—	(29.9)
Repurchases of Common Stock	—	—	—	—	(11.0)	(11.0)
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	9.0		—	—	9.0
Payment of stock-based restricted and performance shares	—	(1.1)	—	—	1.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.8)	(0.8)
Other	—	0.1	—	—	—	0.1
Balance at September 30, 2024	$0.7	$841.0	$4,244.0	$(72.3)	$(911.4)	$4,102.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	513.2	—	—	513.2
Pension and post-employment benefits, net of tax of $1.1	—	—	—	(3.2)	—	(3.2)
Currency translation adjustments	—	—	—	110.0	—	110.0
Derivative instruments, net of tax	—	—	—	(0.7)	—	(0.7)
Cash dividends ($1.53 per share)	—	—	(98.3)	—	—	(98.3)
Repurchases of Common Stock	—	—	—	—	(159.3)	(159.3)
Exercise of stock options	—	1.4	—	—	5.9	7.3
Stock-based compensation expense	—	29.5	—	—	—	29.5
Payment of stock-based restricted and performance shares	—	(18.1)	—	—	18.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.5)	(13.5)
Other	—	(0.5)	—	—	0.7	0.2
Balance at September 30, 2025	$0.7	$860.1	$4,782.1	$2.9	$(1,108.5)	$4,537.3

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2023	$0.7	$823.0	$3,805.8	$(72.0)	$(852.2)	$3,705.3
Net income	—	—	528.3	—	—	528.3
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.3)	—	(1.3)
Currency translation adjustments	—	—	—	1.0	—	1.0
Derivative instruments, net of tax	—	—	—	—	—	—
Cash dividends ($1.38 per share)	—	—	(90.1)	—	—	(90.1)
Repurchases of Common Stock	—	—	—	—	(65.6)	(65.6)
Exercise of stock options	—	0.9	—	—	3.2	4.1
Stock-based compensation expense	—	29.4	—	—	—	29.4
Payment of stock-based restricted and performance shares	—	(12.1)	—	—	12.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(9.4)	(9.4)
Other	—	(0.2)	—	—	0.5	0.3
Balance at September 30, 2024	$0.7	$841.0	$4,244.0	$(72.3)	$(911.4)	$4,102.0

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$513.2	$528.3
Depreciation and amortization	165.8	146.4
Intangible asset impairments	5.7	51.6
Stock-based incentive compensation	29.5	29.4
Deferred income taxes	55.0	9.8
Other non-cash adjustments	(2.2)	12.9
Changes in operating assets and liabilities	(583.7)	(1,019.1)
Net cash provided by (used in) operating activities	183.3	(240.7)

Investing activities:
Additions to property, plant and equipment	(105.6)	(193.5)
Additions to equipment held for rental	(32.3)	(6.1)
Acquisition of businesses, net of cash acquired	(0.9)	(120.8)
Proceeds from sale of business	—	7.0
Other investing activities	2.5	3.8
Net cash used in investing activities	(136.3)	(309.6)

Financing activities:
Proceeds from revolving credit facilities	3,136.5	3,588.0
Repayments of revolving credit facilities	(3,391.5)	(2,828.5)
Proceeds from issuance of debt	500.0	1.7
Dividends paid	(98.3)	(90.1)
Repurchases of Common Stock	(159.3)	(65.6)
Other financing activities	(39.0)	(19.8)
Net cash provided by (used in) financing activities	(51.6)	585.7
Effect of exchange rate changes on cash and cash equivalents	11.5	0.1
Increase in cash and cash equivalents	6.9	35.5
Cash and cash equivalents at beginning of period	204.9	125.4
Cash and cash equivalents at end of period	$211.8	$160.9

Supplemental disclosures:
Cash paid for interest	$74.9	$80.0
Cash paid for income taxes, net of refunds	151.8	364.9
Operating right-of-use assets obtained	30.8	29.6
Finance right-of-use assets obtained	30.0	16.1
Property, plant and equipment additions - noncash	10.6	15.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2024. The interim results are not necessarily indicative of results for any other interim period or for 2025. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The Company will be required to adopt ASU 2025-06 for its Quarterly Report on Form 10-Q for the quarter ended March 31, 2028. The ASU may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. Acquisition

On September 3, 2024, the Company acquired 100% of AUSACORP S.L. (AUSA), a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for €103.6 million ($114.5 million), net of cash acquired. AUSA is part of the Access segment. The results of AUSA have been included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. AUSA had sales of $23.8 million and $99.1 million during the three and nine months ended September 30, 2025, respectively, and $11.3 million from the acquisition date to September 30, 2024. Pro forma results of operations have not been presented as the effect of the acquisition is not material to any periods presented.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$(3.2)	$(1.1)	$(7.7)	$(14.3)
Operating income	(7.0)	(7.6)	(20.7)	(30.4)
Net income	(5.4)	(5.8)	(15.8)	(23.2)
Diluted earnings per share	$(0.08)	$(0.09)	$(0.24)	$(0.35)

The Transport segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. A deferred contract cost asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its deferred contract costs for impairment. Impairments of deferred contract costs in the three or nine months ended September 30, 2025 or 2024 were not material.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Engineering costs	$502.9	$506.1
Customer-owned tooling	277.2	277.3
Factory setup costs	52.9	52.5
Costs for anticipated contracts	1.1	6.7
Deferred contract costs	$834.1	$842.6

The Company estimates that approximately $165 million of deferred contract costs would not be absorbed based on existing orders at September 30, 2025.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$841.0	$809.5	$842.6	$710.7
Additions to deferred contract costs	3.8	19.8	11.8	120.2
Amortization of deferred contract costs	(10.7)	(1.2)	(20.3)	(2.8)
Balance at end of period	$834.1	$828.1	$834.1	$828.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,089.9	$730.7	$37.5	$2.7	$1,860.8
Over time	19.8	237.3	550.4	20.3	827.8
	$1,109.7	$968.0	$587.9	$23.0	$2,688.6

	Three Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,347.0	$597.2	$6.5	$(0.9)	$1,949.8
Over time	16.3	217.0	533.9	24.4	791.6
	$1,363.3	$814.2	$540.4	$23.5	$2,741.4

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$3,268.1	$2,089.2	$60.9	$12.8	$5,431.0
Over time	54.7	715.3	1,469.1	63.4	2,302.5
	$3,322.8	$2,804.5	$1,530.0	$76.2	$7,733.5

	Nine Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$3,956.9	$1,777.2	$11.7	$(2.7)	$5,743.1
Over time	50.8	652.5	1,609.7	76.0	2,389.0
	$4,007.7	$2,429.7	$1,621.4	$73.3	$8,132.1

See Note 20 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). The Company reduces contract assets when the Company has an unconditional right to payment. The Company periodically assesses its contract assets for impairment. The Company did not record any impairment losses on contract assets during the three or nine months ended September 30, 2025 or 2024.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer. Interest on customer advances is recorded in “Interest expense” and was $13.2 million and $10.1 million for the three months ended September 30, 2025 and 2024, respectively, and $36.5 million and $28.1 million for the nine months ended September 30, 2025 and 2024, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract.

Contract liabilities consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Customer advances	$673.3	$648.8
Other current liabilities	114.9	113.6
Non-current customer advances	1,151.5	1,154.4
Other non-current liabilities	80.6	72.7
Total contract liabilities	$2,020.3	$1,989.5

Revenue recognized during the period from beginning of the year contract liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning liabilities recognized in revenue	$153.3	$130.9	$514.2	$490.2

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

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$96.0	$85.4
Deferred revenue for new service warranties	40.5	34.1
Amortization of service warranty revenue	(30.3)	(22.9)
Foreign currency translation	1.2	(0.1)
Balance at end of period	$107.4	$96.5

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Other current liabilities	$38.6	$36.0
Other non-current liabilities	68.8	60.0
	$107.4	$96.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of September 30, 2025, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.4 billion, of which $1.1 billion is expected to be satisfied and recognized in revenue in the remaining three months of 2025, $5.1 billion is expected to be satisfied and recognized in revenue in 2026 and $6.3 billion is expected to be satisfied and recognized in revenue beyond 2026.

5. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2025, the Company had reserved 3,275,161 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $10.7 million ($9.5 million net of tax) and $9.0 million ($7.9 million net of tax) for the three months ended September 30, 2025 and 2024, respectively, and $30.5 million ($26.8 million net of tax) and $29.7 million ($26.0 million net of tax) for the nine months ended September 30, 2025 and 2024, respectively.

6. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic pension benefit (income) cost
Service cost	$1.3	$1.6	$3.8	$4.7
Interest cost	4.5	4.1	13.4	12.5
Expected return on plan assets	(5.4)	(5.2)	(16.2)	(15.5)
Amortization of prior service cost	0.4	0.5	1.2	1.3
Amortization of net actuarial gain	(1.5)	(0.6)	(4.3)	(1.9)
Expenses paid	0.2	0.2	0.5	0.5
Net periodic pension benefit (income) cost	$(0.5)	$0.6	$(1.6)	$1.6

Components of net periodic post-employment benefit cost
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	0.5	0.6	1.8	1.8
Amortization of prior service credit	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of net actuarial gain	—	—	(0.1)	—
Net periodic post-employment benefit cost	$0.5	$0.6	$1.7	$2.0

The components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded income tax expense of $41.7 million, or 17.5% of pre-tax income, for the three months ended September 30, 2025, compared to $56.6 million, or 23.8% of pre-tax income, for the three months ended September 30, 2024. Results for the three months ended September 30, 2025 were impacted by $21.5 million of net discrete tax benefits, including $19.1 million related to the release of uncertain tax positions on the resolution of the multi-year federal income tax audit. Results for the three months ended September 30, 2024 were impacted by $1.5 million of net discrete tax benefits, including a $0.7 million benefit for the release of reserves as a result of the expiration of the statute of limitations.

The Company recorded income tax expense of $143.7 million, or 21.8% of pre-tax income, for the nine months ended September 30, 2025, compared to $164.8 million, or 23.4% of pre-tax income, for the nine months ended September 30, 2024. Results for the nine months ended September 30, 2025 were impacted by $20.1 million of net discrete tax benefits, including $19.1 million related to the release of uncertain tax positions on the resolution of the multi-year federal income tax audit. Results for the nine months ended September 30, 2024 were impacted by $5.7 million of net discrete tax benefits, including a $3.2 million benefit on the purchase of discounted federal tax credits and a $1.1 million benefit related to amended return interest income.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $46.2 million and $61.6 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, net unrecognized tax benefits, excluding interest and penalties, of $35.9 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2025 and 2024, the Company recognized income of $4.1 million and expense of $3.0 million, respectively, related to interest and penalties on unrecognized tax benefits. At September 30, 2025, the Company had accruals for the payment of interest and penalties of $7.7 million. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce net unrecognized tax benefits by $18.2 million, either because the Company’s tax positions are sustained on audit, the Company agrees to their disallowance or the statute of limitations closes.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the nine months ended September 30, 2025 and 2024 of $9.7 million and $65.4 million, respectively.

8. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$196.2	$180.3	$513.2	$528.3

Weighted-average common shares outstanding:
Basic	64,123,621	65,329,124	64,481,466	65,529,283
Dilutive equity-based compensation awards	469,920	334,074	329,495	363,454
Diluted	64,593,541	65,663,198	64,810,961	65,892,737

Earnings per common share:
Basic	$3.06	$2.76	$7.96	$8.06
Diluted	3.04	2.75	7.92	8.02

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 6,366 and 35,419 for the three months ended September 30, 2025 and 2024, respectively, and 130,630 and 22,230 for the nine months ended September 30, 2025 and 2024, respectively.

9. Receivables

Receivables consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Trade receivables - U.S. government	$134.9	$110.4
Trade receivables - other	1,246.9	1,091.3
Other receivables	116.1	85.9
Total receivables, gross	1,497.9	1,287.6
Less allowance for doubtful accounts	(5.1)	(5.7)
Total receivables, net	$1,492.8	$1,281.9

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Current receivables	$1,451.0	$1,254.7
Non-current receivables	41.8	27.2
Total receivables, net	$1,492.8	$1,281.9

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance at beginning of period	$5.8	$9.9	$5.7	$7.4
Provision for doubtful accounts, net of recoveries	(0.7)	0.4	(0.7)	3.4
Charge-off of accounts	—	—	—	(0.5)
Foreign currency translation	—	—	0.1	—
Allowance at end of period	$5.1	$10.3	$5.1	$10.3

10. Inventories

Inventories consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$1,436.2	$1,202.8
Work in process	469.5	460.3
Finished products	552.1	602.6
Total inventories	$2,457.8	$2,265.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Land and land improvements	$110.6	$106.5
Buildings	568.7	514.1
Machinery and equipment	1,446.1	1,318.5
Software and related costs	249.7	245.3
Construction in progress	150.1	210.2
Property, plant and equipment, gross	2,525.2	2,394.6
Less accumulated depreciation	(1,276.0)	(1,178.1)
Property, plant and equipment, net	$1,249.2	$1,216.5

Depreciation expense was $36.6 million and $31.3 million for the three months ended September 30, 2025 and 2024, respectively, and $102.4 million and $84.6 million for the nine months ended September 30, 2025 and 2024, respectively.

12. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment for the nine months ended September 30, 2025 (in millions):

	Access	Vocational	Corporate and Other	Total
Net goodwill at December 31, 2024	$1,011.0	$393.4	$5.7	$1,410.1
Impairment	—	—	(5.7)	(5.7)
Foreign currency translation	42.8	0.2	—	43.0
Net goodwill at September 30, 2025	$1,053.8	$393.6	$—	$1,447.4

The following table presents details of the Company’s goodwill by segment (in millions):

	September 30, 2025			December 31, 2024
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,985.9	$(932.1)	$1,053.8	$1,943.1	$(932.1)	$1,011.0
Vocational	563.0	(169.4)	393.6	562.8	(169.4)	393.4
Corporate and other	44.4	(44.4)	—	44.4	(38.7)	5.7
	$2,593.3	$(1,145.9)	$1,447.4	$2,550.3	$(1,140.2)	$1,410.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

The Company recorded goodwill impairment charges of $5.7 million and $38.7 million for the nine months ended September 30, 2025 and 2024, respectively. Impairment charges are recorded within "Intangible asset impairments" in the Condensed Consolidated Statement of Income. During the second quarter of 2024, the Company recorded an impairment charge related to Pratt Miller goodwill as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports. During the second quarter of 2025, the Company impaired the remaining Pratt Miller goodwill as changes to royalties expected on defense contracts led to a further decline in the Company's expectations of future performance. A combination of the income and market approaches were used to calculate the fair values of the reporting unit, weighted consistently with the Company’s annual impairment test.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Details of the Company’s purchased intangible assets are as follows (in millions):

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$835.6	$(630.3)	$205.3	$829.8	$(604.6)	$225.2
Trade names	120.2	(22.9)	97.3	120.2	(19.3)	100.9
Technology-related	163.7	(117.3)	46.4	158.9	(107.4)	51.5
Distribution network	55.3	(40.8)	14.5	55.3	(39.8)	15.5
Other	2.3	(1.2)	1.1	33.1	(27.4)	5.7
	1,177.1	(812.5)	364.6	1,197.3	(798.5)	398.8
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,555.9	$(812.5)	$743.4	$1,576.1	$(798.5)	$777.6

In the second quarter of 2024, Pratt Miller's purchased intangibles were assessed for impairment. As a result of the assessments, the Company recorded impairment charges of $8.8 million related to the trade name and $4.1 million related to the customer relationship within "Intangible asset impairments" in the Condensed Consolidated Statement of Income during the nine months ended September 30, 2024.

Amortization of purchased intangible assets was $13.9 million and $15.4 million (including $2.0 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended September 30, 2025 and 2024, respectively, and $45.8 million (including $4.6 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) and $46.7 million (including $6.2 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the nine months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expense for purchased intangible assets is as follows (in millions):

Years:
2025 (remaining three months)	$14.5
2026	55.7
2027	55.7
2028	51.4
2029	47.1
2030	45.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Debt

The Company was obligated under the following debt instruments (in millions):

	September 30, 2025	December 31, 2024
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	—
Other long-term debt	4.6	5.2
Total long-term debt	1,104.6	605.2
Current maturities of long-term debt	(1.7)	(2.3)
Debt issuance costs	(3.2)	(3.4)
Total long-term debt, less current maturities (net of debt issuance costs)	$1,099.7	$599.5

Revolving credit facilities	$105.0	$360.0
Current maturities of long-term debt	1.7	2.3
Total revolving credit facilities and current maturities of long-term debt	$106.7	$362.3

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At September 30, 2025, borrowings under the Revolving Credit Facility of $105.0 million and specified outstanding letters of credit of $31.8 million reduced available capacity under the Revolving Credit Facility to $1.41 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2025, the interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 5.40%.

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500.0 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At September 30, 2025, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 4.90%.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of September 30, 2025.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At September 30, 2025, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $303 million ($296 million at December 31, 2024) and $285 million ($273 million at December 31, 2024), respectively. The fair value of the Revolving Credit Facility approximated its carrying value at September 30, 2025 and December 31, 2024. The fair value of the Term Loan approximated its carrying value at September 30, 2025. See Note 19 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$72.8	$64.2
Warranty provisions	55.2	52.7
Settlements made	(66.9)	(43.5)
Changes in liability for pre-existing warranties, net	21.5	(3.3)
Foreign currency translation	0.6	0.1
Acquisition of businesses	—	0.6
Balance at end of period	$83.2	$70.8

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

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2025 the Company guaranteed an aggregate of $565.6 million in indebtedness of customers. At September 30, 2025, the Company estimated that its maximum loss exposure under these contracts was $116.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2025 the Company guaranteed to support an aggregate of $86.1 million of customer equipment value. At September 30, 2025, the Company estimated that its maximum loss exposure under these contracts was $9.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $11.7 million and $12.1 million at September 30, 2025 and December 31, 2024, respectively. The Company’s credit loss exposure (contingent) related to its guarantees was $4.8 million and $5.3 million at September 30, 2025 and December 31, 2024, respectively.

16. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At September 30, 2025 and December 31, 2024, the estimated net liabilities for product and general liability claims totaled $49.0 million and $45.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $3.24 billion and $2.86 billion at September 30, 2025 and December 31, 2024, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $53.2 million and $46.5 million at September 30, 2025 and December 31, 2024, respectively.

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

17. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding at beginning of period	64,090,154	65,154,082	64,602,007	65,473,807
Repurchases of Common Stock	(666,359)	(100,212)	(1,368,666)	(564,405)
Exercise of stock options	53,111	175	88,863	49,800
Payment of stock-based restricted and performance shares	5,085	16,346	272,205	183,661
Shares tendered for taxes on stock-based compensation	(2,350)	(7,571)	(126,195)	(86,606)
Other	—	—	11,427	6,563
Outstanding at end of period	63,479,641	65,062,820	63,479,641	65,062,820

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of September 30, 2025, 8,857,742 shares of Common Stock remain under this authority.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended September 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$66.3	$(59.1)	$0.2	$7.4
Other comprehensive income (loss) before reclassifications	—	(3.1)	(0.3)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)	—	—	(1.1)
Net other comprehensive income (loss)	(1.1)	(3.1)	(0.3)	(4.5)
Balance at end of period	$65.2	$(62.2)	$(0.1)	$2.9

	Three Months Ended September 30, 2024
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$32.1	$(133.4)	$(0.4)	$(101.7)
Other comprehensive income (loss) before reclassifications	—	29.9	—	29.9
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(0.1)	(0.5)
Net other comprehensive income (loss)	(0.4)	29.9	(0.1)	29.4
Balance at end of period	$31.7	$(103.5)	$(0.5)	$(72.3)

	Nine Months Ended September 30, 2025
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$68.4	$(172.2)	$0.6	$(103.2)
Other comprehensive income (loss) before reclassifications	—	110.0	(0.1)	109.9
Amounts reclassified from accumulated other comprehensive income (loss)	(3.2)	—	(0.6)	(3.8)
Net other comprehensive income (loss)	(3.2)	110.0	(0.7)	106.1
Balance at end of period	$65.2	$(62.2)	$(0.1)	$2.9

	Nine Months Ended September 30, 2024
	Pension and Post-employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$33.0	$(104.5)	$(0.5)	$(72.0)
Other comprehensive income (loss) before reclassifications	—	1.0	0.5	1.5
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	—	(0.5)	(1.8)
Net other comprehensive income (loss)	(1.3)	1.0	—	(0.3)
Balance at end of period	$31.7	$(103.5)	$(0.5)	$(72.3)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Rabbi trust (a)	$11.1	$—	$—	$11.1
Investment in equity securities (b)	9.6	—	—	9.6
Foreign currency exchange derivatives (c)	—	0.7	—	0.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$0.7	$—	$0.7

December 31, 2024
Assets:
Rabbi trust (a)	$13.6	$—	$—	$13.6
Investment in equity securities (b)	5.2	—	—	5.2
Foreign currency exchange derivatives (c)	—	1.7	—	1.7
Liabilities:
Foreign currency exchange derivatives (c)	$—	$1.0	$—	$1.0
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

Transport: This segment includes Oshkosh Defense and delivery vehicles. Oshkosh Defense designs and manufactures tactical wheeled vehicles and supplies parts and services for the U.S. military and for other militaries around the world. The delivery business designs and manufactures vehicles for the USPS.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Access
Aerial work platforms	$556.5	$631.7	$1,645.3	$1,898.3
Telehandlers	260.8	445.0	830.4	1,247.0
Other	292.4	286.6	847.1	862.4
Total Access	1,109.7	1,363.3	3,322.8	4,007.7

Vocational
Municipal fire apparatus(a)	405.5	320.3	1,133.3	957.2
Airport products(a)	251.2	214.5	722.6	628.1
Refuse and recycling vehicles	185.3	168.1	587.8	492.3
Other(a)	126.0	111.3	360.8	352.1
Total Vocational	968.0	814.2	2,804.5	2,429.7

Transport
Defense	441.6	508.0	1,226.3	1,552.7
Delivery vehicles	146.3	32.4	303.7	68.7
Total Transport	587.9	540.4	1,530.0	1,621.4

Corporate and other	23.0	23.5	76.2	73.3
Consolidated	$2,688.6	$2,741.4	$7,733.5	$8,132.1
(a)
Results for 2024 have been reclassified to reflect the separate presentation of the airport products product line.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$1,109.7	$968.0	$587.9	$23.0	$2,688.6
Cost of sales (excluding R&D)	895.4	741.4	522.7	19.2	2,178.7
Research and development	21.1	13.3	1.1	3.9	39.4
Gross income	193.2	213.3	64.1	(0.1)	470.5
Employee compensation	36.5	33.4	13.2	31.7	114.8
Amortization of purchased intangibles	3.8	9.4	—	0.7	13.9
Intangible asset impairment	—	—	—	—	—
Other segment items(a)	34.9	28.8	14.3	3.4	81.4
Operating income	$118.0	$141.7	$36.6	$(35.9)	260.4
Interest expense, net of interest income					(28.1)
Miscellaneous, net					6.1
Income before income taxes and losses of unconsolidated affiliates					$238.4
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

	Three Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$1,363.3	$814.2	$540.4	$23.5	$2,741.4
Cost of sales (excluding R&D)	1,045.0	631.6	498.9	19.7	2,195.2
Research and development	21.5	11.3	1.7	5.7	40.2
Gross income	296.8	171.3	39.8	(1.9)	506.0
Employee compensation	40.7	32.0	13.7	43.7	130.1
Amortization of purchased intangibles	2.6	10.0	—	0.8	13.4
Intangible asset impairment	—	—	—	—	—
Other segment items(a)	45.6	29.7	14.9	6.1	96.3
Operating income	$207.9	$99.6	$11.2	$(52.5)	266.2
Interest expense, net of interest income					(31.7)
Miscellaneous, net					3.6
Income before income taxes and losses of unconsolidated affiliates					$238.1
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$3,322.8	$2,804.5	$1,530.0	$76.2	$7,733.5
Cost of sales (excluding R&D)	2,617.3	2,132.5	1,391.5	64.1	6,205.4
Research and development	64.4	45.3	4.8	18.7	133.2
Gross income	641.1	626.7	133.7	(6.6)	1,394.9
Employee compensation	118.2	102.7	40.1	107.0	368.0
Amortization of purchased intangibles	10.8	28.2	—	2.2	41.2
Intangible asset impairment	—	—	—	5.7	5.7
Other segment items(a)	109.4	89.0	38.6	15.5	252.5
Operating income	$402.7	$406.8	$55.0	$(137.0)	727.5
Interest expense, net of interest income					(81.2)
Miscellaneous, net					13.9
Income before income taxes and losses of unconsolidated affiliates					$660.2
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

	Nine Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Consolidated
Net Sales	$4,007.7	$2,429.7	$1,621.4	$73.3	$8,132.1
Cost of sales (excluding R&D)	3,045.9	1,892.5	1,487.2	60.8	6,486.4
Research and development	60.4	33.0	15.0	15.2	123.6
Gross income	901.4	504.2	119.2	(2.7)	1,522.1
Employee compensation	120.4	95.9	41.6	121.5	379.4
Amortization of purchased intangibles	7.2	29.8	—	3.5	40.5
Intangible asset impairment	—	—	—	51.6	51.6
Other segment items(a)	111.3	92.3	41.2	19.0	263.8
Operating income	$662.5	$286.2	$36.4	$(198.3)	786.8
Interest expense, net of interest income					(82.8)
Miscellaneous, net					0.1
Income before income taxes and losses of unconsolidated affiliates					$704.1
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Access	$20.4	$17.7	$59.3	$47.1
Vocational	20.1	21.1	62.6	61.3
Transport	9.4	7.1	24.8	18.8
Corporate and Other	6.4	6.0	19.1	19.2
Consolidated	$56.3	$51.9	$165.8	$146.4
Capital expenditures(a):
Access	$25.0	$28.2	$88.6	$80.3
Vocational	9.3	10.5	34.8	49.0
Transport	4.0	15.1	12.6	65.3
Corporate and Other	0.6	1.4	1.9	5.0
Consolidated	$38.9	$55.2	$137.9	$199.6
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$861.3	$891.1	$465.5	$20.2	$2,238.1
Other North America	45.6	45.7	—	0.3	91.6
Europe, Africa and Middle East	151.2	17.2	105.1	2.3	275.8
Rest of the World	51.6	14.0	17.3	0.2	83.1
Consolidated	$1,109.7	$968.0	$587.9	$23.0	$2,688.6

	Three Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,069.7	$716.8	$495.9	$22.6	$2,305.0
Other North America	60.6	51.5	—	0.2	112.3
Europe, Africa and Middle East	138.2	20.8	44.3	0.7	204.0
Rest of the World	94.8	25.1	0.2	—	120.1
Consolidated	$1,363.3	$814.2	$540.4	$23.5	$2,741.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$2,567.3	$2,580.2	$1,142.2	$65.3	$6,355.0
Other North America	153.2	132.7	—	1.4	287.3
Europe, Africa and Middle East	434.6	48.2	349.7	7.3	839.8
Rest of the World	167.7	43.4	38.1	2.2	251.4
Consolidated	$3,322.8	$2,804.5	$1,530.0	$76.2	$7,733.5

	Nine Months Ended September 30, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$3,168.1	$2,175.0	$1,447.4	$69.0	$6,859.5
Other North America	163.8	159.3	—	0.6	323.7
Europe, Africa and Middle East	382.8	50.0	173.5	3.7	610.0
Rest of the World	293.0	45.4	0.5	—	338.9
Consolidated	$4,007.7	$2,429.7	$1,621.4	$73.3	$8,132.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction seasons; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the impact of orders and costs on the U.S. Postal Service contract; risks that the trade war and related tariffs could reduce the demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to accurately predict future input costs associated with U.S. Department of Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to realize the anticipated benefits associated with the AeroTech acquisition; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; the Company’s ability to predict the level and timing of orders for indefinite delivery/indefinite quantity contracts with the U.S. federal government; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms or a prolonged federal government shutdown; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate other acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025 and Item 1A. of Part II of this Quarterly Report on
Form 10-Q.

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

Overview

The Company reported earnings per share of $3.04 in the third quarter of 2025, up from earnings per share of $2.75 in the third quarter of 2024. Results in the third quarter of 2025 included a benefit related to the resolution of a multi-year federal income tax audit of $19.1 million, or $0.30 per share.

Consolidated sales in the third quarter of 2025 decreased $53 million, or 2%, to $2.69 billion compared to the third quarter of 2024. While the Company has benefited from the ramp-up of Next Generation Delivery Vehicle (NGDV) production for the USPS and continued to increase production in the Vocational segment to fulfill orders in backlog, we believe the macroeconomic environment in North America has caused customers in select markets to be cautious about ordering new equipment. Access segment sales were down $254 million, or 19%, in the third quarter of 2025 versus the third quarter of 2024.

Consolidated operating income decreased 2% to $260 million, or 9.7% of sales, in the third quarter of 2025 compared to $266 million, or 9.7% of sales, in the third quarter of 2024. Results reflect solid performance across each of the segments. Operating income margin of 9.7% reflected continued strong performance in the Vocational segment, improved operating income margins in the Transport segment and double-digit operating income margins in the Access segment. Operating income included $25 million from the one-time license of Joint Light Tactical Vehicle (JLTV)-related intellectual property to the U.S. government.

The Company continued to repurchase shares of its Common Stock throughout the quarter, repurchasing 666,359 shares for nearly $91 million, bringing share repurchases for the first nine months of 2025 to nearly $160 million. Share repurchases during the previous twelve months benefited earnings per share by $0.05 in the third quarter of 2025 compared to the third quarter of 2024.

The international trade environment remains dynamic and difficult to predict. Since the Company released its most recent guidance, the Company has experienced the expansion of tariffs, including section 232 steel and aluminum derivative tariffs and medium- and heavy-duty truck chassis tariffs. This continuously changing environment contributes to economic uncertainties and the Company is seeing some customers be judicious on spending for new equipment.

The Company now expects its 2025 diluted earnings per share to be between $9.75 and $10.25 on sales between $10.3 billion and $10.4 billion, compared to the Company's most recent estimates of diluted earnings per share of approximately $10.25 on sales of approximately $10.6 billion. The updated earnings per share guidance primarily reflects the impact of lower projected sales volume offset in part by a lower effective income tax rate. The earnings per share estimate includes after-tax charges of $0.68 per share related to amortization of purchased intangibles and $0.07 per share related to intangible asset impairments. Excluding these items, the Company's 2025 adjusted earnings per share estimate is between $10.50 and $11.00.

The Company expects Access segment sales and operating income margin in 2025 to be approximately $4.3 billion and 11.0%, respectively, compared to the Company's most recent estimates of $4.4 billion and 11.5%, respectively, reflecting weaker market conditions for access equipment in North America. Operating income margin includes approximately 50 basis points of intangible asset amortization.

The Company continues to expect Vocational segment sales in 2025 to be approximately $3.8 billion and operating income margin to be 15.0%. Operating income margin includes approximately 100 basis points of intangible asset amortization.

The Company expects Transport segment sales and operating income margin in 2025 to be approximately $2.1 billion and 4.0%, respectively, compared to the Company's most recent estimates of $2.3 billion and 4.5%, respectively. The revised expectations reflect the Company's latest expectations for NGDV production as well as higher warranty costs.

The Company expects Corporate and other to have an operating loss of approximately $194 million in 2025, including approximately $3 million related to amortization and $6 million related to impairment of intangible assets.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$2,688.6	$2,741.4	$(52.8)	-1.9%	$7,733.5	$8,132.1	$(398.6)	-4.9%
Cost of sales	2,218.1	2,235.4	(17.3)	-0.8%	6,338.6	6,610.0	(271.4)	-4.1%
Gross income	$470.5	$506.0	$(35.5)	-7.0%	$1,394.9	$1,522.1	$(127.2)	-8.4%
% of sales	17.5%	18.5%	-100 bps		18.0%	18.7%	-70 bps
Selling, general and administrative	$196.2	$226.4	$(30.2)	-13.3%	$620.5	$643.2	$(22.7)	-3.5%
Amortization of purchased intangibles	13.9	13.4	0.5	3.7%	41.2	40.5	0.7	1.7%
Intangible asset impairments	—	—	—	—	5.7	51.6	(45.9)	-89.0%
Operating income	$260.4	$266.2	$(5.8)	-2.2%	$727.5	$786.8	$(59.3)	-7.5%
% of sales	9.7%	9.7%	0 bps		9.4%	9.7%	-30 bps

Third Quarter 2025 Compared to 2024

Consolidated net sales decreased primarily due to lower sales volume in the Access ($225 million) segment, offset in part by higher sales volume in the Vocational ($107 million) and Transport ($41 million) segments. Improved pricing ($21 million) also benefited sales in the third quarter of 2025.

The decrease in consolidated gross margin was primarily due to higher labor and overhead costs (140 basis points) and higher warranty expense (70 basis points), offset in part by improved pricing (60 basis points) and lower material costs (50 basis points).

Consolidated selling, general and administrative expenses decreased due to lower spending on consultants and services ($13 million) and lower incentive compensation accruals ($12 million).

The decrease in consolidated operating income was primarily due to higher labor and overhead costs ($36 million), the impact of lower gross margin associated with lower sales volume ($21 million) and higher warranty expense ($20 million), offset in part by lower selling, general and administrative expenses ($30 million), improved pricing ($21 million) and lower material costs ($14 million).

First Nine Months 2025 Compared to 2024

Consolidated net sales decreased primarily due to lower organic sales volume in the Access ($698 million) and Transport ($117 million) segments, offset in part by higher sales volume in the Vocational segment ($235 million) and sales related to the September 2024 acquisition of AUSACORP S.L. (AUSA) ($91 million). Improved pricing ($76 million) also benefited sales in the first nine months of 2025.

The decrease in consolidated gross margin was primarily due to higher labor and overhead costs (120 basis points) and higher warranty expense (40 basis points), offset in part by improved pricing (70 basis points).

Consolidated selling, general and administrative expenses decreased primarily due to lower incentive compensation accruals ($21 million) and lower spending on consultants and services ($17 million), offset in part by incremental operating costs related to the September 2024 acquisition of AUSA ($9 million).

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

The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($127 million), higher labor and overhead costs ($79 million) and higher warranty expense ($28 million), offset in part by improved pricing ($76 million), lower intangible asset impairments ($46 million), favorable sales mix ($25 million), lower selling, general and administrative expenses ($23 million) and lower material costs ($12 million).

The following table presents consolidated non-operating changes (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Interest expense, net of interest income	$(28.1)	$(31.7)	$3.6	-11.4%	$(81.2)	$(82.8)	$1.6	-1.9%
Miscellaneous, net	6.1	3.6	2.5	69.4%	13.9	0.1	13.8	13800.0%

Provision for income taxes	41.7	56.6	(14.9)	-26.3%	143.7	164.8	(21.1)	-12.8%
Effective tax rate	17.5%	23.8%			21.8%	23.4%

Losses of unconsolidated affiliates	$(0.5)	$(1.2)	$0.7	-58.3%	$(3.3)	$(11.0)	$7.7	-70.0%

Third Quarter 2025 Compared to 2024

The effective tax rate in the third quarter of 2025 included net discrete tax benefits of $21.5 million, including $19.1 million related to the release of uncertain tax positions on the resolution of the multi-year federal income tax audit during the quarter.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Company's annual effective tax rate increased approximately 40 basis points as a result of the enactment of the OBBBA.

First Nine Months 2025 Compared to 2024

Miscellaneous, net primarily related to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first nine months of 2025 included gains related to investments of $7 million and income related to the non-service portion of the Company's pension plans of $5 million.

The effective tax rate in the first nine months of 2025 included net discrete tax benefits of $20.1 million, including $19.1 million related to the release of uncertain tax positions on the resolution of the multi-year federal income tax audit during the third quarter of 2025. The effective tax rate in the first nine months of 2024 included net discrete tax benefits of $5.7 million.

Losses of unconsolidated affiliates included an impairment of an equity method investment of $7 million in the first nine months of 2024.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$1,109.7	$1,363.3	$(253.6)	-18.6%	$3,322.8	$4,007.7	$(684.9)	-17.1%
Cost of sales	916.5	1,066.5	(150.0)	-14.1%	2,681.7	3,106.3	(424.6)	-13.7%
Gross income	$193.2	$296.8	$(103.6)	-34.9%	$641.1	$901.4	$(260.3)	-28.9%
% of sales	17.4%	21.8%	-440 bps		19.3%	22.5%	-320 bps
Selling, general and administrative	$71.4	$86.3	$(14.9)	-17.3%	$227.6	$231.7	$(4.1)	-1.8%
Amortization of purchased intangibles	3.8	2.6	1.2	46.2%	10.8	7.2	3.6	50.0%
Operating income	$118.0	$207.9	$(89.9)	-43.2%	$402.7	$662.5	$(259.8)	-39.2%
% of sales	10.6%	15.2%	-460 bps		12.1%	16.5%	-440 bps

Third Quarter 2025 Compared to 2024

Access segment net sales decreased primarily due to lower sales volumes in North America ($198 million) due to the expiration of the agreement to produce Caterpillar-branded telehandlers and softer market conditions. Higher sales discounts ($34 million) also contributed to the decline in sales in the quarter.

The decrease in gross margin in the Access segment was primarily due to higher labor and overhead costs (270 basis points) due in part to lower absorption of fixed costs as a result of lower production, higher sales discounts (220 basis points) and adverse sales mix (50 basis points), offset in part by lower material costs (150 basis points).

The decrease in selling, general and administrative expenses in the Access segment was primarily due to lower spending on consultants and services ($7 million) and lower incentive compensation accruals ($6 million).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($66 million), higher sales discounts ($34 million) and higher labor and overhead costs ($23 million), offset in part by lower material costs ($19 million) and lower selling, general and administrative expenses ($15 million).

First Nine Months 2025 Compared to 2024

Access segment net sales decreased primarily as a result of lower organic sales volume ($698 million) as a result of softer market conditions and the expiration of the agreement to produce Caterpillar-branded telehandlers, as well as higher sales discounts ($85 million), offset in part by incremental sales in 2025 related to the September 2024 acquisition of AUSA ($91 million).

The decrease in gross margin in the Access segment was primarily due to higher sales discounts (180 basis points) and higher labor and overhead costs (180 basis points) due in part to lower absorption of fixed costs as a result of lower production, offset in part by lower material costs (70 basis points).

The decrease in selling, general and administrative expenses in the Access segment was primarily due to lower incentive compensation accruals ($9 million) and lower advertising spending ($4 million), offset in part by incremental operating costs related to the September 2024 acquisition of AUSA ($9 million).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($207 million), higher sales discounts ($85 million) and higher labor and overhead costs ($40 million), offset in part by lower material costs ($29 million), lower incentive compensation accruals ($19 million) and favorable mix ($9 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$968.0	$814.2	$153.8	18.9%	$2,804.5	$2,429.7	$374.8	15.4%
Cost of sales	754.7	642.9	111.8	17.4%	2,177.8	1,925.5	252.3	13.1%
Gross income	$213.3	$171.3	$42.0	24.5%	$626.7	$504.2	$122.5	24.3%
% of sales	22.0%	21.0%	100 bps		22.3%	20.8%	150 bps
Selling, general and administrative	$62.2	$61.7	$0.5	0.8%	$191.7	$188.2	$3.5	1.9%
Amortization of purchased intangibles	9.4	10.0	(0.6)	-6.0%	28.2	29.8	(1.6)	-5.4%
Operating income	$141.7	$99.6	$42.1	42.3%	$406.8	$286.2	$120.6	42.1%
% of sales	14.6%	12.2%	240 bps		14.5%	11.8%	270 bps

Third Quarter 2025 Compared to 2024

Vocational segment net sales increased due to higher sales volume ($107 million), largely as a result of increased production rates, and improved pricing ($47 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (350 basis points), offset in part by higher labor and overhead costs (130 basis points), higher material costs (60 basis points) and higher warranty expense (40 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($47 million) and the impact of higher gross margin associated with higher sales volume ($31 million), offset in part by higher labor and overhead costs ($19 million), higher material costs ($6 million), higher warranty costs ($5 million) and unfavorable sales mix ($4 million).

First Nine Months 2025 Compared to 2024

Vocational segment net sales increased due to higher sales volume ($235 million), largely as a result of increased production rates, and improved pricing ($140 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (360 basis points), offset in part by higher material costs (80 basis points), higher labor and overhead costs (70 basis points) and higher warranty expense (30 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($140 million) and the impact of higher gross margin associated with higher sales volume ($68 million), offset in part by higher labor and overhead costs ($39 million), higher material costs ($18 million), higher warranty expense ($12 million), higher engineering costs ($7 million) and higher incentive compensation accruals ($7 million).

Transport

The following table presents the Transport segment results (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$587.9	$540.4	$47.5	8.8%	$1,530.0	$1,621.4	$(91.4)	-5.6%
Cost of sales	523.8	500.6	23.2	4.6%	1,396.3	1,502.2	(105.9)	-7.0%
Gross income	$64.1	$39.8	$24.3	61.1%	$133.7	$119.2	$14.5	12.2%
% of sales	10.9%	7.4%	350 bps		8.7%	7.4%	130 bps
Selling, general and administrative	$27.5	$28.6	$(1.1)	-3.8%	$78.7	$82.8	$(4.1)	-5.0%
Operating income	$36.6	$11.2	$25.4	226.8%	$55.0	$36.4	$18.6	51.1%
% of sales	6.2%	2.1%	410 bps		3.6%	2.2%	140 bps

Third Quarter 2025 Compared to 2024

Transport segment net sales increased due to the ramp up of NGDV production ($114 million), higher international tactical wheeled vehicle sales volume ($67 million) and the one-time license of JLTV intellectual property to the U.S. government ($25 million), offset in part by lower JLTV sales volume to the Department of Defense (DoD) ($163 million).

The increase in gross margin in the Transport segment was primarily due to improved sales mix (410 basis points) and improved pricing (120 basis points) on recently signed contracts, offset in part by higher warranty expense (220 basis points).

The increase in operating income in the Transport segment was primarily due to the one-time license of JLTV-related intellectual property ($25 million) and improved pricing ($8 million), offset in part by higher warranty expense ($13 million).

First Nine Months 2025 Compared to 2024

Transport segment net sales decreased primarily due to lower JLTV sales volume to the DoD ($504 million), offset in part by the ramp up of NGDV production ($235 million), higher international tactical wheeled vehicle sales volumes ($63 million), higher Family of Heavy Tactical Vehicles sales volume and the license of JLTV-related intellectual property to the U.S. government ($25 million).

The increase in gross margin in the Transport segment was primarily due to improved sales mix (130 basis points) and improved pricing (110 basis points), offset in part by higher warranty expense (120 basis points).

The increase in operating income in the Transport segment was largely a result of the license of intellectual property to the U.S. government ($25 million), improved pricing under recent contracts ($20 million) and lower unfavorable cumulative catch-up adjustments ($4 million), offset in part by the impact of lower gross margin associated with lower sales volume ($19 million) and higher warranty expense ($17 million).

Corporate and other

The following table presents corporate and other results (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$23.0	$23.5	$(0.5)	-2.1%	$76.2	$73.3	$2.9	4.0%
Cost of sales	23.1	25.4	(2.3)	-9.1%	82.8	76.0	6.8	8.9%
Gross income	(0.1)	(1.9)	1.8	-94.7%	(6.6)	(2.7)	(3.9)	144.4%
Selling, general and administrative	35.1	49.8	(14.7)	-29.5%	122.5	140.5	(18.0)	-12.8%
Amortization of purchased intangibles	0.7	0.8	(0.1)	-12.5%	2.2	3.5	(1.3)	-37.1%
Intangible asset impairments	—	—	—	-	5.7	51.6	(45.9)	-89.0%
Operating loss	$(35.9)	$(52.5)	$16.6	-31.6%	$(137.0)	$(198.3)	$61.3	-30.9%

Third Quarter 2025 Compared to 2024

Net operating costs for corporate and other decreased primarily due to the timing of healthcare charges between Corporate and the segments ($10 million) and lower incentive compensation accruals ($4 million).

First Nine Months 2025 Compared to 2024

Net operating costs for corporate and other decreased primarily due to lower intangible asset impairments ($46 million) at the Company's Pratt Miller business unit, lower incentive compensation accruals ($8 million) and lower spending related to consultants ($8 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2025, including $211.8 million of cash and cash equivalents and $1.41 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of September 30, 2025 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

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

Financial Condition at September 30, 2025

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$211.8	$204.9
Total debt	1,206.4	961.8
Total shareholders’ equity	4,537.3	4,152.1
Total capitalization (debt plus equity)	5,743.7	5,113.9
Debt to total capitalization	21.0%	18.8%

The Company’s ratio of debt to total capitalization of 21.0% at September 30, 2025 remained within its targeted range. The increase in the debt to total capitalization ratio compared to December 31, 2024 was due to higher borrowings to fund seasonal working capital needs.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At September 30, 2025, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 40 days at December 31, 2024 to 45 days at September 30, 2025. Days sales outstanding for segments other than the Transport segment increased from 44 days at December 31, 2024 to 51 days at September 30, 2025 primarily due to timing of cash receipts from customers in the Access segment at December 31, 2024. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.9 times at December 31, 2024 to 3.5 times at September 30, 2025 due to increases in inventory levels in all segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) decreased from 65 days at December 31, 2024 to 56 days at September 30, 2025 due to timing of payments.

Cash Flows

Operating Cash Flows

Operating activities provided $183.3 million of cash in the first nine months of 2025 compared to using $240.7 million of cash during the first nine months of 2024. The increase in cash provided by operating activities was primarily due to lower tax payments, investments in the NGDV program in the first nine months of 2024 and an increase in customer advances. The first nine months of 2025 included net cash tax payments of $151.8 million, which was down $213.1 million compared to the first nine months of 2024 primarily due to higher taxable income in 2023 as a result of the timing of customer advances. The Company continues to expect cash flow from operations to be between $650 million and $750 million in 2025.

Investing Cash Flows

Investing activities used cash of $136.3 million in the first nine months of 2025 compared to $309.6 million during the first nine months of 2024. During the first nine months of 2024, the Company used $112.9 million to fund the acquisition of AUSA. Through the first nine months of 2025, the Company used $105.6 million for capital expenditures, a decrease of $87.9 million compared to the first nine months of 2024 as the Company was investing in new facilities in South Carolina and Tennessee in 2024. The Company expects that it will invest $200 million on capital expenditures in 2025, down from $250 million previously expected as the Company continues to maintain rigorous spending controls.

Financing Cash Flows

Financing activities used cash of $51.6 million in the first nine months of 2025 compared to providing $585.7 million during the first nine months of 2024 primarily due to lower net borrowings. In the first nine months of 2025, the Company repurchased 1,368,666 shares of its Common Stock at an aggregate cost of $159.3 million. In the first nine months of 2024, the Company repurchased 564,405 shares of its Common Stock at an aggregate cost of $65.6 million. The Company plans to modestly increase its repurchase of shares in the fourth quarter of 2025 versus the third quarter of 2025. As of September 30, 2025, the Company had approximately 8.9 million shares of Common Stock remaining under its repurchase authorization.

Liquidity

Credit Agreements

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At September 30, 2025, borrowings under the Revolving Credit Facility of $105.0 million and specified outstanding letters of credit of $31.8 million reduced available capacity under the Revolving Credit Facility to $1.41 billion.

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

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of September 30, 2025 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

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

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2025.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2024 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 19% of the Company’s net sales in the first nine months of 2025. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at September 30, 2025 decreased 4.4% to $13.7 billion compared to $14.3 billion at September 30, 2024. Access segment backlog decreased 66.2% to $721 million at September 30, 2025 compared to $2.1 billion at September 30, 2024. The Company believes the decrease in backlog is primarily the result of slowing demand in North America due to the uncertain macro environment and the normalization of orders in connection with improved product availability. Vocational segment backlog increased 8.3% to $6.4 billion at September 30, 2025 compared to $5.9 billion at September 30, 2024 due to strong demand for municipal fire apparatus and higher pricing on future deliveries. Unit backlog for municipal fire apparatus as of September 30, 2025 was up 2.9% compared to September 30, 2024. Unit backlog for refuse and recycling collection vehicles as of September 30, 2025 was down 32.5% compared to September 30, 2024 as the Company believes customers have been cautious in the uncertain macroeconomic environment. Transport segment backlog increased 4.2% to $6.5 billion at September 30, 2025 compared to $6.2 billion at September 30, 2024, due to the NGDV order received in the fourth quarter of 2024, offset in part by the completion of production under the Company's domestic JLTV contract.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of the Company’s future sales. Approximately 84% of the Company’s September 30, 2025 backlog is not expected to be filled in 2025.

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

	2025 Expectations
	Low	High
Earnings per share-diluted (GAAP)	$9.75	$10.25
Amortization of purchased intangibles, net of tax	0.68	0.68
Intangible asset impairments, net of tax	0.07	0.07
Adjusted earnings per share-diluted (non-GAAP)	$10.50	$11.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	113,117	$124.46	113,117	9,410,984
August 1 - August 31	259,171	138.67	259,171	9,151,813
September 1 - September 30	294,071	134.96	294,071	8,857,742
Total	666,359		666,359

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At September 30, 2025, the Company had repurchased 3,142,258 shares under this authorization. As a result, the Company had 8,857,742 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and Steve Nordlund (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 29, 2025.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 29, 2025.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated October 29, 2025.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated October 29, 2025.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

October 29, 2025	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

October 29, 2025	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2025	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)