Form 10-K
period 2025-12-31
OSHKOSH CORP
filed 2026-02-17
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

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

At June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $7,276,796,085 (based on the closing price of $113.54 per share on the New York Stock Exchange as of the last trading day of the quarter ended June 30, 2025).

As of February 10, 2026, 62,548,631 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Milwaukee, WI

OSHKOSH CORPORATION

FORM 10-K INDEX

As used herein, “the Company,” “we,” “us” and “our” refers to Oshkosh Corporation and its consolidated subsidiaries. “Oshkosh” refers to Oshkosh Corporation, not including JLG Industries, Inc. and its wholly-owned subsidiaries (JLG), JerrDan LLC (JerrDan), AUSACORP S.L. (AUSA), Hinowa S.p.A (Hinowa), Pierce Manufacturing Inc. (Pierce), Oshkosh AeroTech and its wholly-owned subsidiaries (Oshkosh AeroTech), McNeilus Companies, Inc. (McNeilus) and its wholly-owned subsidiaries, Oshkosh Commercial Products, LLC (Oshkosh S-Series), Iowa Mold Tooling Co., Inc. (IMT), Kewaunee Fabrications, LLC (Kewaunee), Maxi-Metal, Inc. (Maxi-Metal), Oshkosh Defense, LLC (Oshkosh Defense) and its wholly-owned subsidiaries, Pratt & Miller Engineering & Fabrications, LLC (Pratt Miller) or any other subsidiaries.

The “Oshkosh®,” “JLG®,” “Pierce®,” “MAXIMETAL,” "Oshkosh® S-Series™," “McNeilus®,” “IMT®,” “Jerr-Dan®,” “Frontline™ Communications,” “Oshkosh® Airport Products,” “Oshkosh AeroTech™,” “Oshkosh® Defense,” “Pratt Miller,” “Command Zone™,” “TAK-4®,” “PUC™,” “Hercules™,” “Husky™,” “Ascendant™,” “SkyTrak®,” “DaVinci™” and “Volterra™” trademarks and related logos are trademarks or registered trademarks of the Company. All other product and service names referenced in this document are the trademarks or registered trademarks of their respective owners.

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

Cautionary Statement About Forward-Looking Statements

The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “2026 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project,” “confident” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction outlooks; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the Company's ability to predict the level and timing of orders and costs on the U.S. Postal Service contract; risks that the trade war and related tariffs could reduce demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to achieve its projected material and manufacturing efficiency savings; the Company's ability to accurately predict future input costs associated with U.S. Department of Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to increase production rates in its municipal fire apparatus and delivery vehicle businesses; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms or a prolonged federal government shutdown; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A of Part I of this report.

All forward-looking statements, including those under the caption “2026 Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” speak only as of February 17, 2026. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K. Investors should be aware that the Company may not update such information until the Company’s next quarterly earnings conference call, if at all.

PART I

ITEM 1. BUSINESS

The Company

Oshkosh Corporation is a global industrial technology company that designs and deploys advanced technologies to empower everyday heroes who build, serve and protect communities around the world. Across construction, firefighting, aviation, refuse collection, defense and delivery industries, we create purpose-built vehicles, equipment and integrated ecosystems that are safe, intuitive and highly productive. As an innovator and integrator, we work directly with our customers to solve real-world challenges – developing and applying breakthrough technologies in autonomy, artificial intelligence, connectivity and electrification. Through these advancements, we make some of the world’s toughest jobs safe, efficient, sustainable and connected — delivering measurable impact for the people who depend on us every day.

The Company has three reportable segments: Access, Vocational and Transport, which comprised 43%, 36% and 20%, respectively, of the Company’s 2025 consolidated net sales. Oshkosh’s leading brands include a wide range of purpose-built vehicles and equipment for a diverse set of end markets. Our innovations are scalable and adaptable, often expanding across many of our businesses. We believe collaboration across our diverse, resilient portfolio drives breakthroughs in technology, supply chain, materials integration and manufacturing across markets. The Company generated approximately 20% of its net sales in both 2025 and 2024, and 19% in 2023, from sales to the United States (U.S.) government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. See Note 24 of the Notes to Consolidated Financial Statements for financial information related to the Company's reportable segments.

The Access segment designs and manufactures access and material handling equipment for use in a wide range of construction, industrial, agricultural, vegetation management and maintenance applications to safely position workers and materials at height under industry-leading brands, JLG and SkyTrak. The Access segment's customer base includes equipment rental companies, construction contractors and home improvement centers. The Access segment also includes Jerr-Dan towing and recovery vehicles (such as wreckers, rotators and carriers).

The Vocational segment includes the Pierce, Maxi-Metal, Oshkosh AeroTech, Oshkosh Airport Products, McNeilus, IMT, Oshkosh S-Series and Frontline Communications businesses. The Pierce and Maxi-Metal businesses design and manufacture commercial and custom fire apparatus. Oshkosh AeroTech designs and manufactures airport ground support equipment (GSE) and gate equipment, and provides baggage, airport facility and operations, and equipment-monitoring technology services. Oshkosh Airport Products designs and manufactures aircraft rescue and firefighting (ARFF) vehicles. McNeilus designs and manufactures refuse and recycling collection vehicles and components. The segment also includes IMT-branded field service vehicles and truck-mounted cranes, Oshkosh S-Series front-discharge concrete mixer vehicles and Frontline Communications-branded simulators and command vehicles. Vocational segment sales are made primarily to municipal and commercial customers in North America.

Under the Oshkosh Defense brand, the Transport segment designs, manufactures and sustains best-in-class specialty vehicles and mobility systems for the U.S. Department of Defense (DoD) and approved foreign customers. This segment also designs and manufactures the Next Generation Delivery Vehicle (NGDV) for the U.S. Postal Service (USPS) under a contract that was awarded in February 2021. The contract allows for the delivery of up to 165,000 vehicles over a 10-year period.

Significant Transport segment contracts as of December 31, 2025 include:

Contract	Customer	Order Period	Delivery Period for Current Orders
Family of Heavy Tactical Vehicles (FHTV)	DoD	2015 - 2029	2026 - 2027
Family of Medium Tactical Vehicles (FMTV)	DoD	2018 - 2028	2026 - 2028
Medium Caliber Weapons System (MCWS)	DoD	2021 - 2027	2026 - 2027
NGDV	USPS	2021 - 2031	2026 - 2028

The Company has a disciplined capital allocation strategy that focuses on reinvesting in its core businesses, delivering returns to shareholders through dividends and share repurchases and pursuing growth through strategic acquisitions. The Company's acquisition and investment strategy continues to include expanding into new categories and enhancing critical technological and lifecycle management capabilities. For example, the Company has completed the following strategic acquisitions and divestitures over the past three years:

•
In September 2024, the Company acquired AUSA, a privately held Spanish manufacturer of wheeled dumpers, rough terrain forklifts and telehandlers, for $114.5 million.
•
In August 2023, the Company acquired AeroTech from JBT Corporation for $804.6 million.
•
In July 2023, the Transport segment sold its snow removal apparatus business for $17.1 million.
•
In March 2023, the Vocational segment sold its rear-discharge concrete mixer business for $32.9 million.
•
In January 2023, the Company acquired Hinowa, an Italian manufacturer of compact crawler booms and tracked equipment, for $186.8 million.

Business Strategy

The Company's business strategy is grounded in the Company's purpose of making a difference for those who build, serve and protect communities around the world. This strategy is reflected in three simple words: Innovate. Serve. Advance.

Innovate. Develop safe, intuitive and productive solutions to real-world challenges through advanced technology and proven expertise in intelligent, connected products; electrification; autonomy and active safety.

Serve. Deliver solutions that support the installed base, promote uptime and create value across every stage of ownership, including tools enhancing fleet intelligence; deep customer relationships; fleet uptime, productivity and safety enhancements; on-demand parts fulfillment and continuous product advancement.

Advance. Expand our leading portfolio to adjacent products, verticals and geographies through pursuit of category expansion, lifecycle categories, adjacent markets, purpose-built vehicles and equipment and technology.

Competitive Strengths

The following competitive strengths support the Company’s business strategy:

Powerful Brands and Product Portfolios. The Company believes its broad product portfolios and diverse end markets serve to diversify its sources of revenue, reduce exposure to economic cycles and provide multiple avenues for both organic and inorganic growth. The Company believes its product portfolios unlock significant potential to share innovation and technology within and across segments, bundle solutions for customers and maximize the Company's purchasing power. In each of its target markets, the Company believes it has either developed advanced, purpose-built technologies or strategically acquired broad product lines to become the supplier of choice for vehicles, equipment, parts and service of the types that the Company offers. The Company has also established an extensive domestic and international distribution network tailored to the needs of each market, reinforcing its global reach and customer accessibility.

Innovative, Purpose-built Solutions. The Company’s advanced design and engineering capabilities have contributed to the development of innovative, purpose-built solutions that elevate performance, reduce total cost of ownership and deepen customer loyalty. The Company believes these capabilities enable it to integrate solutions across multiple segments and product lines, strengthening its competitive position and delivering manufacturing efficiencies that differentiate it from manufacturers who are more reliant on purchased components. For more than 20 years, the Company has supplied electric-powered products, and it continues to accelerate its leadership with new zero-emission solutions across every segment.

Strong Market Positions. The Company has developed strong market positions and brand recognition in its core businesses, which it attributes to its commitment to exceptional quality, technological innovation, advanced engineering, performance, reliability, customer service and low total cost of ownership. The Company maintains leading market shares across nearly all of its businesses and is the sole-source supplier for several key vehicle platforms to the DoD.

Focus on Quality and Lifecycle Support. The Company has developed strong brand recognition for its products as a result of its commitment to meet the stringent product quality and reliability requirements of its customers in the purpose-built vehicle and equipment markets it serves. The Company frequently achieves premium pricing due to the quality, durability and low total cost of ownership of its products and its commitment to providing high quality lifecycle support through extensive parts and service support programs.

Flexible, Technology Enabled Manufacturing. The Company believes its purpose-built manufacturing approach gives it a distinct competitive edge over larger vehicle manufacturers due to the Company's ability to deliver flexibility, manage supply chains effectively and tailor products to meet customer specifications. At the same time, the Company believes it has competitive advantages over smaller manufacturers through the benefits of scale, its advanced manufacturing capabilities and its ability to share innovation across product lines.

High-Performing Leadership Team. The Company benefits from a dynamic leadership team led by President and Chief Executive Officer, John Pfeifer. Mr. Pfeifer is supported by a seasoned senior management team drawn from both internal development and strategic external recruitment. The Company’s Board of Directors maintains a rigorous succession planning process for its executive officers to help ensure continuity and strengthen long-term strategy execution.

Products

Oshkosh Corporation focuses on the following purpose-built vehicle and equipment markets:

Access segment. JLG is a leading designer and manufacturer of aerial work platforms and telehandlers used in a wide variety of construction, industrial, agricultural, vegetation management and maintenance applications to safely position workers and materials at height. JLG also offers a broad range of parts and accessories, including technical support, training and reconditioning services. Access customers include equipment rental companies, construction contractors and home improvement centers. JLG's products are employed worldwide by end users through JLG’s rental customers or independent distributors, who purchase JLG's products and then rent or sell them and provide service support.

JLG also arranges equipment financing and leasing solutions for its customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements. Financing arrangements that JLG offers or arranges include various types of rental fleet loans and leases, as well as floor plan and retail financing. Terms of these arrangements vary depending on the type of transaction but typically range from 36 to 72 months and generally require the customer to be responsible for maintenance of the equipment and to bear the risk of damage to or loss of the equipment.

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

Through Oshkosh AeroTech, the Company is a leading designer and manufacturer of aviation ground support products and gate equipment for commercial airlines, airports, air freight carriers, ground handling and military customers. Oshkosh AeroTech specializes in special purpose aviation ground support products such as cargo loaders, push-back tractors and deicer trucks for airlines and air cargo companies. Airport terminal facilities and commercial aviation services are supported by the Jetway passenger boarding bridge and related air and power products. Oshkosh AeroTech's Airport Services business specializes in the maintenance, servicing and operation of key airport facility systems such as HVAC, passenger boarding systems and baggage systems, as well as leveraging asset management technology, including its iOPS Intelligent Monitoring System, to support efficient airport operations. Oshkosh AeroTech Airport Services also provides contracting, project management, design and installation services for critical and complex baggage systems and other key airport facility operations.

Through Oshkosh Airport Products, the Company is a leader in the design and sale of internal combustion and electrified ARFF vehicles to domestic and international airports. These highly-specialized vehicles are required to be in service at most airports worldwide to support commercial airlines in the event of an emergency. Many of the largest airports in the U.S. are served by the Company’s ARFF vehicles. The U.S. government also maintains a fleet of ARFF vehicles that are used to support military operations throughout the world.

Through McNeilus, the Company is a leading designer and manufacturer of refuse and recycling collection vehicles for the waste services industry throughout North America. Its broad lineup includes front, rear, and side loaders, including electric vehicle solutions. McNeilus provides a comprehensive range of lifecycle support solutions, including parts and aftermarket support, helping customers maximize uptime and performance.

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

Through its Oshkosh S-Series business, the Company is a leading designer and manufacturer of front-discharge concrete mixers for the ready-mix concrete industry throughout North America.

The Company offers two- to fifteen-year municipal lease financing programs to its Pierce customers in the U.S. through the Pierce Financial Solutions program, provided through a third-party bank. Financing programs include competitive lease financing rates, flexible finance arrangements and the ease of one-stop shopping to meet the financing needs of Pierce customers. The Company typically provides credit support in connection with these financing and leasing arrangements. The Company also arranges equipment financing and leasing solutions for its other Vocational segment customers, primarily through third-party funding arrangements with independent financial companies, and occasionally provides credit support in connection with these financing and leasing arrangements.

Transport segment. Oshkosh Defense has designed and sold products to the DoD for over 100 years and also exports its products to North Atlantic Treaty Organization (NATO) nations and other U.S.-approved partner nations. By successfully responding to the DoD’s challenging vehicle requirements, Oshkosh Defense has become a leading manufacturer of heavy, medium and light tactical wheeled vehicles and related sustainment services. Oshkosh Defense designs and manufactures vehicles that perform a variety of demanding tasks such as hauling combat vehicles, missile systems, ammunition, fuel, troops and cargo for a broad range of missions. Oshkosh Defense’s proprietary product line of military heavy-payload tactical wheeled vehicles includes the Heavy Expanded Mobility Tactical Truck (HEMTT), Heavy Equipment Transporter (HET), the Palletized Load System (PLS) and the Logistic Vehicle System Replacement (LVSR). Oshkosh Defense also manufactures the L-ATV, light combat tactical all-terrain vehicle (domestically known as the JLTV), designed to protect, sustain and provide mobility for personnel and payloads across the full spectrum of military operations. In addition, Oshkosh Defense recently introduced its Family of Multi-Mission Autonomous Vehicles (FMAV). As the U.S. Army accelerates its transformation, Oshkosh Defense is demonstrating how the FMAV platforms directly support modernization priorities for long-range precision fires, resilient formations and scalable autonomy to deliver production-based solutions that reduce risk and increase capabilities for soldiers in contested environments.

Oshkosh Defense is also building the NGDV for the USPS under an indefinite delivery, indefinite quantity contract that allows the USPS to purchase up to 165,000 vehicles over ten years. Oshkosh Defense’s offering provides the USPS with both fuel efficient, low emission internal combustion engine and zero-emission battery electric vehicles. Oshkosh Defense began producing and shipping vehicles under this contract in the first half of 2024. Through December 2025, the USPS has ordered 51,500 NGDVs.

Marketing, Sales, Distribution and Service

The Company believes it differentiates itself from many of its competitors by tailoring its distribution to the needs of its purpose-built vehicle and equipment markets and with its national and global sales and service reach and capabilities. The Company’s flexible distribution model focuses on meeting customers on their terms with turnkey delivery, training and support over the life of the vehicle. The Company backs its products with rapid parts shipment, enabled by predictive tools that help ensure inventory availability, and service technicians who are available to domestic customers 365 days a year. The Company believes its dedication to keeping its products operational in demanding conditions worldwide has contributed to customer loyalty.

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

Access segment. JLG’s products are marketed across six continents through rental companies and distributors that purchase products and then rent or sell them, as well as provide service and support. JLG also provides service and support through Company-owned sales and service branches. JLG maintains a broad worldwide internal sales force. Sales employees are dedicated to specific major customers, channels or geographic regions. JLG’s international sales force is spread among international sales and service offices throughout the world.

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

The Company markets its Maxi-Metal vehicles through a combination of direct sales representatives and a network of dealers in Canada. Some of these representatives and dealers also sell Pierce products.

Oshkosh AeroTech sales are conducted through a team of direct sales personnel strategically located across the globe and through an extensive network of sales agents.

The Company markets its Oshkosh-branded ARFF vehicles through a combination of direct sales representatives and dealerships domestically and an extensive network of representatives and distributors in international markets. Some of these international representatives and distributors also sell Pierce products.

The Company markets its McNeilus-branded refuse and recycling collection vehicles through a network of dealers and sales representatives, some of whom also sell Pierce products. Following the implementation of a dealer distribution model for non-fleet refuse and recycling collection vehicle customers in 2024, McNeilus believes its market presence and customer support have strengthened. This sales and support structure has enabled the Company to better serve customers across North America, deepen relationships in previously underrepresented markets and reinforce its reputation for industry-leading service and responsiveness.

IMT distributes its products through a combination of direct sales representatives and a wide network of distributors in more than one hundred locations worldwide. International distributors are primarily located in Canada, Central and South America, Australia and Asia and are primarily focused on mining and construction markets.

The Company markets its Frontline Communications-branded command vehicles and shelters through both sales representatives and a network of dealers that are directed at commercial and government customers. Some of these representatives and dealers also sell Pierce products.

The Company markets its Oshkosh S-Series-branded front-discharge concrete mixers through a team of direct sales representatives strategically located throughout the U.S.

Transport segment. While Oshkosh Defense sells a substantial portion of its domestic defense products directly to the DoD, it also sells defense products to other prime contractors of the DoD, NATO nations and other U.S.-approved partner nations. Oshkosh Defense locates its business development, consultants and engineering professionals near its customers’ principal commands, both domestically and internationally. Oshkosh Defense sells and services defense products to approved international governments as Direct Commercial Sales or Foreign Military Sales via U.S. government channels. Oshkosh Defense supports international sales through international sales offices, as well as through dealers, distributors and representatives.

The Company believes that its proven worldwide logistics capabilities are critical in supporting its defense parts and service business. Oshkosh Defense maintains a parts distribution warehouse in Wisconsin to fulfill stringent parts delivery schedule requirements, as well as satellite facilities near DoD bases in the U.S. and abroad.

Manufacturing

The Company manufactures its products at 37 manufacturing facilities. To reduce production costs and increase throughput, the Company continually focuses on developing proprietary components, enhancing self-sufficiency in fabrication, implementing just-in-time inventory management, improving production flow and component interchangeability across product lines, creating jigs and fixtures to ensure consistent quality, leveraging robotics, and using performance metrics to track progress toward cost reduction goals. The Company encourages employee involvement to improve production processes and product quality.

The Company uses a quality management system to support the delivery of consistent, high-quality products and services to customers. The Company requires employees at all levels to understand customer and supplier requirements, measure performance, develop systems and procedures to prevent product nonconformance and continually improve all work processes. The Company educates and trains all employees at its facilities in quality principles. The Company utilizes quality gates in its manufacturing facilities to identify issues early in the process and to analyze root cause at the source, resulting in fewer defects and less rework. The Company’s quality management system is based on ISO 9001, a set of internationally-accepted requirements established by the International Organization for Standardization. ISO 9001 certification indicates that a company has established and follows a rigorous set of standards aimed at achieving customer satisfaction by following a process-based approach to identify and control the quality needs of suppliers, inputs, critical processes and outputs. The quality management system helps ensure that the Company is continually improving and sharing successful practices across the organization. The majority of Oshkosh AeroTech and Oshkosh Defense facilities and the following brands are ISO 9001 certified: JLG, Jerr-Dan, AUSA, Hinowa, Pierce, Maxi-Metal, Oshkosh Airport Products, McNeilus, Frontline Communications and Pratt Miller.

The Company has a team of employees dedicated to leading the implementation of the Company’s simplification initiatives. The team is comprised of members with diverse backgrounds in quality, lean, data analytics, product and process engineering, and culture change management. Simplification includes lean tools to eliminate waste and provide better value for customers.

It also guides customer satisfaction assessments to help identify opportunities to improve the customer experience. Within the Company’s facilities, simplification projects have contributed to manufacturing efficiency gains, reduced cycle times, materials management improvements and quality enhancements. Simplification projects have also improved manufacturing capacity to support production increases.

Engineering, Research and Development

The Company is an industrial technology leader, designing and delivering purpose-built vehicles and equipment that empower everyday heroes – those who build, serve and protect communities around the world. The Company's global technology and product development teams include more than 1,850 engineers with deep expertise across vehicle design, simulation, software, electronics and emerging technologies. With extensive research and development capabilities, the Company is united by a relentless focus on creating safe, productive vehicles and equipment that redefine performance in the most demanding environments.

The Company leverages disruptive technologies — including autonomy, artificial intelligence, connectivity and electrification — to unlock step-change improvements in safety, productivity, sustainability and the total cost of ownership. Every innovation is rooted in a clear understanding of customer needs. By listening closely to operators and business partners, observing their environments and identifying both spoken and unspoken challenges, the Company engineers target purpose-built solutions that solve real-world problems. This customer-first mindset helps ensure that technology is not abstract; it is practical, intuitive and built for measurable value.

The Company advances innovation across airports, neighborhoods and job sites of the future through new product development, structured ideation and partnerships that accelerate breakthrough thinking. The Company’s open innovation ecosystem includes leading technology partners, startup accelerators, strategic acquisitions and top academic institutions. The acquisition of Pratt Miller — a leader in advanced mobility, autonomy and connected systems — further expanded the Company’s innovation capability and fueled early access to next-generation technologies.

Backed by more than a century of engineering excellence, the Company believes it is well-positioned to transition technologies at speed across its businesses, scaling proven architecture, components and software through harmonized technology stacks. These shared technology platforms — combined with enterprise Centers of Excellence — allow the Company to develop once, deploy broadly and create meaningful differentiation in the markets it serves.

Recent product launches demonstrate this capability in action. Highlights include the JLG AG619 agriculture telehandler, engineered to help farmers maneuver and lift with ease in tight spaces; the Oshkosh AeroTech Tempest-si Deicer, enabling compact, high-performance aircraft de-icing; the JLG Micro-Sized Scissor Lift, redefining mobility in congested work environments; the McNeilus Volterra ZSL and ZFL, North America’s first fully integrated electric refuse and recycling collection vehicles; the NGDV, built to enhance safety, sustainability and operational efficiency; the JLG ClearSky Smart Fleet connected technology, a two-way digital ecosystem delivering real-time intelligence; and the Pierce Volterra, the first electric fire truck in North America. Each of these launches showcases our ability to transform end markets through technologies that aid safety, unlock productivity and elevate the operator experience.

Intellectual Property

Patents, trademarks, copyrights, trade secrets and licenses are important to the operation of the Company's business. The Company expects to continue growing its intellectual property portfolio as it pursues advanced innovations in autonomy, artificial intelligence, connectivity and electrification. The Company believes its collection of patented and patent-pending technologies is important to the operation of its business and its competitive position. The Company leverages technology across its businesses and segments to bring innovative solutions to customers around the world. Certain Oshkosh Corporation trademarks including the Oshkosh name and logomark, along with each of its business unit brands contribute to the business’ identity. The Company does not believe that any existing patent, trademark, copyright, trade secret or license is of such importance that its loss or termination would have a material adverse effect on the Company's business taken as a whole.

Competition

In all of the Company’s segments, competitors include smaller, specialized manufacturers as well as large, mass producers. The Company believes that, in its purpose-built vehicle and equipment markets, it has been able to effectively compete against large, mass producers due to its product quality, manufacturing flexibility and distribution networks. In addition, the Company believes it has competitive advantages over smaller vehicle and equipment manufacturers due to volumes that offer purchasing power and opportunities to share technology and manufacturing across product lines. The Company believes that its competitive cost structure, strategic global purchasing capabilities, engineering expertise, product quality and global distribution and service systems have enabled it to compete effectively. Certain of the Company’s competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than the Company has, which may put the Company at a competitive disadvantage. The Company also faces pricing pressure from international competitors that attempt to gain domestic market share through importing and selling products at below market prices, particularly in the Access segment.

Access segment. JLG’s competitors range from some of the world’s largest multinational construction equipment manufacturers to small single-product niche manufacturers. Within this global market, competition for sales of aerial work platform equipment includes Genie Industries, Inc. (a subsidiary of Terex Corporation), Skyjack Inc. (a subsidiary of Linamar Corporation), Haulotte Group, Xuzhou Construction Machinery Group Co., Ltd. (XCMG), Zhejiang Dingli Machinery Co., Ltd. and numerous other manufacturers. Global competition for sales of telehandler equipment includes J C Bamford Excavators Ltd., the Manitou Group, Merlo SpA, Genie Industries, Inc., Skyjack Inc. and numerous other manufacturers. In addition, JLG faces competition from a number of manufacturers of other niche products such as boom vehicles, cherry pickers, skid steer loaders, mast climbers, straight mast and vehicle-mounted fork-lifts, rough-terrain and all-terrain cranes, vehicle-mounted cranes, portable material lifts, various types of material handling equipment, scaffolding and the common ladder that offer functionality that is similar to or overlaps that of JLG’s products. Principal methods of competition include brand awareness, product innovation and performance, price, quality, service and support, product availability and the extent to which a company offers single-source customer solutions. The Company believes its competitive strengths include: premium brand names; broad and single-source product offerings; product quality; product residual values that are generally higher than competitors’ units; worldwide distribution; safety record; service and support network; global procurement scale; and extensive manufacturing capabilities.

The principal competitor for Jerr-Dan-branded products is Miller Industries, Inc. Principal methods of competition include product quality and innovation, product performance, price and service. The Company believes its competitive strengths in this market include its high-quality, innovative and high-performance product line and its cost competitive manufacturing capabilities.

Vocational segment. Competitors for Pierce and Maxi-Metal firefighting vehicles include Rosenbauer International AG, REV Group, Inc. (a subsidiary of Terex Corporation) and numerous smaller, regional manufacturers. Principal methods of competition include brand awareness, ability to meet or exceed customer specifications, price, lead times, the extent to which a company offers single-source customer solutions, product innovation, product quality, dealer distribution and service and support. The Company believes that its competitive strengths include: recognized, premium brand name; nationwide network of independent Pierce dealers; extensive, high-quality and innovative product offerings, which include single-source customer solutions for aerials, pumpers and rescue units; large-scale and high-efficiency custom manufacturing capabilities; and proprietary technologies such as the Pierce Ultimate Configuration (PUC), TAK-4 independent suspension system, Hercules and Husky foam systems, Command Zone electronics, Volterra parallel-electric drivetrain and the Ascendant family of aerial fire trucks.

Competitors for Oshkosh AeroTech passenger boarding bridges include China International Marine Containers (Group) Co., Ltd. and TK Elevator. Principal methods of competition include design, manufacturing capability, project management capabilities and technical product support. Competitors for Oshkosh AeroTech ground support equipment include TLD Group and ITW GSE Inc. as well as other regional competitors. Principal methods of competition include total cost of ownership, product support and technological capabilities.

Competitors for Oshkosh Airport Product ARFF vehicles include Rosenbauer International AG and Albert Ziegler GmbH.

Competitors in the refuse and recycling collection vehicles market include Environmental Solutions Group (a subsidiary of Terex Corporation), New Way Trucks (a subsidiary of Federal Signal), Labrie Enviroquip Group (owned by Wynnchurch Capital) and other regional competitors. The principal methods of competition are product innovation, quality and performance, service and price. The Company competes for municipal business and large commercial business in the Americas. The Company believes its competitive strengths in the Americas refuse and recycling collection vehicle markets include: strong brand recognition; enhanced safety features; innovative and comprehensive product offerings; product lifecycle support; a reputation for high-quality products; ability to integrate refuse bodies with alternative fuel technology chassis; the offering of a fully integrated electric refuse and recycling collection vehicle; large-scale and high-efficiency manufacturing; and a nationwide network of independent dealers.

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

The principal competition for Frontline Communications command vehicles is LDV, Inc., MBF Industries, Inc., Nomad Global Communication Solutions, Incorporated, Farber Specialty Vehicles, Inc. and Matthews Specialty Vehicles, Inc.

Competition for Oshkosh S-Series front-discharge concrete mixers includes Terex Corporation. Principal methods of competition are price, service, product features, product quality and product availability. The Company believes its competitive strengths include: strong brand recognition; large-scale and high-efficiency manufacturing; product innovation; high product quality; innovative control systems; a leading service network and a significant installed base of front-discharge concrete mixers in use in the marketplace.

Transport segment. Competition for Oshkosh Defense includes AM General LLC (a subsidiary of KPS Capital Partners, LP), American Rheinmetall Vehicles, BAE Systems plc, General Dynamics Corporation, GM Defense LLC, Mack Defense LLC and ND Defense LLC (a subsidiary of Cerberus Capital Management, LP). Conditions in the defense marketplace are also currently highly favorable for the success of non-traditional competitors. The principal method of competition involves a competitive bid process that considers factors as determined by the customer, such as price, product performance, product lifecycle costs, small and disadvantaged business participation, product quality, adherence to bid specifications, production capability, project management capability, past performance and product support. Usually, the Company’s vehicle systems must also pass extensive testing. The Company believes that its competitive strengths include: strategic global purchasing capabilities; extensive pricing/costing and defense contracting expertise; a significant installed base of vehicles currently in use throughout the world; flexible and high-efficiency vertically-integrated manufacturing capabilities; patented and/or proprietary vehicle components such as the TAK-4 family of independent suspension systems, Oshkosh power transfer cases and Command Zone integrated vehicle diagnostics; weapons and communications integration; ability to develop new and improved product capabilities responsive to the needs of its customers; product quality; and aftermarket parts sales and service capabilities.

The Weapon Systems Acquisition Reform Act requires competition for defense programs in certain circumstances. Accordingly, it is possible that the U.S. Army and U.S. Marine Corps will conduct competitions for programs for which the Company currently has contracts upon the expiration of the existing contracts. Competition for these and other domestic programs could result in future contracts being awarded based upon different competitive factors than those described above and would primarily include price, production capability and past performance. The U.S. government has become more aggressive in seeking to acquire the design rights to the Company’s current and potential future programs to facilitate competition for manufacturing our vehicles. The willingness of the bidders to license their design rights to the DoD was an evaluation factor in the FMTV A2 contract competition. Certain of the Company’s contracts with the DoD, including the FMTV A2 contract, require that the Company effectively transfer the “technical know-how” necessary to produce and support the vehicles and/or other deliverables within the contract to the customer.

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

The Transport segment also produces postal delivery vehicles for the USPS. Competition for sales of delivery vehicles includes, among others, Utilimaster (a subsidiary of Aebi Schmidt Group), Morgan Olson (a subsidiary of JB Poindexter & Co., Inc.) and Rivian Automotive Inc.

Government Contracts

Approximately 20% of the Company's sales for 2025 were made to the U.S. government, a substantial majority of which were under multi-year contracts and programs in the defense vehicle market. Accordingly, a significant portion of the Company’s sales are subject to risks specific to doing business with the U.S. government, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, the availability of funds and the ability to meet specified performance thresholds. Multi-year contracts may be conditioned upon continued availability of congressional appropriations and are impacted by uncertainty regarding federal budget pressures. Variances between anticipated budget and congressional appropriations may result in a delay, reduction or termination of these contracts.

Oshkosh Defense's sales are substantially dependent upon periodic awards of new contracts, the purchase of base vehicle quantities and the exercise of options under existing contracts. The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution”, which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. Refer to the discussion in “Risk Factors” in Part I, Item 1A for additional details on how a U.S. government continuing resolution may impact our business, results of operations, and financial condition.

Contract awards that Oshkosh Defense receives may be subject to protests by competing bidders. These protests, if successful, could result in the customer revoking part or all of any contract it awards to Oshkosh Defense and an inability on the part of Oshkosh Defense to recover amounts it has expended during the protest period in anticipation of initiating work under any such contract.

Under firm, fixed-price contracts with the U.S. government, the price paid to the Company is generally not subject to adjustment to reflect the Company’s actual costs, except costs incurred as a result of contract changes ordered by the U.S. government. The Company generally attempts to negotiate with the U.S. government the amount of increased compensation to which the Company is entitled for government-ordered changes that result in higher costs. If the Company is unable to negotiate a satisfactory agreement to provide such increased compensation, then the Company may file an appeal with the Armed Services Board of Contract Appeals or the U.S. Claims Court. The Company has no such appeals pending. The Company seeks to mitigate risks with respect to fixed-price contracts by executing firm, fixed-price contracts where possible with its suppliers of significant components for the duration of the Company’s contracts. The Company has also successfully negotiated certain contracts that include an economic price adjustment clause which provides for a price adjustment calculated on costs incurred or externally published indices.

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

Tariff and trade policy changes during 2025 created cost and sourcing pressures within the Company’s global supply chain. The Company worked closely with suppliers to mitigate these impacts through sourcing diversification and cost-containment initiatives. The Company remains focused on evaluating supply chain strategies and pricing actions to offset potential future tariff volatility.

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

Human Capital Management

People First Culture. The Company maintains an inclusive People First culture that prioritizes team members’ safety, engagement, wellbeing, and personal and professional development. The Company believes its People First culture is a strength, and the Company intends to continue building upon that culture to foster innovation and drive long-term, sustainable performance across the business. In 2025, 62% (60% in 2024) of global production and office team members participated in the Company’s Global Engagement Survey. Engagement across the enterprise was 7.3 out of 10 in 2025 (7.5 in 2024).

The Company expects all team members to adhere to the highest ethical standards every day and was recognized by Ethisphere as one of the World's Most Ethical Companies for the 10th consecutive year in 2025. The Company requires all team members to complete training on its Code of Conduct referred to as “The Oshkosh Way”. The Oshkosh Way provides specific guidance to team members, outlining how they are expected to act with the integrity that has defined Oshkosh since the Company was founded over 100 years ago. In addition, the Company maintains a global ethics and compliance helpline to allow for concerns of potential violations of the Code, global policies, or the law to be reported anonymously.

The Company’s connections to its communities through charitable giving, leadership and volunteering efforts have long been an important part of the Company’s culture and team member engagement. The Company’s teams creatively identified opportunities to volunteer in 2025, donating over 20,800 hours to the communities in which they live and work.

For the last 12 years, the Company has held the Oshkosh Excellence Awards (OEAs), an annual competition and recognition event that invites team members to submit innovative ideas to foster improvements for its culture, operations, products and customers. Over 950 OEA nominations were submitted in 2025.

Workforce Composition. As of December 31, 2025, the Company had approximately 18,400 employees, approximately 11,750 of whom are production employees. Approximately 1,950 (13%) of the Company's U.S. employees were represented by unions. The United Auto Workers (UAW) Union, whose agreement expires in September 2027, represented the majority of these employees (1,150 employees), with the remaining being represented by the United Steelworkers, the Boilermakers, Iron Shipbuilders, Blacksmiths and Forgers Union (Boilermakers), International Brotherhood of Teamsters Union (Teamsters), Eastern Millwright Regional Council and International Brotherhood of Electrical Workers. In addition, approximately 65% of the Company’s 2,700 employees located outside of the U.S. are represented by separate works councils or unions.

Talent and Learning. The Company’s business strategy is enabled by its ability to attract, develop and retain world-class talent. The Company offers multiple programs of Lens of Leadership, its signature in-person development program for team members at the director level and above. The Company continued a series of executive leadership development events and expanded virtual learning opportunities to all managers on topics of leadership, fostering engagement and an inclusive culture and cultivating innovation and performance. Team members of the Company logged 246,000 learning hours in 2025. The Company leverages its enterprise Learning Management System to enable all team members to access learning content on its technology platform.

Strategic succession planning, future leader pipelines and critical role depth are regularly reviewed and updated by management. All leaders are expected to complete regular check-ins to provide feedback, review annual goal progress and hold career development conversations with team members to help ensure alignment, drive engagement and facilitate strong business outcomes.

Health and Safety. The Company focuses on protecting the health and safety of its team members. The Company takes a proactive, collaborative approach to managing safety to ensure its workforce returns home safely every day. Safety Management System maturity, OSHA VPP Star progression, ergonomic advancements and active team member involvement have led to improved risk reduction within the Company's operations.

The Company offers a competitive benefit platform to help ensure that, no matter where team members are in their well-being journeys, they are supported in their physical, financial and emotional goals. In 2025, the Company cared for over 26,000 people, including team members and their families, on its medical plan. The Company expanded paid parental leave benefits to support team members as they grow their families. In addition, the Company supported team members’ investment in their health by providing a financial incentive to complete an annual preventive exam.

Seasonal Nature of Business

The Company’s Access segment tends to be seasonal with an increase in sales occurring in the spring and summer months that constitute the traditional construction season in the northern hemisphere. Sales are generally lower in the three months ended December 31 in all segments due to the relatively high number of holidays in the U.S., which reduce available production and shipping days.

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

The access equipment market is highly cyclical and impacted (i) by the strength of economies and customers’ perceptions concerning the timing of economic cycles, (ii) by residential and non-residential construction spending, (iii) by the ability of rental companies to obtain third-party financing to purchase revenue generating assets, (iv) by capital expenditures of rental companies in general, including the rate at which they replace aged rental equipment, (v) by the timing of regulatory standard changes, and (vi) by other factors, including oil and gas related activity and government spending. Municipal fire apparatus markets are cyclical later in an economic cycle and are impacted by the economy generally and by municipal tax receipts. Refuse and recycling collection vehicle markets are also cyclical and impacted by the strength of economies in general, by municipal tax receipts and by the size and timing of capital expenditures, including replacement demand, by large waste haulers. Airport products markets are also cyclical and impacted by global demand for air transportation services. If demand for our products is lower than what we or the market expect, due to a recession or other factors, then there could be an adverse effect on our net sales, financial condition, profitability and/or cash flows. In addition, those impacts could be more than we anticipate.

Our performance under our United States Postal Service (USPS) contract may not be what we expect.

Our Next Generation Delivery Vehicle (NGDV) contract allows the USPS to purchase up to 165,000 units over 10 years. As of December 31, 2025, we have received orders for 51,500 vehicles. The USPS contract and our performance under the contract are subject to the following risks, among others, that could have a material adverse effect on our results of operations, financial condition, and/or cash flows:

•
The USPS ordering fewer units than we expect which could result in an impairment of our deferred contract asset. We estimate that deferred contract costs exceed future profits on existing orders by approximately $135 million at December 31, 2025.
•
The ramp-up of NGDV production has taken longer and cost more than we anticipated, which has resulted in lower revenues and higher costs than we anticipated. It is possible that production may continue to lag our expectations due to equipment design issues, supplier quality issues, supplier performance issues or other challenges associated with scaling production.
•
Throughout the product lifecycle, discontinuation of production parts by suppliers may result in unanticipated design costs.
•
Warranty costs may be higher than we anticipate.
•
If additional orders are received, the mix of internal combustion engine and battery electric vehicles could be different from our expectations.
•
The USPS may exercise its right to terminate the contract for convenience.

Changes in trade policies and other factors beyond our control may adversely impact our results.

The United States has announced changes to U.S. trade policies, including increasing tariffs on imports and potentially renegotiating or terminating existing trade agreements. The exact scope and duration of any such tariffs that have been or will ultimately be implemented, or retaliatory tariffs that have been or could be implemented by other countries on U.S. exports, is not known, and the impacts on our business are uncertain. Tariffs implemented by the U.S. during 2025 cost us approximately $35 million in 2025, and we estimate that will increase to approximately $200 million in 2026. Geopolitical tensions and trade wars can disrupt supply chains and increase the cost of our products, which could cause our products to be more expensive for customers. Countries have adopted restrictive trade measures such as tariffs, taxation, foreign exchange controls, capital controls and controls on imports or exports of goods, technology or data, any of which could adversely affect our operations and supply chain or limit our ability to offer our products and services as intended.

Countries may implement additional restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods in jurisdictions in which we or our suppliers operate. These kinds of restrictions could be adopted with little to no advance notice and could escalate in response to tariffs or restrictions imposed by the U.S. or other countries, and we may not be able to effectively mitigate any adverse impacts from such measures. Changes in laws or regulations governing foreign trade, particularly in countries where we manufacture products or from which we import products or raw materials, either directly or through our suppliers, including materials subject to China’s export control requirements such as rare earth minerals, could have a material adverse effect on our competitive position, results of operations, financial condition, and/or cash flows.

Uncertainty surrounding trade or other international disputes has adversely impacted, and could continue to adversely impact, customer confidence, inflation, interest rates and the level of investments by our customers and on the economy in general. Any of these events could increase the cost of our products, reduce demand for our products, create disruptions to supply chains or impair our ability to effectively operate and compete in countries where we do business.

Our capacity expansion plans may take longer or cost more than we expect or may not achieve the benefits we anticipate.

We are pursuing initiatives to expand and optimize our manufacturing capacity. Such initiatives may include facility expansions or reconfigurations, capital investments in equipment and automation, workforce hiring and training, supplier capacity development and the implementation of new processes or systems. The execution of these capacity expansion plans is subject to a variety of risks and uncertainties, including delays in construction or equipment delivery, challenges in recruiting and retaining skilled labor, supply chain constraints, cost inflation, permitting or regulatory requirements and difficulties integrating new capacity into existing operations. In addition, our assumptions regarding demand levels, timing and product mix may change over time, which could affect the timing, scale or economic returns of these investments. If our capacity expansion initiatives take longer or cost more than we anticipate or fail to deliver the operational efficiencies or throughput improvements we expect, we may be unable to meet forecasted sales, incur higher operating or capital costs or experience reduced margins. Any such delays or inefficiencies could adversely affect our results of operations, cash flows or competitive position.

Fluctuations in prices of raw materials and other inputs may adversely impact our results.

We purchase, directly and indirectly through component purchases, significant amounts of steel, aluminum, copper and other commodities. Steel, aluminum, copper and other commodity prices have historically been highly volatile. Costs for these items may increase in the future due to a variety of factors, including: outbreaks of conflict in regions of the world that produce the commodities or the raw materials that go into the commodities or through which the commodities are transported; or a weakening U.S. dollar.

In addition, the cost of parts, materials, components or final assemblies has increased and may continue to increase for reasons other than changes in commodity prices. Factors such as the imposition of duties and tariffs and other trade barriers, supply and demand, the level of imports, freight costs, availability of transportation, the cost or availability of manufacturing labor, inventory levels and general economic conditions may affect the prices we pay for parts, materials, components or final assembly purchases. While the Company seeks to mitigate increases in the price of materials and other inputs through cost reduction initiatives, there can be no assurance that these efforts will be successful or sufficient to offset such cost increases.

Increases in parts, materials, components or final assemblies costs could reduce the profitability of orders in backlog as those sales prices have already been negotiated. If we are not able to recover cost increases through price increases to our customers, then such increases would have an adverse effect on our financial condition, profitability and/or cash flows. Furthermore, price increases may not be accepted by our customers and may result in them choosing to order from our competitors. Any significant decrease in orders could have an adverse effect on our net sales, financial condition, profitability and/or cash flows. Additionally, if costs decrease and we are unable to negotiate timely component cost decreases commensurate with any decrease in costs, then our higher component costs could put us at a disadvantage compared to our competition which could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We have experienced, and in the future are likely to experience, significant disruption of the supply of some of our parts, materials, components and final assemblies that we obtain from suppliers or subcontractors. Delays in obtaining parts, materials, components and final assemblies may result from a number of factors affecting our suppliers including shipping disruptions, capacity constraints, labor constraints, supplier product quality issues, decisions by suppliers to discontinue or modify components or parts, including to meet changing regulatory requirements, suppliers’ impaired financial condition, interruptions in suppliers' information technology systems and suppliers’ allocations to other purchasers. Such disruptions have resulted and could further result in higher manufacturing costs caused by an inefficient parts flow to our production lines or the need to procure parts from higher cost suppliers, could delay production and/or sales and could result in a material adverse effect on our results of operations, financial condition, and/or cash flows.

We are dependent on our suppliers of engines, chassis, axles, batteries and other components to continue to timely deliver such components that meet applicable emissions regulations and customer preferences. If we fail to have adequate relationships with suppliers that will supply appropriate engines, chassis, axles, batteries and other components to us or fail to timely receive appropriate components from our suppliers, that could result in us being placed in an uncompetitive position or without finished product when needed.

Labor issues may adversely impact our results.

Our production, or the production of our suppliers, could be disrupted by labor issues including availability of skilled workforce in locations in which we and our suppliers operate due to competition, absenteeism, public health issues, strikes or other factors. In addition, our production schedules assume the availability of a sufficient workforce in areas in which our facilities operate at anticipated labor rates. If a sufficient workforce is not available or rates are higher than we anticipate, it could have an adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our dependency on contracts with U.S. and foreign government agencies subjects us to a variety of risks that could materially reduce our revenues or profits or impact our capital allocation strategy.

We are dependent on U.S. and foreign government contracts for a significant portion of our business. Approximately 20% of our net sales in 2025 were to the U.S. government. That business is subject to the following risks, among others, that could have a material adverse effect on our operating performance:

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
•
We must spend significant sums on product development and testing, bid and proposal activities, and pre-contract engineering, tooling and design activities in competitions to have the opportunity to be awarded these contracts. Despite our investments, we may not receive the contracts that we expect.
•
Our Transport segment results may fluctuate significantly from time to time as a result of the start and completion of existing and new domestic and international contract awards that we may receive. A majority of our contracts in the Transport segment are large in size and require significant personnel and production resources, and when our government customers allow such contracts to expire or significantly reduce their vehicle requirements under such contracts, we must make adjustments to personnel and production resources.
•
Our business is susceptible to changes in the annual U.S. defense budget. Such changes may reduce revenues that we expect, especially in light of federal budget pressures, lower levels of U.S. ground troops deployed in foreign conflicts and the level of defense funding that will be allocated to the DoD’s tactical wheeled vehicle strategy generally.
•
Certain of our U.S. government contracts could be delayed or terminated, and all such contracts expire in the future and may not be replaced, which could reduce revenues that we expect under the contracts and negatively affect margins.
•
The funding of DoD programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being delayed or canceled, or funds could be reprogrammed away from our programs to pay for higher priority operational needs. Furthermore, in years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. A government shutdown could result in the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our cash flows.
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
•
Defense contract awards that we receive may be subject to protests or lawsuits by competing bidders, which protests or lawsuits, if successful, could result in the U.S. government customer revoking part or all of any contracts it awards to us and our inability to recover amounts we have expended in anticipation of initiating production under any such contract.
•
Although we believe there is demand from international customers for our tactical wheeled vehicles, there is no assurance that additional orders will materialize.
•
In January 2026, the U.S. President issued an executive order directing the DoD and other defense-related agencies to prioritize the warfighter in procurement decisions, including increased emphasis on speed of delivery, affordability, domestic sourcing and operational readiness. While intended to enhance military effectiveness, this directive could result in changes to acquisition strategies, contract structures, technical requirements, pricing expectations or supplier selection criteria. Such changes could increase competition, reduce margins, accelerate delivery schedules or require additional capital investments, which could in turn have a material adverse effect on our net sales, financial condition, results of operations and/or cash flows. Under the executive order, the DoD could also impose conditions or otherwise create disincentives that could limit our ability to repurchase shares of our Common Stock or to pay dividends to our shareholders.

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

The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers that produce and sell similar products. Certain of our competitors have greater financial, marketing, manufacturing, distribution and governmental affairs resources than we do, which may put us at a competitive disadvantage. We also face pricing pressure from international competitors that attempt to gain domestic market share through importing and selling products at below market prices, particularly in the Access segment. If competition in our industries intensifies or if competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. We cannot provide any assurance that our products will continue to compete effectively with the products of competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers.

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

One of our growth strategies is emphasizing our new product development as we seek to expand sales and margins by leading our core markets in the introduction of new or improved products and technologies or expanding our product portfolio into adjacent markets. Our ability to match product improvements and new product offerings to diverse global customers’ anticipated needs for different types of products and various product features and functions, at acceptable prices, is critical to our success. We may not be able to compete as effectively, and ultimately satisfy the needs and preferences of our customers, unless we can continue to improve existing products and develop new innovative products in the global markets in which we compete. While we spent $174 million for research and development in 2025, we cannot provide any assurance that this level of investment in research and development will be sufficient to maintain our competitive strength in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop product improvements or new products. Our competitors’ new products may arrive in the market before our products arrive and be more attractive with more features and functions and/or lower prices than our products. If we are unable to provide continued technological improvements in our products that meet our customers’ or the industry’s expectations, then demand for our products could be adversely affected.

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

Approximately 18% of our net sales in 2025 were attributable to products sold outside of the United States, of which approximately 47% involved export sales from the United States. The majority of export sales are denominated in U.S. dollars. Sales that originate outside the United States are typically transacted in the local currencies of those countries. Fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated to U.S. dollars. We have sales of inventory denominated in U.S. dollars to certain of our subsidiaries that have functional currencies other than the U.S. dollar. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations, in particular those with respect to the Euro, the Chinese renminbi, the Canadian dollar, the Mexican peso, the Australian dollar and the British pound sterling may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods. In addition, any further appreciation in the value of the U.S. dollar in relation to the value of the local currency of those countries where our products are sold will continue to increase our costs of goods in our foreign operations, to the extent such costs are payable in U.S. dollars, and impact the competitiveness of our product offerings in international markets.

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

Our use of artificial intelligence and autonomy technologies may expose us to additional risks and may not deliver the benefits we anticipate.

We are developing, integrating and using artificial intelligence (AI) and autonomy in certain products, services and internal operations. These technologies are evolving and, in many cases, rely on third-party tools, data, software or infrastructure. Our ability to realize benefits from their use depends on factors such as data quality, system integration, workforce adoption, computing resources and the ongoing performance and availability of third-party technology providers. AI-enabled systems may not perform as intended under all operating conditions and may generate inaccurate, incomplete or biased outputs. As these technologies are introduced into products, services or operations, failures or perceived failures, whether due to design limitations, data constraints, integration challenges, cybersecurity incidents, operator misuse, inadequate training or other causes, could result in product performance issues, safety incidents, increased costs, reputational harm or reduced customer acceptance. In addition, the legal and regulatory framework governing AI and data use is rapidly evolving and remains uncertain. New or changing laws, regulations or standards could increase compliance costs, limit permissible uses, require changes to product design or governance practices or expose us to litigation or enforcement actions. If we are unable to effectively develop, integrate, govern or manage AI-enabled technologies, or if these technologies fail to deliver benefits we expect, our results of operations, financial condition or competitive position could be adversely affected.

Financial Risks

We are subject to changes in contract estimates.

We account for substantially all long-term contracts in the Transport segment utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions regarding the timing of receipt of delivery orders from our government customers. Due to the size and nature of these contracts, the estimate of costs is complex and subject to many variables. We must make assumptions regarding expected increases in material costs, wages and employee benefits, engineering hours, productivity and availability of labor and allocated fixed costs. Changes to production costs, overhead rates, learning curves and/or supplier performance can also impact these estimates. For example, cumulative catch-up adjustments on contracts in the Transport segment negatively impacted operating income by approximately $35 million in 2025. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, the period in which we receive those orders will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition and/or profitability.

We may experience losses in excess of our recorded reserves for doubtful accounts and guarantees of indebtedness of others.

As of December 31, 2025, we had consolidated gross receivables of $1.5 billion. In addition, we were subject to obligations to guarantee customer indebtedness to third parties of $559 million, under which we estimate our maximum exposure to be $93 million. We evaluate the collectability of receivables and our guarantees of indebtedness of others based on a combination of factors and establish reserves based on our estimates of potential current and future losses. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to reduce the net recognized receivable to the amount we expect to collect, and/or we recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. We also establish additional reserves based upon our perception of the quality of the current receivables, the current financial position of our customers, past collections experience, and existing and expected future market conditions. Prolonged or more severe economic weakness may result in additional requirements for reserves. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. We also face a concentration of credit risk as the Access segment’s ten largest debtors at December 31, 2025 represented approximately 27% of our consolidated gross receivables. Some of these customers are highly leveraged. We may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Our cash flows and overall liquidity may be materially adversely affected if any of the financial institutions that finance our customer receivables become unable or unwilling, due to unfavorable economic conditions, a weakening of our or their financial position or otherwise, to continue providing such credit.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and other indefinite-lived intangible assets on our balance sheet as a result of acquisitions we have completed. At December 31, 2025, approximately 78% of these intangibles were concentrated within JLG. We evaluate goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, a sustained decline in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term net sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Financing costs and restrictive covenants in our current debt facilities could limit our flexibility in managing our business and increase our vulnerability to general adverse economic and industry conditions.

Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, and could make any future credit facilities or credit facility amendments more costly and/or difficult to obtain. In addition, our credit facilities are subject to variable interest rates. An increase in general interest rates would also increase our cost of borrowing under our credit agreements.

Our credit agreements contain financial and restrictive covenants which, among other things, require us to maintain a leverage ratio. Our ability to meet the leverage ratio may be affected by a number of risks or events, including the risks described in this Annual Report on Form 10-K and events beyond our control. The indentures governing our senior notes also contain restrictive covenants. Any failure by us to comply with these restrictive covenants or the financial and restrictive covenants in our credit agreements could have a material adverse effect on our financial condition, results of operations and debt service capability.

Additional liabilities relating to changes in tax rates or exposure to additional income tax liabilities could adversely impact our financial condition and cash flow.

We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Changes in our effective tax rate as a result of changes in tax laws or regulations and judicial or regulatory interpretations of those laws or regulations, the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles, or changes in the valuation of deferred tax assets could adversely affect our future results of operations. In addition, certain tax policy efforts, including any tax law changes resulting from the Organization for Economic Cooperation and Development and the G20's inclusive framework on Base Erosion and Profit Sharing, could adversely impact our tax rate and subsequent tax expense. In addition, the amount of income taxes that we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts that we have reserved for potential tax liabilities, future financial results may include unfavorable adjustments to our tax liabilities, which could have a material adverse effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding December 31, 2025.

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

As part of the cybersecurity risk management program, the Company has a set of Company-wide cybersecurity policies and procedures, including an Acceptable Use Policy as well as other policies covering subjects such as Access Control, Awareness and Training, Audit and Accountability, Configuration Management, Identification and Authentication, Media Protection, System and Communications Protection and Incident Response. These policies and procedures go through an internal review process and are approved by appropriate members of management. The Company requires all personnel, including contingent workers and business partners handling information on the Company’s behalf, to follow its cybersecurity policies and procedures. Regular training modules educate the Company’s team members on relevant cyber threats and trends and help prepare them for real-life phishing threats.

The Company implements processes to assess and manage risks associated with using third-party information system service providers. This risk assessment process assesses both the service provider's security posture as well as the security controls available from the third-party information system. The service provider’s security posture assessment includes reviewing any third-party attestations as well as third-party controls in the following areas: assets, data flows, authentication, access, monitoring, response and recovery. Depending on the type of system or data assessed, additional controls may be added to the service provider's security posture assessment.

The Company maintains an Incident Response Plan that includes processes for detecting, containing and responding to incidents including processes for reporting incidents to management and the Board of Directors. The Company periodically performs simulations and tabletop exercises at a management level and incorporates external advisors as needed. The Company engages third-party service providers to conduct evaluations of its security controls, whether through penetration testing, independent audits or consulting on best practices to address cybersecurity risks.

Assessing, identifying and managing cybersecurity-related risks is integrated into the Company's overall Enterprise Risk Management (ERM) program. Cybersecurity related risks are included in the risk universe that the ERM program evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.

Governance — The Board of Directors is responsible for general oversight of the Company's risk management program, including cybersecurity risks. Annually, senior management updates the Board of Directors on the Company's ERM program, including identified material risks and corresponding mitigation strategies.

The Audit Committee of the Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity risks, to help align the Company's risk exposure with its strategic objectives. The CIO provides periodic updates to the Audit Committee on the status of the Company’s cybersecurity risk management program; the Company’s information systems, cybersecurity and other risks; and the steps management has taken to identify, monitor and mitigate such risks. The Audit Committee is also briefed on cyber crisis contingency planning, incident recovery capabilities and matters related to any material cybersecurity incident the company may experience.

The Company's business strategy, results of operations and financial condition have not been materially affected by cybersecurity threats, including as a result of previously identified cybersecurity incidents, but the Company cannot provide assurance that it will not be materially affected in the future by cybersecurity risks, threats or incidents. See Item 1A under the caption "Increased cybersecurity threats and more sophisticated computer crime pose a risk to our systems, networks, operations, products and services." for additional information on cybersecurity risks applicable to the Company.

ITEM 2. PROPERTIES

The Company believes its equipment and buildings are well maintained and adequate for its present and anticipated needs. As of December 31, 2025, the Company operated in 37 manufacturing facilities. The locations of the Company’s manufacturing facilities are provided in the table below:

Segment	U.S. Facilities (# of facilities)	Facilities Outside the U.S. (# of facilities)
Access	McConnellsburg, Pennsylvania (3)(a)	Tianjin, China (1)(b)
	Shippensburg, Pennsylvania (1)	Leon, Mexico (1)
	Jefferson City, Tennessee (1)	Nogara, Italy (1)
	Greencastle, Pennsylvania (1)	Manresa, Spain (1)
	Bedford, Pennsylvania (1)	Leicester, United Kingdom (1)(c)
Tonneins, France (1)(c)

Vocational	Appleton, Wisconsin (3)(a)	Saint-Georges, Quebec, Canada (1)
	Dodge Center, Minnesota (1)	Pyle, United Kingdom (1)
	Ogden, Utah (1)	Ciudad Juarez, Mexico (1)(c)
Bradenton, Florida (1)
Orlando, Florida (1)
Garner, Iowa (1)
Neenah, Wisconsin (1)(c)
Kewaunee, Wisconsin (1)
Clearwater, Florida (1)(c)
Warrenton, Oregon (1)(c)
Murfreesboro, Tennessee (1)(c)
Riceville, Iowa (1)
McIntire, Iowa (1)

Transport	Oshkosh, Wisconsin (5)
Spartanburg, South Carolina (1)(c)
(a)
Two facilities are owned, and the other is leased.
(b)
Facility includes both leased and owned components.
(c)
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

Personal injury actions and other. At December 31, 2025, the estimated net liabilities for product and general liability claims totaled $53.0 million. Although the final results of all such matters and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of all such matters and claims, after considering the liabilities accrued with respect to all such matters and claims, will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of February 17, 2026, concerning the Company’s executive officers. All of the Company’s executive officers serve terms of one year and until their successors are elected and qualified.

Name	Age	Title
John C. Pfeifer	60	President and Chief Executive Officer
Ignacio A. Cortina	54	Executive Vice President, Chief Legal and Administrative Officer
Matthew A. Field	53	Executive Vice President and Chief Financial Officer
Jayanthi Iyengar	64	Executive Vice President and Chief Technology and Strategic Sourcing Officer
Mahesh Narang	50	Executive Vice President and President, Access Segment
Steven C. Nordlund	58	Executive Vice President and President, Transport Segment
Michael E. Pack	51	Executive Vice President and President, Vocational Segment
Bryan K. Brandt	57	Senior Vice President and Chief Marketing Officer
Anupam Khare	61	Senior Vice President and Chief Information Officer
Jackie L. Nystrom	53	Senior Vice President and Chief Human Resources Officer

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

Ignacio A. Cortina — Mr. Cortina joined the Company in 2006 with the acquisition of JLG. He has held various roles of increasing responsibility, serving as the Company’s Vice President and Deputy General Counsel from 2011 to 2015 and Senior Vice President, General Counsel and Secretary from 2015 to 2016. He was appointed to Executive Vice President, General Counsel and Secretary in 2016. He was appointed Executive Vice President, Chief Legal Officer and Secretary in February 2023. In November 2024, his role expanded to include that of Chief Administrative Officer where he has led the Company's safety and facilities teams and, until January 2026, its human resources team. Mr. Cortina is a director of Alliant Energy Corporation.

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

Steven C. Nordlund — Mr. Nordlund joined the Company in July 2025 as Executive Vice President and President, Transport Segment. Prior to joining the Company, he held multiple senior executive roles at The Boeing Company, a major global aerospace and defense company, including his most recent roles as Vice President and General Manager of the Air Dominance Division from 2022 to 2025, Phantom Works from 2021 to 2022, Boeing NeXt from 2018 to 2021 and HorizonX Ventures from 2017 to 2018. Earlier in his career, he co-founded Insitu, a pioneer in unmanned aerial systems, and held leadership positions at IBM Corporation. Mr. Nordlund serves on the board of trustees for Embry-Riddle Aeronautical University.

Michael E. Pack — Mr. Pack joined the Company in 2006 as Senior Director of Financial Analysis and Controls and has served in various assignments in the Access and Vocational segments, including Vice President Finance, Fire & Emergency from 2012 to 2020, and as Executive Vice President and Chief Financial Officer from 2020 to 2024. He was appointed to his current position of Executive Vice President and President, Vocational Segment in June 2024. Mr. Pack is a director of Winnebago Industries, Inc.

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

Jackie L. Nystrom — Ms. Nystrom joined the Company in 2010 as a Senior Human Resources Manager and has served in multiple leadership roles of increasing responsibility, most recently as Vice President, Human Resources, Vocational Segment since 2019. She was appointed to her current position of Senior Vice President and Chief Human Resources Officer in January 2026.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31	327,194	$132.70	327,194	8,530,548
November 1 - November 30	290,420	123.64	290,420	8,240,128
December 1 - December 31	294,259	129.59	294,259	7,945,869
Total	911,873		911,873
(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At December 31, 2025, the Company had repurchased 4,054,131 shares under this authorization. As a result, the Company had 7,945,869 shares of Common Stock remaining available for repurchase under the repurchase authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

Common Stock Information

The Company’s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol OSK. As of February 10, 2026, there were 1,720 holders of record of the Common Stock.

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

The comparisons assume that $100 was invested on September 30, 2020 in each of: the Company’s Common Stock, the Standard & Poor’s MidCap 400 market index and the SIC Code 371 Index. The total return assumes reinvestment of dividends and is adjusted for stock splits. The 2025 return listed in the charts below is based on closing prices per share on December 31, 2025. On that date, the closing price for the Company’s Common Stock was $125.63.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oshkosh Corporation, the S&P MidCap 400 Index,
and SIC Code 371 Index

$250
$200
$150
$100
$50
$0
9/30/20
9/30/21
12/31/22
12/31/23
12/31/24
12/31/25
Oshkosh Corporation
S&P MidCap 400
SIC Code 371 Index

* $100 invested on September 30, 2020 in stock or index, including reinvestment of dividends.

	September 30,	December 31,
	2021	2022	2023	2024	2025
Oshkosh Corporation	$141.09	$123.87	$155.12	$138.32	$186.02
S&P MidCap 400 market index	143.68	134.90	157.08	178.96	192.38
SIC Code 371 Index	170.29	84.51	136.53	192.07	219.45

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Oshkosh Corporation is a global industrial technology company that designs and deploys advanced technologies to empower everyday heroes who build, serve and protect communities around the world. Across construction, firefighting, aviation, refuse collection, defense and delivery industries, we create purpose-built vehicles, equipment and integrated ecosystems that are safe, intuitive and highly productive. As an innovator and integrator, we work directly with our customers to solve real-world challenges – developing and applying breakthrough technologies in autonomy, artificial intelligence, connectivity and electrification. Through these advancements, we make some of the world’s toughest jobs safe, efficient, sustainable and connected — delivering measurable impact for the people who depend on us every day.

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

Vocational — custom and commercial firefighting vehicles and equipment sold to municipal fire departments; aviation ground support products, gate equipment and airport services sold to commercial airlines, airports, air-freight carriers, ground handling customers and the military; aircraft rescue and firefighting (ARFF) vehicles sold to airports and the U.S. military; refuse and recycling collection vehicles sold to commercial and municipal waste haulers; field service vehicles and truck-mounted cranes sold to mining, construction and equipment rental companies; simulators, mobile command vehicles and other emergency vehicles sold to fire departments and other governmental units; and front-discharge concrete mixers sold to ready-mix companies.

Transport — tactical vehicles, trailers and parts sold to the U.S. military and to other militaries around the world and delivery vehicles for the United States Postal Service (USPS).

All estimates referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to the Company’s estimates as of February 17, 2026.

OVERVIEW

The Company experienced a dynamic and unpredictable international trade environment throughout 2025. The continuously-changing environment contributed to economic uncertainty and the Company saw some customers being judicious with spending on new equipment. Tariffs enacted in the U.S. during the year cost the Company $35 million, or $0.42 per share. Despite all of this, the Company reported solid 2025 earnings per share of $10.02.

Driven by the dedication and hard work of its more than 18,000 team members, the Company made tremendous progress on its initiatives during the year. As a result of increased production rates, sales of delivery vehicles were up $365 million, or 352%, in 2025 compared to 2024. The Access segment reported an operating income margin of 11.2% in an environment where sales were down 13.0%. Continued production throughput in the Vocational segment contributed, in large part, to the 12.6% increase in Vocational segment sales over the prior year, while increasing margins to 14.7%, an increase of 270 basis points over 2024. Higher Vocational segment sales and higher sales in the delivery vehicle business as well as improved pricing nearly offset the decline in revenue in the access equipment and defense businesses.

Improved communications with customers led to strong customer advances, resulting in cash flows from operations in 2025 of $783 million, an increase of $233 million from 2024. In addition, the One Big Beautiful Bill Act (OBBBA), enacted in the U.S. in July 2025, lowered tax payments in 2025 by approximately $90 million as a result of the acceleration of deductions.

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

The Company continued to repurchase shares of its Common Stock throughout the year, repurchasing nearly 2.3 million shares for $278 million. Share repurchases during the previous twelve months benefited earnings per share by $0.19 compared to 2024.

The Company announced an increase in its quarterly dividend rate of 11.8%, to $0.57 per share, beginning in the first quarter of 2026. This was the Company's twelfth straight year of a double-digit percentage increase in its dividend rate.

2026 OUTLOOK

The Company estimates consolidated sales will be approximately $11.0 billion in 2026, compared to $10.4 billion in 2025. The Company expects consolidated operating income in 2026 will be approximately $1.06 billion, resulting in diluted earnings per share of approximately $10.90. Included in the Company's expectations is amortization of intangible assets of approximately $55 million, or $0.60 per share. Excluding amortization of intangible assets, the Company expects adjusted diluted earnings per share in 2026 to be approximately $11.50. The Company's estimates assume that present levels of tariff rates continue. The Company estimates tariffs will total approximately $200 million in 2026, which is an increase of approximately $165 million from 2025.

The Company expects Access segment sales will be approximately $4.2 billion in 2026, a decrease of approximately 7.0% compared to 2025 sales as non-residential construction activity is expected to be relatively consistent with 2025. The Company expects that Access segment sales in the first quarter of 2026 will be lower than the first quarter of 2025 due to its strong sales in the fourth quarter of 2025, which the Company believes were a result of strong customer purchases in advance of announced 2026 pricing actions. The Company expects operating income margin in the Access segment in 2026 will be approximately 9.7%, down from 11.2% in 2025 due to the impact of fixed costs relative to lower expected sales levels.

The Company expects Vocational segment sales of approximately $4.2 billion in 2026, an increase of approximately 13.0% compared to 2025 sales reflecting expected increases in production volume from improved throughput and improvements in pricing in municipal fire apparatus as the Vocational segment delivers its backlog. The Company expects Vocational segment operating income margin in 2026 will be approximately 16.1%, compared to 14.7% in 2025. The segment's operating income margin is expected to increase in 2026 as a result of expected continued favorable price/cost dynamics and improved production throughput.

The Company expects Transport segment sales will be approximately $2.5 billion in 2026, an increase of approximately 19% compared to 2025 sales. The Company's estimate reflects improved pricing under recent contracts and a progressive increase in production under the Company's Next Generation Delivery Vehicle (NGDV) contract. The Company expects Transport segment operating margin will be approximately 4.0% in 2026, compared to 3.7% in 2025, reflecting the elimination of adverse cumulative catch-up adjustments experienced in 2025 and the expected receipt of a follow-on delivery order from the USPS are expected to be offset in part by higher engineering spending and the non-recurrence in 2026 of the impact of a sale of a license of Joint Light Tactical Vehicles (JLTV)-related intellectual property to the U.S. government for $25 million. The Company's expectations contemplate a receipt of a follow-on NGDV delivery order from the USPS, which the Company expects would result in a favorable cumulative catch-up adjustment at the time the order is received.

The Company estimates corporate and other costs in 2026 will be approximately $185 million. The Company estimates net interest expense will be approximately $105 million in 2026, compared to $109 million in 2025. The Company estimates the tax rate for 2026 will be approximately 24.5% and average share count will be approximately 63 million shares.

The Company expects earnings per share in the first quarter of 2026 will be approximately $0.85, reflecting the impact of tariffs, expected continued softer market conditions and seasonality in access equipment markets and the Company's expectation that its strong Access segment sales in the fourth quarter of 2025 ahead of 2026 pricing actions will result in lower first quarter 2026 sales volume.

RESULTS OF OPERATIONS- 2025 COMPARED WITH 2024

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Net sales	$10,422.3	$10,730.2	$(307.9)	-2.9%
Cost of sales	8,603.3	8,760.8	(157.5)	-1.8%
Gross income	$1,819.0	$1,969.4	$(150.4)	-7.6%
% of sales	17.5%	18.4%	-90 bps
Selling, general and administrative	$818.7	$852.4	$(33.7)	-4.0%
Amortization of purchased intangibles	55.1	54.7	0.4	0.7%
Intangible asset impairments	5.7	51.6	(45.9)	-89.0%
Operating income	$939.5	$1,010.7	$(71.2)	-7.0%
% of sales	9.0%	9.4%	-40 bps

Consolidated net sales decreased primarily due to lower organic sales volume in the Access ($659 million) and Transport ($107 million) segments, offset in part by higher sales volume in the Vocational segment ($261 million), incremental sales related to the September 2024 acquisition of AUSACORP S.L. (AUSA) ($91 million) and improved pricing ($69 million).

The decrease in consolidated gross margin was primarily due to higher labor and overhead costs (100 basis points).

Consolidated selling, general and administrative expenses decreased primarily due to lower incentive compensation accruals ($30 million).

During 2024, the Company recorded impairment charges related to Pratt Miller goodwill and intangibles ($52 million) as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports. During 2025, the Company impaired the remaining Pratt Miller goodwill ($6 million) as a reduction in royalties expected on defense contracts led to a further decline in the Company's expectations of future performance of the reporting unit.

The decrease in consolidated operating income was primarily due to the impact of lower gross margin associated with lower sales volume ($107 million), higher labor and overhead costs ($90 million) and higher warranty expense ($37 million), offset in part by improved pricing ($69 million), lower intangible asset impairments ($46 million), lower selling, general and administrative expenses ($34 million) and lower adverse changes in cumulative catch-up adjustments on contracts ($12 million).

The following table presents consolidated non-operating changes (in millions):

	Year Ended December 31,
	2025	2024	Change
Interest expense, net of interest income	$(108.9)	$(111.9)	$3.0
Miscellaneous, net	11.4	4.2	7.2

Provision for income taxes	191.5	210.0	(18.5)
Effective tax rate	22.7%	23.3%

Losses of unconsolidated affiliates	$(3.5)	$(11.6)	$8.1

Miscellaneous, net includes gains and losses on investments, net foreign currency transaction gains and losses, and non-service costs of the Company’s pension plans. Results for 2025 included income related to the non-service portion of the Company's pension plans of $7 million and gains related to investments of $4 million.

The effective tax rate in 2025 included net discrete tax benefits of $17 million primarily related to the release of uncertain tax positions on the resolution of a multi-year federal income tax audit. The effective tax rate in 2024 included net discrete tax benefits of $2 million. See Note 7 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate compared to the U.S. statutory tax rate.

Losses of unconsolidated affiliates primarily represented changes in the Company’s equity method investments. During 2024, the Company recorded an impairment of an equity method investment of $7 million.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Net sales	$4,494.4	$5,164.7	$(670.3)	-13.0%
Cost of sales	3,674.8	4,035.9	(361.1)	-8.9%
Gross income	$819.6	$1,128.8	$(309.2)	-27.4%
% of sales	18.2%	21.9%	-370 bps
Selling, general and administrative	$303.1	$312.7	$(9.6)	-3.1%
Amortization of purchased intangibles	14.5	10.7	3.8	35.5%
Operating income	$502.0	$805.4	$(303.4)	-37.7%
% of sales	11.2%	15.6%	-440 bps

Access segment net sales decreased primarily as a result of lower organic sales volume ($659 million) as a result of softer market conditions and the expiration in 2024 of an agreement to produce Caterpillar-branded telehandlers, as well as higher sales discounts ($118 million), offset in part by incremental sales in 2025 related to the September 2024 acquisition of AUSA ($91 million).

The decrease in gross margin in the Access segment was primarily due to higher sales discounts (190 basis points) and higher labor and overhead costs (140 basis points) due in part to lower absorption of fixed costs as a result of lower production.

The decrease in selling, general and administrative expenses in the Access segment was primarily due to lower incentive compensation accruals ($10 million).

The decrease in operating income in the Access segment was primarily due to the impact of lower gross margin associated with lower sales volume ($192 million), higher sales discounts ($118 million) and higher labor and overhead costs ($40 million), offset in part by lower incentive compensation accruals ($24 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Net sales	$3,726.9	$3,310.3	$416.6	12.6%
Cost of sales	2,901.0	2,630.7	270.3	10.3%
Gross income	$825.9	$679.6	$146.3	21.5%
% of sales	22.2%	20.5%	170 bps
Selling, general and administrative	$241.3	$242.8	$(1.5)	-0.6%
Amortization of purchased intangibles	37.5	39.7	(2.2)	-5.5%
Operating income	$547.1	$397.1	$150.0	37.8%
% of sales	14.7%	12.0%	270 bps

Vocational segment net sales increased due to higher sales volume ($261 million), largely as a result of increased production rates, and improved pricing ($157 million).

The increase in gross margin in the Vocational segment was primarily attributable to improved pricing (300 basis points), offset in part by higher material costs (90 basis points) and higher labor and overhead costs (60 basis points).

The increase in operating income in the Vocational segment was largely a result of improved pricing ($157 million) and the impact of higher gross margin associated with higher sales volume ($76 million), offset in part by higher labor and overhead costs ($45 million), higher material costs ($25 million) and higher warranty expense ($16 million).

Transport

The following table presents the Transport segment results (in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Net sales	$2,096.7	$2,155.2	$(58.5)	-2.7%
Cost of sales	1,916.0	1,996.1	(80.1)	-4.0%
Gross income	$180.7	$159.1	$21.6	13.6%
% of sales	8.6%	7.4%	120 bps
Selling, general and administrative	$102.9	$107.7	$(4.8)	-4.5%
Operating income	$77.8	$51.4	$26.4	51.4%
% of sales	3.7%	2.4%	130 bps

Transport segment net sales decreased primarily due to lower sales volume of the JLTV to the Department of Defense ($687 million) due to completion of production under the Company's JLTV contract, offset in part by the ramp up of NGDV production ($365 million), higher international tactical wheeled vehicle sales volumes ($142 million), higher Family of Heavy Tactical Vehicles sales volume ($119 million) and the license of JLTV-related intellectual property to the U.S. government ($25 million).

The increase in gross margin in the Transport segment was primarily due to improved pricing (120 basis points), improved sales mix (80 basis points) and lower unfavorable cumulative catch-up adjustments (40 basis points), offset in part by higher warranty expense (110 basis points).

The decrease in selling, general and administrative expenses in the Transport segment was primarily due to lower incentive compensation accruals ($2 million).

The increase in operating income in the Transport segment was largely a result of improved pricing under recent contracts ($30 million), the license of intellectual property to the U.S. government ($25 million) and lower unfavorable cumulative catch-up adjustments ($9 million), offset in part by higher warranty expense ($22 million) and the impact of lower gross margin associated with lower sales volume ($18 million).

Corporate and other

The following table presents corporate and other results (in millions):

	Year Ended December 31,
	2025	2024	Change	% Change
Net sales	$104.3	$100.0	$4.3	4.3%
Cost of sales	111.5	98.1	13.4	13.7%
Gross income	(7.2)	1.9	(9.1)	-478.9%
Selling, general and administrative	171.4	189.2	(17.8)	-9.4%
Amortization of purchased intangibles	3.1	4.3	(1.2)	-27.9%
Intangible asset impairments	5.7	51.6	(45.9)	-89.0%
Operating loss	$(187.4)	$(243.2)	$55.8	-22.9%

Net operating costs for corporate and other decreased primarily due to lower intangible asset impairments ($46 million) at the Company's Pratt Miller business unit and lower incentive compensation accruals ($17 million).

2024 COMPARED WITH 2023

The comparison of the year ended December 31, 2024 results with the year ended December 31, 2023 results can be found in the “Management’s Discussion and Analysis” section in the Company’s 2024 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. The Company expects cash flow from operations to be between $750 million and $850 million in 2026. In addition to cash generated from operations, the Company had other sources of liquidity available at December 31, 2025, including $479.8 million of cash and cash equivalents and $1.51 billion of unused available capacity under the Revolving Credit Facility (as defined in “Liquidity”). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by a financial covenant contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of December 31, 2025 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs. In March 2025, to provide additional liquidity, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan, which matures in March 2027. The Company used the proceeds from the term loan to repay a portion of the borrowings that were outstanding under the Revolving Credit Facility.

Financial Condition at December 31, 2025

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$479.8	$204.9
Total debt	1,100.9	961.8
Total shareholders’ equity	4,530.5	4,152.1
Total capitalization (debt plus equity)	5,631.4	5,113.9
Debt to total capitalization	19.5%	18.8%

The Company’s ratio of debt to total capitalization of 19.5% at December 31, 2025 remained within its targeted range.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At December 31, 2025, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) was 43 days at December 31, 2025, up from 40 days at December 31, 2024. Days sales outstanding for segments other than the Transport segment was 51 days at December 31, 2025, up from 44 days at December 31, 2024, primarily due to the impact of sales mix on average payment terms in the Access segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.9 times at December 31, 2024 to 3.6 times at December 31, 2025, primarily due to increases in inventory levels in the Transport and Vocational segments. Consolidated days payables outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) was 65 days at December 31, 2025 and December 31, 2024.

Operating Cash Flows

Operating activities provided $783.4 million of cash in 2025 compared to $550.1 million in 2024. The increase in cash provided by operating activities was primarily due to lower tax payments, an increase in customer advances and investments in the NGDV program in 2024. Net cash tax payments for 2025 of $159.9 million were down $238.6 million compared to 2024 primarily due to higher taxable income in 2023 as a result of the timing of customer advances and lower tax payments following the enactment of the OBBBA.

Investing Cash Flows

Investing activities used cash of $204.9 million in 2025 compared to $388.8 million in 2024. During 2024, the Company used $113.5 million to fund the acquisition of AUSA. The Company used $165.4 million for capital expenditures in 2025, a decrease of $115.6 million compared to 2024 when the Company was investing in new facilities in South Carolina and Tennessee. The Company anticipates that it will spend $200 million on capital expenditures in 2026.

Financing Cash Flows

Financing activities used cash of $315.9 million in 2025 compared to $75.1 million in 2024, primarily due to increased share repurchases and lower net borrowings. In 2025, the Company repurchased 2,280,539 shares of its Common Stock at an aggregate cost of $278.0 million. The Company's Board of Directors authorized the repurchase of 12,000,000 shares in May 2022, of which 7,945,869 shares remained as of December 31, 2025. In 2024, the Company repurchased 1,058,474 shares of its Common Stock at an aggregate cost of $116.0 million.

Liquidity

Credit Agreements

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At December 31, 2025, specified outstanding letters of credit of $35.3 million reduced available capacity under the Revolving Credit Facility to $1.51 billion.

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

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Company used the proceeds from the Term Loan to repay a portion of the borrowings that were outstanding under the Revolving Credit Facility.

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of December 31, 2025 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

Senior Notes

In May 2018, the Company issued $300 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”)

between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 and 2030 Senior Notes at any time for a premium.

Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s debt as of December 31, 2025.

Contractual Obligations

The total amount of gross unrecognized tax benefits, including interest, for uncertain tax positions was $45.5 million as of December 31, 2025. Future settlements with tax authorities could result in payment of these obligations. Due to the difficulty in determining the timing of such settlements, these obligations are not included in the summary of the Company’s fixed contractual obligations. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of December 31, 2025. Following is a summary of the Company’s contractual obligations and payments due by period following December 31, 2025 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (including interest)(1)	$1,202.8	$46.2	$843.8	$311.6	$1.2
Lease obligations	314.5	70.3	118.4	64.4	61.4
Purchase obligations(2)	2,131.1	2,086.7	44.4	—	—
Other non-current liabilities(3)	458.5	37.0	74.8	75.7	271.0
	$4,106.9	$2,240.2	$1,081.4	$451.7	$333.6
(1)
Interest was calculated based upon the interest rate in effect on December 31, 2025.
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

CRITICAL ACCOUNTING ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates, which are based on historical experience, currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Estimate-at-Completion (EAC). The Company has concluded that control of substantially all of the Transport segment’s performance obligations transfers to the customer as the performance obligations are satisfied and therefore revenue is recognized over time. The Transport segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Transport segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligations. Due to the size and nature of these contracts, the estimation of total revenues and costs is complex and requires judgment by management. The Company must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs, as well as expected impacts on pricing related to certain economic price adjustment clauses. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Transport segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Occasionally, the Company incurs production costs not planned or budgeted, or in excess of its original budget. The Company reviews such costs to determine if they are contributing and proportionate to the Company's progress in satisfying the performance obligation. Costs that are contributing but not proportionate to the Company's progress are reviewed to determine if they represent inefficiencies, which requires significant judgment. Normal costs are included in the cost-to-cost method of percentage-of-completion while inefficiencies do not contribute to the Company's progress in satisfying the performance obligation and are expensed as incurred. The above considerations are then factored into the Company’s estimated revenue and costs. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. Preliminary contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. Changes to production costs, overhead rates, schedule, learning curve and/or supplier performance can also impact these estimates. These estimates require significant judgment by management. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Changes in estimates on contracts accounted for under the cost-to-cost method resulted in cumulative catch-up adjustments on contract margins that decreased Transport segment operating income by $37.9 million and $46.9 million in 2025 and 2024, respectively.

Goodwill. Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test at the beginning of the fourth quarter. The Company evaluates the recoverability of goodwill by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment. When a reporting unit's fair value is less than its carrying value, an impairment loss is recognized for the difference between the fair value and carrying value of the reporting unit. The Company had $1.4 billion of goodwill at December 31, 2025.

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

During 2024, the Company determined that a triggering event had occurred at Pratt Miller due to unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports and, therefore, assessed the reporting unit for impairment. As a result of the assessment, the Company recorded an impairment charge of $38.7 million in 2024. During 2025, the Company impaired the remaining Pratt Miller goodwill ($5.7 million) as changes to royalties expected on defense contracts led to a further decline in the Company's expectations of future performance of the reporting unit. A combination of the income and market approaches were used to calculate the fair values of the reporting unit, weighted consistently with the Company’s annual impairment test.

For the annual impairment test, the Company used discount rates, depending on reporting unit, of 11.5% to 15.0% (13.0% to 17.0% at October 1, 2024) and a terminal growth rate of 3.0% (3.0% at October 1, 2024). The Company’s annual impairment assessment indicated that no additional impairments to goodwill were required. The fair value of each reporting unit exceeded its carrying value by more than 10%. Changes in estimates or the application of alternative assumptions could have produced different results. See Note 12 of the Notes to Consolidated Financial Statements for information regarding the Company’s goodwill.

NEW ACCOUNTING STANDARDS

See Note 2 of the Notes to Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements on the Company’s consolidated financial statements.

CUSTOMERS AND BACKLOG

Sales to the U.S. government comprised approximately 20% of the Company’s net sales in 2025. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog as of December 31, 2025 decreased 3.8% to $14.2 billion compared to $14.7 billion at December 31, 2024. Access segment backlog decreased 30.4% to $1.3 billion at December 31, 2025, compared to $1.8 billion at December 31, 2024. The Company believes the decrease in backlog was primarily the result of slowing demand in North America due to the uncertain macro environment and the normalization of orders in connection with improved product availability. Vocational segment backlog increased 4.7% to $6.6 billion at December 31, 2025, compared to $6.3 billion at December 31, 2024, due to higher pricing on future deliveries and continued strong demand for municipal fire apparatus. Unit backlog for municipal fire apparatus as of December 31, 2025 was up 1.5% compared to December 31, 2024. Unit backlog for refuse and recycling collection vehicles as of December 31, 2025 was down 46.7% compared to December 31, 2024 as the Company believes customers have been cautious in the uncertain macroeconomic environment. Transport segment backlog decreased 5.4% to $6.2 billion at December 31, 2025, compared to $6.5 billion at December 31, 2024, primarily reflecting NGDV production and completion of production under the Company's domestic JLTV contract in 2025.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 53% of the Company’s December 31, 2025 backlog is not expected to be filled in 2026.

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

2026 Expectations
Earnings per share-diluted (GAAP)	$10.90
Amortization of purchased intangibles, net of tax	0.60
Adjusted earnings per share-diluted (non-GAAP)	$11.50

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

Interest Rate Risk. The Company’s earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market interest rates. In this regard, changes in U.S. and offshore interest rates affect interest payable on the Company’s borrowings under the Credit Agreement and Term Loan. At December 31, 2025, the Company had variable rate-based debt of $500 million outstanding under its Term Loan, which bore an interest rate of 4.6%. There were no borrowings outstanding under the Revolving Credit Facility as of December 31, 2025. As a result, the Company's exposure to interest rate risk was limited given the magnitude of the Term Loan.

Commodity Price Risk. The Company is a purchaser of certain commodities, including steel, aluminum and composites. In addition, the Company is a purchaser of components and parts containing various commodities, including steel, aluminum, copper, rubber and others which are integrated into the Company’s end products. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchasing process. The Company does not use commodity financial instruments to hedge commodity prices.

Commodity costs may also be affected by changes in trade policies, including the imposition of tariffs, duties or other import-related charges. The Company generally obtains firm quotations from its significant components’ suppliers for its orders under firm, fixed-price contracts in its Transport segment when possible. In the Company’s Access and Vocational segments, the Company generally attempts to obtain firm pricing from most of its suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase, including from tariff-related impacts, and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience margin declines to the extent it is not able to increase selling prices of its products or otherwise mitigate these cost increases.

Foreign Currency Risk. The Company’s operations consist of manufacturing in the U.S., Mexico, Canada, France, Australia, the United Kingdom, Italy, Spain and China and sales and limited vehicle body mounting activities on five continents. International sales comprised approximately 18% of overall net sales in 2025, of which approximately 47% involved exports from the U.S. The majority of export sales in 2025 were denominated in U.S. dollars. As a result of the manufacture and sale of the Company’s products in foreign markets, the Company’s earnings are affected by fluctuations in the value of foreign currencies in which certain of the Company’s transactions are denominated as compared to the value of the U.S. dollar. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and Euro, British pound sterling, Australian dollar, Mexican peso, Chinese renminbi and Canadian dollar.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oshkosh Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oshkosh Corporation and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost Estimates for the Next Generation Delivery Vehicle Contract – Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

As more fully described in Notes 2 and 4 to the consolidated financial statements, the Company’s Transport segment recognized revenue on long-term contracts primarily with the U.S. Government for the production of goods, the provision of services, or a combination of both. The Company utilizes the cost-to-cost method of percentage-of-completion to recognize revenue on the majority of its performance obligations that are satisfied over time because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Company measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligation. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis. Contract adjustments represent the cumulative effect of the changes on prior periods. If a loss is expected on a performance obligation, the estimated loss is recorded in the period in which the loss is identified.

There is significant judgment involved in estimating revenues and costs in the Transport segment, in particular on the indefinite delivery, indefinite quantity Next Generation Delivery Vehicle (NGDV) contract. The contract is fixed price with an economic price adjustment (EPA), where the price paid to the Company can be adjusted upward or downward based on cost indexes of material that are specifically identifiable in the contract. The contract is inherently uncertain in that revenue is fixed to an extent, while the estimates of costs required to complete the contract are subject to significant variability. The Company must make assumptions regarding scaling production, supply base cost and performance, and the expected impacts on pricing related to EPA clauses. The operational and technical complexities of the NGDV contract create financial risk, which could increase the estimates of costs and result in lower margins.

Given the complexities of this contract, the limited amount of historical data available, and significant judgments necessary to estimate future costs at completion, auditing the estimates of costs for this contract required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the key cost estimates for the NGDV contract included the following, among others:

•
We evaluated the appropriateness and consistency of management's methods and assumptions used in developing its cost estimates.
•
We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key cost and schedule estimates. We also evaluated the range and probabilities of reasonably possible outcomes, and where management set its point estimate within the range.
•
We evaluated the appropriateness of the timing of the incorporation of changes to key cost estimates, including evaluating the timeline of key events and knowledge points that led to management's determination that a change in estimate was necessary.
•
We inquired of project management, engineers, supply chain leadership, and others directly involved with the execution of contracts to evaluate management's ability to achieve the key cost and schedule estimates, as well as evaluate project status and challenges which may affect total estimated costs to complete.
•
We observed the project work site to evaluate physical progress of the project against assumptions used by management in developing its cost and schedule estimates.
•
We tested the accuracy and completeness of the key data used in developing estimates. We developed independent expectations of reasonable outcomes using the program's data and compared our expectations to management's estimates.
•
We tested the effectiveness of internal controls including those over significant judgments made and assumptions used to develop key cost estimates, key data used in developing the cost estimates, and the mathematical extrapolation of such data.

Goodwill Valuation – Refer to Notes 2 and 12 to the Financial Statements

Critical Audit Matter Description

The Company performed an impairment evaluation of goodwill by comparing the estimated fair values of reporting units to their carrying values. In order to estimate the fair values of the reporting units, management is required to make estimates and assumptions related to the discount rates and forecasts of future operating income margins, which involve significant judgment. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. As of October 1, 2025, the Company’s measurement date, the Company determined that the fair values of the reporting units exceeded their carrying values and therefore no impairment was recognized.

We identified the impairment evaluation of goodwill for one reporting unit in the Vocational Segment as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the discount rate and forecasts of future revenue growth and operating income margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecast of future operating income margins required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

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

February 17, 2026

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oshkosh Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oshkosh Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 17, 2026

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$10,422.3	$10,730.2	$9,657.9
Cost of sales	8,603.3	8,760.8	7,977.1
Gross income	1,819.0	1,969.4	1,680.8

Operating expenses:
Selling, general and administrative	818.7	852.4	810.4
Amortization of purchased intangibles	55.1	54.7	32.8
Intangible asset impairments	5.7	51.6	—
Total operating expenses	879.5	958.7	843.2
Operating income	939.5	1,010.7	837.6

Other income (expense):
Interest expense	(117.6)	(119.5)	(68.6)
Interest income	8.7	7.6	14.8
Miscellaneous, net	11.4	4.2	13.8
Income before income taxes and losses of unconsolidated affiliates	842.0	903.0	797.6
Provision for income taxes	191.5	210.0	190.0
Income before losses of unconsolidated affiliates	650.5	693.0	607.6
Losses of unconsolidated affiliates	(3.5)	(11.6)	(9.6)
Net income	$647.0	$681.4	$598.0

Earnings per share:
Basic	$10.08	$10.41	$9.15
Diluted	10.02	10.35	9.08

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$647.0	$681.4	$598.0
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(2.0)	35.4	1.9
Currency translation adjustments	112.4	(67.7)	27.1
Change in fair value of derivative instruments	(0.8)	1.1	(8.7)
Total other comprehensive income (loss), net of tax	109.6	(31.2)	20.3
Comprehensive income	$756.6	$650.2	$618.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$479.8	$204.9
Receivables, net	1,456.1	1,254.7
Unbilled receivables, net	702.7	636.5
Inventories	2,375.0	2,265.7
Income taxes receivable	52.4	51.2
Other current assets	102.5	114.5
Total current assets	5,168.5	4,527.5
Property, plant and equipment, net	1,271.2	1,216.5
Goodwill	1,448.1	1,410.1
Purchased intangible assets, net	734.8	777.6
Deferred income taxes	201.0	259.0
Deferred contract costs	825.5	842.6
Other non-current assets	423.3	389.8
Total assets	$10,072.4	$9,423.1

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$0.6	$362.3
Accounts payable	1,074.2	1,143.4
Customer advances	737.1	648.8
Payroll-related obligations	218.4	246.2
Income taxes payable	141.3	140.1
Other current liabilities	492.8	446.5
Total current liabilities	2,664.4	2,987.3
Long-term debt, less current maturities	1,100.3	599.5
Non-current customer advances	1,222.7	1,154.4
Deferred income taxes	25.7	26.9
Other non-current liabilities	528.8	502.9
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	866.3	847.8
Retained earnings	4,883.8	4,367.2
Accumulated other comprehensive income (loss)	6.4	(103.2)
Common Stock in treasury, at cost (12,511,995 and 10,499,458 shares, respectively)	(1,226.7)	(960.4)
Total shareholders’ equity	4,530.5	4,152.1
Total liabilities and shareholders’ equity	$10,072.4	$9,423.1

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2022	$0.7	$806.0	$3,315.0	$(92.3)	$(843.7)	$3,185.7
Net income	—	—	598.0	—	—	598.0
Pension and post-employment benefits, net of tax of $0.9	—	—	—	1.9	—	1.9
Currency translation adjustments	—	—	—	27.1	—	27.1
Derivative instruments, net of tax	—	—	—	(8.7)	—	(8.7)
Cash dividends ($1.64 per share)	—	—	(107.2)	—	—	(107.2)
Repurchases of Common Stock	—	—	—	—	(22.5)	(22.5)
Exercise of stock options	—	1.5	—	—	7.7	9.2
Stock-based compensation expense	—	31.9	—	—	—	31.9
Payment of stock-based restricted and performance shares	—	(16.8)	—	—	16.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(11.0)	(11.0)
Other	—	0.4	—	—	0.5	0.9
Balance at December 31, 2023	0.7	823.0	3,805.8	(72.0)	(852.2)	3,705.3
Net income	—	—	681.4	—	—	681.4
Pension and post-employment benefits, net of tax of $11.0	—	—	—	35.4	—	35.4
Currency translation adjustments	—	—	—	(67.7)	—	(67.7)
Derivative instruments, net of tax	—	—	—	1.1	—	1.1
Cash dividends ($1.84 per share)	—	—	(120.0)	—	—	(120.0)
Repurchases of Common Stock	—	—	—	—	(116.0)	(116.0)
Exercise of stock options	—	1.1	—	—	4.2	5.3
Stock-based compensation expense	—	38.1	—	—	—	38.1
Payment of stock-based restricted and performance shares	—	(14.2)	—	—	14.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(11.1)	(11.1)
Other	—	(0.2)	—	—	0.5	0.3
Balance at December 31, 2024	0.7	847.8	4,367.2	(103.2)	(960.4)	4,152.1
Net income	—	—	647.0	—	—	647.0
Pension and post-employment benefits, net of tax of $(0.5)	—	—	—	(2.0)	—	(2.0)
Currency translation adjustments	—	—	—	112.4	—	112.4
Derivative instruments, net of tax	—	—	—	(0.8)	—	(0.8)
Cash dividends ($2.04 per share)	—	—	(130.4)	—	—	(130.4)
Repurchases of Common Stock	—	—	—	—	(278.0)	(278.0)
Exercise of stock options	—	1.4	—	—	6.1	7.5
Stock-based compensation expense	—	38.0	—	—	—	38.0
Payment of stock-based restricted and performance shares	—	(20.5)	—	—	20.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(15.6)	(15.6)
Other	—	(0.4)	—	—	0.7	0.3
Balance at December 31, 2025	$0.7	$866.3	$4,883.8	$6.4	$(1,226.7)	$4,530.5

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$647.0	$681.4	$598.0
Depreciation and amortization	224.1	200.1	159.9
Intangible asset impairments	5.7	51.6	—
Stock-based incentive compensation	38.0	38.1	31.9
Deferred income taxes	53.2	(17.9)	(160.4)
Other non-cash adjustments	(15.1)	3.2	9.5
Changes in operating assets and liabilities:
Receivables, net	(188.8)	65.9	(53.4)
Unbilled receivables, net	(66.1)	135.0	(131.2)
Inventories	(77.7)	(112.4)	(116.1)
Accounts payable	(28.2)	(77.3)	11.8
Customer advances	155.9	(94.1)	157.0
Payroll-related obligations	(30.2)	(0.7)	109.0
Income taxes payable	(21.6)	(169.0)	215.3
Deferred contract costs	17.1	(131.9)	(294.8)
Other operating assets and liabilities	70.1	(21.9)	63.1
Total changes in operating assets and liabilities	(169.5)	(406.4)	(39.3)
Net cash provided by operating activities	783.4	550.1	599.6

Investing activities:
Additions to property, plant and equipment	(165.4)	(281.0)	(325.3)
Additions to equipment held for rental	(46.4)	(7.3)	(4.6)
Acquisition of businesses, net of cash acquired	(0.9)	(121.3)	(995.8)
Proceeds from sale of businesses, net of cash sold	—	7.0	32.6
Other investing activities	7.8	13.8	7.5
Net cash used in investing activities	(204.9)	(388.8)	(1,285.6)

Financing activities:
Proceeds from revolving credit facilities	3,239.0	4,325.5	1,616.5
Repayments of revolving credit facilities	(3,599.0)	(4,140.5)	(1,451.2)
Proceeds from issuance of debt	500.5	1.9	—
Dividends paid	(130.4)	(120.0)	(107.2)
Repurchases of Common Stock	(278.0)	(116.0)	(22.5)
Other financing activities	(48.0)	(26.0)	(32.2)
Net cash provided by (used in) financing activities	(315.9)	(75.1)	3.4
Effect of exchange rate changes on cash and cash equivalents	12.3	(6.7)	2.1
Increase (decrease) in cash and cash equivalents	274.9	79.5	(680.5)
Cash and cash equivalents at beginning of period	204.9	125.4	805.9
Cash and cash equivalents at end of period	$479.8	$204.9	$125.4

Supplemental disclosures:
Cash paid for interest	$98.5	$112.4	$60.0
Sale of equipment held for rental - noncash	29.0	—	—
Property, plant and equipment additions - noncash	18.7	31.6	58.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Oshkosh Corporation and its subsidiaries (the “Company”) is a global industrial technology company specializing in the design, development and manufacture of purpose-built vehicles and equipment for the access, fire, airport ground support, refuse collection, concrete placement, defense and delivery vehicle markets. “Oshkosh” refers to Oshkosh Corporation, not including its subsidiaries. The Company is organized into three reportable segments — Access, Vocational and Transport. The Access segment is conducted through a wholly-owned subsidiary, JLG Industries, Inc. and its wholly-owned subsidiaries (JLG). The Vocational segment is conducted through wholly-owned subsidiaries Pierce Manufacturing Inc. (Pierce), Maxi-Metal Inc. (Maxi-Metal), Kewaunee Fabrications, LLC (Kewaunee), Oshkosh AeroTech, LLC and its wholly-owned subsidiaries (Oshkosh AeroTech), McNeilus Companies, Inc. (McNeilus), Oshkosh Commercial Products, LLC (Oshkosh S-Series) and Iowa Mold Tooling Co., Inc. (IMT). The Transport segment is conducted through a wholly-owned subsidiary Oshkosh Defense, LLC and its wholly-owned subsidiaries (Oshkosh Defense).

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
•
Except for certain customer advances in the Vocational segment, the Company has elected to not adjust revenue for the effects of a significant financing component when the timing difference between receipt of payment and recognition of revenue is less than one year.
•
Sales and similar taxes that are collected from customers are excluded from the transaction price.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

•
Incremental costs to obtain a contract are expensed when the amortization period of the related asset is expected to be less than one year.
•
Unsatisfied performance obligations with an original contract duration of one year or less have been omitted from disclosure of unperformed performance obligations.

The following is a description of the primary activities from which the Company generates revenue.

Access and Vocational segments revenue

The Company derives revenue in the Access and Vocational segments through the sale of machinery, vehicles and related aftermarket parts and services. Customers include distributors, equipment rental providers and end-users. Contracts with customers generally exist upon the approval of a quote and/or purchase order by the Company and customer. Each contract is also assessed at inception to determine whether it is necessary to combine the contract with other existing contracts.

The Access and Vocational segments offer various customer incentives within contracts, such as sales and marketing rebates, volume discounts and interest subsidies, some of which are variable and therefore must be estimated by the Company. Transaction prices may also be impacted by rights of return, primarily within the aftermarket parts business, which requires the Company to record a liability and asset representing its rights and obligations in the event a return occurs. The estimated return liability is based on historical experience rates.

Revenue for performance obligations consisting of machinery, vehicle and aftermarket parts (together, “product”) is recognized when the customer obtains control of the product, which typically occurs at a point in time, based on the shipping terms within the contract. Refuse collection vehicles are sold on both Company owned chassis and customer owned chassis. When performing work on a customer owned chassis, revenue is recognized over time based on the cost-to-cost method of percentage-of-completion, as the Company is enhancing a customer owned asset. Passenger boarding bridges are designed to customer specification. Revenue related to passenger boarding bridges is generally recognized over time based on the cost-to-cost method of percentage-of-completion as the Company's performance does not create an asset with an alternative use and the Company has an enforceable right to payment for its performance completed to date.

The Access and Vocational segments offer aftermarket services related to their respective products such as repair, refurbishment and maintenance (together, “services”). The Company generally recognizes revenue on service performance obligations over time using the method that results in the most faithful depiction of transfer of control to the customer. The Access and Vocational segments also offer extended warranty coverage as an option on most products. The Company considers extended warranties to be service-type warranties and therefore a separate performance obligation. Service-type warranties differ from the Company’s standard, assurance-type warranties, as they are generally separately priced and negotiated as part of the contract and/or provide additional coverage beyond what the customer or customer group that purchases the product would receive under an assurance-type warranty. The Company has concluded that its extended warranties are stand-ready obligations to perform and therefore recognizes revenue ratably over the coverage period. The Company also provides a standard warranty on its products and services at no additional cost to its customers in most instances.

Transport segment revenue

The majority of the Company’s Transport segment sales are derived through long-term contracts with the U.S. government to design, develop, manufacture or modify defense, delivery and other specialty vehicles. These contracts, which also include those under the U.S. Government-sponsored Foreign Military Sales program, accounted for 92% of Transport segment revenue in 2025. Contracts with Transport segment customers are generally fixed-price, fixed-price with an economic price adjustment or cost-reimbursement type contracts. Under fixed-price contracts, the price paid to the Company is generally not adjusted to reflect the Company’s actual costs except for costs incurred as a result of contract modifications. Under fixed-price contracts with an economic price adjustment, the price paid to the Company can be adjusted upward or downward from the stated contract price based on cost indexes of labor or material that are specifically identified in the contract. Under cost-reimbursement contracts, the price paid to the Company is determined based on the allowable costs incurred to perform plus a fee. The fee component of cost-reimbursement contracts can be fixed based on negotiations at contract inception or can vary

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

based on performance against target costs established at the time of contract inception. The Company also designs, develops and manufactures defense products for international customers through Direct Commercial Sale contracts. The Transport segment supports its products through the sale of aftermarket parts and services. Aftermarket contracts can range from long-term supply agreements to ad hoc purchase orders for replacement parts.

The Company evaluates Transport segment contracts at inception to identify performance obligations. The goods and services in Transport segment contracts are typically not distinct from one another as they are generally customized and have complex inter-relationships and the Company is responsible for overall management of the contract. As a result, Transport segment contracts are typically accounted for as a single performance obligation. The Transport segment provides standard warranties for its products for periods that typically range from one to three years. These assurance-type warranties typically cannot be purchased separately and do not meet the criteria to be considered a performance obligation.

The Company determines the transaction price for each contract at inception based on the consideration that it expects to receive for the goods and services promised under the contract. This determination is made based on the Company’s current rights, excluding the impact of any subsequent contract modifications (including unexercised options) until they become legally enforceable. Contract modifications frequently occur within the Transport segment. The Company evaluates each modification to identify changes that impact price or scope of its contracts, which are then assessed to determine if the modification should be accounted for as an adjustment to an existing contract or as a separate contract. Contract modifications within the Transport segment are generally accounted for as a cumulative catch-up adjustment to existing contracts as they are not distinct from the goods and services within the existing contract.

For Transport segment contracts that include a variable component in the sale price, the Company estimates variable consideration. Variable consideration is included within the contract’s transaction price to the extent it is probable that a significant reversal of revenue will not occur. The Company evaluates its estimates of variable consideration on an ongoing basis and any adjustments are accounted for as changes in estimates in the period identified. Common forms of variable consideration within Transport segment contracts include cost reimbursement contracts that contain incentives, economic price adjustment clauses, customer reimbursement rights and regulatory or customer negotiated penalties tied to contract performance.

The Company recognizes revenue on Transport segment contracts as performance obligations are satisfied and control of the underlying goods and services is transferred to the customer. In making this evaluation, the Transport segment considers contractual terms and whether there is an alternative use for the good or service. Through this process the Company has concluded that substantially all of the Transport segment’s performance obligations, including a majority of performance obligations for aftermarket goods and services, transfer control to the customer over time. For U.S. government and Foreign Military Sale contracts, this determination is supported by the inclusion of clauses within contracts that allow the customer to terminate a contract at the customer's convenience. When these clauses are present, the Company is entitled to compensation for the work performed through the date of notification at a price that reflects actual costs plus a reasonable margin in exchange for transferring its work in process to the customer. For contracts that do not contain termination for convenience provisions, the Company generally transfers control over time as a result of enforceable payment rights and the customized nature of its goods and services, which create assets without an alternative use.

The Transport segment recognizes revenue on its performance obligations that are satisfied over time by measuring progress using the cost-to-cost method of percentage-of-completion because it best depicts the transfer of control to the customer. Under the cost-to-cost method of percentage-of-completion, the Transport segment measures progress based on the ratio of costs incurred to date to total estimated costs for the performance obligations. Due to the size and nature of these contracts, the estimation of total revenues and costs is highly complicated and judgmental. The Company must make assumptions regarding expected increases in wages and employee benefits, productivity and availability of labor, material costs and allocated fixed costs. Each contract is evaluated at contract inception to identify risks and estimate revenue and costs. In performing this evaluation, the Transport segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Occasionally, the Company incurs production costs not planned or budgeted, or in excess of its original budget. The Company reviews such costs to determine if they are contributing and/or proportionate to the Company's progress in satisfying the performance obligation. Costs that are contributing but not proportionate to the Company's progress are reviewed to determine if they represent inefficiencies, which requires significant judgment. Normal

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

costs are included in the cost-to-cost method of percentage-of-completion while inefficiencies do not contribute to the Company's progress in satisfying the performance obligation and are expensed as incurred. The above considerations are then factored into the Company’s estimated revenue and costs. If a loss is expected on a performance obligation, the complete estimated loss is recorded in the period in which the loss is identified. The Company recognizes changes in estimated sales or costs and the resulting profit or loss on a cumulative basis.

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

Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS)

Under the NGDV contract with the USPS, the USPS made advance payments to the Company for pre-production activities, including product engineering, factory setup and development. The Company determined that these activities do not result in the transfer of distinct goods or services to the customer. There is an implicit assumption that without the customer making such advance payments to the Company, the Company would have charged the customer a higher selling price for future sales of goods or services; therefore, these advance payments create a "material right", providing an option for the customer to acquire those future goods or services, at a discount, that are dependent upon the pre-production activities. Revenue allocated to performance obligations that represent a material right for a customer to acquire goods or services at a discount in the future is recognized as those future goods or services are transferred or when the material right expires. Revenue related to material rights is recognized based on a percentage of actual units produced relative to the total number of units for which orders can be placed under the contract.

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

Research and Development and Similar Costs — Except for customer sponsored research and development costs incurred pursuant to contracts (generally with the U.S. Department of Defense (DoD)) or engineering costs incurred pursuant to the NGDV contract with the USPS, research and development costs are expensed as incurred and included in cost of sales. Research and development costs charged to expense totaled $173.7 million, $169.1 million and $133.6 million in 2025, 2024 and 2023, respectively. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Advertising — Advertising costs are included in selling, general and administrative expense and are expensed as incurred. These expenses totaled $27.9 million, $25.7 million and $25.8 million in 2025, 2024 and 2023, respectively.

Debt Financing Costs — Debt issuance costs on term debt are amortized using the effective interest method over the term of the debt. Deferred financing costs on lines of credit are amortized on a straight-line basis over the term of the related line of credit. Amortization expense was $1.9 million, $1.6 million and $1.4 million in 2025, 2024 and 2023, respectively.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments — Based on Company estimates, the carrying amounts of cash equivalents, receivables, unbilled receivables, accounts payable and accrued liabilities approximated fair value as of December 31, 2025 and 2024. See Notes 6, 14, 16, 22 and 23 for additional fair value information.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 2025 and December 31, 2024 consisted principally of bank deposits and money market instruments.

Receivables — Receivables consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The allowance for expected credit losses is based on an estimate of the losses inherent in amounts billed, pools of receivables with similar risk characteristics, existing and future economic conditions, reasonable supportable forecasts that affect the collectability of the related receivable and any specific customer collection issues the Company has identified. Account balances are charged against the allowance when the Company determines it is probable the receivable will not be recovered.

Finance Receivables — Finance receivables represent sales-type leases resulting from the sale of the Company’s products and receivables purchased from lenders pursuant to customer defaults under program agreements with finance companies. Finance receivables originated by the Company generally include a residual value component. Residual values are determined based on the expectation that the underlying equipment will have a minimum fair market value at the end of the lease term. This residual value represents the Company's estimated interest in the underlying equipment at the end of the lease term. The Company uses its experience and knowledge as an original equipment manufacturer and participant in end markets for the related products along with third-party studies to estimate residual values. The Company monitors residual values on a continuous basis and reflects any resulting reductions in value in current earnings.

Unbilled Receivables — Unbilled receivables represent costs incurred and accrued profits for which revenue has been recognized, but for which amounts have not yet been billed to customers. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either upon achievement of contractual milestones (e.g. acceptance of the vehicle) or at periodic intervals. Generally, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. Unbilled

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

receivables are classified as current assets and include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts.

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

Goodwill — Goodwill reflects the cost of an acquisition in excess of the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment annually and as triggering events or “indicators of potential impairment” occur. The Company performs its annual impairment test at the beginning of the fourth quarter of each year. The Company assesses goodwill for impairment by estimating the fair value of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment. When a reporting unit's fair value is less than its carrying value, an impairment loss is recognized for the difference between the fair value of the reporting unit and its carrying value, limited to the carrying value of goodwill.

In assessing goodwill for impairment, it is necessary to estimate the fair value of the reporting units. The Company estimates the fair value of reporting units utilizing the income approach and the market approach. The Company weights the income approach more heavily (75%) as the Company believes the income approach more accurately considers long-term fluctuations in its markets than the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return a market participant would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Rates used to discount estimated cash flows correspond to the Company’s cost of capital, adjusted for risk where appropriate, and are dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Under the market approach, the Company derives the fair value of its reporting units based on revenue and earnings multiples of comparable publicly traded companies. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future. See Note 12 for information regarding the Company’s impairment testing.

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

Certain of the Company's trade names are considered to be indefinite-lived and therefore are not amortized. Non-amortizable trade names are assessed for impairment annually and as triggering events or “indicators of potential impairment”

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

occur. The Company performs its annual impairment test at the beginning of the fourth quarter of each year. The Company assesses the non-amortizable trade names for impairment by estimating their fair values using the “relief-from-royalty” method. When the fair value of the non-amortizable trade name is less than the carrying value of the trade name, an impairment is recognized for the difference between the fair value and the carrying value of the trade name, limited to its carrying value.

Impairment of Other Long-Lived Assets — Property, plant and equipment, right-of-use lease assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, an impairment is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Leases — The Company leases certain real estate, information technology equipment, warehouse equipment, vehicles and other equipment through leases. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right-of-use asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. Variable payments, which are generally determined based on the usage rate of the underlying asset, are excluded from the present value of lease payments and are recognized in the period in which the payment is made. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term and economic environment in which the lease is denominated. The incremental borrowing rate is determined using a portfolio approach based on the current rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company has elected not to separate payments for lease components from payments for non-lease components in contracts that contain both components. Lease agreements may include options to extend or terminate the lease. Those options that are reasonably certain of exercise at lease commencement have been included in the term of the lease used to recognize the right-of-use assets and lease liabilities. The lease terms of the Company’s real estate and equipment leases each extend up to 21 years. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases and the effective interest method for finance leases.

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

Foreign Currency Translation — All balance sheet accounts have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate during the period in which the transactions occurred. Resulting translation adjustments are included in “Other comprehensive income (loss).” Foreign currency transaction gains or losses are included in “Miscellaneous, net” in the Consolidated Statements of Income. The Company recorded a net foreign currency transaction loss of $1.9 million and $2.8 million in 2025 and 2024, respectively, and a net foreign currency transaction gain of $4.7 million in 2023.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Supply of Labor — At December 31, 2025, approximately 20% of the Company’s workforce was covered under collective bargaining agreements.

Reclassifications — Certain reclassifications have been made to the prior period financial statements to conform with the 2025 presentation and improve comparability between periods. "Unrealized (gain) loss on investments", which was previously presented as a separate line item within the Consolidated Statements of Cash Flows, is now presented within "Other non-cash adjustments". "Additions to equipment held for rental", which was previously presented within "Other investing activities" within the Consolidated Statements of Cash Flows, is now presented as a separate line item. "Repayments of debt", which was previously presented as a separate line item within the Consolidated Statements of Cash Flows, is now presented within "Other financing activities". "Proceeds from issuance of debt", which was previously presented within "Other financing activities" within the Consolidated Statements of Cash Flows, is now presented as a separate line item.

Recent Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard requires that public business entities (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate. The standard also requires additional disclosures about income taxes paid, the allocation of income or loss from continuing operations disaggregated between domestic and foreign and income tax expense disaggregated by federal, state and foreign. The Company adopted ASU 2023-09 retrospectively for its Annual Report on Form 10-K for the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The Company will be required to adopt ASU 2024-03 for its Annual Report on Form 10-K for the year ended December 31, 2027. The ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The Company will be required to adopt ASU 2025-06 in the first quarter of 2028. The ASU may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the FASB issued ASU 2025-10, Government Grants – Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement and presentation of government grants received by business entities. The standard requires that government grants be recognized when it is probable that the Company will comply with the conditions of the grant and that the grant will be received, and provides models for presenting grants related to assets or income. The ASU also requires enhanced disclosures about the nature and terms of government grants and the financial statement line items affected. The Company will be required to adopt the accounting related to ASU 2025-10 in the first quarter of 2029 and the enhanced disclosure requirements for its Annual Report on Form 10-K for the year ending December 31, 2029. The ASU may be applied prospectively, retrospectively or using a modified retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

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

The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Access segment. The goodwill is primarily the result of expected synergies, including leveraging JLG's brand, channel, e-commerce platform and parts distribution capabilities to increase both sales in North America and aftermarket part sales globally. Goodwill and purchased intangible assets are not deductible for income tax purposes. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis. The purchase price allocations were considered final as of March 31, 2025.

Acquisition of AeroTech

On August 1, 2023, the Company acquired 100% of AeroTech from JBT Corporation for $804.6 million. AeroTech, a leading provider of aviation ground support products, gate equipment and airport services provided to commercial airlines, airports, air-freight carriers, ground handling customers and the military, is included in the Vocational segment. The results of AeroTech have been included in the Company’s Consolidated Statements of Income from the date of acquisition.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the supplemental consolidated results of the Company for 2023 on an unaudited pro forma basis as if the acquisition of AeroTech had been completed on January 1, 2022 (in millions). The primary adjustments reflected in the unaudited pro forma information related to (1) increase in interest expense for debt used to fund the acquisition and lower interest income due to less cash on hand available to be invested, (2) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and amortization of the inventory fair value step-up recorded as of the acquisition date, and (3) removal of transaction costs related to the acquisition from 2023. Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, debt pay down, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

Year Ended December 31, 2023
Net sales	$10,002.4
Net income	592.5

Acquisition of Hinowa

In January 2023, the Company acquired Hinowa S.p.A. (Hinowa), an Italian manufacturer of compact crawler booms and tracked equipment, for €171.8 million ($186.8 million), net of cash acquired. Hinowa is part of the Access segment. The results of Hinowa have been included in the Company’s Consolidated Statements of Income from the date of acquisition.

Divestitures

In March 2023, the Company completed the sale of its rear-discharge concrete mixer business for $32.9 million. As the sale price was below the carrying value of the business, a pre-tax loss of $13.3 million was recognized in selling, general and administrative expense. The rear-discharge concrete mixer business, which was included in the Vocational segment, had sales of $179.5 million in 2022.

In July 2023, the Company completed the sale of its snow removal apparatus business for $17.1 million and a pre-tax gain of $8.0 million was recognized in selling, general and administrative expense. The snow removal apparatus business, which was included in the Transport segment, had sales of $15.3 million in 2022.

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

There is significant judgment involved in estimating costs, particularly in the Transport segment. The Transport segment considers risks of contract performance such as technical requirements, schedule, duration and key contract dependencies. Contract estimates are subject to change throughout the duration of the contract as additional information becomes available that impacts risks and estimated revenue and costs. In addition, as contract modifications such as new orders are received, the additional units are factored into the overall contract estimate of costs and transaction price.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net sales	$(12.3)	$(27.3)	$18.8
Operating income	(33.1)	(44.8)	2.9
Net income	(25.4)	(34.3)	2.2
Diluted earnings per share	$(0.39)	$(0.52)	$0.03

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

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	December 31,
	2025	2024
Engineering costs	$497.8	$506.1
Customer-owned tooling	274.3	277.3
Factory setup costs	52.2	52.5
Costs for anticipated contracts	1.2	6.7
Deferred contract costs	$825.5	$842.6

The Company estimates that deferred contract costs exceed future profits on existing orders by approximately $135 million at December 31, 2025.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$842.6	$710.7	$415.8
Additions to deferred contract costs	16.0	136.1	305.7
Amortization of deferred contract costs	(32.5)	(4.2)	(10.8)
Impairment of deferred contract costs	(0.6)	—	—
Balance at end of period	$825.5	$842.6	$710.7

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Year Ended December 31, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$4,416.2	$2,812.8	$67.0	$19.2	$7,315.2
Over time	78.2	914.1	2,029.7	85.1	3,107.1
	$4,494.4	$3,726.9	$2,096.7	$104.3	$10,422.3

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$5,097.8	$2,459.4	$16.6	$(3.3)	$7,570.5
Over time	66.9	850.9	2,138.6	103.3	3,159.7
	$5,164.7	$3,310.3	$2,155.2	$100.0	$10,730.2

	Year Ended December 31, 2023
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$4,936.5	$2,001.4	$12.1	$(8.4)	$6,941.6
Over time	53.5	576.7	1,989.3	96.8	2,716.3
	$4,990.0	$2,578.1	$2,001.4	$88.4	$9,657.9

See Note 24 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). The Company reduces contract assets when the Company has an unconditional right to payment. The Company establishes allowances for expected credit losses. The Company did not record any losses on unbilled receivables in 2025, 2024 or 2023.

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

With the exception of Pierce in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at the time of receipt. Interest on customer advances is recorded in “Interest expense” and was $51.0 million, $39.2 million and $25.9 million in 2025, 2024 and 2023, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract.

Contract liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Customer advances	$737.1	$648.8
Other current liabilities	134.6	113.6
Non-current customer advances	1,222.7	1,154.4
Other non-current liabilities	85.1	72.7
Total contract liabilities	$2,179.5	$1,989.5

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognized during the period from beginning of the year contract liabilities was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning liabilities recognized in revenue	$640.5	$640.7	$582.7

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Outstanding balances related to service-type warranties are included within contract liabilities. Revenue related to service-type warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized ratably over the term of the service-type warranty period. Changes in the Company’s service-type warranties were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$96.0	$85.4	$76.1
Deferred revenue for new service warranties	52.7	43.7	34.2
Amortization of service warranty revenue	(39.6)	(32.9)	(25.1)
Foreign currency translation	1.3	(0.2)	0.2
Balance at end of period	$110.4	$96.0	$85.4

Classification of service-type warranties in the Consolidated Balance Sheets consisted of the following (in millions):

	December 31,
	2025	2024
Other current liabilities	$39.3	$36.0
Other non-current liabilities	71.1	60.0
	$110.4	$96.0

Remaining Performance Obligations

As of December 31, 2025, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.4 billion, of which $4.8 billion is expected to be satisfied and recognized in revenue in 2026, $4.6 billion is expected to be satisfied and recognized in revenue in 2027 and $3.0 billion is expected to be satisfied and recognized in revenue beyond 2027.

5. Stock-Based Compensation

In May 2024, the Company's shareholders approved the 2024 Incentive Stock and Awards Plan (the "2024 Stock Plan"). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At December 31, 2025, the Company had reserved 3,236,667 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options, with 2,225,518 shares remaining available for issuance.

Under the 2024 Stock Plan, officers, directors, including non-employee directors, and employees of the Company may be granted stock options, stock appreciation rights, performance shares, performance units, shares of Common Stock, restricted stock, restricted stock units (RSU) or other stock-based awards. The 2024 Stock Plan provides for the granting of options to purchase shares of Common Stock at not less than the fair market value of such shares on the date of grant. The market value of restricted stock unit awards are determined based on the closing market price of Common Stock on the date of grant. Except to the extent vesting is accelerated upon early retirement and except for performance shares and performance units, vesting is based solely on continued service as an employee of the Company. The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award, or to an employee’s eligible retirement date, if earlier and applicable.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock awards	$32.0	$30.2	$24.9
Performance share awards	6.0	7.9	7.0
Other stock-based compensation	1.3	0.5	0.9
Total stock-based compensation expense	39.3	38.6	32.8
Income tax benefit recognized for stock-based compensation	(4.9)	(4.8)	(4.4)
Stock-based compensation expense, net of tax	$34.4	$33.8	$28.4

Stock Awards — A summary of the Company’s stock award activity (including shares and units) is as follows:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of period	537,655	$102.02	462,429	$98.28	363,661	$103.86
Granted	316,094	108.83	327,976	107.46	344,484	90.91
Forfeited	(33,472)	103.45	(24,649)	103.79	(43,602)	97.85
Vested	(275,861)	101.21	(228,101)	102.07	(202,114)	95.85
Nonvested, end of period	544,416	106.30	537,655	102.02	462,429	98.28

Stock awards generally vest ratably over a three-year service period following the grant date. The total fair value of shares vested was $30.2 million, $24.9 million and $18.4 million in 2025, 2024 and 2023, respectively. The actual income tax benefit realized totaled $4.8 million, $3.7 million and $2.8 million in 2025, 2024 and 2023, respectively.

As of December 31, 2025, total unrecognized compensation cost related to stock awards was $17.8 million, net of estimated forfeitures, which the Company expects to be recognized over a weighted-average period of 2.1 years.

Performance Share Awards — A summary of the Company’s performance share awards activity is as follows.

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of period	125,404	$113.25	123,959	$110.40	97,600	$108.20
Granted	77,250	133.67	76,358	124.76	81,208	100.08
Forfeited	(11,000)	120.50	(21,947)	111.83	(9,733)	111.50
Performance adjustments	15,933	98.88	(1,241)	117.61	8,479	81.06
Vested	(71,150)	102.44	(51,725)	119.10	(53,595)	85.90
Nonvested, end of period	136,437	129.56	125,404	113.25	123,959	110.40

Performance share awards generally vest after a three-year service period following the grant date. Performance shares vest under three separate sets of measurement criteria. The first type vest only if the Company’s total shareholder return (TSR) over the three-year term of the awards compares favorably to that of a comparator group of companies. The second type vest only if the Company’s return on invested capital (ROIC) over the vesting period compares favorably to that of a comparator group of companies. The third type vest only if the Company’s actual results for Diversity, Equity and Inclusion and Environmental, Social and Governance (DEI/ESG) measures compare favorably to the targets set by the Company.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Potential payouts range from zero to 200% of the target awards and changes from target amounts are reflected as performance adjustments. Actual payouts for TSR performance share awards vesting were 163%, 65% and 108% of target levels in 2025, 2024 and 2023, respectively. Actual payout for ROIC performance share awards vesting were 168%, 138% and 129% of target levels in 2025, 2024 and 2023, respectively. The first vesting of DEI/ESG awards occurred in 2024. No DEI/ESG awards were earned in 2025. DEI/ESG awards vested at 67% of target in 2024.

The total fair value of performance shares vested was $8.9 million, $5.1 million and $5.1 million in 2025, 2024 and 2023, respectively. The actual income tax benefit realized totaled $0.2 million, $0.1 million and $0.3 million in 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had $10.2 million of unrecognized compensation expense related to performance share awards, which will be recognized over a weighted-average period of 1.7 years.

The grant date fair values of the TSR performance share awards were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	Year Ended December 31,
Total Shareholder Return Performance Shares Granted During	2025	2024	2023
Weighted-average fair value	$159.72	$146.49	$110.94
Assumptions:
Expected term (in years)	2.87	2.86	2.86
Expected volatility	32.16%	30.60%	35.45%
Risk-free interest rate	4.22%	4.41%	4.32%

The Company used its historical stock prices as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates at the time of grant. The expected term was based on the vesting period.

The grant date fair values of the ROIC and DEI/ESG awards were determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. Compensation expense is recorded ratably over the vesting period based on the amount of award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

Stock Options — No stock options were granted during 2025, 2024 or 2023. A summary of the Company’s stock option activity is as follows:

	Year Ended December 31, 2025
	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(a) (in millions)
Outstanding and exercisable, beginning of period	180,170	$82.23
Exercised	(91,305)	81.88
Outstanding and exercisable, end of period	88,865	82.58	3.3 years	$3.8
(a)
Aggregate intrinsic value represents the total pre-tax intrinsic value (difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025.

The total intrinsic value of options exercised was $4.0 million, $2.0 million and $3.1 million in 2025, 2024 and 2023, respectively. The actual income tax benefit realized totaled $0.7 million, $0.3 million and $0.6 million in 2025, 2024 and 2023, respectively.

Other Stock-based Compensation — Other stock-based compensation primarily consists of cash-settled RSUs. The Company granted a total of 7,942, 7,333 and 8,860 cash-settled RSUs in 2025, 2024 and 2023, respectively. Each RSU award provides recipients the right to receive cash equal to the value of a share of Common Stock at predetermined vesting dates.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for cash-settled RSUs is remeasured at each reporting period and is recognized as an expense over the requisite service period. The total value of cash-settled RSUs vested was $0.8 million, $0.5 million and $0.9 million in 2025, 2024 and 2023, respectively.

6. Employee Benefit Plans

Defined Benefit Plans — Oshkosh Defense and Pierce sponsor defined benefit pension plans for certain employees. Benefits are based primarily on years of service and a benefit dollar multiplier. The Company periodically amends the plans, including changing the benefit dollar multipliers. As of December 2012, salaried participants in the Pierce pension plan no longer receive service credit other than for vesting purposes. In December 2013, the Pierce pension plan was amended to close participation in the plan for new production employees. In October 2016, the Oshkosh Defense hourly defined benefit pension plan was closed to new production employees.

JLG sponsors a defined benefit pension plan for certain employees in the United Kingdom. The Company entered into an insurance contract with a third-party insurer, under which the plan retains full legal responsibility for paying benefits to participants. The related benefit obligation has not been transferred to the insurer and the insurance contract is recognized as a plan asset.

Supplemental Executive Retirement Plans (SERP) — The Company maintains nonqualified defined benefit and defined contribution SERPs for certain executive officers of Oshkosh and its subsidiaries. A trust has been established to fund the obligations under the Oshkosh SERP. As of December 31, 2025, the trust held assets of $11.0 million, which are included in “Other current assets” and “Other non-current assets” in the Consolidated Balance Sheets. The trust assets are subject to claims of the Company’s creditors. The Company made contributions to the Oshkosh SERP of $0.6 million, $1.0 million and $0.4 million in 2025, 2024 and 2023, respectively.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s defined benefit pension plans were as follows (in millions):

	Year Ended December 31,
	2025	2024
Accumulated benefit obligation at end of period	$332.0	$322.1
Change in projected benefit obligation:
Benefit obligation at beginning of period	$325.0	$350.4
Service cost	5.1	6.2
Interest cost	17.9	16.8
Actuarial loss (gain)	1.3	(32.7)
Benefits paid	(16.7)	(15.3)
Currency translation adjustments	1.2	(0.4)
Benefit obligation at end of period	$333.8	$325.0
Change in plan assets:
Fair value of plan assets at beginning of period	$343.1	$325.9
Actual return on plan assets	33.4	31.4
Company contributions	3.4	2.0
Expenses paid	(1.2)	(0.6)
Benefits paid	(16.7)	(15.3)
Currency translation adjustments	1.5	(0.3)
Fair value of plan assets at end of period	$363.5	$343.1
Funded status of plans - at end of period	$29.7	$18.1

	December 31,
	2025	2024
Recognized in consolidated balance sheet at end of period:
Prepaid benefit cost (non-current asset)	$57.4	$46.4
Accrued benefit liability (current liability)	(1.9)	(2.0)
Accrued benefit liability (non-current liability)	(25.8)	(26.3)
	$29.7	$18.1

	December 31,
	2025	2024
Recognized in accumulated other comprehensive income (loss) as of end of period (net of taxes):
Net actuarial loss	$69.6	$66.5
Prior service cost	(5.6)	(6.8)
	$64.0	$59.7

	December 31,
	2025	2024
Weighted-average assumptions as of end of period:
Discount rate	5.47%	5.63%
Expected return on plan assets	6.50%	6.50%

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit plans with accumulated benefit obligations in excess of plan assets consisted of the following (in millions):

	December 31,
	2025	2024
Projected benefit obligation	$27.7	$28.4
Accumulated benefit obligation	27.1	27.7
Fair value of plan assets	—	—

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s post-employment benefit plans were as follows (in millions):

	Year Ended December 31,
	2025	2024
Accumulated benefit obligation at end of period	$54.3	$47.3
Change in projected benefit obligation:
Benefit obligation at beginning of period	$47.3	$52.1
Service cost	1.4	1.7
Interest cost	2.4	2.5
Actuarial loss (gain)	6.8	(5.1)
Benefits paid	(3.6)	(3.9)
Benefit obligation at end of period	$54.3	$47.3
Change in plan assets:
Company contributions	$3.6	$3.9
Benefits paid	(3.6)	(3.9)
Fair value of plan assets at end of period	$—	$—
Funded status of plans - at end of period	$(54.3)	$(47.3)

	December 31,
	2025	2024
Recognized in consolidated balance sheet at end of period:
Accrued benefit liability (current liability)	$(4.6)	$(3.9)
Accrued benefit liability (non-current liability)	(49.7)	(43.4)
	$(54.3)	$(47.3)

	December 31,
	2025	2024
Recognized in accumulated other comprehensive income (loss) as of end of period (net of taxes):
Net actuarial loss (gain)	$(4.4)	$0.7
Prior service benefit	6.8	8.0
	$2.4	$8.7

	December 31,
	2025	2024
Weighted-average assumptions as of end of period:
Discount rate	5.02%	5.41%
Expected return on plan assets	n/a	n/a

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Pension Benefits
	Year Ended December 31,
	2025	2024	2023
Components of net periodic pension benefit cost:
Service cost	$5.1	$6.2	$6.6
Interest cost	17.9	16.8	16.6
Expected return on plan assets	(21.7)	(20.7)	(19.4)
Amortization of prior service cost	1.7	1.7	1.9
Amortization of net actuarial gain	(5.8)	(2.6)	(2.4)
Expenses paid	0.6	0.7	1.0
Net periodic pension benefit cost	$(2.2)	$2.1	$4.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$(9.8)	$(43.5)	$(12.5)
Amortization of prior service cost	(1.7)	(1.7)	(1.9)
Amortization of net actuarial gain	5.8	2.6	2.4
	$(5.7)	$(42.6)	$(12.0)
Weighted-average assumptions:
Discount rate	5.63%	4.89%	5.09%
Expected return on plan assets	6.50%	6.50%	6.50%

	Post-Employment Benefits
	Year Ended December 31,
	2025	2024	2023
Components of net periodic post-employment benefit cost:
Service cost	$1.4	$1.7	$1.7
Interest cost	2.4	2.5	2.1
Amortization of prior service cost	(1.4)	(1.5)	(1.4)
Amortization of net actuarial gain	(0.1)	—	(0.2)
Net periodic post-employment benefit cost	$2.3	$2.7	$2.2
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$6.7	$(5.1)	$7.5
Amortization of prior service cost	1.4	1.5	1.4
Amortization of net actuarial gain	0.1	—	0.2
	$8.2	$(3.6)	$9.1
Weighted-average assumptions:
Discount rate	5.41%	4.76%	4.95%
Expected return on plan assets	n/a	n/a	n/a

Components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Consolidated Statements of Income.

Amounts expected to be recognized in pension benefit costs during 2026 included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet at December 31, 2025 are prior service costs of $1.6 million ($1.2 million net of tax) and unrecognized net actuarial gains of $5.7 million ($4.4 million net of tax).

The Company’s policy is to fund the pension plans in amounts that comply with contribution limits imposed by law. The Company expects to make contributions to its pension plans of approximately $5 million in 2026.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted average of the Company’s pension plan asset allocations and target allocations at December 31, 2025 by asset category for the Company's pension plans managed by the Committee, were as follows:

	Target %	Actual
Asset Category:
Fixed income	30% - 40%	35%
Large-cap equity	25% - 40%	33%
Mid-cap equity	10% - 20%	17%
Small-cap equity	5% - 15%	14%
Other	0% - 5%	1%
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

The fair value of plan assets by major category and level within the fair value hierarchy was as follows (in millions):

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Common stocks
U.S. companies(a)	$100.2	$—	$—	$100.2
International companies(b)	—	9.0	—	9.0
Mutual funds(a)	104.2	—	—	104.2
Money market funds(c)	9.5	—	—	9.5
Insurance contract(d)	—	—	22.1	22.1
	$213.9	$9.0	$22.1	245.0
Investments measured at net asset value (NAV)(e)				118.5
				$363.5

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Common stocks
U.S. companies(a)	$96.1	$—	$—	$96.1
International companies(b)	—	7.1	—	7.1
Mutual funds(a)	100.0	—	—	100.0
Government and agency bonds(f)	—	12.9	—	12.9
Corporate bonds and notes(g)	—	5.9	—	5.9
Money market funds(c)	10.6	—	—	10.6
Other	—	—	0.4	0.4
	$206.7	$25.9	$0.4	233.0
Investments measured at net asset value (NAV)(e)				110.1
				$343.1
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
(d)
This investment consisted of an insurance contract with a third-party insurer valued on an insurer pricing basis updated for changes in market rates.
(e)
These investments consist of common collective trusts that are valued based on NAV. NAV is based on the fair value of each fund's underlying investments. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(f)
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
(g)
These investments consist of debt obligations issued by a variety of private and public corporations. These are investment grade securities which historically have provided a steady stream of income. Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

Changes in Level 3 plan assets were as follows (in millions):

	Year Ended December 31,
	2025	2024
Fair value at beginning of year	$0.4	$0.6
Net realized and unrealized losses	(0.1)	(0.2)
Assets purchased	21.4	—
Foreign currency translation	0.4	—
Fair value at end of year	$22.1	$0.4

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimated future benefit payments under Company sponsored plans were as follows (in millions):

	Pension Benefits		Post-Employment
Year Ending December 31,	Qualified	Non-Qualified	Benefits
2026	$16.0	$1.9	$4.6
2027	16.7	2.2	4.9
2028	17.7	2.2	5.2
2029	18.7	2.2	5.1
2030	19.6	2.1	4.8
2031-2035	107.4	10.4	22.9

Multi-Employer Pension Plans — The Company participates in the Boilermaker-Blacksmith National Pension Trust (Employer Identification Number 48-6168020) and Eastern Atlantic States Carpenters Pension Fund (Employer Identification Number 23-1613018) multi-employer defined benefit pension plans related to certain collective bargaining employees. The Company’s contributions and pension benefits payable under these plans and the administration of the plans are determined by the terms of the related collective-bargaining agreements, which expire in May 2027 and November 2031, respectively.

Multi-employer plans pose different risks to the Company than single-employer plans in the following respects:

1. The Company’s contributions to multi-employer plans may be used to provide benefits to all participating employees of the program, including employees of other employers.

2. In the event that another participating employer ceases contributions to a multi-employer plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.

3. If the Company chooses to withdraw from a multi-employer plan, the Company may be required to pay a withdrawal liability based on the underfunded status of the plan at that time.

The plan-certified zone status (as defined by the Pension Protection Act of 2006) for the Boilermaker-Blacksmith National Pension Trust has been Red since January 2023. Accordingly, the plan has implemented a financial improvement plan. The zone status for the Eastern Atlantic States Carpenters Pension Fund was Green as of December 31, 2024. The Company’s contributions to either of the multi-employer plans did not exceed 5% of the total plan contributions. The Company made contributions to these plans of $3.1 million, $2.4 million and $1.6 million in 2025, 2024 and 2023, respectively.

401(k) and Defined Contribution Pension Replacement Plans — The Company has defined contribution 401(k) plans for substantially all domestic employees. The plans allow employees to defer 2% to 100% of their income on a pre-tax basis. Each employee who elects to participate is eligible to receive Company matching contributions, which are based on employee contributions to the plans, subject to certain limitations. For certain businesses, in addition to matching contributions, the company also contributes between 2% and 6% of an employee’s base pay, depending on age. Amounts expensed for Company matching and non-elective contributions were $68.1 million, $61.2 million and $58.7 million in 2025, 2024 and 2023, respectively.

7. Income Taxes

Pre-tax income was taxed in the following jurisdictions (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$742.5	$829.2	$705.9
Foreign	99.5	73.8	91.7
	$842.0	$903.0	$797.6

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Allocated to Income Before Losses of Unconsolidated Affiliates
Current:
Federal	$72.9	$173.6	$268.4
Foreign	37.8	22.1	29.9
State	27.6	32.2	52.1
Total current	138.3	227.9	350.4
Deferred:
Federal	55.4	(16.8)	(126.0)
Foreign	(4.3)	3.7	(8.0)
State	2.1	(4.8)	(26.4)
Total deferred	53.2	(17.9)	(160.4)
	$191.5	$210.0	$190.0
Allocated to Other Comprehensive Income (Loss)
Deferred federal, state and foreign	$1.0	$(11.3)	$1.8

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense was:

	Year Ended December 31,
	2025		2024		2023
Effective Rate Reconciliation:
U.S. federal tax rate	$176.8	21.0%	$189.6	21.0%	$167.5	21.0%
State income taxes, net	24.5	2.9%	21.1	2.3%	20.5	2.6%
Foreign tax effects	14.9	1.8%	12.3	1.4%	11.9	1.5%
Effects of current-period tax law changes	3.6	0.4%	—	0.0%	—	0.0%
Effects of cross-border tax laws	(11.4)	-1.4%	(13.4)	-1.5%	(7.1)	-0.9%
Tax credits	(7.0)	-0.7%	(8.5)	-0.9%	(7.6)	-1.0%
Changes in valuation allowances	1.2	0.1%	3.1	0.3%	3.7	0.5%
Nontaxable or nondeductible items	4.9	0.6%	0.9	0.1%	3.8	0.5%
Changes in unrecognized tax benefits	(19.8)	-2.4%	6.2	0.7%	1.4	0.2%
Other adjustments	3.8	0.4%	(1.3)	-0.1%	(4.1)	-0.6%
	$191.5	22.7%	$210.0	23.3%	$190.0	23.8%

In 2025, state taxes in California, Florida, Maryland, New Jersey, New York and Pennsylvania made up the majority of the state income tax. In 2024, state taxes in California, Florida, Georgia, Michigan, New York, Pennsylvania and Texas made up the majority of the state income tax. In 2023, state taxes in California, Colorado, Michigan, New Jersey, Pennsylvania and Wisconsin made up the majority of the state income tax.

Cash paid for income taxes, net of refunds was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Federal	$109.5	$320.8	$91.5
State	25.5	51.0	54.0
Foreign	24.9	26.7	16.2
Cash paid for income taxes, net of refunds	$159.9	$398.5	$161.7

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for income taxes, net of refunds includes cash paid for the purchase of transferable tax credits of $10.2 million, $68.3 million and $6.8 million in 2025, 2024 and 2023, respectively. No state or foreign jurisdictions exceeded 5% of total income taxes paid, net of refunds.

Deferred income tax assets and liabilities were comprised of the following (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Customer advances	$185.4	$183.5
Research and development	79.2	132.8
Losses and credits	52.3	44.8
Inventories	41.3	15.9
Employee benefit plans	30.3	29.0
Payroll-related obligations	23.5	29.8
Accrued warranties	19.4	16.0
Other	70.3	64.2
Gross deferred tax assets	501.7	516.0
Less valuation allowance	(21.4)	(17.9)
Deferred tax assets, net	480.3	498.1
Deferred tax liabilities:
Property, plant and equipment	(144.5)	(111.3)
Intangible assets	(77.7)	(76.1)
Other	(82.8)	(78.6)
Deferred tax liabilities	(305.0)	(266.0)
Net deferred tax asset	$175.3	$232.1

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The changes to the deferred taxes for "research and development" and "property, plant, and equipment" reflect the impacts resulting from OBBBA.

The net deferred tax asset is classified in the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2025	2024
Non-current net deferred tax asset	$201.0	$259.0
Non-current net deferred tax liability	(25.7)	(26.9)
Net deferred tax asset	$175.3	$232.1

As of December 31, 2025, the Company had $26.4 million of net operating loss carryforwards available to reduce future taxable income of certain foreign subsidiaries in countries which allow such losses to be carried forward anywhere from five years to an unlimited period. In addition, the Company had $156.0 million of state net operating loss carryforwards, which can be carried forward anywhere from fifteen years to an unlimited period and state credit carryforwards of $35.0 million, which are subject to expiration in 2029 to 2039. Deferred tax assets for foreign net operating loss carryforwards, state net operating loss carryforwards, state tax credit carryforwards and foreign tax credit carryforwards were $6.7 million, $7.9 million, $22.5 million and $15.1 million, respectively, as of December 31, 2025. Amounts are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. The Company maintains valuation allowances against domestic deferred tax assets, state tax credit carryforwards, foreign net deferred tax assets, including net operating losses, and foreign tax credit deferred tax assets of $2.4 million, $0.2 million, $7.1 million and $11.7 million, respectively, as of December 31, 2025.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company had undistributed earnings of $523.4 million from its investment in non-U.S. subsidiaries. The Company has not recognized deferred tax liabilities for temporary differences related to certain of the Company’s foreign operations as the Company considers that a portion of its undistributed earnings in those subsidiaries are intended to be indefinitely reinvested. Should the Company’s undistributed earnings from its investment in those non-U.S. subsidiaries be distributed in the future in the form of dividends or otherwise, the Company may be subject to foreign and domestic income taxes and withholding taxes estimated at $27.4 million, including the impact of the regulations discussed below.

On August 21, 2020, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) released final regulations related to the Tax Reform Act (the “tax regulations”) and the foreign dividends received deduction and global intangible low-taxed income. The tax regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance and are effective retroactively to the Company’s fiscal 2018 tax year and purport to cause certain intercompany transactions the Company engaged in during 2018 to produce U.S. taxable income upon a subsequent distribution from a controlled foreign corporation. The Company has analyzed the tax regulations and concluded that the U.S. Treasury Department exceeded regulatory authority and that the tax regulations are contrary to the congressional intent of the underlying statute. The Company believes it has strong arguments in favor of its position and that it has met the more likely than not recognition threshold that its position will be sustained. The Company intends to vigorously defend its position, however, due to the uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the tax regulations will be invalidated, modified or that a court of law will rule in favor of the Company. An unfavorable resolution of this issue would result in $19.2 million of tax liability if the Company were to distribute the earnings to the United States, which is included in the $27.4 million disclosed withholding tax above.

A reconciliation of gross unrecognized tax benefits, excluding interest and penalties, was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$61.6	$64.3	$98.8
Additions for tax positions related to current year	0.9	2.5	5.0
Additions for tax positions related to prior years	1.0	3.0	0.7
Reductions for tax positions related to prior years	(2.1)	(5.1)	(36.5)
Settlements with taxing authority	(17.0)	—	—
Foreign currency translation	1.5	(2.2)	0.3
Lapse of statutes of limitations	(0.4)	(0.9)	(4.0)
Balance at end of period	$45.5	$61.6	$64.3

Settlement with taxing authorities in 2025 related to the resolution of a multi-year federal income tax audit. As of December 31, 2025, net unrecognized tax benefits, excluding interest and penalties, of $34.2 million would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Consolidated Statements of Income. The Company recognized income of $3.3 million, expense of $4.0 million and income of $0.3 million in 2025, 2024 and 2023, respectively, related to interest and penalties on unrecognized tax benefits. The Company had accruals for the payment of interest and penalties of $8.6 million and $11.8 million at December 31, 2025 and 2024, respectively.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is regularly audited by federal, state and foreign tax authorities. As of December 31, 2025, tax years open for examination under applicable statutes were as follows:

Tax Jurisdiction:	Open Tax Years
Australia	2021 - 2025
Belgium	2023 - 2025
Brazil	2021 - 2025
Canada	2021 - 2025
China	2020 - 2025
Mexico	2021 - 2025
Netherlands	2019 - 2025
United Kingdom	2024 - 2025
Other Non-U.S. Countries	2018 - 2025
United States (federal general)	2019 - 2025
United States (state and local)	2015 - 2025

8. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$647.0	$681.4	$598.0

Weighted-average common shares outstanding:
Basic	64,180,293	65,458,797	65,382,275
Dilutive equity-based compensation awards	373,800	370,667	481,688
Diluted	64,554,093	65,829,464	65,863,963

Earnings per common share:
Basic	$10.08	$10.41	$9.15
Diluted	10.02	10.35	9.08

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 98,767, 23,798 and 50,337 in 2025, 2024 and 2023, respectively.

9. Receivables

Receivables consisted of the following (in millions):

	December 31,
	2025	2024
Trade receivables - U.S. government	$127.7	$110.4
Trade receivables - other	1,226.5	1,091.3
Finance receivables	42.3	12.8
Other receivables	103.4	73.1
Total receivables, gross	1,499.9	1,287.6
Less allowance for doubtful accounts	(5.1)	(5.7)
Total receivables, net	$1,494.8	$1,281.9

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Classification of receivables in the Consolidated Balance Sheets consisted of the following (in millions):

	December 31,
	2025	2024
Current receivables	$1,456.1	$1,254.7
Non-current receivables	38.7	27.2
Total receivables, net	$1,494.8	$1,281.9

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Year Ended December 31,
	2025	2024
Allowance at beginning of period	$5.7	$7.4
Provision for doubtful accounts, net of recoveries	0.5	0.8
Charge-off of accounts	(1.2)	(2.3)
Foreign currency translation	0.1	(0.2)
Allowance at end of period	$5.1	$5.7

10. Inventories

Inventories consisted of the following (in millions):

	December 31,
	2025	2024
Raw materials	$1,457.2	$1,202.8
Work in process	440.9	460.3
Finished products	476.9	602.6
Total inventories	$2,375.0	$2,265.7

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,
	2025	2024
Land and land improvements	$110.4	$106.5
Buildings	612.6	514.1
Machinery and equipment	1,460.2	1,318.5
Software and related costs	251.4	245.3
Construction in progress	137.1	210.2
Property, plant and equipment, gross	2,571.7	2,394.6
Less accumulated depreciation	(1,300.5)	(1,178.1)
Property, plant and equipment, net	$1,271.2	$1,216.5

Depreciation expense was $140.7 million, $115.0 million and $103.2 million in 2025, 2024 and 2023, respectively.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

12. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment (in millions):

	Access	Vocational	Corporate and Other	Total
Net goodwill at December 31, 2023	$979.9	$392.1	$44.4	$1,416.4
Acquisitions	53.5	1.7	—	55.2
Impairment	—	—	(38.7)	(38.7)
Foreign currency translation	(22.4)	(0.4)	—	(22.8)
Net goodwill at December 31, 2024	1,011.0	393.4	5.7	1,410.1
Impairment	—	—	(5.7)	(5.7)
Foreign currency translation	43.4	0.3	—	43.7
Net goodwill at December 31, 2025	$1,054.4	$393.7	$—	$1,448.1

See Note 3 for additional information regarding goodwill related to acquisitions.

The following table presents details of the Company’s goodwill by segment (in millions):

	December 31, 2025			December 31, 2024
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,986.5	$(932.1)	$1,054.4	$1,943.1	$(932.1)	$1,011.0
Vocational	563.1	(169.4)	393.7	562.8	(169.4)	393.4
Corporate and other	44.4	(44.4)	—	44.4	(38.7)	5.7
	$2,594.0	$(1,145.9)	$1,448.1	$2,550.3	$(1,140.2)	$1,410.1

The Company recorded goodwill impairment charges of $5.7 million and $38.7 million in 2025 and 2024, respectively. Impairment charges are recorded within "Intangible asset impairments" in the Consolidated Statements of Income. In 2024, the Company recorded an impairment charge related to Pratt Miller goodwill as a result of unfavorable performance compared to forecast and adverse market conditions related to mobility and motorsports. During the second quarter of 2025, the Company impaired the remaining Pratt Miller goodwill as changes to royalties expected on defense contracts led to a further decline in the Company's expectations of future performance. A combination of the income and market approaches were used to calculate the fair values of the reporting unit, weighted consistently with the Company’s annual impairment test.

The Company performed its annual impairment review relative to goodwill and indefinite-lived intangible assets (non-amortizable trade names) as of October 1, 2025. To derive the fair value of its reporting units, the Company utilized both the income and market approaches. For the annual impairment testing, the Company used a discount rate, depending on the reporting unit, of 11.5% to 15.0% (13.0% to 17.0% at October 1, 2024) and a terminal growth rate of 3.0% (3.0% at October 1, 2024). Under the market approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly traded companies. As a corroborative source of information, the Company reconciles its estimated fair value to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a controlling basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. To derive the fair value of its trade names, the Company utilized the “relief-from-royalty” approach. The Company’s annual impairment assessment indicated that no further impairments to goodwill or indefinite-lived intangible assets were required. The estimated fair value exceeded the carrying value by more than 10% for all of the Company's reporting units. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, approximately 78% of the Company’s goodwill and indefinite-lived intangible assets were concentrated within JLG. Assumptions utilized in the impairment analysis are highly judgmental. While the Company currently believes that an impairment of intangible assets within JLG is unlikely, events and conditions that could result in the impairment of these intangibles include a sharp prolonged decline in economic conditions, significantly increased pricing pressure on related margins or other factors leading to reductions in expected long-term sales or profitability.

Details of the Company’s purchased intangible assets are as follows (in millions):

	December 31, 2025				December 31, 2024
	Weighted- Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	11.4	$835.6	$(638.5)	$197.1	$829.8	$(604.6)	$225.2
Trade names	12.9	120.3	(25.4)	94.9	120.2	(19.3)	100.9
Technology-related	8.9	168.9	(120.3)	48.6	158.9	(107.4)	51.5
Distribution network	39.2	55.3	(41.1)	14.2	55.3	(39.8)	15.5
Other	38.3	2.4	(1.2)	1.2	33.1	(27.4)	5.7
	12.5	1,182.5	(826.5)	356.0	1,197.3	(798.5)	398.8
Non-amortizable trade names		378.8	—	378.8	378.8	—	378.8
		$1,561.3	$(826.5)	$734.8	$1,576.1	$(798.5)	$777.6

In 2024, the Company recorded impairment charges for Pratt Miller's trade name and customer relationship intangible assets of $8.8 million and $4.1 million, respectively. These charges were recorded within "Intangible asset impairments" in the Consolidated Statements of Income.

Amortization of purchased intangible assets was $59.7 million (including $4.6 million recognized in "Cost of sales" in the Consolidated Statements of Income), $64.9 million (including $10.2 million that was recognized in "Cost of sales" in the Consolidated Statements of Income) and $41.7 million (including $8.9 million that was recognized in "Cost of sales" in the Consolidated Statements of Income) in 2025, 2024 and 2023, respectively.

Estimated future amortization expense for purchased intangible assets for the next five years is as follows (in millions):

Years:
2026	$57.4
2027	57.4
2028	53.2
2029	47.1
2030	45.8

13. Leases

The components of lease costs were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$55.7	$52.3	$58.6
Finance lease cost - amortization	22.6	20.1	13.8
Finance lease cost - interest	3.6	2.9	1.4
Variable lease cost	17.8	21.9	31.7
Short-term lease cost	16.4	13.5	11.1

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases was as follows (in millions, except term and rate amounts):

		December 31, 2025			December 31, 2024
	Balance Sheet Classification	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Lease right of use assets	Other non-current assets	$196.0	$70.6	$266.6	$200.1	$57.2	$257.3
Current lease liabilities	Other current liabilities	39.3	19.6	58.9	40.5	16.2	56.7
Non-current lease liabilities	Other non-current liabilities	166.5	51.7	218.2	167.1	42.7	209.8

Weighted average remaining lease term		6.1 years	4.8 years		6.4 years	5.2 years

Weighted average discount rates		4.3%	4.8%		4.1%	4.3%

The supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease liabilities	$50.2	$55.0	$54.5
Cash paid for finance lease liabilities	40.3	20.8	14.6
Right of use assets obtained in exchange for lease liabilities:
Operating leases	$39.6	$38.2	$45.2
Finance leases	30.7	18.0	44.2

The table below presents the right-of-use asset balance for leases disaggregated by type of lease (in millions):

	December 31,
	2025	2024
Operating leases:
Real estate leases	$182.5	$185.3
Equipment leases	13.5	14.8
	$196.0	$200.1
Finance leases:
Real estate leases	$8.8	$8.6
Equipment leases	61.8	48.6
	$70.6	$57.2

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities at December 31, 2025 and minimum payments for leases having initial non-cancelable terms in excess of one year were as follows (in millions):

Amounts due in:	Operating leases	Finance leases	Total
2026	$47.8	$22.5	$70.3
2027	44.0	18.9	62.9
2028	41.2	14.3	55.5
2029	28.9	9.5	38.4
2030	21.9	4.1	26.0
Thereafter	51.2	10.2	61.4
Total lease payments	235.0	79.5	314.5
Less: imputed interest	29.2	8.2	37.4
Present value of lease liability	$205.8	$71.3	$277.1

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

Investments in unconsolidated affiliates accounted for under the equity method consisted of the following (in millions):

		December 31,
	Ownership %	2025	2024
AutoTech Fund II, L.P.	7%	$8.5	$7.8
AutoTech Fund III, L.P.	5%	5.8	3.3
BME Fire Trucks LLC	25%	1.1	1.8
Carnegie Foundry LLC	6%	4.5	4.5
Construction Robotics, LLC	9%	2.2	2.3
Eatron Technologies	3%	1.4	1.9
Forterra	1%	—	2.4
Lixo SAS	11%	1.7	—
Westly Capital Partners Fund IV, L.P.	3%	6.0	4.1
		$31.2	$28.1

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

In 2024, the Company recorded an impairment related to its investment in Forterra of $6.6 million. In 2025, following a financing transaction in which the Company did not participate, the Company determined it no longer had significant influence over the investee and changed the accounting method from the equity method to the cost method. During 2023, the Company sold its interest in a joint venture in Mexico which resulted in a charge of $7.8 million.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Investments in unconsolidated affiliates not accounted for under the equity method with a readily determinable fair value consisted of the following (in millions):

	December 31,
	2025	2024
Cost basis	$25.0	$25.0
Unrealized loss	(18.0)	(19.8)
Fair value	$7.0	$5.2

Investments in unconsolidated affiliates not accounted for under the equity method without a readily determinable fair value consisted of the following (in millions):

	December 31,
	2025	2024
Cost basis	$6.2	$5.3
Accumulated impairments and adjustments	(1.8)	(0.2)
Carrying value	$4.4	$5.1

15. Other Non-Current Assets

Other non-current assets consisted of the following (in millions):

	December 31,
	2025	2024
Lease right of use assets (See Note 13)	$266.6	$257.3
Prepaid benefit cost (See Note 6)	57.4	46.4
Investments in affiliates (See Note 14)	42.6	38.4
Non-current finance receivables, net	19.5	9.0
Rabbi trust, less current portion	9.1	9.7
Other	28.1	29.0
Other non-current assets	$423.3	$389.8

The rabbi trust holds investments to fund certain of the Company's obligations under its supplemental executive retirement plan. Rabbi trust assets include investments in money market and mutual funds and are subject to claims of the Company's creditors.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

16. Debt

The Company was obligated under the following debt instruments (in millions):

	December 31,
	2025	2024
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	—
Other long-term debt	3.8	5.2
Total long-term debt	1,103.8	605.2
Current maturities of long-term debt	(0.6)	(2.3)
Debt issuance costs	(2.9)	(3.4)
Total long-term debt, less current maturities (net of debt issuance costs)	$1,100.3	$599.5

Revolving credit facilities	$—	$360.0
Current maturities of long-term debt	0.6	2.3
Total revolving credit facilities and current maturities of long-term debt	$0.6	$362.3

In March 2022, the Company entered into a Third Amended and Restated Credit Agreement with various lenders (as amended, the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.55 billion that matures in March 2027. At December 31, 2025, specified outstanding letters of credit of $35.3 million reduced available capacity under the Revolving Credit Facility to $1.51 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At December 31, 2025, the applicable interest spread was 112.5 basis points.

On March 31, 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (the “Term Loan”) that matures in March 2027. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At December 31, 2025, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 4.62%.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of December 31, 2025.

In May 2018, the Company issued $300 million of 4.60% unsecured senior notes due May 15, 2028 (the “2028 Senior Notes”). In February 2020, the Company issued $300 million of 3.10% unsecured senior notes due March 1, 2030 (the “2030 Senior Notes”). The 2028 Senior Notes and the 2030 Senior Notes were issued pursuant to an indenture (the “Indenture”) between the Company and a trustee. The Indenture contains customary affirmative and negative covenants. The Company has the option to redeem the 2028 Senior Notes and the 2030 Senior Notes at any time for a premium.

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At December 31, 2025, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $303 million ($296 million at December 31, 2024) and $285 million ($273 million at December 31, 2024), respectively. The carrying amount of the Term Loan approximated fair value as of December 31, 2025. See Note 23 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$72.8	$64.2	$58.8
Warranty provisions	78.1	67.3	52.1
Settlements made	(88.7)	(60.1)	(51.3)
Changes in liability for pre-existing warranties, net	24.9	0.5	(0.3)
Acquisition of businesses	—	1.1	4.8
Foreign currency translation	0.6	(0.2)	0.1
Balance at end of period	$87.7	$72.8	$64.2

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Credit Guarantees: The Company is party to multiple agreements whereby at December 31, 2025, the Company guaranteed an aggregate of $559.0 million in indebtedness of customers. At December 31, 2025, the Company estimated that its maximum loss exposure under these contracts was $93.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at December 31, 2025, the Company guaranteed to support an aggregate of $83.2 million of customer equipment value. At December 31, 2025, the Company estimated that its maximum loss exposure under these contracts was $9.6 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand-ready obligations (non-contingent) to perform under guarantees were $12.0 million and $12.1 million at December 31, 2025 and 2024, respectively. The Company’s credit loss exposure (contingent) related to its guarantees was $5.0 million and $5.3 million at December 31, 2025 and 2024, respectively.

19. Commitments and Contingencies

Personal Injury Actions and Other — Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At December 31, 2025 and 2024, the estimated net liabilities for product and general liability claims totaled $53.0 million and $45.2 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks — The Company was contingently liable under bid, performance and specialty bonds totaling $3.38 billion and $2.86 billion at December 31, 2025 and 2024, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $40.8 million and $46.5 million at December 31, 2025 and 2024, respectively.

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Certain risks are inherent in doing business with the DoD, including technological changes and changes in levels of defense spending. The USPS and all DoD contracts contain a provision that they may be terminated at any time at the convenience of the customer. In such an event, the Company is entitled to recover allowable costs plus a reasonable profit earned to the date of termination. Major contracts for defense and delivery vehicles are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the Company’s customers.

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

20. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Year Ended December 31,
	2025	2024	2023
Outstanding at beginning of period	64,602,007	65,473,807	65,472,148
Repurchases of Common Stock	(2,280,539)	(1,058,474)	(265,795)
Exercise of stock options	91,305	65,253	122,128
Payment of stock-based restricted and performance shares	308,259	216,778	255,927
Shares tendered for taxes on stock-based compensation	(142,989)	(101,920)	(118,310)
Other	11,427	6,563	7,709
Outstanding at end of period	62,589,470	64,602,007	65,473,807

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of December 31, 2025, 7,945,869 shares of Common Stock remained under this authority.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

21. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$31.1	$(131.6)	$8.2	$(92.3)
Other comprehensive income (loss) before reclassifications	3.5	24.2	(0.5)	27.2
Amounts reclassified from accumulated other comprehensive income (loss)	(1.6)	2.9	(8.2)	(6.9)
Net current period other comprehensive income (loss)	1.9	27.1	(8.7)	20.3
Balance at December 31, 2023	33.0	(104.5)	(0.5)	(72.0)
Other comprehensive income (loss) before reclassifications	37.2	(67.7)	0.6	(29.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.8)	—	0.5	(1.3)
Net current period other comprehensive income (loss)	35.4	(67.7)	1.1	(31.2)
Balance at December 31, 2024	68.4	(172.2)	0.6	(103.2)
Other comprehensive income (loss) before reclassifications	2.3	112.4	(0.2)	114.5
Amounts reclassified from accumulated other comprehensive income (loss)	(4.3)	—	(0.6)	(4.9)
Net current period other comprehensive income (loss)	(2.0)	112.4	(0.8)	109.6
Balance at December 31, 2025	$66.4	$(59.8)	$(0.2)	$6.4

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

At December 31, 2025, the total notional U.S. dollar equivalent of outstanding forward foreign exchange contracts designated as hedges in accordance with ASC Topic 815 was $23.3 million. Net gains or losses related to these contracts are recorded within the same line item in the Consolidated Statements of Income impacted by the hedged item. The maximum length of time the Company is hedging its exposure to the variability in future cash flows is two years.

The Company enters into forward foreign currency exchange contracts to create economic hedges to manage foreign exchange risk exposure associated with non-functional currency denominated receivables and payables resulting from global sales and sourcing activities. The Company has not designated these derivative contracts as hedge transactions under FASB ASC Topic 815, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings within “Miscellaneous, net” in the Consolidated Statements of Income. The fair value of foreign currency related derivatives is included in the Consolidated Balance Sheets in “Other current assets” and “Other current liabilities.” At December 31, 2025, the U.S.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

dollar equivalent of these outstanding forward foreign exchange contracts totaled $147.5 million in notional amounts covering a variety of foreign currency exposures.

The fair values of all open derivative instruments were as follows (in millions):

	December 31, 2025		December 31, 2024
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Cash flow hedges:
Foreign exchange contracts	$—	$0.2	$0.9	$0.2

Not designated as hedging instruments:
Foreign exchange contracts	0.4	0.4	0.8	0.8
	$0.4	$0.6	$1.7	$1.0

The pre-tax effects of derivative instruments consisted of the following (in millions):

	Classification of	Year Ended December 31,
	Gains (Losses)	2025	2024	2023
Cash flow hedges:
Foreign exchange contracts	Net Sales	$—	$—	$9.6
Foreign exchange contracts	Cost of sales	1.1	(0.5)	2.3

Not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous, net	7.4	0.9	2.7
		$8.5	$0.4	$14.6

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Rabbi trust(a)	$11.0	$—	$—	$11.0
Investments in equity securities(b)	7.0	—	—	7.0
Foreign currency exchange derivatives(c)	—	0.4	—	0.4
Liabilities:
Foreign currency exchange derivatives(c)	$—	$0.6	$—	$0.6

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Rabbi trust(a)	$13.6	$—	$—	$13.6
Investments in equity securities(b)	5.2	—	—	5.2
Foreign currency exchange derivatives(c)	—	1.7	—	1.7
Liabilities:
Foreign currency exchange derivatives(c)	$—	$1.0	$—	$1.0
(a)
Represents investments held in a rabbi trust for the Company’s non-qualified supplemental executive retirement plan. The fair values of these investments are determined using a market approach. Investments include money market and mutual funds for which quoted prices in active markets are available. Rabbi trust assets are subject to claims of the Company's creditors. The Company records changes in the fair value of investments in “Miscellaneous, net” in the Consolidated Statements of Income.
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

Items Measured at Fair Value on a Nonrecurring Basis — In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (See Note 3 for fair value of assets acquired and liabilities assumed through acquisitions and Note 12 for impairment valuation analysis of intangible assets). The Company has determined that the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

24. Business Segment Information

The Chief Executive Officer is the Company's Chief Operating Decision Maker. The Chief Operating Decision Maker uses operating income to measure performance of the Company's segments, allocate resources and make operating decisions. Operating income is utilized during the Company’s budgeting and forecasting process to assess segment profitability and enable decision making regarding strategic initiatives, capital investments and other resources. The Chief Operating Decision Maker regularly evaluates operating income compared to prior year and forecasted results. The Company’s reportable segments, which are organized on the basis of similar products, markets and operating factors, are as follows:

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

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Vocational: This segment includes the Pierce, Maxi-Metal, Oshkosh AeroTech, Oshkosh Airport Products, McNeilus, IMT, Oshkosh S-Series and Frontline brands. Pierce and Maxi-Metal design and manufacture commercial and custom fire apparatus vehicles primarily for fire departments, airports and other governmental units. Oshkosh AeroTech and Oshkosh Airport Products design and manufacture aviation ground support products, gate equipment and aircraft rescue and firefighting vehicles and provide airport services to commercial airlines, airports, air-freight carriers, ground handling customers and militaries. McNeilus designs and manufactures refuse and recycling collection vehicles. IMT designs and manufactures field service vehicles and truck-mounted cranes for niche markets. Oshkosh S-Series designs and manufactures front-discharge concrete mixer vehicles. Frontline designs and manufactures simulators, command vehicles and other communication vehicles.

Transport: This segment consists of the Oshkosh Defense and Oshkosh Delivery brands. The segment designs and manufactures tactical wheeled vehicles and supplies parts and services for the U.S. military and for other militaries around the world and designs and manufactures delivery vehicles for the USPS. Sales to the U.S. Government accounted for 92%, 96% and 84% of the segment's sales in 2025, 2024 and 2023, respectively.

In accordance with FASB ASC Topic 280, Segment Reporting, for purposes of business segment performance measurement, the Company does not allocate to individual business segments costs or items that are of a non-operating nature or organizational or functional expenses of a corporate nature. The caption “Corporate and other” includes Pratt Miller, corporate office expenses, certain new product development costs, stock-based compensation and costs of certain business initiatives and shared services.

The accounting policies of the reportable segments are the same as those described in Note 2.

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net sales:
Access
Aerial work platforms	$2,193.9	$2,443.9	$2,461.6
Telehandlers	1,141.6	1,569.0	1,480.2
Other	1,158.9	1,151.8	1,048.2
Total Access	4,494.4	5,164.7	4,990.0

Vocational
Municipal fire apparatus	1,516.2	1,290.5	1,102.1
Airport products	975.3	862.5	376.7
Refuse and recycling vehicles	743.9	686.2	590.7
Other	491.5	471.1	508.6
Total Vocational	3,726.9	3,310.3	2,578.1

Transport
Defense	1,628.0	2,051.5	2,001.4
Delivery vehicles	468.7	103.7	—
Total Transport	2,096.7	2,155.2	2,001.4

Corporate and Other	104.3	100.0	88.4
Consolidated	$10,422.3	$10,730.2	$9,657.9

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$4,494.4	$3,726.9	$2,096.7	$10,318.0	$104.3	$10,422.3
Cost of sales (excluding R&D)	3,590.2	2,844.3	1,909.5	8,344.0	85.6	8,429.6
Research and development	84.6	56.7	6.5	147.8	25.9	173.7
Gross income	819.6	825.9	180.7	1,826.2	(7.2)	1,819.0
Employee compensation	157.7	129.7	52.6	340.0	150.3	490.3
Amortization of purchased intangibles	14.5	37.5	—	52.0	3.1	55.1
Intangible asset impairment	—	—	—	—	5.7	5.7
Other items(a)	145.4	111.6	50.3	307.3	21.1	328.4
Operating income	$502.0	$547.1	$77.8	$1,126.9	$(187.4)	939.5
Interest expense, net of interest income						(108.9)
Miscellaneous, net						11.4
Income before income taxes and losses of unconsolidated affiliates						$842.0
(a)
Includes software and information technology, outside services and consulting, travel, depreciation, lease expense, advertising and other miscellaneous SG&A expenses.

	Year Ended December 31, 2024
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$5,164.7	$3,310.3	$2,155.2	$10,630.2	$100.0	$10,730.2
Cost of sales (excluding R&D)	3,951.4	2,583.4	1,977.9	8,512.7	79.0	8,591.7
Research and development	84.5	47.3	18.2	150.0	19.1	169.1
Gross income	1,128.8	679.6	159.1	1,967.5	1.9	1,969.4
Employee compensation	161.3	128.6	54.4	344.3	166.7	511.0
Amortization of purchased intangibles	10.7	39.7	—	50.4	4.3	54.7
Intangible asset impairment	—	—	—	—	51.6	51.6
Other items(a)	151.4	114.2	53.3	318.9	22.5	341.4
Operating income(b)	$805.4	$397.1	$51.4	$1,253.9	$(243.2)	1,010.7
Interest expense, net of interest income						(111.9)
Miscellaneous, net						4.2
Income before income taxes and losses of unconsolidated affiliates						$903.0
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.
(b)
Access results include $4.2 million of amortization of inventory fair value step-up.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$4,990.0	$2,578.1	$2,001.4	$9,569.5	$88.4	$9,657.9
Cost of sales (excluding R&D)	3,885.7	2,107.2	1,790.7	7,783.6	59.9	7,843.5
Research and development	68.3	36.0	14.7	119.0	14.6	133.6
Gross income	1,036.0	434.9	196.0	1,666.9	13.9	1,680.8
Employee compensation	158.5	109.8	63.9	332.2	155.9	488.1
Amortization of purchased intangibles	8.6	18.8	—	27.4	5.4	32.8
Intangible asset impairment	—	—	—	—	—	—
Other items(a)	130.1	120.8	44.4	295.3	27.0	322.3
Operating income(b)	$738.8	$185.5	$87.7	$1,012.0	$(174.4)	837.6
Interest expense, net of interest income						(53.8)
Miscellaneous, net(c)						13.8
Income before income taxes and losses of unconsolidated affiliates						$797.6
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.
(b)
Vocational results include a loss of $13.3 million on the sale of the rear-discharge mixer business, acquisition costs of $12.9 million related to the acquisition of AeroTech, $7.1 million of amortization of inventory fair value step-up and restructuring costs of $3.0 million. Transport results include a gain of $8.0 million on the sale of the snow removal apparatus business.
(c)
Includes a gain of $4.7 million on the settlement of a claim with the Company's pension advisor.

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Access	$82.0	$66.3	$55.1
Vocational	82.4	83.1	52.2
Transport	34.4	25.6	29.5
Corporate and Other	25.3	25.1	23.1
Consolidated	$224.1	$200.1	$159.9
Capital expenditures(a):
Access	$126.4	$117.0	$112.3
Vocational	64.2	87.3	73.0
Transport	17.5	77.1	139.4
Corporate and Other	3.7	6.9	5.2
Consolidated	$211.8	$288.3	$329.9
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide long-lived asset by country in which the Company operates. Long-lived assets include property, plant and equipment, deferred contract costs and right-of-use assets.

	December 31, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Identifiable assets:
United States	$437.5	$397.0	$1,243.3	$124.9	$2,202.7
China	20.3	—	—	—	20.3
Italy	25.2	—	—	—	25.2
Mexico	27.1	0.4	—	—	27.5
Netherlands	25.2	—	—	—	25.2
Spain	24.5	0.8	—	—	25.3
Other	28.8	8.3	—	—	37.1
Total	$588.6	$406.5	$1,243.3	$124.9	$2,363.3

	December 31, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Identifiable assets:
United States	$394.8	$371.2	$1,280.4	$118.0	$2,164.4
China	25.3	—	—	—	25.3
Italy	21.7	—	—	—	21.7
Mexico	24.7	0.4	—	—	25.1
Netherlands	25.2	—	—	—	25.2
Spain	18.7	0.9	—	—	19.6
Other	29.1	5.9	0.1	—	35.1
Total	$539.5	$378.4	$1,280.5	$118.0	$2,316.4

Total assets by segment are not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Year Ended December 31, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$3,486.2	$3,413.8	$1,571.6	$91.7	$8,563.3
Other North America	191.4	172.6	—	1.9	365.9
Europe, Africa and Middle East	595.5	80.4	432.4	8.3	1,116.6
Rest of the World	221.3	60.1	92.7	2.4	376.5
Consolidated	$4,494.4	$3,726.9	$2,096.7	$104.3	$10,422.3

OSHKOSH CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$4,054.1	$2,959.3	$1,896.0	$92.2	$9,001.6
Other North America	251.1	215.9	—	1.6	468.6
Europe, Africa and Middle East	514.8	73.5	245.1	4.0	837.4
Rest of the World	344.7	61.6	14.1	2.2	422.6
Consolidated	$5,164.7	$3,310.3	$2,155.2	$100.0	$10,730.2

	Year Ended December 31, 2023
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$3,778.6	$2,306.9	$1,657.4	$87.3	$7,830.2
Other North America	189.7	195.7	0.1	1.1	386.6
Europe, Africa and Middle East	573.8	32.0	342.8	—	948.6
Rest of the World	447.9	43.5	1.1	—	492.5
Consolidated	$4,990.0	$2,578.1	$2,001.4	$88.4	$9,657.9

The Company derived a significant portion of its revenue from the U.S. Government, as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
DoD	$1,262.6	$1,862.2	$1,664.8
USPS	468.7	103.7	—
Foreign military sales	353.5	163.0	156.6
Total U.S. Government	$2,084.8	$2,128.9	$1,821.4

No other customer represented more than 10% of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this assessment, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1: Election of Directors,” “Governance of the Company — Audit Committee” and “Stock Ownership — Delinquent Section 16(a) Reports”, if applicable, in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Reference is also made to the information under the heading “Information about our Executive Officers” included under Part I of this report.

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

The Company has adopted a comprehensive insider trading policy governing the purchase, sale and other dispositions of its securities by the Company and its directors, officers, employees, and other designated individuals, which is reasonably designed to promote compliance with all applicable insider trading laws, rules and regulations and NYSE listing standards. A copy of this policy is incorporated by reference in Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information to be included under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Agreements,” “Additional Disclosures — CEO Pay Ratio” and “Director Compensation” contained in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included under the caption “Stock Ownership — Stock Ownership of Directors, Executive Officers and Other Large Shareholders” in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,011,149	$82.58	2,225,518
Equity compensation plans not approved by security holders	—	—	—
	1,011,149	$82.58	2,225,518
(1)
Represents stock awards (including shares and units), performance share awards and options to purchase shares of the Company’s Common Stock granted under the 2024 and 2017 Incentive Stock and Award Plans, which were approved by the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information to be included under the caption “Governance of the Company — Board of Directors Independence,” “Governance of the Company — Audit Committee,” “Governance of the Company — Governance Committee,” “Governance of the Company — Human Resources Committee” and “Governance of the Company — Policies and Procedures Regarding Related Person Transactions” in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be included under the caption “Proposal 2: Ratification of the Appointment of Independent Auditor for Year Ending December 31, 2025 — Audit and Non-Audit Fees” in the Company’s definitive proxy statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm included in the Annual Report to Shareholders for the year ended December 31, 2025, are contained in Item 8:

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

3.2

By-Laws of Oshkosh Corporation, as amended July 22, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).

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

4.7	Description of Registrants Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (File No. 1-31371)).

10.1

Oshkosh Corporation Executive Retirement Plan, amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-31371)).*

10.2

Form of Key Executive Employment and Severance Agreement between Oshkosh Corporation and each of Bryan K. Brandt, Ignacio A. Cortina, Matthew A. Field, Jayanthi Iyengar, Anupam Khare, Mahesh Narang, Steven C. Nordlund, Jackie L. Nystrom, Michael E. Pack, and John C. Pfeifer, (each of the persons identified has signed this form or a substantially similar form) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-31371)).*

10.3

Summary of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

10.4

Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-31371)).*

10.5

Oshkosh Corporation KEESA Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.6

Oshkosh Corporation Supplemental Retirement Plans Rabbi Trust Agreement, dated as of January 31, 2013, between Oshkosh Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-31371)).*

10.7

Oshkosh Corporation Defined Contribution Executive Retirement Plan, as amended and restated effective June 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-31371)).*

10.8

Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Attachment B to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on February 7, 2017 (File No. 1-31371)).*

10.9

Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2017 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.10

Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-31371)).*

10.11

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Options Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.12

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.13

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.14

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.15

Form of Oshkosh Corporation 2017 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (File No. 1-31371)).*

10.16

Framework for Awards of Performance Shares based on ESG/DEI under the Oshkosh Corporation 2017 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-31371)).*

10.17

Severance Agreement between Oshkosh Corporation and John P. Pfeifer dated April 2, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.18

Oshkosh Corporation Severance Policy (which currently applies to all of the Company’s executive officers other than Mr. Pfeifer as eligible) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.19

Oshkosh Corporation 2024 Incentive Stock and Awards Plan (incorporated by reference to Exhibit A to Oshkosh Corporation’s definitive proxy statement on Schedule 14A for the Oshkosh Corporation Annual Meeting of Shareholders held on May 7, 2024 (File No. 1-31371)).*

10.20

Framework for Awards of Performance Share based on Total Shareholder Return under the Oshkosh Corporation 2024 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

10.21

Framework for Awards of Performance Shares based on Return on Invested Capital under the Oshkosh Corporation 2024 Incentive Stock Awards Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

10.22

Form of Oshkosh Corporation 2024 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreements (Retirement Vesting) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

10.23

Form of Oshkosh Corporation 2024 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (International) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

10.24

Form of Oshkosh Corporation 2024 Incentive Stock and Awards Plan Restricted Stock Unit Award Agreement (Stock Settled on Vesting - General) (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 1-31371)).*

19

Oshkosh Corporation Insider Trading and Confidentiality Notice (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-31371)).

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2026.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2026.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350, dated February 17, 2026.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, dated February 17, 2026.

97	Oshkosh Corporation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-31371)).

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentations Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

February 17, 2026	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

February 17, 2026	By	/s/ John C. Pfeifer
John C. Pfeifer, President, Chief Executive Officer and Director (Principal Executive Officer)

February 17, 2026	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 17, 2026	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)

February 17, 2026	By	/s/ Keith J. Allman
Keith J. Allman, Chairman of Board

February 17, 2026	By	/s/ William J. Burns
William J. Burns, Director

February 17, 2026	By	/s/ Annette K. Clayton
Annette K. Clayton, Director

February 17, 2026	By	/s/ Douglas L. Davis
Douglas L. Davis, Director

February 17, 2026	By	/s/ Tyrone M. Jordan
Tyrone M. Jordan, Director

February 17, 2026	By	/s/ Kimberley Metcalf-Kupres
Kimberley Metcalf-Kupres, Director

February 17, 2026	By	/s/ Duncan J. Palmer
Duncan J. Palmer, Director

February 17, 2026	By	/s/ David G. Perkins
David G. Perkins, Director

February 17, 2026	By	/s/ Sandra E. Rowland
Sandra E. Rowland, Director