Form 10-Q
period 2026-03-31
OSHKOSH CORP
filed 2026-05-08
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, 62,351,309 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$2,317.8	$2,312.8
Cost of sales	2,005.9	1,912.9
Gross income	311.9	399.9

Operating expenses:
Selling, general and administrative	215.6	211.0
Amortization of purchased intangibles	14.3	13.5
Total operating expenses	229.9	224.5
Operating income	82.0	175.4

Other income (expense):
Interest expense	(29.8)	(27.0)
Interest income	4.5	2.0
Miscellaneous, net	(2.0)	0.5
Income before income taxes and losses of unconsolidated affiliates	54.7	150.9
Provision for income taxes	10.5	36.8
Income before losses of unconsolidated affiliates	44.2	114.1
Losses of unconsolidated affiliates	(1.1)	(1.9)
Net income	$43.1	$112.2

Earnings per share:
Basic	$0.69	$1.73
Diluted	0.68	1.72

Cash dividends declared per share on Common Stock	$0.57	$0.51

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$43.1	$112.2
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.1)	(1.1)
Currency translation adjustments	(10.9)	35.7
Change in fair value of derivative instruments	—	(0.1)
Total other comprehensive income (loss), net of tax	(12.0)	34.5
Comprehensive income	$31.1	$146.7

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$250.3	$479.8
Receivables, net	1,503.2	1,456.1
Unbilled receivables, net	698.2	702.7
Inventories	2,515.9	2,375.0
Income taxes receivable	49.8	52.4
Other current assets	89.0	102.5
Total current assets	5,106.4	5,168.5
Property, plant and equipment, net	1,248.8	1,271.2
Goodwill	1,442.7	1,448.1
Purchased intangible assets, net	718.9	734.8
Deferred income taxes	196.1	201.0
Deferred contract costs	813.4	825.5
Other non-current assets	434.8	423.3
Total assets	$9,961.1	$10,072.4

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$546.2	$0.6
Accounts payable	992.5	1,074.2
Customer advances	814.8	737.1
Payroll-related obligations	178.3	218.4
Income taxes payable	96.6	141.3
Other current liabilities	497.0	492.8
Total current liabilities	3,125.4	2,664.4
Long-term debt, less current maturities	600.6	1,100.3
Non-current customer advances	1,203.4	1,222.7
Deferred income taxes	24.5	25.7
Other non-current liabilities	540.9	528.8
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	853.3	866.3
Retained earnings	4,891.3	4,883.8
Accumulated other comprehensive income (loss)	(5.6)	6.4
Common Stock in treasury, at cost (12,595,098 and 12,511,995 shares, respectively)	(1,273.4)	(1,226.7)
Total shareholders’ equity	4,466.3	4,530.5
Total liabilities and shareholders’ equity	$9,961.1	$10,072.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2025	$0.7	$866.3	$4,883.8	$6.4	$(1,226.7)	$4,530.5
Net income	—	—	43.1	—	—	43.1
Pension and post-employment benefits, net of tax of $0.3	—	—	—	(1.1)	—	(1.1)
Currency translation adjustments	—	—	—	(10.9)	—	(10.9)
Derivative instruments, net of tax	—	—	—	—	—	—
Cash dividends ($0.57 per share)	—	—	(35.6)	—	—	(35.6)
Repurchases of Common Stock	—	—	—	—	(47.3)	(47.3)
Exercise of stock options	—	0.3	—	—	1.5	1.8
Stock-based compensation expense	—	9.7	—	—	—	9.7
Payment of stock-based restricted and performance shares	—	(20.5)	—	—	20.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(24.1)	(24.1)
Other	—	(2.5)	—	—	2.7	0.2
Balance at March 31, 2026	$0.7	$853.3	$4,891.3	$(5.6)	$(1,273.4)	$4,466.3

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	112.2	—	—	112.2
Pension and post-employment benefits, net of tax of $0.3	—	—	—	(1.1)	—	(1.1)
Currency translation adjustments	—	—	—	35.7	—	35.7
Derivative instruments, net of tax	—	—	—	(0.1)	—	(0.1)
Cash dividends ($0.51 per share)	—	—	(32.9)	—	—	(32.9)
Repurchases of Common Stock	—	—	—	—	(28.7)	(28.7)
Exercise of stock options	—	0.5	—	—	1.7	2.2
Stock-based compensation expense	—	8.2		—	—	8.2
Payment of stock-based restricted and performance shares	—	(17.5)	—	—	17.5	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.1)	(13.1)
Other	—	(0.6)	—	—	0.7	0.1
Balance at March 31, 2025	$0.7	$838.4	$4,446.5	$(68.7)	$(982.3)	$4,234.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$43.1	$112.2
Depreciation and amortization	60.6	53.6
Stock-based incentive compensation	9.7	8.2
Deferred income taxes	4.6	(12.1)
Other non-cash adjustments	4.8	3.5
Changes in operating assets and liabilities	(283.8)	(560.3)
Net cash used in operating activities	(161.0)	(394.9)

Investing activities:
Additions to property, plant and equipment	(28.1)	(40.3)
Additions to equipment held for rental	(1.5)	(4.4)
Proceeds from sale of equipment held for rental	29.6	0.4
Other investing activities	1.1	1.2
Net cash provided by (used in) investing activities	1.1	(43.1)

Financing activities:
Proceeds from revolving credit facilities	259.8	1,146.0
Repayments of revolving credit facilities	(214.0)	(1,130.0)
Proceeds from issuance of debt	—	500.0
Dividends paid	(35.6)	(32.9)
Repurchases of Common Stock	(47.3)	(28.7)
Other financing activities	(31.4)	(16.3)
Net cash provided by (used in) financing activities	(68.5)	438.1
Effect of exchange rate changes on cash and cash equivalents	(1.1)	5.3
Increase (decrease) in cash and cash equivalents	(229.5)	5.4
Cash and cash equivalents at beginning of period	479.8	204.9
Cash and cash equivalents at end of period	$250.3	$210.3

Supplemental disclosures:
Cash paid for interest	$15.2	$22.4
Cash paid for income taxes, net of refunds	47.8	10.2
Operating right-of-use assets obtained	22.7	1.4
Finance right-of-use assets obtained	11.7	15.1
Property, plant and equipment additions - noncash	9.2	18.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2025. The interim results are not necessarily indicative of results for any other interim period or for 2026. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three months ended March 31, 2026.

2. New Accounting Pronouncements

Standards not yet adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The Company will be required to adopt ASU 2024-03 for its Annual Report on Form 10-K for the year ended December 31, 2027. The ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants – Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement and presentation of government grants received by business entities. ASU 2025-10 requires that government grants be recognized when it is probable that the Company will comply with the conditions of the grant and that the grant will be received, and provides models for presenting grants related to assets or income. ASU 2025-10 also requires enhanced disclosures about the nature and terms of government grants and the financial statement line items affected. The Company will be required to adopt the accounting related to ASU 2025-10 in the first quarter of 2029 and the enhanced disclosure requirements for its Annual Report on Form 10-K for the year ending December 31, 2029. ASU 2025-10 may be applied prospectively, retrospectively or using a modified retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

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

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net sales	$1.8	$(7.6)
Operating income	(0.4)	(17.5)
Net income	(0.3)	(13.4)
Diluted earnings per share	$—	$(0.21)

The Transport segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products produced for its customers under long-term contracts. A deferred contract cost asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its deferred contract costs for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three months ended March 31, 2026 or 2025.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Engineering costs	$492.4	$497.8
Customer-owned tooling	269.7	274.3
Factory setup costs	51.3	52.2
Costs for anticipated contracts	—	1.2
Deferred contract costs	$813.4	$825.5

The Company estimates that deferred contract costs exceed future profits on existing orders by approximately $125 million at March 31, 2026.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$825.5	$842.6
Additions to deferred contract costs	4.2	4.3
Amortization of deferred contract costs	(16.3)	(2.7)
Balance at end of period	$813.4	$844.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended March 31, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$924.9	$629.1	$7.9	$9.7	$1,571.6
Over time	18.5	195.9	504.9	26.9	746.2
	$943.4	$825.0	$512.8	$36.6	$2,317.8

	Three Months Ended March 31, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$942.0	$632.6	$14.3	$5.6	$1,594.5
Over time	15.1	234.2	448.7	20.3	718.3
	$957.1	$866.8	$463.0	$25.9	$2,312.8

See Note 19 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). Unbilled receivables are classified as current assets and include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of the Company's contracts. The Company reduces contract assets when the Company has an unconditional right to payment. The Company establishes allowances for expected credit losses associated with contract assets. The Company did not record any losses on unbilled receivables in the three months ended March 31, 2026 or 2025.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Transport segment which typically allow for billing upon acceptance of the finished goods, payments received from customers in advance of performance, payments for rights to purchase future goods and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 8 for additional information on the Company’s receivables balances.

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at the time Pierce receives the advance. Interest on customer advances is recorded in “Interest expense” and was $15.7 million and $11.0 million for the three months ended March 31, 2026 and 2025.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are determined on a net basis for each contract.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract liabilities consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Customer advances	$814.8	$737.1
Other current liabilities	126.4	134.6
Non-current customer advances	1,203.4	1,222.7
Other non-current liabilities	85.9	85.1
Total contract liabilities	$2,230.5	$2,179.5

Revenue recognized during the period from beginning of the year contract liabilities was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning liabilities recognized in revenue	$177.8	$198.2

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

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$110.4	$96.0
Deferred revenue for new service warranties	12.4	10.3
Amortization of service warranty revenue	(9.4)	(9.8)
Foreign currency translation	(0.2)	0.5
Balance at end of period	$113.2	$97.0

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Other current liabilities	$40.2	$39.3
Other non-current liabilities	73.0	71.1
	$113.2	$110.4

Remaining Performance Obligations

As of March 31, 2026, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.2 billion, of which $3.7 billion is expected to be satisfied and recognized in revenue in the remaining nine months of 2026, $5.3 billion is expected to be satisfied and recognized in revenue in 2027 and $3.2 billion is expected to be satisfied and recognized in revenue beyond 2027.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At March 31, 2026, the Company had reserved 2,908,859 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $10.6 million ($9.1 million net of tax) and $8.4 million ($7.5 million net of tax) for the three months ended March 31, 2026 and 2025, respectively.

5. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Components of net periodic pension benefit income
Service cost	$1.2	$1.3
Interest cost	4.4	4.5
Expected return on plan assets	(5.6)	(5.4)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial gain	(1.4)	(1.4)
Expenses paid	0.3	0.1
Net periodic pension benefit income	$(0.7)	$(0.5)

Components of net periodic post-employment benefit cost
Service cost	$0.4	$0.4
Interest cost	0.7	0.6
Amortization of prior service credit	(0.4)	(0.4)
Net periodic post-employment benefit cost	$0.7	$0.6

The components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

6. Income Taxes

The Company recorded income tax expense of $10.5 million, or 19.2% of pre-tax income, for the three months ended March 31, 2026, compared to $36.8 million, or 24.4% of pre-tax income, for the three months ended March 31, 2025. Results for the three months ended March 31, 2026 were impacted by $3.0 million of net discrete tax benefits, including a $3.1 million benefit related to excess tax deductions on share-based compensation. Results for the three months ended March 31, 2025 were impacted by $1.4 million of net discrete tax expense, including $1.0 million of interest expense on uncertain tax positions.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $44.6 million and $45.5 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, net unrecognized tax benefits, excluding interest and penalties, of $34.8 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2026 and 2025, the Company recognized expense of $0.7 million and $1.0 million, respectively, related to interest and penalties on unrecognized tax benefits. At March 31, 2026, the Company had accruals for the payment of interest and penalties of $9.3 million.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the three months ended March 31, 2026 and 2025 of $35.3 million and $6.9 million, respectively.

7. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$43.1	$112.2

Weighted-average common shares outstanding:
Basic	62,824,046	64,796,278
Dilutive equity-based compensation awards	476,875	276,081
Diluted	63,300,921	65,072,359

Earnings per common share:
Basic	$0.69	$1.73
Diluted	0.68	1.72

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 227,246 and 354,560 for the three months ended March 31, 2026 and 2025, respectively.

8. Receivables

Receivables consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Trade receivables - U.S. government	$136.7	$127.7
Trade receivables - other	1,246.2	1,226.5
Finance receivables	40.9	42.3
Other receivables	121.5	103.4
Total receivables, gross	1,545.3	1,499.9
Less allowance for doubtful accounts	(5.0)	(5.1)
Total receivables, net	$1,540.3	$1,494.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Current receivables	$1,503.2	$1,456.1
Non-current receivables	37.1	38.7
Total receivables, net	$1,540.3	$1,494.8

Changes in the Company’s allowance for doubtful accounts were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Allowance at beginning of period	$5.1	$5.7
Provision for doubtful accounts, net of recoveries	0.2	0.2
Charge-off of accounts	(0.3)	(0.1)
Allowance at end of period	$5.0	$5.8

9. Inventories

Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$1,414.2	$1,457.2
Work in process	518.4	440.9
Finished products	583.3	476.9
Total inventories	$2,515.9	$2,375.0

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Land and land improvements	$111.7	$110.4
Buildings	622.7	612.6
Machinery and equipment	1,473.4	1,460.2
Software and related costs	204.9	251.4
Construction in progress	101.3	137.1
Property, plant and equipment, gross	2,514.0	2,571.7
Less accumulated depreciation	(1,265.2)	(1,300.5)
Property, plant and equipment, net	$1,248.8	$1,271.2

Depreciation expense was $39.7 million and $31.6 million for the three months ended March 31, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment (in millions):

	Access	Vocational	Total
Net goodwill at December 31, 2025	$1,054.4	$393.7	$1,448.1
Foreign currency translation	(5.3)	(0.1)	(5.4)
Net goodwill at March 31, 2026	$1,049.1	$393.6	$1,442.7

The following table presents details of the Company’s goodwill by segment (in millions):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,981.2	$(932.1)	$1,049.1	$1,986.5	$(932.1)	$1,054.4
Vocational	563.0	(169.4)	393.6	563.1	(169.4)	393.7
Corporate and other	44.4	(44.4)	—	44.4	(44.4)	—
	$2,588.6	$(1,145.9)	$1,442.7	$2,594.0	$(1,145.9)	$1,448.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

Details of the Company’s purchased intangible assets are as follows (in millions):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$834.8	$(646.5)	$188.3	$835.6	$(638.5)	$197.1
Trade names	119.6	(27.6)	92.0	120.3	(25.4)	94.9
Technology-related	168.1	(123.3)	44.8	168.9	(120.3)	48.6
Distribution network	55.3	(41.4)	13.9	55.3	(41.1)	14.2
Other	2.4	(1.3)	1.1	2.4	(1.2)	1.2
	1,180.2	(840.1)	340.1	1,182.5	(826.5)	356.0
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,559.0	$(840.1)	$718.9	$1,561.3	$(826.5)	$734.8

Amortization of purchased intangible assets was $14.3 million and $16.4 million (including $2.9 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense for purchased intangible assets for the remainder of the year and the subsequent five years is as follows (in millions):

Years:
2026 (remaining nine months)	$42.8
2027	57.1
2028	52.9
2029	46.9
2030	45.6
2031	32.7

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Debt

The Company was obligated under the following debt instruments (in millions):

	March 31, 2026	December 31, 2025
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	500.0
Other long-term debt	3.6	3.8
Total long-term debt	1,103.6	1,103.8
Current maturities of long-term debt	(500.4)	(0.6)
Debt issuance costs	(2.6)	(2.9)
Total long-term debt, less current maturities (net of debt issuance costs)	$600.6	$1,100.3

Revolving credit facilities	$45.8	$—
Current maturities of long-term debt	500.4	0.6
Total revolving credit facilities and current maturities of long-term debt	$546.2	$0.6

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.60 billion that matures in March 2031. At March 31, 2026, borrowings under the Revolving Credit Facility of $44.0 million and specified outstanding letters of credit of $18.5 million reduced available capacity under the Revolving Credit Facility to $1.54 billion.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.200% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.438% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At March 31, 2026, the applicable interest spread on the Revolving Credit Facility was 112.5 basis points, resulting in an interest rate of 4.88%.

In March 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (as amended, the “Term Loan”) that matures in March 2027. In March 2026, the Company executed a First Amendment to the Term Loan credit agreement to conform certain defined terms of the Term Loan to those contained in the Credit Agreement. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At March 31, 2026, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 4.58%.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of March 31, 2026.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At March 31, 2026, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $300 million ($303 million at December 31, 2025) and $283 million ($285 million at December 31, 2025), respectively. The carrying amount of the Revolving Credit Facility approximated fair value as of March 31, 2026. The carrying amount of the Term Loan approximated fair value as of March 31, 2026 and December 31, 2025. See Note 18 for the definition of a Level 2 input.

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

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$87.7	$72.8
Warranty provisions	17.6	15.4
Settlements made	(18.0)	(18.2)
Changes in liability for pre-existing warranties, net	3.0	2.8
Foreign currency translation	—	0.2
Balance at end of period	$90.3	$73.0

14. Guarantees

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Guarantees: The Company is party to multiple agreements whereby at March 31, 2026 the Company guaranteed an aggregate of $580.1 million in indebtedness of customers. At March 31, 2026, the Company estimated that its maximum loss exposure under these contracts was $100.7 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at March 31, 2026 the Company guaranteed to support an aggregate of $87.2 million of customer equipment value. At March 31, 2026, the Company estimated that its maximum loss exposure under these contracts was $10.0 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $11.9 million and $12.0 million at March 31, 2026 and December 31, 2025, respectively. The Company’s credit loss exposure (contingent) related to its guarantees was $4.6 million and $5.0 million at March 31, 2026 and December 31, 2025, respectively.

15. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At March 31, 2026 and December 31, 2025, the estimated net liabilities for product and general liability claims totaled $50.6 million and $53.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $3.50 billion and $3.38 billion at March 31, 2026 and December 31, 2025, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $29.2 million and $40.8 million at March 31, 2026 and December 31, 2025, respectively.

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

16. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended March 31,
	2026	2025
Outstanding at beginning of period	62,589,470	64,602,007
Repurchases of Common Stock	(303,592)	(287,552)
Exercise of stock options	23,145	25,484
Payment of stock-based restricted and performance shares	297,875	262,057
Shares tendered for taxes on stock-based compensation	(140,269)	(122,416)
Other	39,738	11,427
Outstanding at end of period	62,506,367	64,491,007

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of March 31, 2026, 7,642,277 shares of Common Stock remained under this authority.

17. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended March 31, 2026
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$66.4	$(59.8)	$(0.2)	$6.4
Other comprehensive income (loss) before reclassifications	—	(10.9)	(0.1)	(11.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)	—	0.1	(1.0)
Net other comprehensive income (loss)	(1.1)	(10.9)	—	(12.0)
Balance at end of period	$65.3	$(70.7)	$(0.2)	$(5.6)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Rabbi trust(a)	$10.0	$—	$—	$10.0
Investments in equity securities(b)	3.8	—	—	3.8
Foreign currency exchange derivatives(c)	—	0.6	—	0.6
Liabilities:
Foreign currency exchange derivatives(c)	$—	$1.5	$—	$1.5

December 31, 2025
Assets:
Rabbi trust(a)	$11.0	$—	$—	$11.0
Investments in equity securities(b)	7.0	—	—	7.0
Foreign currency exchange derivatives(c)	—	0.4	—	0.4
Liabilities:
Foreign currency exchange derivatives(c)	$—	$0.6	$—	$0.6
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net sales:
Access
Aerial work platforms	$431.0	$450.8
Telehandlers	208.2	244.5
Other	304.2	261.8
Total Access	943.4	957.1

Vocational
Municipal fire apparatus	331.5	329.8
Airport products	226.6	225.3
Refuse and recycling vehicles	153.7	205.5
Other	113.2	106.2
Total Vocational	825.0	866.8

Transport
Defense	296.2	412.7
Delivery vehicles	216.6	50.3
Total Transport	512.8	463.0

Corporate and Other	36.6	25.9
Consolidated	$2,317.8	$2,312.8

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2026
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$943.4	$825.0	$512.8	$2,281.2	$36.6	$2,317.8
Cost of sales (excluding R&D)	800.3	652.8	482.5	1,935.6	31.2	1,966.8
Research and development	23.3	9.3	3.3	35.9	3.2	39.1
Gross income	119.8	162.9	27.0	309.7	2.2	311.9
Employee compensation	43.3	35.1	14.2	92.6	39.2	131.8
Amortization of purchased intangibles	4.1	9.4	—	13.5	0.8	14.3
Other items(a)	37.7	33.7	8.6	80.0	3.8	83.8
Operating income	$34.7	$84.7	$4.2	$123.6	$(41.6)	82.0
Interest expense, net of interest income						(25.3)
Miscellaneous, net						(2.0)
Income before income taxes and losses of unconsolidated affiliates						$54.7
(a)
Includes software and information technology, outside services and consulting, travel, advertising, lease expense, depreciation and other miscellaneous SG&A expenses.

	Three Months Ended March 31, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$957.1	$866.8	$463.0	$2,286.9	$25.9	$2,312.8
Cost of sales (excluding R&D)	749.7	655.6	434.8	1,840.1	24.0	1,864.1
Research and development	21.3	18.2	2.5	42.0	6.8	48.8
Gross income	186.1	193.0	25.7	404.8	(4.9)	399.9
Employee compensation	41.0	34.3	12.9	88.2	34.3	122.5
Amortization of purchased intangibles	3.4	9.4	—	12.8	0.7	13.5
Other items(a)	38.6	31.5	12.2	82.3	6.2	88.5
Operating income	$103.1	$117.8	$0.6	$221.5	$(46.1)	175.4
Interest expense, net of interest income						(25.0)
Miscellaneous, net						0.5
Income before income taxes and losses of unconsolidated affiliates						$150.9
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization:
Access	$22.4	$18.7
Vocational	20.5	21.2
Transport	11.1	7.6
Corporate and Other	6.6	6.1
Consolidated	$60.6	$53.6
Capital expenditures(a):
Access	$10.4	$25.2
Vocational	15.0	13.5
Transport	3.1	5.2
Corporate and Other	1.1	0.8
Consolidated	$29.6	$44.7
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended March 31, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$707.2	$746.3	$430.9	$31.9	$1,916.3
Other North America	28.3	42.8	—	0.3	71.4
Europe, Africa and Middle East	163.8	21.9	42.2	0.4	228.3
Rest of the World	44.1	14.0	39.7	4.0	101.8
Consolidated	$943.4	$825.0	$512.8	$36.6	$2,317.8

	Three Months Ended March 31, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$703.0	$797.1	$304.9	$23.0	$1,828.0
Other North America	51.4	42.3	—	—	93.7
Europe, Africa and Middle East	144.6	16.1	138.2	2.8	301.7
Rest of the World	58.1	11.3	19.9	0.1	89.4
Consolidated	$957.1	$866.8	$463.0	$25.9	$2,312.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview,” are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction outlooks; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the Company's ability to predict the level and timing of orders and costs on the U.S. Postal Service contract; risks that trade wars and related tariffs could further reduce demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to achieve its projected material and manufacturing efficiency savings; the Company's ability to accurately predict future input costs associated with U.S. Department of Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the Company's ability to increase production rates in its municipal fire apparatus and delivery businesses; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms or a prolonged federal government shutdown; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, those described in the Company’s most recent Annual Report on Form 10-K and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated sales in the first quarter of 2026 of $2.32 billion were relatively flat compared to the first quarter of 2025 as improved pricing, favorable currency impacts and the impact of cumulative catch-up adjustments in the Transport segment were offset by lower sales volume. Consolidated operating income decreased to $82 million, or 3.5% of sales, compared to $175 million, or 7.6% of sales, in the first quarter of 2025. The decrease in consolidated operating income was primarily a result of unfavorable sales mix, higher manufacturing overhead costs and lower sales volume. The lower operating income led to earnings per share of $0.68 in the first quarter of 2026 compared to $1.72 in the first quarter of 2025. First quarter results fell short of the Company's expectations primarily as a result of lower sales in the Vocational segment and higher consolidated manufacturing costs. Municipal fire apparatus shipments were below the Company's expectations in the first quarter of 2026, primarily due to production throughput, compounded by weather- and travel-related disruptions.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) did not authorize the President to impose tariffs. In April 2026, U.S. Customs and Border Protection (CBP) implemented a process for claiming certain IEEPA tariff refunds. Based on the establishment of this refund process prior to the issuance of the Company's financial statements, the Company concluded that recovery of certain previously incurred IEEPA tariffs was probable under the loss recovery model. Accordingly, the Company recorded a receivable of $19.7 million as of March 31, 2026 for expected recoveries of certain IEEPA tariffs, of which $13.5 million was recognized in operating income in the first quarter of 2026.

In March 2026, the Company refinanced its revolving credit facility. The new five-year credit agreement for this facility has similar terms to the previous facility, with a capacity of $1.6 billion and a slightly lower interest rate.

The Company continued to repurchase shares of its Common Stock, repurchasing 303,592 shares during the first quarter of 2026 for approximately $47 million. Share repurchases during the previous twelve months benefited earnings per share during the first quarter of 2026 by $0.02 compared to the first quarter of 2025.

The Company continues to expect its 2026 earnings per share to be in the range of $10.90 on sales of approximately $11.0 billion. The earnings per share estimate includes after-tax charges of $0.60 per share related to amortization of intangible assets. Excluding amortization of intangible assets, the Company's 2026 adjusted earnings per share estimate is in the range of $11.50. The Company believes it is facing conditions that are more challenging and dynamic than it anticipated when it issued its 2026 guidance, and expects approximately 30 percent of its 2026 earnings in the first half of the year. The Company believes that the second half of 2026 will be stronger as a result of improved price-cost dynamics in the Access segment, higher fire apparatus and Next Generation Delivery Vehicle (NGDV) production, the expectation of an additional NGDV order and continued execution on new contracts with better pricing in the Transport segment.

The Company is not updating or reaffirming its 2026 expectations by segment, as the Company continues to manage its businesses in an evolving economic landscape. In the Access segment, the Company experienced promising order activity in the first quarter of 2026, which may result in a modestly greater contribution from the segment in 2026, whereas, in the Vocational segment, while growth and operating income margins are still expected to be robust, particularly for municipal fire apparatus, the Company's first quarter delivery shortfalls and delays in facility construction timing are likely to modestly reduce the contribution from the Vocational segment in 2026. The Company estimates that tariff impacts in 2026 will largely be in-line with its previous expectations, as the expected recovery of IEEPA tariffs is expected to be offset by other tariff impacts such as the expansion of Section 232 tariffs.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	First Quarter
	2026	2025	Change	% Change
Net sales	$2,317.8	$2,312.8	$5.0	0.2%
Cost of sales	2,005.9	1,912.9	93.0	4.9%
Gross income	$311.9	$399.9	$(88.0)	-22.0%
% of sales	13.5%	17.3%	-380 bps
Selling, general and administrative	$215.6	$211.0	$4.6	2.2%
Amortization of purchased intangibles	14.3	13.5	0.8	5.9%
Operating income	$82.0	$175.4	$(93.4)	-53.2%
% of sales	3.5%	7.6%	-410 bps

First Quarter 2026 Compared to 2025

Consolidated net sales increased primarily due to improved pricing ($36 million), favorable currency impacts ($18 million) and the impact of cumulative catch-up adjustments on contracts in the Transport segment ($10 million), offset by lower sales volume ($59 million).

The decrease in consolidated gross margin was primarily due to unfavorable sales mix (210 basis points), higher material costs (140 basis points) largely related to higher tariff costs and higher manufacturing overhead costs (140 basis points), offset in part by improved pricing (110 basis points).

The increase in selling, general and administrative expenses was primarily the result of higher employee compensation ($9 million), offset in part by a favorable resolution of a sales and use tax audit in Wisconsin ($3 million).

The decrease in consolidated operating income was primarily due to unfavorable sales mix ($47 million), higher material costs ($33 million) largely related to higher tariff costs, higher manufacturing overhead costs ($33 million) and the impact of lower gross margin associated with lower sales volume ($16 million), offset in part by improved pricing ($36 million).

The following table presents consolidated non-operating changes (in millions):

	First Quarter
	2026	2025	Change	% Change
Interest expense, net of interest income	$(25.3)	$(25.0)	$(0.3)	1.2%
Miscellaneous, net	(2.0)	0.5	(2.5)	-500.0%

Provision for income taxes	10.5	36.8	(26.3)	-71.5%
Effective tax rate	19.2%	24.4%

Losses of unconsolidated affiliates	$(1.1)	$(1.9)	$0.8	-42.1%

First Quarter 2026 Compared to 2025

Miscellaneous, net primarily relates to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first three months of 2026 included losses related to investments of $3 million and income related to the non-service portion of the Company's pension plans of $2 million.

The effective tax rate in the first quarter of 2026 included net discrete tax benefits of $3 million, largely related to excess tax deductions on share-based compensation. The effective tax rate in the first quarter of 2025 included net discrete tax expense of $1 million, largely related to interest on uncertain tax positions.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	First Quarter
	2026	2025	Change	% Change
Net sales	$943.4	$957.1	$(13.7)	-1.4%
Cost of sales	823.6	771.0	52.6	6.8%
Gross income	$119.8	$186.1	$(66.3)	-35.6%
% of sales	12.7%	19.4%	-670 bps
Selling, general and administrative	$81.0	$79.6	$1.4	1.8%
Amortization of purchased intangibles	4.1	3.4	0.7	20.6%
Operating income	$34.7	$103.1	$(68.4)	-66.3%
% of sales	3.7%	10.8%	-710 bps

First Quarter 2026 Compared to 2025

Access segment net sales decreased primarily due to lower sales volume ($34 million), offset in part by favorable currency ($18 million).

The decrease in gross margin in the Access segment was primarily due to adverse sales mix (270 basis points) and higher material costs (250 basis points) largely related to higher tariff costs.

The decrease in operating income in the Access segment was primarily due to adverse sales mix ($26 million), higher material costs ($23 million) largely related to higher tariff costs and the impact of lower gross margin associated with lower sales volume ($10 million).

Vocational

The following table presents the Vocational segment results (in millions):

	First Quarter
	2026	2025	Change	% Change
Net sales	$825.0	$866.8	$(41.8)	-4.8%
Cost of sales	662.1	673.8	(11.7)	-1.7%
Gross income	$162.9	$193.0	$(30.1)	-15.6%
% of sales	19.7%	22.3%	-260 bps
Selling, general and administrative	$68.8	$65.8	$3.0	4.6%
Amortization of purchased intangibles	9.4	9.4	—	0.0%
Operating income	$84.7	$117.8	$(33.1)	-28.1%
% of sales	10.3%	13.6%	-330 bps

First Quarter 2026 Compared to 2025

Vocational segment net sales decreased due to lower sales volume ($73 million), offset in part by improved pricing ($30 million). Refuse and recycling vehicle sales volume decreased $55 million due to soft market conditions and municipal fire apparatus sales volume decreased $25 million due to the timing of deliveries, which were impacted by weather- and travel-related disruptions.

The decrease in gross margin in the Vocational segment was primarily attributable to higher manufacturing overhead costs (280 basis points), adverse sales mix (120 basis points) and higher material costs (110 basis points), offset in part by improved pricing (260 basis points).

The decrease in operating income in the Vocational segment was largely a result of the impact of lower gross margin associated with lower sales volume ($22 million), higher manufacturing overhead costs ($22 million), adverse sales mix ($10 million) and higher material costs ($9 million), offset in part by improved pricing ($30 million).

Transport

The following table presents the Transport segment results (in millions):

	First Quarter
	2026	2025	Change	% Change
Net sales	$512.8	$463.0	$49.8	10.8%
Cost of sales	485.8	437.3	48.5	11.1%
Gross income	$27.0	$25.7	$1.3	5.1%
% of sales	5.3%	5.6%	-30 bps
Selling, general and administrative	$22.8	$25.1	$(2.3)	-9.2%
Operating income	$4.2	$0.6	$3.6	600.0%
% of sales	0.8%	0.1%	70 bps

First Quarter 2026 Compared to 2025

Transport segment net sales increased due to higher NGDV sales volume ($163 million) and the impact of cumulative catch-up adjustments ($10 million), offset in part by lower Joint Light Tactical Vehicle sales volume to the Department of Defense ($81 million), lower Family of Heavy Tactical Vehicles sales volume ($24 million) and lower aftermarket sales volume ($22 million).

The decrease in gross margin in the Transport segment was primarily due to higher manufacturing overhead costs (160 basis points), adverse sales mix (130 basis points) and higher material costs (30 basis points) largely related to higher tariff costs, offset in part by lower unfavorable cumulative catch-up adjustments (310 basis points).

The increase in operating income in the Transport segment was primarily due to lower unfavorable cumulative catch-up adjustments ($16 million) and the impact of higher gross margin associated with higher sales volume ($5 million), offset in part by higher manufacturing overhead costs ($9 million) and adverse sales mix ($6 million).

Corporate and other

The following table presents corporate and other results (in millions):

	First Quarter
	2026	2025	Change	% Change
Net sales	$36.6	$25.9	$10.7	41.3%
Cost of sales	34.4	30.8	3.6	11.7%
Gross income	2.2	(4.9)	7.1	-144.9%
Selling, general and administrative	43.0	40.5	2.5	6.2%
Amortization of purchased intangibles	0.8	0.7	0.1	14.3%
Operating loss	$(41.6)	$(46.1)	$4.5	-9.8%

First Quarter 2026 Compared to 2025

Net operating costs for corporate and other decreased primarily due to improved operating results at the Company's Pratt Miller business unit ($5 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at March 31, 2026, including $250.3 million of cash and cash equivalents and $1.54 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of March 31, 2026 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable overall capital resources and liquidity position that the Company believes is adequate to meet its projected needs.

Financial Condition

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$250.3	$479.8
Total debt	1,146.8	1,100.9
Total shareholders’ equity	4,466.3	4,530.5
Total capitalization (debt plus equity)	5,613.1	5,631.4
Debt to total capitalization	20.4%	19.5%

The Company’s ratio of debt to total capitalization of 20.4% at March 31, 2026 remained within its targeted range.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At March 31, 2026, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 43 days at December 31, 2025 to 53 days at March 31, 2026. Days sales outstanding for segments other than the Transport segment increased from 51 days at December 31, 2025 to 60 days at March 31, 2026 primarily due to extended payment terms in the Access segment on sales during the fourth quarter of 2025. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) decreased from 3.6 times at December 31, 2025 to 3.2 times at March 31, 2026 due to increases in inventory levels in the Access and Vocational segments. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) decreased from 65 days at December 31, 2025 to 64 days at March 31, 2026.

Cash Flows

Operating Cash Flows

Operating activities used cash of $161.0 million in the first three months of 2026 compared to $394.9 million during the first three months of 2025. The improvement in cash used for operating activities reflected more disciplined working capital management as the Company built inventory for the summer season, as well as higher customer advances. The Company continues to expect cash flow from operations to be between $750 million and $850 million in 2026.

Investing Cash Flows

Investing activities provided cash of $1.1 million in the first three months of 2026 compared to using $43.1 million of cash during the first three months of 2025. Through the first three months of 2026, the Company used $28.1 million for capital expenditures, a decrease of $12.2 million compared to the first three months of 2025. The Company continues to expect that it will invest $200 million on capital expenditures in 2026.

Financing Cash Flows

Financing activities used cash of $68.5 million in the first three months of 2026 compared to providing $438.1 million of cash during the first three months of 2025 primarily due to lower net borrowings. In March 2025, to provide additional liquidity, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan, which matures in March 2027. In the first three months of 2026, the Company repurchased 303,592 shares of its Common Stock at an aggregate cost of $47.3 million. As of March 31, 2026, the Company had approximately 7.6 million shares of Common Stock remaining under its repurchase authorization. In the first three months of 2025, the Company repurchased 287,552 shares of its Common Stock at an aggregate cost of $28.7 million.

Liquidity

Credit Agreements

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.60 billion that matures in March 2031. At March 31, 2026, borrowings under the Revolving Credit Facility of $44.0 million and specified outstanding letters of credit of $18.5 million reduced available capacity under the Revolving Credit Facility to $1.54 billion.

Under the Credit Agreement, the Company is obligated to pay (i) an unused commitment fee ranging from 0.080% to 0.200% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement and (ii) a fee ranging from 0.438% to 1.500% per annum of the maximum amount available to be drawn for each letter of credit issued and outstanding under the Credit Agreement.

In March 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (as amended, the “Term Loan”) that matures in March 2027. In March 2026, the Company executed a First Amendment to the Term Loan credit agreement to conform certain defined terms of the Term Loan to those contained in the Credit Agreement.

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of March 31, 2026 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

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

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of March 31, 2026.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2025 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 22% of the Company’s net sales in the first three months of 2026. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at March 31, 2026 decreased 0.5% to $14.54 billion compared to $14.62 billion at March 31, 2025. Access segment backlog increased 1.9% to $1.84 billion at March 31, 2026 compared to $1.80 billion at March 31, 2025. Vocational segment backlog increased 4.5% to $6.63 billion at March 31, 2026 compared to $6.34 billion at March 31, 2025 due to higher pricing on future deliveries. Unit backlog for municipal fire apparatus as of March 31, 2026 was unchanged compared to March 31, 2025. Unit backlog for refuse and recycling collection vehicles as of March 31, 2026 was down 43.9% compared to March 31, 2025 as the Company believes customers have been cautious in the uncertain macroeconomic environment. Transport segment backlog decreased 6.9% to $5.96 billion at March 31, 2026 compared to $6.40 billion at March 31, 2025, primarily reflecting NGDV production.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 56% of the Company’s March 31, 2026 backlog is not expected to be filled in 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, which have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	64,025	$146.67	64,025	7,881,844
February 1 - February 28	89,009	169.01	89,009	7,792,835
March 1 - March 31	150,558	150.83	150,558	7,642,277
Total	303,592		303,592

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At March 31, 2026, the Company had repurchased 4,357,723 shares under this authorization. As a result, the Company had 7,642,277 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 3, 2026, Duncan J. Palmer, a member of the Company's Board of Directors (the "Board"), adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement is scheduled to expire on May 29, 2026, and provides for a one-time market sale of 45.5% of the shares of the Company's common stock that Mr. Palmer expected the Company to grant to him at the meeting of the Board in May. On May 5, 2026, he received 1,110 shares, with the sale proceeds to be used to satisfy Mr. Palmer's estimated income tax obligations associated with the receipt of the shares. The aggregate number of shares that may be sold under the arrangement, which was determined at the time of grant, is 505 shares.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Fourth Amended and Restated Credit Agreement, dated as of March 16, 2026, among Oshkosh Corporation, the various lenders and issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 16, 2026 (File No. 1-31371).

4.2

First Amendment to Credit Agreement, dated as of March 16, 2026, among Oshkosh Corporation, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 16, 2026 (File No. 1-31371).

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 8, 2026.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated May 8, 2026.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated May 8, 2026.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated May 8, 2026.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

May 8, 2026	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2026	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2026	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)