Form 10-Q
period 2026-06-30
OSHKOSH CORP
filed 2026-07-28
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 21, 2026, 61,739,749 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$2,915.1	$2,732.1	$5,232.9	$5,044.9
Cost of sales	2,434.8	2,207.6	4,440.7	4,120.5
Gross income	480.3	524.5	792.2	924.4

Operating expenses:
Selling, general and administrative	222.7	213.3	438.3	424.3
Amortization of purchased intangibles	14.4	13.8	28.7	27.3
Intangible asset impairment	—	5.7	—	5.7
Total operating expenses	237.1	232.8	467.0	457.3
Operating income	243.2	291.7	325.2	467.1

Other income (expense):
Interest expense	(30.7)	(30.1)	(60.5)	(57.1)
Interest income	3.5	2.0	8.0	4.0
Miscellaneous, net	3.7	7.3	1.7	7.8
Income before income taxes and earnings (losses) of unconsolidated affiliates	219.7	270.9	274.4	421.8
Provision for income taxes	37.2	65.2	47.7	102.0
Income before earnings (losses) of unconsolidated affiliates	182.5	205.7	226.7	319.8
Equity in earnings (losses) of unconsolidated affiliates	0.7	(0.9)	(0.4)	(2.8)
Net income	$183.2	$204.8	$226.3	$317.0

Earnings per share:
Basic	$2.93	$3.17	$3.61	$4.90
Diluted	2.92	3.16	3.59	4.88

Cash dividends declared per share on Common Stock	$0.57	$0.51	$1.14	$1.02

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$183.2	$204.8	$226.3	$317.0
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.0)	(1.0)	(2.1)	(2.1)
Currency translation adjustments	(6.4)	77.4	(17.3)	113.1
Change in fair value of derivative instruments	0.2	(0.3)	0.2	(0.4)
Total other comprehensive income (loss), net of tax	(7.2)	76.1	(19.2)	110.6
Comprehensive income	$176.0	$280.9	$207.1	$427.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$403.6	$479.8
Receivables, net	1,646.1	1,456.1
Unbilled receivables, net	729.5	702.7
Inventories	2,308.5	2,375.0
Income taxes receivable	50.2	52.4
Other current assets	98.5	102.5
Total current assets	5,236.4	5,168.5
Property, plant and equipment, net	1,247.8	1,271.2
Goodwill	1,438.7	1,448.1
Purchased intangible assets, net	703.6	734.8
Deferred income taxes	184.7	201.0
Deferred contract costs	796.9	825.5
Other non-current assets	443.4	423.3
Total assets	$10,051.5	$10,072.4

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$502.2	$0.6
Accounts payable	1,009.5	1,074.2
Customer advances	763.8	737.1
Payroll-related obligations	194.4	218.4
Income taxes payable	61.3	141.3
Other current liabilities	516.1	492.8
Total current liabilities	3,047.3	2,664.4
Long-term debt, less current maturities	600.6	1,100.3
Non-current customer advances	1,299.4	1,222.7
Deferred income taxes	23.5	25.7
Other non-current liabilities	553.4	528.8
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	865.0	866.3
Retained earnings	5,039.1	4,883.8
Accumulated other comprehensive income (loss)	(12.8)	6.4
Common Stock in treasury, at cost (13,258,972 and 12,511,995 shares, respectively)	(1,364.7)	(1,226.7)
Total shareholders’ equity	4,527.3	4,530.5
Total liabilities and shareholders’ equity	$10,051.5	$10,072.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2026	$0.7	$853.3	$4,891.3	$(5.6)	$(1,273.4)	$4,466.3
Net income	—	—	183.2	—	—	183.2
Pension and post-employment benefits, net of tax of $0.3	—	—	—	(1.0)	—	(1.0)
Currency translation adjustments	—	—	—	(6.4)	—	(6.4)
Derivative instruments, net of tax	—	—	—	0.2	—	0.2
Cash dividends ($0.57 per share)	—	—	(35.4)	—	—	(35.4)
Repurchases of Common Stock	—	—	—	—	(91.6)	(91.6)
Exercise of stock options	—	—	—	—	0.2	0.2
Stock-based compensation expense	—	11.7	—	—	—	11.7
Payment of stock-based restricted and performance shares	—	(0.1)	—	—	0.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	—	—
Other	—	0.1	—	—	—	0.1
Balance at June 30, 2026	$0.7	$865.0	$5,039.1	$(12.8)	$(1,364.7)	$4,527.3

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at March 31, 2025	$0.7	$838.4	$4,446.5	$(68.7)	$(982.3)	$4,234.6
Net income	—	—	204.8	—	—	204.8
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.0)	—	(1.0)
Currency translation adjustments	—	—	—	77.4	—	77.4
Derivative instruments, net of tax	—	—	—	(0.3)	—	(0.3)
Cash dividends ($0.51 per share)	—	—	(32.8)	—	—	(32.8)
Repurchases of Common Stock	—	—	—	—	(40.0)	(40.0)
Exercise of stock options	—	0.2	—	—	0.7	0.9
Stock-based compensation expense	—	10.9		—	—	10.9
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2025	$0.7	$866.3	$4,883.8	$6.4	$(1,226.7)	$4,530.5
Net income	—	—	226.3	—	—	226.3
Pension and post-employment benefits, net of tax of $0.6	—	—	—	(2.1)	—	(2.1)
Currency translation adjustments	—	—	—	(17.3)	—	(17.3)
Derivative instruments, net of tax	—	—	—	0.2	—	0.2
Cash dividends ($1.14 per share)	—	—	(71.0)	—	—	(71.0)
Repurchases of Common Stock	—	—	—	—	(138.9)	(138.9)
Exercise of stock options	—	0.3	—	—	1.7	2.0
Stock-based compensation expense	—	21.4	—	—	—	21.4
Payment of stock-based restricted and performance shares	—	(20.6)	—	—	20.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(24.1)	(24.1)
Other	—	(2.4)	—	—	2.7	0.3
Balance at June 30, 2026	$0.7	$865.0	$5,039.1	$(12.8)	$(1,364.7)	$4,527.3

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	317.0	—	—	317.0
Pension and post-employment benefits, net of tax of $0.7	—	—	—	(2.1)	—	(2.1)
Currency translation adjustments	—	—	—	113.1	—	113.1
Derivative instruments, net of tax	—	—	—	(0.4)	—	(0.4)
Cash dividends ($1.02 per share)	—	—	(65.7)	—	—	(65.7)
Repurchases of Common Stock	—	—	—	—	(68.7)	(68.7)
Exercise of stock options	—	0.7	—	—	2.4	3.1
Stock-based compensation expense	—	19.1	—	—	—	19.1
Payment of stock-based restricted and performance shares	—	(17.8)	—	—	17.8	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.2)	(13.2)
Other	—	(0.6)	—	—	0.7	0.1
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$226.3	$317.0
Depreciation and amortization	122.8	109.5
Intangible asset impairment	—	5.7
Stock-based incentive compensation	21.4	19.1
Deferred income taxes	15.6	(28.2)
Other non-cash adjustments	1.6	(0.4)
Changes in operating assets and liabilities	(174.4)	(728.4)
Net cash provided by (used in) operating activities	213.3	(305.7)

Investing activities:
Additions to property, plant and equipment	(54.8)	(80.9)
Additions to equipment held for rental	(11.2)	(18.1)
Proceeds from sale of equipment held for rental	22.9	1.7
Other investing activities	1.0	(1.8)
Net cash used in investing activities	(42.1)	(99.1)

Financing activities:
Proceeds from revolving credit facilities	454.8	2,338.0
Repayments of revolving credit facilities	(453.0)	(2,301.0)
Proceeds from issuance of debt	—	500.0
Dividends paid	(71.0)	(65.7)
Repurchases of Common Stock	(138.9)	(68.7)
Other financing activities	(37.5)	(23.2)
Net cash provided by (used in) financing activities	(245.6)	379.4
Effect of exchange rate changes on cash and cash equivalents	(1.8)	12.2
Decrease in cash and cash equivalents	(76.2)	(13.2)
Cash and cash equivalents at beginning of period	479.8	204.9
Cash and cash equivalents at end of period	$403.6	$191.7

Supplemental disclosures:
Cash paid for interest	$44.6	$51.0
Cash paid for income taxes, net of refunds	124.9	147.9
Operating right-of-use assets obtained	46.8	24.4
Finance right-of-use assets obtained	17.9	39.6
Property, plant and equipment additions - noncash	14.8	11.7

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2025. The interim results are not necessarily indicative of results for any other interim period or for 2026. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and six months ended June 30, 2026.

2. New Accounting Pronouncements

Standards not yet adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The Company will be required to adopt ASU 2024-03 for its Annual Report on Form 10-K for the year ended December 31, 2027. The ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants – Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement and presentation of government grants received by business entities. ASU 2025-10 requires that government grants be recognized when it is probable that the Company will comply with the conditions of the grant and that the grant will be received, and provides models for presenting grants related to assets or income. ASU 2025-10 also requires enhanced disclosures about the nature and terms of government grants and the financial statement line items affected. The Company will be required to adopt ASU 2025-10 in the first quarter of 2029 and the enhanced disclosure requirements for its Annual Report on Form 10-K for the year ending December 31, 2029. ASU 2025-10 may be applied prospectively, retrospectively or using a modified retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

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

Net contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$(3.8)	$0.7	$(3.5)	$(8.0)
Operating income	(4.4)	(2.3)	(6.5)	(21.0)
Net income	(3.4)	(1.8)	(5.0)	(16.0)
Diluted earnings per share	$(0.05)	$(0.03)	$(0.08)	$(0.25)

The Transport segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products manufactured for its customers under long-term contracts. A deferred contract cost asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its deferred contract costs for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer-owned tooling costs in the three and six months ended June 30, 2026 or 2025.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Engineering costs	$482.7	$497.8
Customer-owned tooling	264.1	274.3
Factory setup costs	50.1	52.2
Costs for anticipated contracts	—	1.2
Deferred contract costs	$796.9	$825.5

The Company estimates that deferred contract costs exceed future profits on existing orders by approximately $75 million at June 30, 2026.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$813.4	$844.2	$825.5	$842.6
Additions to deferred contract costs	2.9	3.7	7.1	8.0
Amortization of deferred contract costs	(19.4)	(6.9)	(35.7)	(9.6)
Balance at end of period	$796.9	$841.0	$796.9	$841.0

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended June 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,353.7	$755.4	$33.6	$8.9	$2,151.6
Over time	20.1	211.4	502.5	29.5	763.5
	$1,373.8	$966.8	$536.1	$38.4	$2,915.1

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,236.2	$725.9	$9.1	$4.5	$1,975.7
Over time	19.8	243.8	470.0	22.8	756.4
	$1,256.0	$969.7	$479.1	$27.3	$2,732.1

	Six Months Ended June 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$2,278.6	$1,384.5	$41.5	$18.6	$3,723.2
Over time	38.6	407.3	1,007.4	56.4	1,509.7
	$2,317.2	$1,791.8	$1,048.9	$75.0	$5,232.9

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$2,178.2	$1,358.5	$23.4	$10.1	$3,570.2
Over time	34.9	478.0	918.7	43.1	1,474.7
	$2,213.1	$1,836.5	$942.1	$53.2	$5,044.9

See Note 19 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). Unbilled receivables are classified as current assets and include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of the Company's contracts. The Company reduces contract assets when the Company has an unconditional right to payment. The Company establishes allowances for expected credit losses associated with contract assets. The Company did not record any losses on unbilled receivables in the three and six months ended June 30, 2026 or 2025.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long-term contracts in the Transport segment which typically allow for billing upon the acceptance of finished goods, payments received from customers in advance of performance, payments for rights to purchase future goods and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 8 for additional information on the Company’s receivables balances.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at the time Pierce receives the advance. Interest on customer advances is recorded in “Interest expense” and was $16.3 million and $12.3 million for the three months ended June 30, 2026 and 2025, respectively, and $32.0 million and $23.3 million for the six months ended June 30, 2026 and 2025, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are presented on a net basis for each contract.

Contract liabilities consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Customer advances	$763.8	$737.1
Other current liabilities	134.1	134.6
Non-current customer advances	1,299.4	1,222.7
Other non-current liabilities	91.3	85.1
Total contract liabilities	$2,288.6	$2,179.5

Revenue recognized during the period from beginning of the year contract liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning liabilities recognized in revenue	$177.1	$162.7	$354.9	$360.9

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

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$110.4	$96.0
Deferred revenue for new service warranties	29.1	25.1
Amortization of service warranty revenue	(18.5)	(19.5)
Foreign currency translation	(0.2)	1.3
Balance at end of period	$120.8	$102.9

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Other current liabilities	$42.3	$39.3
Other non-current liabilities	78.5	71.1
	$120.8	$110.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of June 30, 2026, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $12.3 billion, of which $2.5 billion is expected to be satisfied and recognized in revenue in the remaining six months of 2026, $5.8 billion is expected to be satisfied and recognized in revenue in 2027 and $4.0 billion is expected to be satisfied and recognized in revenue beyond 2027.

4. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At June 30, 2026, the Company had reserved 2,896,484 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $12.0 million ($10.3 million net of tax) and $11.4 million ($9.8 million net of tax) for the three months ended June 30, 2026 and 2025, respectively, and $22.6 million ($19.4 million net of tax) and $19.8 million ($17.3 million net of tax) for the six months ended June 30, 2026 and 2025, respectively.

5. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic pension benefit income
Service cost	$1.1	$1.2	$2.3	$2.5
Interest cost	4.5	4.4	8.9	8.9
Expected return on plan assets	(5.6)	(5.4)	(11.2)	(10.8)
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of net actuarial gain	(1.5)	(1.4)	(2.9)	(2.8)
Expenses paid	0.3	0.2	0.6	0.3
Net periodic pension benefit income	$(0.8)	$(0.6)	$(1.5)	$(1.1)

Components of net periodic post-employment benefit cost
Service cost	$0.3	$0.3	$0.7	$0.7
Interest cost	0.6	0.7	1.3	1.3
Amortization of prior service credit	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of net actuarial (gain) loss	0.1	(0.1)	0.1	(0.1)
Net periodic post-employment benefit cost	$0.7	$0.6	$1.4	$1.2

The components of net periodic benefit cost other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Income Taxes

The Company recorded income tax expense of $37.2 million, or 16.9% of pre-tax income, for the three months ended June 30, 2026, compared to $65.2 million, or 24.1% of pre-tax income, for the three months ended June 30, 2025. Results for the three months ended June 30, 2026 were impacted by $15.7 million of net discrete tax benefits, including a $16.7 million benefit related to the expiration of the statute of limitations with respect to uncertain tax position reserves for certain anti-hybrid tax legislation. Results for the three months ended June 30, 2025 were impacted by $0.1 million of net discrete tax benefits.

The Company recorded income tax expense of $47.7 million, or 17.4% of pre-tax income, for the six months ended June 30, 2026, compared to $102.0 million, or 24.2% of pre-tax income, for the six months ended June 30, 2025. Results for the six months ended June 30, 2026 were impacted by $18.6 million of net discrete tax benefits, including the $16.7 million benefit from the anti-hybrid tax matter. Results for the six months ended June 30, 2025 were impacted by $1.4 million of net discrete tax expense.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $32.9 million and $45.5 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, net unrecognized tax benefits, excluding interest and penalties, of $22.0 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2026 and 2025, the Company recognized income of $1.2 million and expense of $1.9 million, respectively, related to interest and penalties on unrecognized tax benefits. At June 30, 2026, the Company had accruals for the payment of interest and penalties of $7.4 million.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the six months ended June 30, 2026 and 2025 of $35.3 million and $7.0 million, respectively.

7. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$183.2	$204.8	$226.3	$317.0

Weighted-average common shares outstanding:
Basic	62,437,531	64,532,356	62,629,685	64,663,506
Dilutive equity-based compensation awards	308,594	242,484	392,735	259,283
Diluted	62,746,125	64,774,840	63,022,420	64,922,789

Earnings per common share:
Basic	$2.93	$3.17	$3.61	$4.90
Diluted	2.92	3.16	3.59	4.88

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 198,021 and 30,965 for the three months ended June 30, 2026 and 2025, respectively, and 212,634 and 192,763 for the six months ended June 30, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Receivables

Receivables consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Trade receivables - U.S. government	$117.9	$127.7
Trade receivables - other	1,426.0	1,226.5
Finance receivables	38.4	42.3
Other receivables	104.0	103.4
Total receivables, gross	1,686.3	1,499.9
Less allowance for doubtful accounts	(6.5)	(5.1)
Total receivables, net	$1,679.8	$1,494.8

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Current receivables	$1,646.1	$1,456.1
Non-current receivables	33.7	38.7
Total receivables, net	$1,679.8	$1,494.8

9. Inventories

Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$1,326.0	$1,457.2
Work in process	530.0	440.9
Finished products	452.5	476.9
Total inventories	$2,308.5	$2,375.0

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Land and land improvements	$112.2	$110.4
Buildings	626.9	612.6
Machinery and equipment	1,503.8	1,460.2
Software and related costs	207.1	251.4
Construction in progress	101.8	137.1
Property, plant and equipment, gross	2,551.8	2,571.7
Less accumulated depreciation	(1,304.0)	(1,300.5)
Property, plant and equipment, net	$1,247.8	$1,271.2

Depreciation expense was $40.6 million and $34.2 million for the three months ended June 30, 2026 and 2025, respectively, and $80.3 million and $65.8 million for the six months ended June 30, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment (in millions):

	Access	Vocational	Total
Net goodwill at December 31, 2025	$1,054.4	$393.7	$1,448.1
Foreign currency translation	(9.2)	(0.2)	(9.4)
Net goodwill at June 30, 2026	$1,045.2	$393.5	$1,438.7

The following table presents details of the Company’s goodwill by segment (in millions):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,977.3	$(932.1)	$1,045.2	$1,986.5	$(932.1)	$1,054.4
Vocational	562.9	(169.4)	393.5	563.1	(169.4)	393.7
Corporate and other	44.4	(44.4)	—	44.4	(44.4)	—
	$2,584.6	$(1,145.9)	$1,438.7	$2,594.0	$(1,145.9)	$1,448.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

The Company recorded a goodwill impairment charge of $5.7 million for Pratt Miller in the three months ended June 30, 2025. Impairment charges are recorded within "Intangible asset impairment" in the Condensed Consolidated Statements of Income.

Details of the Company’s purchased intangible assets are as follows (in millions):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$834.1	$(654.4)	$179.7	$835.6	$(638.5)	$197.1
Trade names	119.3	(30.0)	89.3	120.3	(25.4)	94.9
Technology-related	167.7	(126.5)	41.2	168.9	(120.3)	48.6
Distribution network	55.3	(41.8)	13.5	55.3	(41.1)	14.2
Other	2.4	(1.3)	1.1	2.4	(1.2)	1.2
	1,178.8	(854.0)	324.8	1,182.5	(826.5)	356.0
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,557.6	$(854.0)	$703.6	$1,561.3	$(826.5)	$734.8

Amortization of purchased intangible assets was $14.4 million and $15.5 million (including $1.7 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the three months ended June 30, 2026 and 2025, respectively, and $28.7 million and $31.9 million (including $4.6 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the six months ended June 30, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense for purchased intangible assets for the remainder of the year and the subsequent five years is as follows (in millions):

Years:
2026 (remaining six months)	$28.3
2027	57.0
2028	52.7
2029	46.7
2030	45.5
2031	32.7

12. Debt

The Company was obligated under the following debt instruments (in millions):

	June 30, 2026	December 31, 2025
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	500.0
Other long-term debt	3.4	3.8
Total long-term debt	1,103.4	1,103.8
Current maturities of long-term debt	(500.4)	(0.6)
Debt issuance costs	(2.4)	(2.9)
Total long-term debt, less current maturities (net of debt issuance costs)	$600.6	$1,100.3

Revolving credit facilities	$1.8	$—
Current maturities of long-term debt	500.4	0.6
Total revolving credit facilities and current maturities of long-term debt	$502.2	$0.6

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.60 billion that matures in March 2031. At June 30, 2026, there were no borrowings under the Revolving Credit Facility and specified outstanding letters of credit of $15.9 million reduced available capacity under the Revolving Credit Facility to $1.58 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At June 30, 2026, the applicable interest spread on the Revolving Credit Facility was 112.5 basis points.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (as amended, the “Term Loan”) that matures in March 2027. In March 2026, the Company executed a First Amendment to the Term Loan credit agreement to conform certain defined terms of the Term Loan to those contained in the Credit Agreement. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At June 30, 2026, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 4.55%.

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

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of June 30, 2026.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At June 30, 2026, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $299 million ($303 million at December 31, 2025) and $282 million ($285 million at December 31, 2025), respectively. The carrying amount of the Term Loan approximated fair value as of June 30, 2026 and December 31, 2025. See Note 18 for the definition of a Level 2 input.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$87.7	$72.8
Warranty provisions	48.7	33.7
Settlements made	(38.2)	(40.9)
Changes in liability for pre-existing warranties, net	3.7	7.0
Foreign currency translation	(0.1)	0.6
Balance at end of period	$101.8	$73.2

14. Guarantees

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at June 30, 2026 the Company guaranteed an aggregate of $568.7 million in indebtedness of customers. At June 30, 2026, the Company estimated that its maximum loss exposure under these contracts was $126.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at June 30, 2026 the Company guaranteed to support an aggregate of $84.4 million of customer equipment value. At June 30, 2026, the Company estimated that its maximum loss exposure under these contracts was $9.8 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $12.0 million at both June 30, 2026 and December 31, 2025. The Company’s credit loss exposure (contingent) related to its guarantees was $4.5 million and $5.0 million at June 30, 2026 and December 31, 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At June 30, 2026 and December 31, 2025, the estimated net liabilities for product and general liability claims totaled $57.0 million and $53.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $3.58 billion and $3.38 billion at June 30, 2026 and December 31, 2025, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $26.2 million and $40.8 million at June 30, 2026 and December 31, 2025, respectively.

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

16. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding at beginning of period	62,506,367	64,491,007	62,589,470	64,602,007
Repurchases of Common Stock	(667,158)	(414,755)	(970,750)	(702,307)
Exercise of stock options	1,959	10,268	25,104	35,752
Payment of stock-based restricted and performance shares	1,536	5,063	299,411	267,120
Shares tendered for taxes on stock-based compensation	(211)	(1,429)	(140,480)	(123,845)
Other	—	—	39,738	11,427
Outstanding at end of period	61,842,493	64,090,154	61,842,493	64,090,154

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of June 30, 2026, 6,975,119 shares of Common Stock remained under this authority.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended June 30, 2026
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$65.3	$(70.7)	$(0.2)	$(5.6)
Other comprehensive income (loss) before reclassifications	—	(6.4)	0.2	(6.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	—	(1.0)
Net other comprehensive income (loss)	(1.0)	(6.4)	0.2	(7.2)
Balance at end of period	$64.3	$(77.1)	$—	$(12.8)

	Three Months Ended June 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$67.3	$(136.5)	$0.5	$(68.7)
Other comprehensive income (loss) before reclassifications	—	77.4	—	77.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	(0.3)	(1.3)
Net other comprehensive income (loss)	(1.0)	77.4	(0.3)	76.1
Balance at end of period	$66.3	$(59.1)	$0.2	$7.4

	Six Months Ended June 30, 2026
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$66.4	$(59.8)	$(0.2)	$6.4
Other comprehensive income (loss) before reclassifications	—	(17.3)	0.1	(17.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	0.1	(2.0)
Net other comprehensive income (loss)	(2.1)	(17.3)	0.2	(19.2)
Balance at end of period	$64.3	$(77.1)	$—	$(12.8)

	Six Months Ended June 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$68.4	$(172.2)	$0.6	$(103.2)
Other comprehensive income (loss) before reclassifications	—	113.1	0.2	113.3
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	(0.6)	(2.7)
Net other comprehensive income (loss)	(2.1)	113.1	(0.4)	110.6
Balance at end of period	$66.3	$(59.1)	$0.2	$7.4

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Rabbi trust(a)	$10.6	$—	$—	$10.6
Investments in equity securities(b)	2.9	—	—	2.9
Foreign currency exchange derivatives(c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives(c)	$—	$1.7	$—	$1.7

December 31, 2025
Assets:
Rabbi trust(a)	$11.0	$—	$—	$11.0
Investments in equity securities(b)	7.0	—	—	7.0
Foreign currency exchange derivatives(c)	—	0.4	—	0.4
Liabilities:
Foreign currency exchange derivatives(c)	$—	$0.6	$—	$0.6
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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Access
Aerial work platforms	$735.1	$638.0	$1,166.1	$1,088.8
Telehandlers	263.3	325.1	471.5	569.6
Other	375.4	292.9	679.6	554.7
Total Access	1,373.8	1,256.0	2,317.2	2,213.1

Vocational
Municipal fire apparatus	423.9	398.0	755.4	727.8
Airport products	258.0	246.1	484.6	471.4
Refuse and recycling vehicles	160.7	197.0	314.4	402.5
Other	124.2	128.6	237.4	234.8
Total Vocational	966.8	969.7	1,791.8	1,836.5

Transport
Defense	274.5	372.0	570.7	784.7
Delivery vehicles	261.6	107.1	478.2	157.4
Total Transport	536.1	479.1	1,048.9	942.1

Corporate and Other	38.4	27.3	75.0	53.2
Consolidated	$2,915.1	$2,732.1	$5,232.9	$5,044.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2026
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$1,373.8	$966.8	$536.1	$2,876.7	$38.4	$2,915.1
Cost of sales (excluding R&D)	1,113.3	760.8	488.6	2,362.7	32.3	2,395.0
Research and development	23.0	7.4	4.4	34.8	5.0	39.8
Gross income	237.5	198.6	43.1	479.2	1.1	480.3
Employee compensation	44.7	32.7	15.7	93.1	41.0	134.1
Amortization of purchased intangibles	4.2	9.4	—	13.6	0.8	14.4
Other items(a)	37.0	35.4	11.6	84.0	4.6	88.6
Operating income	$151.6	$121.1	$15.8	$288.5	$(45.3)	243.2
Interest expense, net of interest income						(27.2)
Miscellaneous, net						3.7
Income before income taxes and earnings (losses) of unconsolidated affiliates						$219.7
(a)
Includes software and information technology, outside services and consulting, lease expense, travel, promotional items, depreciation and other miscellaneous SG&A expenses.

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$1,256.0	$969.7	$479.1	$2,704.8	$27.3	$2,732.1
Cost of sales (excluding R&D)	972.2	735.5	434.0	2,141.7	20.9	2,162.6
Research and development	22.0	13.8	1.2	37.0	8.0	45.0
Gross income	261.8	220.4	43.9	526.1	(1.6)	524.5
Employee compensation	40.7	35.0	14.0	89.7	41.0	130.7
Amortization of purchased intangibles	3.6	9.4	—	13.0	0.8	13.8
Intangible asset impairment	—	—	—	—	5.7	5.7
Other items(a)	35.9	28.7	12.1	76.7	5.9	82.6
Operating income	$181.6	$147.3	$17.8	$346.7	$(55.0)	291.7
Interest expense, net of interest income						(28.1)
Miscellaneous, net						7.3
Income before income taxes and earnings (losses) of unconsolidated affiliates						$270.9
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2026
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$2,317.2	$1,791.8	$1,048.9	$5,157.9	$75.0	$5,232.9
Cost of sales (excluding R&D)	1,913.6	1,413.6	971.1	4,298.3	63.5	4,361.8
Research and development	46.3	16.7	7.7	70.7	8.2	78.9
Gross income	357.3	361.5	70.1	788.9	3.3	792.2
Employee compensation	88.0	67.8	29.9	185.7	80.2	265.9
Amortization of purchased intangibles	8.3	18.8	—	27.1	1.6	28.7
Other items(a)	74.7	69.1	20.2	164.0	8.4	172.4
Operating income	$186.3	$205.8	$20.0	$412.1	$(86.9)	325.2
Interest expense, net of interest income						(52.5)
Miscellaneous, net						1.7
Income before income taxes and earnings (losses) of unconsolidated affiliates						$274.4
(a)
Includes software and information technology, outside services and consulting, lease expense, travel, promotional items, depreciation and other miscellaneous SG&A expenses.

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$2,213.1	$1,836.5	$942.1	$4,991.7	$53.2	$5,044.9
Cost of sales (excluding R&D)	1,721.9	1,391.1	868.8	3,981.8	44.9	4,026.7
Research and development	43.3	32.0	3.7	79.0	14.8	93.8
Gross income	447.9	413.4	69.6	930.9	(6.5)	924.4
Employee compensation	81.7	69.3	26.9	177.9	75.3	253.2
Amortization of purchased intangibles	7.0	18.8	—	25.8	1.5	27.3
Intangible asset impairment	—	—	—	—	5.7	5.7
Other items(a)	74.5	60.2	24.3	159.0	12.1	171.1
Operating income	$284.7	$265.1	$18.4	$568.2	$(101.1)	467.1
Interest expense, net of interest income						(53.1)
Miscellaneous, net						7.8
Income before income taxes and earnings (losses) of unconsolidated affiliates						$421.8
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Access	$22.6	$20.2	$45.0	$38.9
Vocational	20.9	21.3	41.4	42.5
Transport	11.9	7.8	23.0	15.4
Corporate and Other	6.8	6.6	13.4	12.7
Consolidated	$62.2	$55.9	$122.8	$109.5
Capital expenditures(a):
Access	$19.6	$38.4	$30.0	$63.6
Vocational	12.6	12.0	27.6	25.5
Transport	2.4	3.4	5.5	8.6
Corporate and Other	1.8	0.5	2.9	1.3
Consolidated	$36.4	$54.3	$66.0	$99.0
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended June 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,103.5	$878.8	$504.5	$36.6	$2,523.4
Other North America	41.5	54.4	—	0.2	96.1
Europe, Africa and Middle East	176.2	23.0	20.6	0.6	220.4
Rest of the World	52.6	10.6	11.0	1.0	75.2
Consolidated	$1,373.8	$966.8	$536.1	$38.4	$2,915.1

	Three Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,003.0	$892.0	$371.8	$22.2	$2,289.0
Other North America	56.2	44.7	—	1.1	102.0
Europe, Africa and Middle East	138.8	14.9	106.5	2.1	262.3
Rest of the World	58.0	18.1	0.8	1.9	78.8
Consolidated	$1,256.0	$969.7	$479.1	$27.3	$2,732.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,810.7	$1,625.1	$935.4	$68.5	$4,439.7
Other North America	69.8	97.2	—	0.5	167.5
Europe, Africa and Middle East	340.0	44.9	62.8	1.0	448.7
Rest of the World	96.7	24.6	50.7	5.0	177.0
Consolidated	$2,317.2	$1,791.8	$1,048.9	$75.0	$5,232.9

	Six Months Ended June 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,706.0	$1,689.1	$676.7	$45.1	$4,116.9
Other North America	107.6	87.0	—	1.1	195.7
Europe, Africa and Middle East	283.4	31.0	244.6	5.0	564.0
Rest of the World	116.1	29.4	20.8	2.0	168.3
Consolidated	$2,213.1	$1,836.5	$942.1	$53.2	$5,044.9

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

Transport — tactical vehicles, trailers and parts sold to the U.S. military and to other militaries around the world and the Next Generation Delivery Vehicle (NGDV) for the United States Postal Service (USPS).

Overview

Consolidated sales in the second quarter of 2026 of $2.92 billion increased $183 million, or 6.7%, compared to the second quarter of 2025. The increase was primarily the result of higher sales volume, largely in the Access segment, and improved pricing. Consolidated operating income in the second quarter of 2026 was $243 million, or 8.3% of sales, compared to $292 million, or 10.7% of sales, in the second quarter of 2025. The decrease in consolidated operating income was primarily the result of unfavorable sales mix and higher manufacturing overhead costs, offset in part by the impact of higher gross margin associated with higher sales volume.

The Company's effective tax rate in the second quarter of 2026 included net discrete tax benefits of $16 million, primarily related to the expiration of the statute of limitations for a foreign anti-hybrid tax matter.

The Company continued to repurchase shares of its Common Stock, repurchasing 667,158 shares during the second quarter of 2026 for $92 million, bringing share repurchases for the first six months of 2026 to $139 million. Share repurchases during the previous twelve months benefited earnings per share during the second quarter of 2026 by $0.09 compared to the second quarter of 2025.

The Access segment delivered double-digit operating income margin during the second quarter of 2026 with strong sales in a dynamic environment. Access segment orders during the quarter were strong at $1.5 billion, resulting in a book-to-bill ratio of 1.1. Access segment backlog of $2.0 billion at June 30, 2026 provides great visibility for the remainder of 2026.

In the Vocational segment, we are continuing actions to modernize our municipal fire apparatus manufacturing and expand production to better serve customer demand. In the second quarter, the Company implemented new production changes to improve throughput that identified new material flow requirements, shifting from reliance on individuals with experience to standardized process flow. These new requirements are expected to result in a more gradual increase in throughput than previously expected.

The Company now expects its 2026 diluted earnings per share to be in the range of $10.50 on net sales of approximately $11.2 billion, compared to the Company's most recent estimates of diluted earnings per share of $10.90 on sales of $11.0 billion. The updated guidance primarily reflects a more gradual increase in the rate of municipal fire apparatus production. The earnings per share estimate includes after-tax charges of $0.72 per share related to amortization of purchased intangible assets and a $0.22 per share benefit relating to the expiration of a foreign anti-hybrid tax matter. Excluding these items, the Company now expects 2026 adjusted earnings per share to be in the range of $11.00.

As the Company continues to manage the business in an evolving landscape, it is not providing 2026 expectations by segment. The Company believes fourth quarter results will be stronger than the third quarter as municipal fire apparatus capacity plans progress, it receives an expected order for additional NGDVs, it increases NGDV production and it builds more vehicles under revised defense contracts. The Company expects that the fourth quarter momentum will carry forward into 2027.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$2,915.1	$2,732.1	$183.0	6.7%	$5,232.9	$5,044.9	$188.0	3.7%
Cost of sales	2,434.8	2,207.6	227.2	10.3%	4,440.7	4,120.5	320.2	7.8%
Gross income	$480.3	$524.5	$(44.2)	-8.4%	$792.2	$924.4	$(132.2)	-14.3%
% of sales	16.5%	19.2%	-270 bps		15.1%	18.3%	-320 bps
Selling, general and administrative	$222.7	$213.3	$9.4	4.4%	$438.3	$424.3	$14.0	3.3%
Amortization of purchased intangibles	14.4	13.8	0.6	4.3%	28.7	27.3	1.4	5.1%
Intangible asset impairment	—	5.7	(5.7)	-100.0%	—	5.7	(5.7)	-100.0%
Operating income	$243.2	$291.7	$(48.5)	-16.6%	$325.2	$467.1	$(141.9)	-30.4%
% of sales	8.3%	10.7%	-240 bps		6.2%	9.3%	-310 bps

Second Quarter 2026 Compared to 2025

Consolidated net sales increased primarily due to higher sales volume ($87 million) and improved pricing ($68 million).

The decrease in consolidated gross margin was primarily due to unfavorable sales mix (200 basis points), higher material costs (170 basis points), primarily related to higher tariff costs, and higher manufacturing overhead costs (80 basis points), offset in part by improved pricing (170 basis points).

The increase in consolidated selling, general and administrative expenses was primarily the result of higher employee compensation ($7 million) and increased legal and professional fees ($4 million).

The Company recorded an intangible asset impairment related to Pratt Miller of $6 million during the second quarter of 2025.

The decrease in consolidated operating income was primarily due to higher material costs ($55 million), unfavorable sales mix ($52 million), higher manufacturing overhead costs ($25 million) and higher warranty costs ($10 million), offset in part by improved pricing ($68 million) and the impact of higher gross margin associated with higher sales volume ($23 million).

First Six Months 2026 Compared to 2025

Consolidated net sales increased primarily due to improved pricing ($105 million), higher sales volume ($28 million) and favorable currency impacts ($25 million).

The decrease in consolidated gross margin was primarily due to adverse sales mix (200 basis points), increased material costs (160 basis points), primarily related to higher tariff costs, and higher manufacturing overhead (100 basis points), offset in part by improved pricing (150 basis points).

Consolidated selling, general and administrative expenses increased primarily due to higher employee compensation ($15 million).

The Company recorded an intangible asset impairment related to Pratt Miller of $6 million during the second quarter of 2025.

The decrease in consolidated operating income was primarily due to adverse sales mix ($99 million), increased material costs ($93 million) and higher manufacturing overhead ($50 million), offset in part by improved pricing ($105 million).

The following table presents consolidated non-operating changes (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Interest expense, net of interest income	$(27.2)	$(28.1)	$0.9	-3.2%	$(52.5)	$(53.1)	$0.6	-1.1%
Miscellaneous, net	3.7	7.3	(3.6)	-49.3%	1.7	7.8	(6.1)	-78.2%

Provision for income taxes	37.2	65.2	(28.0)	-42.9%	47.7	102.0	(54.3)	-53.2%
Effective tax rate	16.9%	24.1%			17.4%	24.2%

Equity in earnings (losses) of unconsolidated affiliates	$0.7	$(0.9)	$1.6	-177.8%	$(0.4)	$(2.8)	$2.4	-85.7%

Second Quarter 2026 Compared to 2025

Miscellaneous, net primarily relates to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the second quarter of 2026 included foreign currency transaction gains of $1 million. Results for the second quarter of 2025 included a $6 million gain on an investment, partially offset by foreign currency transaction losses of $2 million.

The effective tax rate in the second quarter of 2026 included net discrete tax benefits of $16 million, primarily related to the expiration of the statute of limitations for a foreign anti-hybrid tax matter.

First Six Months 2026 Compared to 2025

Miscellaneous, net primarily relates to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the first six months of 2026 included foreign currency transaction gains of $1 million and a $4 million loss on investments. Results for the first six months of 2025 included a $4 million gain on an investment and foreign currency transaction losses of $1 million.

The effective tax rate in the first six months of 2026 included net discrete tax benefits of $19 million, primarily related to the foreign anti-hybrid tax matter.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$1,373.8	$1,256.0	$117.8	9.4%	$2,317.2	$2,213.1	$104.1	4.7%
Cost of sales	1,136.3	994.2	142.1	14.3%	1,959.9	1,765.2	194.7	11.0%
Gross income	$237.5	$261.8	$(24.3)	-9.3%	$357.3	$447.9	$(90.6)	-20.2%
% of sales	17.3%	20.8%	-350 bps		15.4%	20.2%	-480 bps
Selling, general and administrative	$81.7	$76.6	$5.1	6.7%	$162.7	$156.2	$6.5	4.2%
Amortization of purchased intangibles	4.2	3.6	0.6	16.7%	8.3	7.0	1.3	18.6%
Operating income	$151.6	$181.6	$(30.0)	-16.5%	$186.3	$284.7	$(98.4)	-34.6%
% of sales	11.0%	14.5%	-350 bps		8.0%	12.9%	-490 bps

Second Quarter 2026 Compared to 2025

Access segment net sales increased primarily due to higher sales volume ($91 million) and improved pricing ($21 million).

The decrease in gross margin in the Access segment was primarily due to higher material costs (230 basis points), primarily related to higher tariff costs, and adverse sales mix (210 basis points), offset in part by improved pricing (110 basis points).

The decrease in operating income in the Access segment was primarily due to higher material costs ($33 million), adverse sales mix ($29 million), higher litigation reserves ($5 million), higher selling, general and administrative expenses ($5 million) and new product development spending ($3 million), offset in part by the impact of higher gross margin associated with higher sales volume ($25 million) and improved pricing ($21 million).

First Six Months 2026 Compared to 2025

Access segment net sales increased primarily as a result of higher sales volume ($58 million), favorable currency impacts ($24 million) and improved pricing ($22 million).

The decrease in gross margin in the Access segment was primarily due to adverse sales mix (240 basis points) and higher material costs (230 basis points), primarily related to higher tariff costs, offset in part by improved pricing (70 basis points).

The decrease in operating income in the Access segment was primarily due to adverse sales mix ($55 million), higher material costs ($55 million) and higher selling, general and administrative expenses ($7 million), offset in part by improved pricing ($22 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$966.8	$969.7	$(2.9)	-0.3%	$1,791.8	$1,836.5	$(44.7)	-2.4%
Cost of sales	768.2	749.3	18.9	2.5%	1,430.3	1,423.1	7.2	0.5%
Gross income	$198.6	$220.4	$(21.8)	-9.9%	$361.5	$413.4	$(51.9)	-12.6%
% of sales	20.5%	22.7%	-220 bps		20.2%	22.5%	-230 bps
Selling, general and administrative	$68.1	$63.7	$4.4	6.9%	$136.9	$129.5	$7.4	5.7%
Amortization of purchased intangibles	9.4	9.4	—	0.0%	18.8	18.8	—	0.0%
Operating income	$121.1	$147.3	$(26.2)	-17.8%	$205.8	$265.1	$(59.3)	-22.4%
% of sales	12.5%	15.2%	-270 bps		11.5%	14.4%	-290 bps

Second Quarter 2026 Compared to 2025

Vocational segment net sales decreased due to lower sales volume ($49 million), primarily related to lower refuse and recycling vehicle shipments due to continued soft market conditions, offset in part by improved pricing ($42 million).

The decrease in gross margin in the Vocational segment was primarily attributable to adverse sales mix (220 basis points), higher manufacturing overhead costs (220 basis points) and higher material costs (200 basis points), offset in part by improved pricing (300 basis points) and lower incentive compensation accruals (70 basis points).

The decrease in operating income in the Vocational segment was primarily due to adverse sales mix ($22 million), higher manufacturing overhead costs ($21 million), higher material costs ($19 million) and the impact of lower gross margin associated with lower sales volume ($15 million), offset in part by improved pricing ($42 million) and lower incentive compensation accruals ($11 million).

First Six Months 2026 Compared to 2025

Vocational segment net sales decreased due to lower sales volume ($123 million), primarily related to lower refuse and recycling vehicle shipments due to continued soft market conditions, offset in part by improved pricing ($75 million).

The decrease in gross margin in the Vocational segment was primarily attributable to higher manufacturing overhead (260 basis points), higher material costs (180 basis points) and adverse sales mix (140 basis points), offset in part by improved pricing (290 basis points) and lower incentive compensation accruals (40 basis points).

The decrease in operating income in the Vocational segment was primarily a result of higher manufacturing overhead ($44 million), the impact of lower gross margin associated with lower sales volume ($37 million), higher material costs ($33 million) and adverse sales mix ($26 million), offset in part by improved pricing ($75 million) and lower incentive compensation accruals ($14 million).

Transport

The following table presents the Transport segment results (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$536.1	$479.1	$57.0	11.9%	$1,048.9	$942.1	$106.8	11.3%
Cost of sales	493.0	435.2	57.8	13.3%	978.8	872.5	106.3	12.2%
Gross income	$43.1	$43.9	$(0.8)	-1.8%	$70.1	$69.6	$0.5	0.7%
% of sales	8.0%	9.2%	-120 bps		6.7%	7.4%	-70 bps
Selling, general and administrative	$27.3	$26.1	$1.2	4.6%	$50.1	$51.2	$(1.1)	-2.1%
Operating income	$15.8	$17.8	$(2.0)	-11.2%	$20.0	$18.4	$1.6	8.7%
% of sales	2.9%	3.7%	-80 bps		1.9%	2.0%	-10 bps

Second Quarter 2026 Compared to 2025

Transport segment net sales increased due to higher NGDV sales volume ($133 million) offset in part by lower Defense sales volume ($99 million).

The decrease in gross margin in the Transport segment was primarily due to adverse sales mix (220 basis points), higher warranty expense associated with a defense vehicle program (100 basis points) and higher manufacturing overhead (90 basis points), partially offset by the impact of an NGDV performance obligation associated with aftermarket rights (260 basis points).

The decrease in operating income in the Transport segment was primarily due to adverse sales mix ($11 million), higher warranty expenses ($6 million) and higher manufacturing overhead ($5 million), partially offset by the NGDV aftermarket rights performance obligation ($17 million).

First Six Months 2026 Compared to 2025

Transport segment net sales increased due to higher NGDV sales volume ($296 million) offset in part by lower Defense sales volume ($225 million).

The decrease in gross margin in the Transport segment was primarily due to adverse sales mix (250 basis points), higher warranty expense associated with a defense vehicle program (60 basis points) and higher manufacturing overhead (50 basis points), partially offset by lower unfavorable cumulative catch-up adjustments on contracts (180 basis points) and the impact of the NGDV aftermarket rights performance obligation (130 basis points).

The increase in operating income in the Transport segment was primarily a result of lower unfavorable cumulative catch-up adjustments on contracts (17 million), the impact of the NGDV aftermarket rights performance obligation ($17 million) and the impact of higher gross margin associated with higher sales volume ($11 million), offset in part by adverse sales mix ($27 million), increased warranty expenses ($7 million) and higher manufacturing overhead ($6 million).

Corporate and other

The following table presents corporate and other results (in millions):

	Second Quarter				First Six Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$38.4	$27.3	$11.1	40.7%	$75.0	$53.2	$21.8	41.0%
Cost of sales	37.3	28.9	8.4	29.1%	71.7	59.7	12.0	20.1%
Gross income	1.1	(1.6)	2.7	-168.8%	3.3	(6.5)	9.8	-150.8%
Selling, general and administrative	45.6	46.9	(1.3)	-2.8%	88.6	87.4	1.2	1.4%
Amortization of purchased intangibles	0.8	0.8	—	0.0%	1.6	1.5	0.1	6.7%
Intangible asset impairment	—	5.7	(5.7)	-100.0%	—	5.7	(5.7)	-100.0%
Operating loss	$(45.3)	$(55.0)	$9.7	-17.6%	$(86.9)	$(101.1)	$14.2	-14.0%

Second Quarter 2026 Compared to 2025

Net operating costs for corporate and other decreased primarily due to the non-recurrence of an intangible asset impairment ($6 million) at the Company's Pratt Miller business unit.

First Six Months 2026 Compared to 2025

Net operating costs for corporate and other decreased primarily due to the non-recurrence of the intangible asset impairment ($6 million) and improved operating results at Pratt Miller ($6 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at June 30, 2026, including $403.6 million of cash and cash equivalents and $1.58 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of June 30, 2026 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable capital resources and liquidity position that the Company believes is adequate to meet its projected needs.

Financial Condition

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$403.6	$479.8
Total debt	1,102.8	1,100.9
Total shareholders’ equity	4,527.3	4,530.5
Total capitalization (debt plus equity)	5,630.1	5,631.4
Debt to total capitalization	19.6%	19.5%

The Company’s ratio of debt to total capitalization of 19.6% at June 30, 2026 remained within its targeted range.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At June 30, 2026, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investor Services, Inc.	Baa3
Standards & Poor’s	BBB

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 43 days at December 31, 2025 to 48 days at June 30, 2026. Days sales outstanding for segments other than the Transport segment increased from 51 days at December 31, 2025 to 53 days at June 30, 2026 primarily due to the timing of sales in the Vocational segment. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 3.6 times at December 31, 2025 to 3.7 times at June 30, 2026. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) decreased from 65 days at December 31, 2025 to 53 days at June 30, 2026 primarily due to more timely invoice processing.

Cash Flows

Operating Cash Flows

Operating activities provided cash of $213.3 million in the first six months of 2026 compared to using $305.7 million during the first six months of 2025. The improvement in operating cash flow reflected more disciplined working capital management related to lower inventory levels and higher customer advances. The Company continues to expect cash flow from operations to be between $750 million and $850 million in 2026.

Investing Cash Flows

Investing activities used cash of $42.1 million in the first six months of 2026 compared to using $99.1 million during the first six months of 2025. Through the first six months of 2026, the Company used $54.8 million for capital expenditures, a decrease of $26.1 million compared to the first six months of 2025. The Company continues to expect that it will invest $200 million on capital expenditures in 2026.

Financing Cash Flows

Financing activities used cash of $245.6 million in the first six months of 2026 compared to providing cash of $379.4 million during the first six months of 2025 primarily due to lower net borrowings and higher repurchases of common stock. In March 2025, to provide additional liquidity, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan. In the first six months of 2026, the Company repurchased 970,750 shares of its Common Stock at an aggregate cost of $138.9 million. As of June 30, 2026, the Company had approximately 7.0 million shares of Common Stock remaining under its repurchase authorization. In the first six months of 2025, the Company repurchased 702,307 shares of its Common Stock at an aggregate cost of $68.7 million.

Liquidity

Credit Agreements

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.60 billion that matures in March 2031. At June 30, 2026, there were no borrowings under the Revolving Credit Facility and specified outstanding letters of credit of $15.9 million reduced available capacity under the Revolving Credit Facility to $1.58 billion.

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

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of June 30, 2026 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

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

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of June 30, 2026.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2025 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 21% of the Company’s net sales in the first six months of 2026. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at June 30, 2026 increased 3.7% to $14.75 billion compared to $14.23 billion at June 30, 2025. Access segment backlog increased 64.7% to $1.96 billion at June 30, 2026 compared to $1.19 billion at June 30, 2025 as the Company believes it is seeing a stronger construction equipment market driven by growth in data centers and megaprojects. Vocational segment backlog increased 5.6% to $6.62 billion at June 30, 2026 compared to $6.27 billion at June 30, 2025 due to continued growth in the municipal fire apparatus backlog and robust demand for airport products. Unit backlog for municipal fire apparatus as of June 30, 2026 was up 2.8% compared to June 30, 2025. Unit backlog for refuse and recycling collection vehicles as of June 30, 2026 was down 29.5% compared to June 30, 2025, which the Company believes is due to its customers being cautious in an uncertain macroeconomic environment. Transport segment backlog decreased 9.8% to $6.05 billion at June 30, 2026 compared to $6.71 billion at June 30, 2025, primarily reflecting NGDV production.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded and/or are in progress. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 67% of the Company’s June 30, 2026 backlog is not expected to be filled in 2026.

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

2026 Expectations
Earnings per share-diluted (GAAP)	$10.50
Amortization of purchased intangibles, net of tax	0.72
Expiration of foreign anti-hybrid tax matter	(0.22)
Adjusted earnings per share-diluted (non-GAAP)	$11.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	148,704	$149.40	148,704	7,493,573
May 1 - May 31	340,822	129.93	340,822	7,152,751
June 1 - June 30	177,632	136.23	177,632	6,975,119
Total	667,158		667,158

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At June 30, 2026, the Company had repurchased 5,024,881 shares under this authorization. As a result, the Company had 6,975,119 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 9, 2026, John Pfeifer, the Company's President and Chief Executive Officer, adopted a written trading plan for the sale of common stock of the Company that Mr. Pfeifer intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The written plan is scheduled to expire on September 15, 2027 and provides for the sale of up to 57,000 shares of common stock.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Oshkosh Corporation Deferred Compensation Plan for Directors and Executive Officers*

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2026.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated July 28, 2026.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2026.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated July 28, 2026.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

July 28, 2026	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

July 28, 2026	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 28, 2026	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)