Form 10-Q
period 2026-09-30
OSHKOSH CORP
filed 2026-10-29
CIK 775158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 22, 2026, 60,972,017 shares of the registrant’s Common Stock were outstanding.

OSHKOSH CORPORATION

FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$2,841.6	$2,688.6	$8,074.5	$7,733.5
Cost of sales	2,401.3	2,218.1	6,842.0	6,338.6
Gross income	440.3	470.5	1,232.5	1,394.9

Operating expenses:
Selling, general and administrative	228.9	196.2	667.2	620.5
Amortization of purchased intangibles	14.3	13.9	43.0	41.2
Intangible asset impairment	—	—	—	5.7
Total operating expenses	243.2	210.1	710.2	667.4
Operating income	197.1	260.4	522.3	727.5

Other income (expense):
Interest expense	(30.9)	(30.6)	(91.4)	(87.7)
Interest income	5.9	2.5	13.9	6.5
Miscellaneous, net	5.8	6.1	7.5	13.9
Income before income taxes and earnings (losses) of unconsolidated affiliates	177.9	238.4	452.3	660.2
Provision for income taxes	40.5	41.7	88.2	143.7
Income before earnings (losses) of unconsolidated affiliates	137.4	196.7	364.1	516.5
Equity in earnings (losses) of unconsolidated affiliates	1.0	(0.5)	0.6	(3.3)
Net income	$138.4	$196.2	$364.7	$513.2

Earnings per share:
Basic	$2.24	$3.06	$5.85	$7.96
Diluted	2.22	3.04	5.81	7.92

Cash dividends declared per share on Common Stock	$0.57	$0.51	$1.71	$1.53

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$138.4	$196.2	$364.7	$513.2
Other comprehensive income (loss), net of tax:
Pension and post-employment benefits	(1.0)	(1.1)	(3.1)	(3.2)
Currency translation adjustments	(7.4)	(3.1)	(24.7)	110.0
Change in fair value of derivative instruments	0.1	(0.3)	0.3	(0.7)
Total other comprehensive income (loss), net of tax	(8.3)	(4.5)	(27.5)	106.1
Comprehensive income	$130.1	$191.7	$337.2	$619.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts; unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$558.0	$479.8
Receivables, net	1,639.0	1,456.1
Unbilled receivables, net	807.6	702.7
Inventories	2,280.2	2,375.0
Income taxes receivable	44.2	52.4
Other current assets	105.4	102.5
Total current assets	5,434.4	5,168.5
Property, plant and equipment, net	1,244.0	1,271.2
Goodwill	1,436.0	1,448.1
Purchased intangible assets, net	689.1	734.8
Deferred income taxes	182.3	201.0
Deferred contract costs	783.2	825.5
Other non-current assets	486.5	423.3
Total assets	$10,255.5	$10,072.4

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facilities and current maturities of long-term debt	$500.4	$0.6
Accounts payable	1,077.1	1,074.2
Customer advances	750.2	737.1
Payroll-related obligations	209.3	218.4
Income taxes payable	87.7	141.3
Other current liabilities	528.1	492.8
Total current liabilities	3,152.8	2,664.4
Long-term debt, less current maturities	600.7	1,100.3
Non-current customer advances	1,332.6	1,222.7
Deferred income taxes	22.3	25.7
Other non-current liabilities	595.7	528.8
Commitments and contingencies
Shareholders’ equity:
Preferred Stock ($0.01 par value; 2,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock ($0.01 par value; 300,000,000 shares authorized; 75,101,465 shares issued)	0.7	0.7
Additional paid-in capital	876.5	866.3
Retained earnings	5,142.3	4,883.8
Accumulated other comprehensive income (loss)	(21.1)	6.4
Common Stock in treasury, at cost (13,808,340 and 12,511,995 shares, respectively)	(1,447.0)	(1,226.7)
Total shareholders’ equity	4,551.4	4,530.5
Total liabilities and shareholders’ equity	$10,255.5	$10,072.4

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2026	$0.7	$865.0	$5,039.1	$(12.8)	$(1,364.7)	$4,527.3
Net income	—	—	138.4	—	—	138.4
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.0)	—	(1.0)
Currency translation adjustments	—	—	—	(7.4)	—	(7.4)
Derivative instruments, net of tax	—	—	—	0.1	—	0.1
Cash dividends ($0.57 per share)	—	—	(35.2)	—	—	(35.2)
Repurchases of Common Stock	—	—	—	—	(82.4)	(82.4)
Exercise of stock options	—	0.1	—	—	0.1	0.2
Stock-based compensation expense	—	12.0	—	—	—	12.0
Payment of stock-based restricted and performance shares	—	(0.6)	—	—	0.6	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.6)	(0.6)
Other	—	—	—	—	—	—
Balance at September 30, 2026	$0.7	$876.5	$5,142.3	$(21.1)	$(1,447.0)	$4,551.4

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at June 30, 2025	$0.7	$849.2	$4,618.5	$7.4	$(1,021.4)	$4,454.4
Net income	—	—	196.2	—	—	196.2
Pension and post-employment benefits, net of tax of $0.4	—	—	—	(1.1)	—	(1.1)
Currency translation adjustments	—	—	—	(3.1)	—	(3.1)
Derivative instruments, net of tax	—	—	—	(0.3)	—	(0.3)
Cash dividends ($0.51 per share)	—	—	(32.6)	—	—	(32.6)
Repurchases of Common Stock	—	—	—	—	(90.6)	(90.6)
Exercise of stock options	—	0.7	—	—	3.5	4.2
Stock-based compensation expense	—	10.4	—	—	—	10.4
Payment of stock-based restricted and performance shares	—	(0.3)	—	—	0.3	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(0.3)	(0.3)
Other	—	0.1	—	—	—	0.1
Balance at September 30, 2025	$0.7	$860.1	$4,782.1	$2.9	$(1,108.5)	$4,537.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per share amounts; unaudited)

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2025	$0.7	$866.3	$4,883.8	$6.4	$(1,226.7)	$4,530.5
Net income	—	—	364.7	—	—	364.7
Pension and post-employment benefits, net of tax of $1.0	—	—	—	(3.1)	—	(3.1)
Currency translation adjustments	—	—	—	(24.7)	—	(24.7)
Derivative instruments, net of tax	—	—	—	0.3	—	0.3
Cash dividends ($1.71 per share)	—	—	(106.2)	—	—	(106.2)
Repurchases of Common Stock	—	—	—	—	(221.3)	(221.3)
Exercise of stock options	—	0.4	—	—	1.8	2.2
Stock-based compensation expense	—	33.4	—	—	—	33.4
Payment of stock-based restricted and performance shares	—	(21.2)	—	—	21.2	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(24.7)	(24.7)
Other	—	(2.4)	—	—	2.7	0.3
Balance at September 30, 2026	$0.7	$876.5	$5,142.3	$(21.1)	$(1,447.0)	$4,551.4

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury at Cost	Total
Balance at December 31, 2024	$0.7	$847.8	$4,367.2	$(103.2)	$(960.4)	$4,152.1
Net income	—	—	513.2	—	—	513.2
Pension and post-employment benefits, net of tax of $1.1	—	—	—	(3.2)	—	(3.2)
Currency translation adjustments	—	—	—	110.0	—	110.0
Derivative instruments, net of tax	—	—	—	(0.7)	—	(0.7)
Cash dividends ($1.53 per share)	—	—	(98.3)	—	—	(98.3)
Repurchases of Common Stock	—	—	—	—	(159.3)	(159.3)
Exercise of stock options	—	1.4	—	—	5.9	7.3
Stock-based compensation expense	—	29.5	—	—	—	29.5
Payment of stock-based restricted and performance shares	—	(18.1)	—	—	18.1	—
Shares tendered for taxes on stock-based compensation	—	—	—	—	(13.5)	(13.5)
Other	—	(0.5)	—	—	0.7	0.2
Balance at September 30, 2025	$0.7	$860.1	$4,782.1	$2.9	$(1,108.5)	$4,537.3

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions; unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$364.7	$513.2
Depreciation and amortization	185.6	165.8
Intangible asset impairment	—	5.7
Stock-based incentive compensation	33.4	29.5
Deferred income taxes	17.1	55.0
Other non-cash adjustments	11.7	(2.2)
Changes in operating assets and liabilities	(79.3)	(583.7)
Net cash provided by operating activities	533.2	183.3

Investing activities:
Additions to property, plant and equipment	(100.0)	(105.6)
Additions to equipment held for rental	(17.3)	(32.3)
Proceeds from sale of equipment held for rental	44.6	4.2
Other investing activities	(7.3)	(2.6)
Net cash used in investing activities	(80.0)	(136.3)

Financing activities:
Proceeds from revolving credit facilities	600.8	3,136.5
Repayments of revolving credit facilities	(600.8)	(3,391.5)
Proceeds from issuance of debt	—	500.0
Repurchases of Common Stock	(221.3)	(159.3)
Dividends paid	(106.2)	(98.3)
Other financing activities	(44.4)	(39.0)
Net cash used in financing activities	(371.9)	(51.6)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	11.5
Increase in cash and cash equivalents	78.2	6.9
Cash and cash equivalents at beginning of period	479.8	204.9
Cash and cash equivalents at end of period	$558.0	$211.8

Supplemental disclosures:
Cash paid for interest	$69.9	$74.9
Cash paid for income taxes, net of refunds	136.2	151.8
Operating right-of-use assets obtained	91.1	30.8
Finance right-of-use assets obtained	27.6	30.0
Property, plant and equipment additions - noncash	11.1	10.6

The accompanying notes are an integral part of these financial statements.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (which include normal recurring adjustments, unless otherwise noted) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Oshkosh Corporation (the Company) for the year ended December 31, 2025. The interim results are not necessarily indicative of results for any other interim period or for 2026. Certain reclassifications have been made to the prior period financial statements to conform to the presentation as of and for the three and nine months ended September 30, 2026.

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

Contract adjustments impacted the Company’s results as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$(0.1)	$(3.2)	$(4.7)	$(7.7)
Operating income	(4.5)	(7.0)	(11.6)	(20.7)
Net income	(3.5)	(5.4)	(8.9)	(15.8)
Diluted earnings per share	$(0.06)	$(0.08)	$(0.14)	$(0.24)

The Transport segment incurs pre-production engineering, factory setup and other contract fulfillment costs related to products manufactured for its customers under long-term contracts. A deferred contract cost asset is recognized for costs incurred to fulfill an existing contract or highly-probable anticipated contract if such costs generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs related to customer-owned tooling that will be used in production and for which the customer has provided a non-cancelable right to use the tooling to perform during the contract term are also recognized as a deferred contract cost asset. Deferred contract costs related to the Next Generation Delivery Vehicles (NGDV) contract with the United States Postal Service (USPS) are amortized over the anticipated production volume of the NGDV contract. The Company periodically assesses its deferred contract costs for impairment. The Company did not recognize any impairment losses on contract fulfillment or customer‑owned tooling costs in the three and nine months ended September 30, 2026 or 2025.

Deferred contract costs, the majority of which are related to the NGDV contract, consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Engineering costs	$472.5	$497.8
Customer-owned tooling	261.8	274.3
Factory setup costs	48.9	52.2
Costs for anticipated contracts	—	1.2
Deferred contract costs	$783.2	$825.5

The Company estimates that deferred contract costs exceed future profits on existing orders by approximately $85 million at September 30, 2026.

Changes in the Company’s deferred contract costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$796.9	$841.0	$825.5	$842.6
Additions to deferred contract costs	8.0	3.8	15.1	11.8
Amortization of deferred contract costs	(21.7)	(10.7)	(57.4)	(20.3)
Balance at end of period	$783.2	$834.1	$783.2	$834.1

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

Consolidated net sales disaggregated by segment and timing of revenue recognition are as follows (in millions):

	Three Months Ended September 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,317.4	$687.3	$20.3	$10.9	$2,035.9
Over time	22.2	212.6	541.7	29.2	805.7
	$1,339.6	$899.9	$562.0	$40.1	$2,841.6

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$1,089.9	$730.7	$37.5	$2.7	$1,860.8
Over time	19.8	237.3	550.4	20.3	827.8
	$1,109.7	$968.0	$587.9	$23.0	$2,688.6

	Nine Months Ended September 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$3,596.0	$2,071.8	$61.8	$29.5	$5,759.1
Over time	60.8	619.9	1,549.1	85.6	2,315.4
	$3,656.8	$2,691.7	$1,610.9	$115.1	$8,074.5

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Point in time	$3,268.1	$2,089.2	$60.9	$12.8	$5,431.0
Over time	54.7	715.3	1,469.1	63.4	2,302.5
	$3,322.8	$2,804.5	$1,530.0	$76.2	$7,733.5

See Note 19 for further disaggregated sales information.

Contract Assets and Contract Liabilities

The timing of billing does not always match the timing of revenue recognition. In instances where the Company recognizes revenue prior to billing, the Company records a contract asset (i.e., unbilled receivables). Unbilled receivables are classified as current assets and include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of the Company's contracts. The Company reduces contract assets when the Company has an unconditional right to payment. The Company establishes allowances for expected credit losses associated with contract assets. The Company did not record any losses on unbilled receivables in the three and nine months ended September 30, 2026 or 2025.

The Company is generally entitled to bill its customers upon satisfaction of its performance obligations, except for its long‑term contracts in the Transport segment which typically allow for billing upon the acceptance of finished goods, payments received from customers in advance of performance, payments for rights to purchase future goods and extended warranties that are billed in advance of the warranty coverage period. Customer payment terms generally do not exceed one year. See Note 8 for additional information on the Company’s receivables balances.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the exception of Pierce Manufacturing Inc. (Pierce) in the Vocational segment, the Company’s contracts typically do not contain a significant financing component. Pierce customers earn interest on customer advances at a rate determined in a separate financing transaction between Pierce and the customer at the time Pierce receives the advance. Interest on customer advances is recorded in “Interest expense” and was $16.9 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively, and $48.9 million and $36.5 million for the nine months ended September 30, 2026 and 2025, respectively.

In instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue, the Company records a contract liability. The Company reduces contract liabilities when the Company transfers control of the promised goods and services. Contract assets and liabilities are presented on a net basis for each contract.

Contract liabilities consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Customer advances	$750.2	$737.1
Other current liabilities	163.0	134.6
Non-current customer advances	1,332.6	1,222.7
Other non-current liabilities	95.6	85.1
Total contract liabilities	$2,341.4	$2,179.5

Revenue recognized during the period from beginning of the year contract liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning liabilities recognized in revenue	$148.7	$153.3	$503.6	$514.2

The Company offers a variety of service-type warranties, including optionally priced extended warranty programs. Outstanding balances related to service-type warranties are included within contract liabilities. Revenue related to service‑type warranties is deferred until after the expiration of the standard warranty period. The revenue is then recognized ratably over the term of the service-type warranty period. Changes in the Company’s service-type warranties were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$110.4	$96.0
Deferred revenue for new service warranties	44.9	40.5
Amortization of service warranty revenue	(28.7)	(30.3)
Foreign currency translation	(0.2)	1.2
Balance at end of period	$126.4	$107.4

Classification of service-type warranties in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Other current liabilities	$42.6	$39.3
Other non-current liabilities	83.8	71.1
	$126.4	$110.4

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining Performance Obligations

As of September 30, 2026, the Company had unsatisfied performance obligations for contracts with an original duration greater than one year totaling $11.8 billion, of which $1.1 billion is expected to be satisfied and recognized in revenue in the remaining three months of 2026, $5.6 billion is expected to be satisfied and recognized in revenue in 2027 and $5.1 billion is expected to be satisfied and recognized in revenue beyond 2027.

4. Stock-Based Compensation

In May 2024, the Company’s shareholders approved the 2024 Incentive Stock and Awards Plan (the “2024 Stock Plan”). The 2024 Stock Plan replaced the 2017 Incentive Stock Awards Plan (as amended, the "2017 Stock Plan"). While no new awards will be granted under the 2017 Stock Plan, awards previously made under that plan that were outstanding as of the approval date of the 2024 Stock Plan will remain outstanding and continue to be governed by the provisions of that plan. At September 30, 2026, the Company had reserved 2,886,092 shares of Common Stock available for issuance to provide for the issuance of Common Stock under incentive compensation awards and the exercise of outstanding stock options.

The Company recognizes stock-based compensation expense over the requisite service period for vesting of an award. Total stock-based compensation expense was $11.9 million ($10.7 million net of tax) and $10.7 million ($9.5 million net of tax) for the three months ended September 30, 2026 and 2025, respectively, and $34.5 million ($30.1 million net of tax) and $30.5 million ($26.8 million net of tax) for the nine months ended September 30, 2026 and 2025, respectively.

5. Employee Benefit Plans

The components of net periodic pension benefit cost and net periodic post-employment benefit cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic pension benefit income
Service cost	$1.2	$1.3	$3.5	$3.8
Interest cost	4.4	4.5	13.3	13.4
Expected return on plan assets	(5.6)	(5.4)	(16.8)	(16.2)
Amortization of prior service cost	0.4	0.4	1.2	1.2
Amortization of net actuarial gain	(1.4)	(1.5)	(4.3)	(4.3)
Expenses paid	0.3	0.2	0.9	0.5
Net periodic pension benefit income	$(0.7)	$(0.5)	$(2.2)	$(1.6)

Components of net periodic post-employment benefit cost
Service cost	$0.4	$0.4	$1.1	$1.1
Interest cost	0.7	0.5	2.0	1.8
Amortization of prior service credit	(0.4)	(0.4)	(1.1)	(1.1)
Amortization of net actuarial (gain) loss	—	—	0.1	(0.1)
Net periodic post-employment benefit cost	$0.7	$0.5	$2.1	$1.7

Amounts other than “Service cost” and “Expenses paid” are included in “Miscellaneous, net” in the Condensed Consolidated Statements of Income.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Income Taxes

The Company recorded income tax expense of $40.5 million, or 22.8% of pre-tax income, for the three months ended September 30, 2026, compared to $41.7 million, or 17.5% of pre-tax income, for the three months ended September 30, 2025. Results for the three months ended September 30, 2026 were impacted by a $0.7 million net discrete tax charge, including a $5.4 million charge related to the recapture of a purchased federal income tax credit and a $4.0 million benefit related to the expiration of the statute of limitations with respect to uncertain tax position reserves for certain anti-hybrid tax legislation. Results for the three months ended September 30, 2025 were impacted by $21.5 million of net discrete tax benefits, including $19.1 million related to the release of uncertain tax positions on the resolution of a multi-year federal income tax audit.

The Company recorded income tax expense of $88.2 million, or 19.5% of pre-tax income, for the nine months ended September 30, 2026, compared to $143.7 million, or 21.8% of pre-tax income, for the nine months ended September 30, 2025. Results for the nine months ended September 30, 2026 were impacted by $17.9 million of net discrete tax benefits, including $20.7 million of benefits from the anti-hybrid tax matter and the $5.4 million charge related to the recapture of a purchased federal income tax credit. Results for the nine months ended September 30, 2025 were impacted by $20.1 million of net discrete tax benefits, including $19.1 million related to the release of uncertain tax positions on the resolution of the multi-year federal income tax audit.

The Company’s liability for gross unrecognized tax benefits, excluding related interest and penalties, was $29.4 million and $45.5 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, net unrecognized tax benefits, excluding interest and penalties, of $18.8 million would affect the Company’s net income if recognized. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in the “Provision for income taxes” in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2026 and 2025, the Company recognized income of $1.6 million and $4.1 million, respectively, related to interest and penalties on unrecognized tax benefits. At September 30, 2026, the Company had accruals for the payment of interest and penalties of $7.0 million.

“Cash paid for income taxes, net of refunds” disclosed on the Condensed Consolidated Statements of Cash Flows includes cash paid for the purchase of transferable tax credits during the nine months ended September 30, 2026 and 2025 of $35.4 million and $9.7 million, respectively.

7. Earnings Per Share

The following are the computations for basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$138.4	$196.2	$364.7	$513.2

Weighted-average common shares outstanding:
Basic	61,851,946	64,123,621	62,367,550	64,481,466
Dilutive equity-based compensation awards	392,654	469,920	392,708	329,495
Diluted	62,244,600	64,593,541	62,760,258	64,810,961

Earnings per common share:
Basic	$2.24	$3.06	$5.85	$7.96
Diluted	2.22	3.04	5.81	7.92

Shares not included in the computation of diluted earnings per share attributable to common shareholders because they would have been anti-dilutive were 21,154 and 6,366 for the three months ended September 30, 2026 and 2025, respectively, and 148,807 and 130,630 for the nine months ended September 30, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Receivables

Receivables consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Trade receivables - U.S. government	$92.5	$127.7
Trade receivables - other	1,432.7	1,226.5
Finance receivables	45.6	42.3
Other receivables	118.8	103.4
Total receivables, gross	1,689.6	1,499.9
Less allowance for doubtful accounts	(16.2)	(5.1)
Total receivables, net	$1,673.4	$1,494.8

During the three months ended September 30, 2026, the Company recorded an allowance for doubtful accounts of $7.9 million on a note receivable related to a prior divestiture.

Classification of receivables in the Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Current receivables	$1,639.0	$1,456.1
Non-current receivables	34.4	38.7
Total receivables, net	$1,673.4	$1,494.8

9. Inventories

Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$1,351.6	$1,457.2
Work in process	559.4	440.9
Finished products	369.2	476.9
Total inventories	$2,280.2	$2,375.0

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Land and land improvements	$111.9	$110.4
Buildings	629.3	612.6
Machinery and equipment	1,510.0	1,460.2
Software and related costs	214.5	251.4
Construction in progress	115.7	137.1
Property, plant and equipment, gross	2,581.4	2,571.7
Less accumulated depreciation	(1,337.4)	(1,300.5)
Property, plant and equipment, net	$1,244.0	$1,271.2

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense was $41.6 million and $36.6 million for the three months ended September 30, 2026 and 2025, respectively, and $121.9 million and $102.4 million for the nine months ended September 30, 2026 and 2025, respectively.

11. Goodwill and Purchased Intangible Assets

The following table presents changes in goodwill by segment (in millions):

	Access	Vocational	Total
Net goodwill at December 31, 2025	$1,054.4	$393.7	$1,448.1
Foreign currency translation	(11.9)	(0.2)	(12.1)
Net goodwill at September 30, 2026	$1,042.5	$393.5	$1,436.0

The following table presents details of the Company’s goodwill by segment (in millions):

	September 30, 2026			December 31, 2025
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Access	$1,974.6	$(932.1)	$1,042.5	$1,986.5	$(932.1)	$1,054.4
Vocational	562.9	(169.4)	393.5	563.1	(169.4)	393.7
Corporate and Other	44.4	(44.4)	—	44.4	(44.4)	—
	$2,581.9	$(1,145.9)	$1,436.0	$2,594.0	$(1,145.9)	$1,448.1

Goodwill and other indefinite-lived intangible assets are not amortized but are assessed for impairment annually or more frequently if potential interim indicators exist that could result in impairment. The Company performs its annual impairment test in the fourth quarter.

The Company recorded a goodwill impairment charge of $5.7 million for Pratt Miller in the nine months ended September 30, 2025. Impairment charges are recorded within "Intangible asset impairment" in the Condensed Consolidated Statements of Income.

Details of the Company’s purchased intangible assets are as follows (in millions):

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$833.8	$(662.5)	$171.3	$835.6	$(638.5)	$197.1
Trade names	119.0	(32.3)	86.7	120.3	(25.4)	94.9
Technology-related	167.5	(129.6)	37.9	168.9	(120.3)	48.6
Distribution network	55.3	(42.1)	13.2	55.3	(41.1)	14.2
Other	2.5	(1.3)	1.2	2.4	(1.2)	1.2
	1,178.1	(867.8)	310.3	1,182.5	(826.5)	356.0
Non-amortizable trade names	378.8	—	378.8	378.8	—	378.8
	$1,556.9	$(867.8)	$689.1	$1,561.3	$(826.5)	$734.8

Amortization of purchased intangible assets was $14.3 million and $13.9 million for the three months ended September 30, 2026 and 2025, respectively, and $43.0 million and $45.8 million (including $4.6 million recognized in "Cost of sales" in the Condensed Consolidated Statements of Income) for the nine months ended September 30, 2026 and 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense for purchased intangible assets for the remainder of the year and the subsequent five years is as follows (in millions):

Years:
2026 (remaining three months)	$14.0
2027	56.9
2028	52.7
2029	46.6
2030	45.4
2031	32.7

12. Debt

The Company was obligated under the following debt instruments (in millions):

	September 30, 2026	December 31, 2025
4.600% Senior notes due May 2028	$300.0	$300.0
3.100% Senior notes due March 2030	300.0	300.0
Term loan due March 2027	500.0	500.0
Other long-term debt	3.3	3.8
Total long-term debt	1,103.3	1,103.8
Current maturities of long-term debt	(500.4)	(0.6)
Debt issuance costs	(2.2)	(2.9)
Total long-term debt, less current maturities (net of debt issuance costs)	$600.7	$1,100.3

Revolving credit facilities	$—	$—
Current maturities of long-term debt	500.4	0.6
Total revolving credit facilities and current maturities of long-term debt	$500.4	$0.6

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum aggregate availability of $1.60 billion that matures in March 2031. At September 30, 2026, there were no borrowings under the Revolving Credit Facility and specified outstanding letters of credit of $17.3 million reduced available capacity under the Revolving Credit Facility to $1.58 billion.

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

Borrowings under the Credit Agreement bear interest for dollar-denominated loans at a variable rate equal to (i) Term SOFR (the forward-looking secured overnight financing rate) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied, or (ii) the base rate (which is the highest of (x) Bank of America, N.A.’s prime rate, (y) the federal funds rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR) plus a specified margin, which may be adjusted upward or downward depending on whether certain criteria are satisfied. At September 30, 2026, the applicable interest spread on the Revolving Credit Facility was 112.5 basis points.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2025, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan (as amended, the “Term Loan”) that matures in March 2027. In March 2026, the Company executed a First Amendment to the Term Loan credit agreement to conform certain defined terms of the Term Loan to those contained in the Credit Agreement. The Term Loan bears interest at a variable rate per annum equal to, at the Company’s election, (i) Term SOFR (the forward-looking secured overnight financing rate) plus 0.90%, or (ii) the base rate (which is the highest of (x) PNC Bank, N.A.’s prime rate, (y) the overnight bank funding rate plus 0.50% or (z) the sum of 1.00% plus one-month Term SOFR). At September 30, 2026, the interest spread on the Term Loan was 90.0 basis points, resulting in an interest rate of 4.80%.

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

The Credit Agreement and the Term Loan require the Company to maintain a maximum leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness to the Company’s consolidated net income for the previous four quarters before interest, taxes, depreciation, amortization, non-cash charges and certain other items (EBITDA)) as of the last day of any quarter of 3.75 to 1.00, subject to the Company’s right to temporarily increase the maximum leverage ratio to 4.25 to 1.00 in connection with certain material acquisitions. The Company was in compliance with the financial covenants contained in the Credit Agreement and the Term Loan as of September 30, 2026.

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

The fair value of the long-term debt is estimated based upon Level 2 inputs to reflect the market rate of the Company’s debt. At September 30, 2026, the fair value of the 2028 Senior Notes and the 2030 Senior Notes was estimated to be $296 million ($303 million at December 31, 2025) and $275 million ($285 million at December 31, 2025), respectively. The carrying amount of the Term Loan approximated fair value as of September 30, 2026 and December 31, 2025. See Note 18 for the definition of a Level 2 input.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s assurance-type warranty liabilities were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$87.7	$72.8
Warranty provisions	73.0	55.2
Settlements made	(59.9)	(66.9)
Changes in liability for pre-existing warranties, net	4.4	21.5
Foreign currency translation	(0.1)	0.6
Balance at end of period	$105.1	$83.2

14. Guarantees

Customers of the Company, from time to time, may fund purchases from the Company through third-party finance companies. In certain instances, the Company may be requested to provide support for these arrangements through credit or residual value guarantees, by which the Company agrees to make payments to the finance companies in certain circumstances as further described below.

Credit Guarantees: The Company is party to multiple agreements whereby at September 30, 2026, the Company guaranteed an aggregate of $594.7 million in indebtedness of customers. At September 30, 2026, the Company estimated that its maximum loss exposure under these contracts was $109.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements and upon the occurrence of certain events, the Company generally has the ability to, among other things, take possession of the underlying collateral. If the financial condition of the customers were to deteriorate and result in their inability to make payments, then loss provisions in excess of amounts provided for at inception may be required. Given the Company’s position as original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company. While the Company does not expect to experience losses under these agreements that are materially in excess of the amounts reserved, it cannot provide any assurance that the financial condition of the third parties will not deteriorate resulting in the third parties’ inability to meet their obligations. In the event that this occurs, the Company cannot guarantee that the collateral underlying the agreements will be sufficient to avoid losses materially in excess of the amounts reserved. Any losses under these guarantees would generally be mitigated by the value of any underlying collateral, including financed equipment. During periods of economic weakness, collateral values generally decline and can contribute to higher exposure to losses.

Residual Value Guarantees: The Company is party to multiple agreements whereby at September 30, 2026, the Company guaranteed to support an aggregate of $80.7 million of customer equipment value. At September 30, 2026, the Company estimated that its maximum loss exposure under these contracts was $9.4 million. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Under the terms of these agreements, the Company guarantees that a piece of equipment will have a minimum residual value at a future date. If the counterparty is not able to recover the agreed upon residual value through sale, or alternative disposition, the Company is responsible for a portion of the shortfall. The Company is generally able to mitigate a portion of the risk associated with these guarantees by staggering the maturity terms of the guarantees, diversification of the portfolio and leveraging knowledge gained through the Company’s own experience in the used equipment markets. There can be no assurance the Company’s historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss. During periods of economic weakness, residual values generally decline and can contribute to higher exposure to losses.

The Company’s stand ready obligations (non-contingent) to perform under guarantees were $11.9 million and $12.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s credit loss exposure (contingent) related to its guarantees was $4.5 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments and Contingencies

Personal Injury Actions and Other - Product and general liability claims are made against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $10.0 million per claim ($5.0 million per claim prior to April 1, 2024) and a reserve is maintained for the estimated costs of such claims. At September 30, 2026 and December 31, 2025, the estimated net liabilities for product and general liability claims totaled $60.0 million and $53.0 million, respectively. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Market Risks - The Company was contingently liable under bid, performance and specialty bonds totaling $3.67 billion and $3.38 billion at September 30, 2026 and December 31, 2025, respectively. Outstanding letters of credit issued by the Company’s banks in favor of third parties totaled $27.1 million and $40.8 million at September 30, 2026 and December 31, 2025, respectively.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Shareholders’ Equity

Changes to the Company's common shares outstanding were as follows (in shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding at beginning of period	61,842,493	64,090,154	62,589,470	64,602,007
Repurchases of Common Stock	(556,138)	(666,359)	(1,526,888)	(1,368,666)
Exercise of stock options	2,225	53,111	27,329	88,863
Payment of stock-based restricted and performance shares	8,170	5,085	307,581	272,205
Shares tendered for taxes on stock-based compensation	(3,625)	(2,350)	(144,105)	(126,195)
Other	—	—	39,738	11,427
Outstanding at end of period	61,293,125	63,479,641	61,293,125	63,479,641

In May 2022, the Board of Directors authorized the Company to repurchase 12,000,000 shares of Common Stock. As of September 30, 2026, 6,418,981 shares of Common Stock remained under this authority.

17. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Three Months Ended September 30, 2026
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$64.3	$(77.1)	$—	$(12.8)
Other comprehensive income (loss) before reclassifications	—	(7.4)	—	(7.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	0.1	(0.9)
Net other comprehensive income (loss)	(1.0)	(7.4)	0.1	(8.3)
Balance at end of period	$63.3	$(84.5)	$0.1	$(21.1)

	Three Months Ended September 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$66.3	$(59.1)	$0.2	$7.4
Other comprehensive income (loss) before reclassifications	—	(3.1)	(0.3)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.1)	—	—	(1.1)
Net other comprehensive income (loss)	(1.1)	(3.1)	(0.3)	(4.5)
Balance at end of period	$65.2	$(62.2)	$(0.1)	$2.9

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2026
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$66.4	$(59.8)	$(0.2)	$6.4
Other comprehensive income (loss) before reclassifications	—	(24.7)	0.1	(24.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(3.1)	—	0.2	(2.9)
Net other comprehensive income (loss)	(3.1)	(24.7)	0.3	(27.5)
Balance at end of period	$63.3	$(84.5)	$0.1	$(21.1)

	Nine Months Ended September 30, 2025
	Pension and Post-Employment Benefits	Cumulative Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$68.4	$(172.2)	$0.6	$(103.2)
Other comprehensive income (loss) before reclassifications	—	110.0	(0.1)	109.9
Amounts reclassified from accumulated other comprehensive income (loss)	(3.2)	—	(0.6)	(3.8)
Net other comprehensive income (loss)	(3.2)	110.0	(0.7)	106.1
Balance at end of period	$65.2	$(62.2)	$(0.1)	$2.9

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the Company’s financial assets and liabilities were as follows (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Rabbi trust(a)	$10.1	$—	$—	$10.1
Investments in equity securities(b)	1.6	—	—	1.6
Foreign currency exchange derivatives(c)	—	0.5	—	0.5
Liabilities:
Foreign currency exchange derivatives(c)	$—	$2.0	$—	$2.0

December 31, 2025
Assets:
Rabbi trust(a)	$11.0	$—	$—	$11.0
Investments in equity securities(b)	7.0	—	—	7.0
Foreign currency exchange derivatives(c)	—	0.4	—	0.4
Liabilities:
Foreign currency exchange derivatives(c)	$—	$0.6	$—	$0.6
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

Access: This segment consists of the JLG and Jerr-Dan brands. JLG designs and manufactures mobile aerial work platforms and telehandlers and low-level access solutions that are sold worldwide for use in a wide variety of construction, industrial, institutional and general maintenance applications to position workers and materials at elevated heights. Jerr-Dan designs and manufactures towing and recovery vehicles. Access customers include equipment rental companies, construction contractors, home improvement centers and towing companies.

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

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Selected financial information relating to the Company’s reportable segments and product lines is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Access
Aerial work platforms	$658.3	$556.5	$1,824.4	$1,645.3
Telehandlers	320.0	260.8	791.5	830.4
Other	361.3	292.4	1,040.9	847.1
Total Access	1,339.6	1,109.7	3,656.8	3,322.8

Vocational
Municipal fire apparatus	362.1	405.5	1,117.5	1,133.3
Airport products	269.1	251.2	753.7	722.6
Refuse and recycling vehicles	162.5	185.3	476.9	587.8
Other	106.2	126.0	343.6	360.8
Total Vocational	899.9	968.0	2,691.7	2,804.5

Transport
Defense	301.2	441.6	871.9	1,226.3
Delivery vehicles	260.8	146.3	739.0	303.7
Total Transport	562.0	587.9	1,610.9	1,530.0

Corporate and Other	40.1	23.0	115.1	76.2
Consolidated	$2,841.6	$2,688.6	$8,074.5	$7,733.5

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2026
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$1,339.6	$899.9	$562.0	$2,801.5	$40.1	$2,841.6
Cost of sales (excluding R&D)	1,086.4	719.4	520.2	2,326.0	33.1	2,359.1
Research and development	22.1	6.9	7.9	36.9	5.3	42.2
Gross income	231.1	173.6	33.9	438.6	1.7	440.3
Employee compensation	44.5	30.7	12.8	88.0	39.5	127.5
Amortization of purchased intangibles	4.2	9.3	—	13.5	0.8	14.3
Intangible asset impairment	—	—	—	—	—	—
Other items(a)	36.7	46.0	12.9	95.6	5.8	101.4
Operating income	$145.7	$87.6	$8.2	$241.5	$(44.4)	197.1
Interest expense, net of interest income						(25.0)
Miscellaneous, net						5.8
Income before income taxes and earnings (losses) of unconsolidated affiliates						$177.9
(a)
Includes outside services and consulting, software and information technology, bad debt, advertising, travel, lease expense, depreciation and other miscellaneous SG&A expenses.

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$1,109.7	$968.0	$587.9	$2,665.6	$23.0	$2,688.6
Cost of sales (excluding R&D)	895.4	741.4	522.7	2,159.5	19.2	2,178.7
Research and development	21.1	13.3	1.1	35.5	3.9	39.4
Gross income	193.2	213.3	64.1	470.6	(0.1)	470.5
Employee compensation	36.5	33.4	13.2	83.1	31.7	114.8
Amortization of purchased intangibles	3.8	9.4	—	13.2	0.7	13.9
Intangible asset impairment	—	—	—	—	—	—
Other items(a)	34.9	28.8	14.3	78.0	3.4	81.4
Operating income	$118.0	$141.7	$36.6	$296.3	$(35.9)	260.4
Interest expense, net of interest income						(28.1)
Miscellaneous, net						6.1
Income before income taxes and earnings (losses) of unconsolidated affiliates						$238.4
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2026
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$3,656.8	$2,691.7	$1,610.9	$7,959.4	$115.1	$8,074.5
Cost of sales (excluding R&D)	3,000.0	2,133.0	1,491.3	6,624.3	96.6	6,720.9
Research and development	68.4	23.6	15.6	107.6	13.5	121.1
Gross income	588.4	535.1	104.0	1,227.5	5.0	1,232.5
Employee compensation	132.5	98.5	42.7	273.7	119.7	393.4
Amortization of purchased intangibles	12.5	28.1	—	40.6	2.4	43.0
Intangible asset impairment	—	—	—	—	—	—
Other items(a)	111.4	115.1	33.1	259.6	14.2	273.8
Operating income	$332.0	$293.4	$28.2	$653.6	$(131.3)	522.3
Interest expense, net of interest income						(77.5)
Miscellaneous, net						7.5
Income before income taxes and earnings (losses) of unconsolidated affiliates						$452.3
(a)
Includes outside services and consulting, software and information technology, lease expense, travel, advertising, depreciation and other miscellaneous SG&A expenses.

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Total Segment	Corporate and Other	Consolidated
Net Sales	$3,322.8	$2,804.5	$1,530.0	$7,657.3	$76.2	$7,733.5
Cost of sales (excluding R&D)	2,617.3	2,132.5	1,391.5	6,141.3	64.1	6,205.4
Research and development	64.4	45.3	4.8	114.5	18.7	133.2
Gross income	641.1	626.7	133.7	1,401.5	(6.6)	1,394.9
Employee compensation	118.2	102.7	40.1	261.0	107.0	368.0
Amortization of purchased intangibles	10.8	28.2	—	39.0	2.2	41.2
Intangible asset impairment	—	—	—	—	5.7	5.7
Other items(a)	109.4	89.0	38.6	237.0	15.5	252.5
Operating income	$402.7	$406.8	$55.0	$864.5	$(137.0)	727.5
Interest expense, net of interest income						(81.2)
Miscellaneous, net						13.9
Income before income taxes and earnings (losses) of unconsolidated affiliates						$660.2
(a)
Includes outside services and consulting, software and information technology, travel, office expenses, depreciation, advertising, lease expense and other miscellaneous SG&A expenses.

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Access	$22.5	$20.4	$67.5	$59.3
Vocational	21.1	20.1	62.5	62.6
Transport	12.4	9.4	35.4	24.8
Corporate and Other	6.8	6.4	20.2	19.1
Consolidated	$62.8	$56.3	$185.6	$165.8
Capital expenditures(a):
Access	$22.1	$25.0	$52.1	$88.6
Vocational	22.5	9.3	50.1	34.8
Transport	4.2	4.0	9.7	12.6
Corporate and Other	2.5	0.6	5.4	1.9
Consolidated	$51.3	$38.9	$117.3	$137.9
(a)
Capital expenditures include the purchase of both property, plant and equipment and equipment held for rental.

Total assets by segment are not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

The following tables present net sales by geographic region based on product shipment destination (in millions):

	Three Months Ended September 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$1,096.6	$821.3	$526.3	$39.3	$2,483.5
Other North America	45.2	45.8	—	0.2	91.2
Europe, Africa and Middle East	139.3	20.5	27.4	0.3	187.5
Rest of the World	58.5	12.3	8.3	0.3	79.4
Consolidated	$1,339.6	$899.9	$562.0	$40.1	$2,841.6

	Three Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$861.3	$891.1	$465.5	$20.2	$2,238.1
Other North America	45.6	45.7	—	0.3	91.6
Europe, Africa and Middle East	151.2	17.2	105.1	2.3	275.8
Rest of the World	51.6	14.0	17.3	0.2	83.1
Consolidated	$1,109.7	$968.0	$587.9	$23.0	$2,688.6

OSHKOSH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2026
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$2,907.3	$2,446.4	$1,461.7	$107.8	$6,923.2
Other North America	115.0	143.0	—	0.7	258.7
Europe, Africa and Middle East	479.3	65.4	90.2	1.3	636.2
Rest of the World	155.2	36.9	59.0	5.3	256.4
Consolidated	$3,656.8	$2,691.7	$1,610.9	$115.1	$8,074.5

	Nine Months Ended September 30, 2025
	Access	Vocational	Transport	Corporate and Other	Total
Net sales:
United States	$2,567.3	$2,580.2	$1,142.2	$65.3	$6,355.0
Other North America	153.2	132.7	—	1.4	287.3
Europe, Africa and Middle East	434.6	48.2	349.7	7.3	839.8
Rest of the World	167.7	43.4	38.1	2.2	251.4
Consolidated	$3,322.8	$2,804.5	$1,530.0	$76.2	$7,733.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations, including those under the caption “Overview,” are forward‑looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the cyclical nature of the Company’s access equipment, fire apparatus, refuse and recycling collection vehicle and air transportation equipment markets, which are particularly impacted by the strength of U.S. and European economies and construction outlooks; the Company’s estimates of access equipment demand which, among other factors, is influenced by historical customer buying patterns and rental company fleet replacement strategies; the Company's ability to predict the level and timing of orders and costs on the U.S. Postal Service contract; the Company's ability to increase production rates in its municipal fire apparatus and delivery vehicle businesses; risks that trade wars and related tariffs could further reduce demand for or competitiveness of the Company’s products or cause inefficiencies in the Company's supply chain; the Company’s ability to increase prices to raise margins or to offset higher input costs; the Company's ability to achieve its projected material and manufacturing efficiency savings; the Company's ability to accurately predict future input costs associated with U.S. Department of Defense contracts; the Company’s ability to attract and retain production labor in a timely manner; the strength of the U.S. dollar and its impact on Company exports, translation of foreign sales and the cost of purchased materials; the impact of severe weather, war, natural disasters or pandemics that may affect the Company, its suppliers or its customers; budget uncertainty for the U.S. federal government, including risks of future budget cuts, the impact of continuing resolution funding mechanisms or a prolonged federal government shutdown; the impact of any U.S. Department of Defense solicitation for competition for future contracts to produce military vehicles; risks related to the collectability of receivables, particularly for those businesses with exposure to construction markets; the cost of any warranty campaigns related to the Company’s products; risks associated with international operations and sales, including compliance with the Foreign Corrupt Practices Act; the Company’s ability to comply with complex laws and regulations applicable to U.S. government contractors; cybersecurity risks and costs of defending against, mitigating and responding to data security threats and breaches impacting the Company; the Company’s ability to successfully identify, complete and integrate acquisitions and to realize the anticipated benefits associated with the same; and risks related to the Company’s ability to successfully execute on its strategic road map and meet its long-term financial goals. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward‑looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, those described in the Company’s most recent Annual Report on Form 10-K and Item 1A. of Part II of this Quarterly Report on Form 10-Q.

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

Vocational — custom and commercial fire apparatus and equipment sold to municipal fire departments; aviation ground support products, gate equipment and airport services sold to commercial airlines, airports, air-freight carriers, ground handling customers and the military; aircraft rescue and firefighting (ARFF) vehicles sold to airports and the U.S. military; refuse and recycling collection vehicles sold to commercial and municipal waste haulers; field service vehicles and truck‑mounted cranes sold to mining, construction and equipment rental companies; simulators, mobile command vehicles and other emergency vehicles sold to fire departments and other governmental units; and front-discharge concrete mixers sold to ready-mix companies.

Transport — tactical vehicles, trailers and parts sold to the U.S. military and to other militaries around the world and the Next Generation Delivery Vehicle (NGDV) for the United States Postal Service (USPS).

Overview

Consolidated sales in the third quarter of 2026 increased $153 million, or 5.7%, compared to the third quarter of 2025. The increase was primarily the result of higher Access segment sales volume and improved pricing in all three segments, offset in part by lower sales volume in the Vocational segment due to production challenges associated with municipal fire apparatus. Municipal fire apparatus production was significantly below our expectations, reflecting near-term challenges associated with initiatives to modernize manufacturing processes at Pierce.

Consolidated operating income in the third quarter of 2026 was $197 million, or 6.9% of sales, compared to $260 million, or 9.7% of sales, in the third quarter of 2025. The decrease in consolidated operating income was primarily the result of unfavorable sales mix and higher selling, general and administrative expenses, offset in part by the impact of higher gross margin associated with higher sales volume and improved price/cost dynamics.

The Company continued to repurchase shares of its Common Stock, repurchasing 556,138 shares during the third quarter of 2026 for $82 million, bringing share repurchases for the first nine months of 2026 to $221 million. Share repurchases during the previous twelve months benefited earnings per share during the third quarter of 2026 by $0.08 compared to the third quarter of 2025.

Orders in the Access segment in the third quarter of 2026 of $2.0 billion were robust, resulting in a book-to-bill ratio of 1.5. Orders in the third quarter of 2026 included receipt of 2027 annual purchase orders from select national rental companies. Orders brought Access segment backlog to $2.7 billion at September 30, 2026.

The Vocational segment continued initiatives to modernize municipal fire apparatus manufacturing processes and increase production capacity to better serve customer demand and address elevated backlog. However, these initiatives resulted in manufacturing challenges during the quarter and lower production and shipment volume. The Company is actively addressing these issues by improving material tracking for internally fabricated parts and "point-of-use" delivery, stabilizing the processes that support its manufacturing improvements and adding experienced manufacturing leadership to support the transformation. Once fully implemented, the Company expects the high-flow production lines to support production volumes that are 25% to 30% higher than they were in 2025.

The Company now expects its 2026 earnings per share to be between $8.00 and $9.00, down between $1.50 and $2.50 from the Company's previous guidance. The Company expects net sales to be approximately $11.0 billion, compared to the Company's most recent estimate of $11.2 billion. The revised expectations reflect lower municipal fire apparatus and delivery vehicle production, offset in part by higher sales volume in the Access segment. The low-end of the range reflects the possibility that the Company does not receive an additional NGDV order in 2026, which could impact earnings by up to $0.50 per share.

The earnings per share estimate includes after-tax charges of $0.70 per share related to amortization of purchased intangible assets and $0.07 per share related to a reserve on a note receivable associated with a prior divestiture, partially offset by a $0.27 per share benefit resulting from the expiration of a foreign anti-hybrid tax matter. Excluding these items, the Company now expects 2026 adjusted earnings per share to be between $8.50 and $9.50.

The Company now expects Access segment 2026 sales to be approximately $4.8 billion and operating income margin to be approximately 9.4% compared to the Company's initial estimate of $4.2 billion and 9.7%, respectively.

The Company now expects Vocational segment 2026 sales to be approximately $3.7 billion and operating income margin to be approximately 11.4% compared to the Company's initial estimate of $4.2 billion and 16.1%, respectively.

The Company now expects Transport segment 2026 sales to be approximately $2.3 billion compared to the Company's initial estimate of $2.5 billion. The Company continues to expect Transport segment 2026 operating income margin of approximately 4.0%.

Net operating costs for Corporate and other are expected to be approximately $178 million in 2026, including approximately $3 million of intangible asset amortization.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents consolidated results (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$2,841.6	$2,688.6	$153.0	5.7%	$8,074.5	$7,733.5	$341.0	4.4%
Cost of sales	2,401.3	2,218.1	183.2	8.3%	6,842.0	6,338.6	503.4	7.9%
Gross income	$440.3	$470.5	$(30.2)	-6.4%	$1,232.5	$1,394.9	$(162.4)	-11.6%
% of sales	15.5%	17.5%	-200 bps		15.3%	18.0%	-270 bps
Selling, general and administrative	$228.9	$196.2	$32.7	16.7%	$667.2	$620.5	$46.7	7.5%
Amortization of purchased intangibles	14.3	13.9	0.4	2.9%	43.0	41.2	1.8	4.4%
Intangible asset impairment	—	—	—	0.0%	—	5.7	(5.7)	-100.0%
Operating income	$197.1	$260.4	$(63.3)	-24.3%	$522.3	$727.5	$(205.2)	-28.2%
% of sales	6.9%	9.7%	-280 bps		6.5%	9.4%	-290 bps

Third Quarter 2026 Compared to 2025

Consolidated net sales increased primarily due to higher sales volume in the Access segment ($199 million) and improved pricing in all three segments ($74 million), offset by lower sales volume in the Vocational segment ($98 million).

The decrease in consolidated gross margin was primarily due to adverse sales mix (240 basis points) and higher material costs (210 basis points), including higher tariff and freight costs, offset in part by improved pricing (190 basis points) and lower warranty costs (40 basis points).

The increase in consolidated selling, general and administrative expenses was primarily the result of higher employee compensation ($14 million), including the impact of higher healthcare costs, increased bad debt expense ($10 million), which primarily related to a reserve on a note receivable associated with a prior divestiture, and increased legal and professional fees ($4 million).

The decrease in consolidated operating income was primarily due to adverse sales mix ($68 million), higher material costs ($57 million) and higher selling, general and administrative expenses ($33 million), offset in part by improved pricing ($74 million) and the impact of higher gross income associated with higher sales volume ($22 million).

First Nine Months 2026 Compared to 2025

Consolidated net sales increased primarily due to higher sales volume in the Access segment ($257 million), improved pricing across all three segments ($174 million), higher sales volume in the Transport segment ($52 million) and favorable currency impacts ($23 million), offset in part by lower sales volume in the Vocational segment ($211 million).

The decrease in consolidated gross margin was primarily due to adverse sales mix (200 basis points), increased material costs (140 basis points), including higher tariff and freight costs, and higher manufacturing overhead costs (80 basis points), offset in part by improved pricing (160 basis points).

The increase in consolidated selling, general and administrative expenses was primarily the result of higher employee compensation ($29 million), increased bad debt expense ($10 million), which primarily related to the reserve on the note receivable associated with a prior divestiture, and increased legal and professional fees ($7 million).

The Company recorded an intangible asset impairment related to Pratt Miller of $6 million during the second quarter of 2025.

The decrease in consolidated operating income was primarily due to adverse sales mix ($164 million), increased material costs ($146 million), higher manufacturing overhead costs ($62 million) and higher selling, general and administrative expenses ($47 million), offset in part by improved pricing ($174 million) and the impact of higher gross income associated with higher sales volume ($36 million).

The following table presents consolidated non-operating changes (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Interest expense, net of interest income	$(25.0)	$(28.1)	$3.1	-11.0%	$(77.5)	$(81.2)	$3.7	-4.6%
Miscellaneous, net	5.8	6.1	(0.3)	-4.9%	7.5	13.9	(6.4)	-46.0%

Provision for income taxes	40.5	41.7	(1.2)	-2.9%	88.2	143.7	(55.5)	-38.6%
Effective tax rate	22.8%	17.5%			19.5%	21.8%

Equity in earnings (losses) of unconsolidated affiliates	$1.0	$(0.5)	$1.5	-300.0%	$0.6	$(3.3)	$3.9	-118.2%

Third Quarter 2026 Compared to 2025

Miscellaneous, net primarily relates to gains and losses on investments, foreign currency transaction gains and losses and non-service costs of the Company’s pension plans. Results for the third quarter of 2026 included an indemnification recovery of $5 million arising from the original purchase of a federal income tax credit upon the recapture of the credit in the quarter and income related to the non-service portion of the Company's pension plans of $2 million. Results for the third quarter of 2025 included unrealized gains related to investments of $3 million and income related to the non-service portion of the Company's pension plans of $2 million.

The effective tax rate in the third quarter of 2026 included a net discrete tax charge of $1 million, including a $5 million charge related to the recapture in the quarter of the purchased federal income tax credit, offset in part by a $4 million benefit related to the expiration of the statute of limitations for a foreign anti-hybrid tax matter. The effective tax rate in the third quarter of 2025 included net discrete tax benefits of $22 million, including $19 million related to the release of uncertain tax positions on the resolution of a multi-year federal income tax audit.

First Nine Months 2026 Compared to 2025

Miscellaneous, net primarily relates to gains and losses on investments, foreign currency transaction gains and losses and non‑service costs of the Company’s pension plans. Results for the first nine months of 2026 included income related to the non-service portion of the Company's pension plans of $6 million and the federal income tax credit indemnification recovery of $5 million, partially offset by a $5 million unrealized loss on investments. Results for the first nine months of 2025 included unrealized gains related to investments of $7 million and income related to the non-service portion of the Company's pension plans of $5 million.

The effective tax rate in the first nine months of 2026 included net discrete tax benefits of $18 million, primarily related to $21 million of benefits related to the foreign anti-hybrid tax matter, partially offset by the $5 million charge related to the recapture of the purchased federal income tax credit. The effective tax rate in the first nine months of 2025 included net discrete tax benefits of $20 million, including $19 million related to the release of uncertain tax positions on the resolution of the multi‑year federal income tax audit during the third quarter of 2025.

SEGMENT RESULTS

Access

The following table presents the Access segment results (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$1,339.6	$1,109.7	$229.9	20.7%	$3,656.8	$3,322.8	$334.0	10.1%
Cost of sales	1,108.5	916.5	192.0	20.9%	3,068.4	2,681.7	386.7	14.4%
Gross income	$231.1	$193.2	$37.9	19.6%	$588.4	$641.1	$(52.7)	-8.2%
% of sales	17.3%	17.4%	-10 bps		16.1%	19.3%	-320 bps
Selling, general and administrative	$81.2	$71.4	$9.8	13.7%	$243.9	$227.6	$16.3	7.2%
Amortization of purchased intangibles	4.2	3.8	0.4	10.5%	12.5	10.8	1.7	15.7%
Operating income	$145.7	$118.0	$27.7	23.5%	$332.0	$402.7	$(70.7)	-17.6%
% of sales	10.9%	10.6%	30 bps		9.1%	12.1%	-300 bps

Third Quarter 2026 Compared to 2025

Access segment net sales increased primarily due to higher sales volumes in North America ($207 million) and improved pricing ($31 million).

The decrease in gross margin in the Access segment was primarily due to higher material costs (210 basis points), including higher tariff and freight costs, and adverse customer sales mix (150 basis points), offset by lower manufacturing overhead costs (150 basis points) due in part to higher absorption of fixed costs as a result of higher production, and improved pricing (170 basis points).

The increase in selling, general and administrative expenses in the Access segment was primarily due to higher incentive compensation accruals ($6 million).

The increase in operating income in the Access segment was primarily due to the impact of higher gross income associated with higher sales volume ($54 million) and improved pricing ($31 million), offset in part by higher material costs ($32 million), adverse customer sales mix ($19 million) and higher incentive compensation accruals ($12 million).

First Nine Months 2026 Compared to 2025

Access segment net sales increased primarily as a result of higher sales volume in North America ($253 million), improved pricing ($54 million) and favorable currency impacts ($23 million).

The decrease in gross margin in the Access segment was primarily due to higher material costs (230 basis points), including higher tariff and freight costs, and adverse customer and product sales mix (200 basis points), offset in part by improved pricing (110 basis points).

The increase in selling, general and administrative expenses in the Access segment was primarily due to higher incentive compensation accruals ($7 million) and higher employee compensation ($7 million).

The decrease in operating income in the Access segment was primarily due to higher material costs ($86 million), adverse customer and product sales mix ($75 million), higher selling, general and administrative expenses ($16 million) and higher litigation costs ($10 million), offset in part by the impact of higher gross income associated with higher sales volume ($72 million) and improved pricing ($54 million).

Vocational

The following table presents the Vocational segment results (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$899.9	$968.0	$(68.1)	-7.0%	$2,691.7	$2,804.5	$(112.8)	-4.0%
Cost of sales	726.3	754.7	(28.4)	-3.8%	2,156.6	2,177.8	(21.2)	-1.0%
Gross income	$173.6	$213.3	$(39.7)	-18.6%	$535.1	$626.7	$(91.6)	-14.6%
% of sales	19.3%	22.0%	-270 bps		19.9%	22.3%	-240 bps
Selling, general and administrative	$76.7	$62.2	$14.5	23.3%	$213.6	$191.7	$21.9	11.4%
Amortization of purchased intangibles	9.3	9.4	(0.1)	-1.1%	28.1	28.2	(0.1)	-0.4%
Operating income	$87.6	$141.7	$(54.1)	-38.2%	$293.4	$406.8	$(113.4)	-27.9%
% of sales	9.7%	14.6%	-490 bps		10.9%	14.5%	-360 bps

Third Quarter 2026 Compared to 2025

Vocational segment net sales decreased due to lower sales volume ($98 million) offset in part by improved pricing ($30 million). Municipal fire apparatus sales volume was down $75 million compared to the third quarter of 2025 as Pierce experienced production challenges associated with initiatives to modernize manufacturing processes. Refuse and recycling collection vehicle sales volume was down $23 million, consistent with softer market conditions experienced earlier in the year.

The decrease in gross margin in the Vocational segment was primarily attributable to overhead costs related to the Company's municipal fire apparatus production initiatives (120 basis points) and adverse sales mix (80 basis points).

The increase in selling, general and administrative expenses in the Vocational segment was primarily due to increased bad debt expense ($9 million), which primarily related to the reserve on the note receivable associated with a prior divestiture, and increased legal and professional fees ($5 million).

The decrease in operating income in the Vocational segment was primarily due to the impact of lower gross income associated with lower sales volume ($30 million), higher material costs ($24 million), higher selling, general and administrative expenses ($15 million) and overhead costs related to the Company's municipal fire apparatus production initiatives ($11 million), offset in part by improved pricing ($30 million).

First Nine Months 2026 Compared to 2025

Vocational segment net sales decreased due to lower sales volume ($211 million) offset in part by improved pricing ($98 million). The decrease in sales volume was primarily a result of lower refuse and recycling collection vehicle sales volume ($122 million) consistent with softer market conditions experienced earlier in the year and lower municipal fire apparatus sales volume ($100 million) reflecting production challenges associated with the initiatives to modernize manufacturing.

The decrease in gross margin in the Vocational segment was primarily attributable to higher material costs (210 basis points), adverse sales mix (130 basis points), including unfavorable product sales mix as well as the transition to a dealer network for non-fleet sales of refuse and recycling collection vehicles, overhead costs related to the Company's municipal fire apparatus production initiatives (120 basis points) and higher manufacturing overhead costs (70 basis points), due in part to lower absorption of fixed costs as a result of lower production, offset in part by improved pricing (250 basis points).

The increase in selling, general and administrative expenses in the Vocational segment was primarily due to increased bad debt expense ($9 million), which primarily related to the reserve on the note receivable associated with a prior divestiture, and increased legal and professional fees ($7 million).

The decrease in operating income in the Vocational segment was primarily a result of the impact of lower gross income associated with lower sales volume ($64 million), higher material costs ($55 million), overhead costs related to the Company's municipal fire apparatus production initiatives ($32 million), adverse sales mix ($30 million), higher selling, general and administrative expenses ($22 million) and higher manufacturing overhead costs ($16 million), offset in part by improved pricing ($98 million).

Transport

The following table presents the Transport segment results (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$562.0	$587.9	$(25.9)	-4.4%	$1,610.9	$1,530.0	$80.9	5.3%
Cost of sales	528.1	523.8	4.3	0.8%	1,506.9	1,396.3	110.6	7.9%
Gross income	$33.9	$64.1	$(30.2)	-47.1%	$104.0	$133.7	$(29.7)	-22.2%
% of sales	6.0%	10.9%	-490 bps		6.5%	8.7%	-220 bps
Selling, general and administrative	$25.7	$27.5	$(1.8)	-6.5%	$75.8	$78.7	$(2.9)	-3.7%
Operating income	$8.2	$36.6	$(28.4)	-77.6%	$28.2	$55.0	$(26.8)	-48.7%
% of sales	1.5%	6.2%	-470 bps		1.8%	3.6%	-180 bps

Third Quarter 2026 Compared to 2025

Transport segment net sales decreased primarily due to the absence of a license of Joint Light Tactical Vehicle (JLTV) intellectual property to the U.S. government that occurred in the third quarter of 2025 ($25 million).

The decrease in gross margin in the Transport segment was primarily due to the absence of the JLTV license (360 basis points), adverse product sales mix (330 basis points), reflecting a lower mix of defense vehicles, and higher manufacturing overhead (140 basis points), due in part to increased training costs and lower absorption of fixed costs as a result of lower production, partially offset by improved pricing (190 basis points) as the Company transitions defense vehicle production to newer contracts with more favorable pricing, and lower warranty expense (180 basis points).

The decrease in operating income in the Transport segment was primarily due to the absence of the JLTV license ($25 million), adverse product sales mix ($19 million) and higher manufacturing overhead costs ($7 million), partially offset by improved pricing ($13 million) and lower warranty expense ($11 million).

First Nine Months 2026 Compared to 2025

Transport segment net sales increased due to higher NGDV sales volume ($431 million) and improved pricing as the Company transitions to newer contracts with more favorable pricing ($22 million), offset in part by lower defense sales volume ($379 million).

The decrease in gross margin in the Transport segment was primarily due to adverse product sales mix (150 basis points), reflecting a lower mix of defense vehicles, and higher manufacturing overhead (130 basis points), driven by increased training and workforce transition costs as well as lower absorption of fixed costs as a result of lower production and the absence of the JLTV license (130 basis points), partially offset by lower unfavorable cumulative catch-up adjustments on contracts (110 basis points) and improved pricing (110 basis points).

The decrease in operating income in the Transport segment was primarily due to adverse product sales mix ($25 million), the absence of the JLTV license ($25 million) and higher manufacturing overhead costs ($22 million), offset in part by improved pricing ($22 million), lower unfavorable cumulative catch-up adjustments on contracts ($18 million) and the impact of higher gross income associated with higher sales volume ($13 million).

Corporate and Other

The following table presents corporate and other results (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales	$40.1	$23.0	$17.1	74.3%	$115.1	$76.2	$38.9	51.0%
Cost of sales	38.4	23.1	15.3	66.2%	110.1	82.8	27.3	33.0%
Gross income	1.7	(0.1)	1.8	-1800.0%	5.0	(6.6)	11.6	-175.8%
Selling, general and administrative	45.3	35.1	10.2	29.1%	133.9	122.5	11.4	9.3%
Amortization of purchased intangibles	0.8	0.7	0.1	14.3%	2.4	2.2	0.2	9.1%
Intangible asset impairment	—	—	—	0.0%	—	5.7	(5.7)	-100.0%
Operating loss	$(44.4)	$(35.9)	$(8.5)	23.7%	$(131.3)	$(137.0)	$5.7	-4.2%

Third Quarter 2026 Compared to 2025

Net operating costs for corporate and other increased primarily due to the timing of healthcare charges between Corporate and the segments.

First Nine Months 2026 Compared to 2025

Net operating costs for corporate and other decreased primarily due to improved operating results at Pratt Miller ($7 million) and the non-recurrence of an intangible asset impairment ($6 million), partially offset by the timing of healthcare charges between Corporate and the segments ($11 million).

Liquidity and Capital Resources

The Company generates significant capital resources from operating activities, which is the expected primary source of funding for the Company. In addition to cash generated from operations, the Company had other sources of liquidity available at September 30, 2026, including $558.0 million of cash and cash equivalents and $1.58 billion of unused available capacity under the Revolving Credit Facility (as defined in "Liquidity"). Borrowings under the Revolving Credit Facility could, as discussed below, be limited by the financial covenants contained in the Credit Agreement (as defined in “Liquidity”). The Company was in compliance as of September 30, 2026 and expects to remain in compliance with the financial covenants contained in the Credit Agreement.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditures related to capacity and strategic investments. The Company remains in a stable capital resources and liquidity position that the Company believes is adequate to meet its projected needs.

Financial Condition

The Company’s cash and cash equivalents and capitalization were as follows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$558.0	$479.8
Total debt	1,101.1	1,100.9
Total shareholders’ equity	4,551.4	4,530.5
Total capitalization (debt plus equity)	5,652.5	5,631.4
Debt to total capitalization	19.5%	19.5%

The Company’s ratio of debt to total capitalization of 19.5% at September 30, 2026 remained within its targeted range.

The Company’s goal is to maintain an investment-grade credit rating. The rating agencies periodically update the Company’s credit ratings as events or changes in economic conditions occur. At September 30, 2026, the long-term credit ratings assigned to the Company’s senior debt securities by the credit rating agencies engaged by the Company were as follows:

Rating Agency	Rating
Fitch Ratings	BBB
Moody’s Investors Service, Inc.	Baa3
Standards & Poor’s	BBB

Subsequent to September 30, 2026, Moody's Investors Service, Inc. upgraded the Company's credit rating to Baa2.

Consolidated days sales outstanding (defined as “Trade Receivables” at quarter end divided by “Net Sales” for the most recent quarter multiplied by 90 days) increased from 43 days at December 31, 2025 to 48 days at September 30, 2026. Days sales outstanding for segments other than the Transport segment increased from 51 days at December 31, 2025 to 56 days at September 30, 2026 primarily due to the mix of segment sales. Consolidated inventory turns (defined as “Cost of Sales” on an annualized basis, divided by the average “Inventory” at the past five quarter end periods) increased from 3.6 times at December 31, 2025 to 3.8 times at September 30, 2026 due to better inventory management in the Access segment. Consolidated days payable outstanding (defined as “Accounts Payable” at quarter end divided by material costs of sales for the most recent quarter multiplied by 90 days) decreased from 65 days at December 31, 2025 to 58 days at September 30, 2026 primarily due to more timely invoice processing outside of the year-end holidays.

Cash Flows

Operating Cash Flows

Operating activities provided cash of $533.2 million in the first nine months of 2026 compared to $183.3 million during the first nine months of 2025. The improvement in operating cash flow reflected more disciplined working capital management related to lower inventory levels and higher customer advances. The Company now expects cash flow from operations to be between $780 million and $880 million in 2026.

Investing Cash Flows

Investing activities used cash of $80.0 million in the first nine months of 2026 compared to $136.3 million during the first nine months of 2025. Investing cash flows included higher proceeds from the sale of equipment held for rental, which increased by $40.4 million compared to the first nine months of 2025. Through the first nine months of 2026, the Company used $100.0 million for capital expenditures, a decrease of $5.6 million compared to the first nine months of 2025. The Company expects that it will invest $180 million on capital expenditures in 2026.

Financing Cash Flows

Financing activities used cash of $371.9 million in the first nine months of 2026 compared to $51.6 million during the first nine months of 2025. In March 2025, to provide additional liquidity, the Company entered into a credit agreement with various lenders to borrow funds under a $500 million unsecured term loan. In the first nine months of 2026, the Company repurchased 1,526,888 shares of its Common Stock at an aggregate cost of $221.3 million. As of September 30, 2026, the Company had approximately 6.4 million shares of Common Stock remaining under its repurchase authorization. In the first nine months of 2025, the Company repurchased 1,368,666 shares of its Common Stock at an aggregate cost of $159.3 million.

Liquidity

Credit Agreements

On March 16, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement with various lenders (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”)

with a maximum aggregate availability of $1.60 billion that matures in March 2031. At September 30, 2026, there were no borrowings under the Revolving Credit Facility and specified outstanding letters of credit of $17.3 million reduced available capacity under the Revolving Credit Facility to $1.58 billion.

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

Covenant Compliance

The Term Loan and the Credit Agreement contain various restrictions and covenants, including a requirement that the Company maintain a leverage ratio at certain levels, subject to certain exceptions, restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional subsidiary indebtedness and consummate acquisitions and a restriction on the disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole. The Company was in compliance with the financial covenants as of September 30, 2026 and expects to be able to meet the financial covenants contained in its credit agreements over the next twelve months.

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

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s debt as of September 30, 2026.

Critical Accounting Estimates

The Company’s disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended December 31, 2025 have not materially changed since that report was filed.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Customers and Backlog

Sales to the U.S. government comprised approximately 13% of the Company’s net sales in the first nine months of 2026. No other single customer accounted for more than 10% of the Company’s net sales for this period. A substantial majority of the Company’s net sales are derived from the fulfillment of customer orders that are received prior to commencing production.

The Company’s backlog at September 30, 2026 increased 10.6% to $15.1 billion compared to $13.7 billion at September 30, 2025. Access segment backlog increased 268.2% to $2.7 billion at September 30, 2026 compared to $721 million at September 30, 2025 due in part to the receipt of 2027 orders from select national rental companies, which the Company believes is coming from strong demand for construction equipment to support data centers and megaprojects. Vocational segment backlog increased 5.3% to $6.7 billion at September 30, 2026 compared to $6.4 billion at September 30, 2025 due to improved demand for airport products. Unit backlog for municipal fire apparatus as of September 30, 2026 was down 0.7% compared to September 30, 2025. Unit backlog for refuse and recycling collection vehicles as of September 30, 2026 was down 10.3% compared to September 30, 2025. Transport segment backlog decreased 12.8% to $5.6 billion at September 30, 2026 compared to $6.5 billion at September 30, 2025, primarily reflecting NGDV production.

Backlog represents the dollar amount of revenues that the Company anticipates from customer contracts that have been awarded. Reported backlog includes the original contract amount and any contract modifications that have been agreed upon. Reported backlog excludes purchase options, orders for which definitive contracts have not been executed and any potential future contract modifications. Backlog is comprised of fixed and variable priced contracts that may be canceled, modified or otherwise changed in the future. As a result, backlog may not be indicative of future operating results. Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales. Approximately 84% of the Company’s September 30, 2026 backlog is not expected to be filled in 2026.

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

	2026 Expectations
	Low	High
Earnings per share-diluted (GAAP)	$8.00	$9.00
Amortization of purchased intangibles, net of tax	0.70	0.70
Reserve on prior divestiture-related note receivable, net of tax	0.07	0.07
Expiration of foreign anti-hybrid tax matter	(0.27)	(0.27)
Adjusted earnings per share-diluted (non-GAAP)	$8.50	$9.50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates, commodity prices and foreign currency, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, have not materially changed since that report was filed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

The following table sets forth information with respect to purchases of Common Stock made by the Company or on the Company’s behalf during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	163,361	$146.31	163,361	6,811,758
August 1 - August 31	149,397	153.27	149,397	6,662,361
September 1 - September 30	243,380	142.98	243,380	6,418,981
Total	556,138		556,138

(1)
In May 2022, the Board of Directors approved a Common Stock repurchase authorization of 12,000,000 shares. At September 30, 2026, the Company had repurchased 5,581,019 shares under this authorization. As a result, the Company had 6,418,981 shares of Common Stock remaining available for repurchase under the authorization. The Company can use the current authorization at any time as there is no expiration date associated with the authorization. From time to time, the Company may enter into a Rule 10b5-1 trading plan for the purpose of repurchasing shares under this authorization.

The Company intends to declare and pay dividends on a regular basis. However, the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 29, 2026.

31.2	Certification by the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated October 29, 2026.

32.1	Written Statement of the President and Chief Executive Officer, pursuant to 18 U.S.C. §1350, dated October 29, 2026.

32.2	Written Statement of the Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. §1350, dated October 29, 2026.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSHKOSH CORPORATION

October 29, 2026	By	/s/ John C. Pfeifer
John C. Pfeifer, President and Chief Executive Officer (Principal Executive Officer)

October 29, 2026	By	/s/ Matthew A. Field
Matthew A. Field, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2026	By	/s/ James C. Freeders
James C. Freeders, Senior Vice President Finance and Controller (Principal Accounting Officer)